Form 10-Q
period 2018-09-30
Monroe Capital Income Plus Corp
filed 2018-11-13
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55941

MONROE CAPITAL INCOME PLUS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	83-0711022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of November 12, 2018, the registrant had 100 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

STATEMENT OF ASSETS AND LIABILITIES

AS OF SEPTEMBER 30, 2018

(UNAUDITED)

ASSETS
Cash	$1,000
Total assets	1,000

LIABILITIES
Total liabilities	-
Net assets	$1,000

Commitments and contingencies (See Note 4)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000,000 shares authorized,
100 shares issued and outstanding	$-
Capital in excess of par value	1,000
Total net assets	$1,000

Net asset value per share	$10.00

See Notes to Statement of Assets and Liabilities.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO STATEMENT OF ASSETS AND LIABILITIES
(unaudited)

Note 1. Organization and Principal Business

Monroe Capital Income Plus Corporation (the “Company”) is a Maryland corporation formed on May 30, 2018. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. The Company intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

As of September 30, 2018, no operations have occurred. The Company issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to Monroe Capital Management Advisors, LLC (“MC Management”), an affiliate of Monroe Capital BDC Advisors, LLC (“MC Advisors”), the Company’s investment adviser. The sale of the Company’s common stock was approved by the unanimous consent of the Company’s Board of Directors (the “Board”) at the time.

The Company expects to conduct a best efforts, continuous private offering (a “Private Offering”) of the Company’s common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. At the closing of an offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. At each closing, investors will be required to fund their full subscription to purchase shares of the Company’s common stock. The Company anticipates commencing its loan origination and investment activities contemporaneously with the initial closing of the Private Offering.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying statement of assets and liabilities of the Company has been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). The Company’s fiscal year ends on December 31.

As of September 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.001 at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management have occurred. Accordingly, the Company had no operations and therefore omitted the statement of operations, the statement of changes in net assets, and the statement of cash flows.

Use of Estimates

The preparation of the statement of assets and liabilities in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of assets and liabilities. Actual results could differ from those estimates.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Income Taxes

The Company intends to file an election to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the statement of assets and liabilities were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the statement of assets and liabilities as of September 30, 2018.

Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying statement of assets and liabilities.

Note 3. Transactions with Related Parties

The Company intends to enter into an Investment Advisory Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, will provide investment advisory services to the Company. The Company will pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s stockholders.

The base management fee will be payable quarterly in arrears and will commence with the initial drawdown from investors in the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.50% of average total assets (which includes assets financed using leverage). Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash).

The incentive fee will consist of two parts. The first part will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement between and the Company and MC Management (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. MC Advisors is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued interest that the Company never actually receives.

Pre-incentive fee net investment income will not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.50% per quarter (6% annually).

The Company will pay MC Advisors an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);
•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.76% in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. Prior to an Exchange Listing, the catch-up is meant to provide MC Advisors with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter, and following an Exchange Listing, the catch-up is meant to provide MC Advisors with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.88% in any calendar quarter; and

•	prior to an Exchange Listing, 15% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter, and following an Exchange Listing, 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals 15% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

The Company intends to enter into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management.

The Company intends to enter into a license agreement with Monroe Capital LLC under which Monroe Capital LLC will grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company will have the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company will have no legal right to the “Monroe Capital” name or logo.

Note 4. Commitments and Contingencies

As of September 30, 2018, MC Management has incurred organization and offering costs of approximately $210,984 on behalf of the Company. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred will be borne by MC Management. If a formal commitment of external capital does occur, MC Management has agreed to reimburse the Company up to $250,000 for organization and offering costs. If the expenses incurred are greater than $250,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $250,000. As there has been no formal commitment of external capital as of the date of issuance of this statement of assets and liabilities, no such costs have been recorded by the Company.

Note 5. Net Assets

As of September 30, 2018, the total number of shares of all classes of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.001 per share. The Company accepted $1,000 in capital from MC Management. In exchange for this contribution, MC Management received 100 shares of common stock of the Company at $10 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with Monroe Capital BDC Advisors, LLC (“MC Advisors”) and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets,” “expects” and similar expressions to identify forward-looking statements. The forward looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of amendment No. 1 to our Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission (“SEC”) on July 30, 2018 (File No. 000-55941), and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company incorporated under the Maryland General Corporation Law on May 30, 2018. We intend to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

As of September 30, 2018, we have not commenced operations.

Revenues

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies.  Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base.

Expenses

All investment professionals of Monroe Capital BDC Advisors, LLC (“MC Advisors”) and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);

•	any and all fees, costs and expenses incurred in connection with our incurrence of leverage and indebtedness, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on our borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments and letters of credit for our account in making, carrying, funding and/or otherwise resolving investment guarantees);

•	offerings of our common stock and other securities;

•	investment advisory fees;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and Monroe Capital Management Advisors, LLC (“MC Management”) based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);

•	any and all fees, costs and expenses incurred in implementing or maintaining third-party or proprietary software tools, programs or other technology for the benefit of the Company (including, without limitation, any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems such as “Wall Street Office,” “Everest” (Black Mountain), “Mariana,” general ledger or portfolio accounting systems and similar systems and services, including, without limitation, consultant, software licensing, data management and recovery services fees and expenses);

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or MC Management in connection with administering our business.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2018, we have not commenced operations.

We intend to enter into certain contracts under which we will have material future commitments. We intend to enter into the Investment Advisory Agreement with MC Advisors in accordance with the 1940 Act. Under the Investment Advisory Agreement, MC Advisors will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of our average invested assets and (ii) an incentive fee based on our performance.

We also intend to enter into the Administration Agreement with MC Management, pursuant to which MC Management will perform, or oversee the performance of, clerical, bookkeeping, recordkeeping, and other required administrative services, including managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse MC Management an amount equal to our allocable portion (subject to the review of our Board of Directors (the “Board”)) of its overhead resulting from its obligations under the Administration Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We will record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, we will not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium will be capitalized, and then we will amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income will be accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest will be accrued on a daily basis. All other income will be recorded into income when earned. We will record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee will generally be deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and will be recognized as fee income in the period earned.

Dividend income on preferred equity securities will be recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital will be recorded as a reduction in the cost basis of the investment.

Valuation of Portfolio Investments

As a BDC, we will generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we will value investments for which market quotations are readily available and within a recent date at such market quotations. We will obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we will determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

Our Board will be ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process will begin with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with the investment committee of MC Advisors;

•	our Board may engage one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments, if any, will be received at least once in every calendar year for each portfolio company investment, but will generally be received quarterly;

•	the audit committee of our Board will review the preliminary valuations of MC Advisors and of the independent valuation firm(s) and will respond and supplement the valuation recommendations to reflect any comments; and

•	our Board will discuss these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We will measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. Additionally, we will not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in fair values of the underlying investment. All fluctuations in fair value will be included in net change in unrealized gain (loss) on our statements of operations.

Management and Incentive Fees

We will accrue for the base management fee and incentive fee, if any. The accrual for the incentive fee includes the recognition of (i) ordinary income incentive fee, and (ii) capital gains incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to MC Advisors until the gains are both realized and in excess of unrealized depreciation on investments.

Organization and Offering Costs and Expenses

As of September 30, 2018, MC Management has incurred organization and offering costs of approximately $210,984 on our behalf. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs and expenses incurred will be borne by MC Management. If a formal commitment of external capital does occur, MC Management has agreed to reimburse us up to $250,000 for organization and offering costs. If the expenses incurred are greater than $250,000, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $250,000.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum

Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code as soon as practicable. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

Financial Condition, Liquidity and Capital Resources

As we have not yet commenced investment activities, we have not substantiated any transactions to date. We expect to generate cash primarily from (i) the net proceeds of private offerings, (ii) cash flows from our operations, and (iii) any financing arrangements we may enter into in the future. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying MC Advisors and reimbursements to MC Management), (iii) debt service of any borrowings and (iv) cash distributions to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, we had not commenced investment activities.

We will be subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by our Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor MC Advisors are currently subject to any material legal proceedings.

Item 1A. Risk Factors

As of September 30, 2018, there have been no material changes from the risk factors set forth in amendment no. 1 to our Registration Statement on Form 10 filed with the SEC on July 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Expense Agreement between the Company and MC Management (1)

21.1	List of Subsidiaries-None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

*	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Monroe Capital Income Plus Corporation

By:	/s/ Theodore L. Koenig
Name: Theodore L. Koenig
Title: Chief Executive Officer

Date: November 13, 2018

By:	/s/ Aaron D. Peck
Name: Aaron D. Peck
Title: Chief Financial Officer and Chief Investment Officer

