Form 10-K
period 2018-12-31
Monroe Capital Income Plus Corp
filed 2019-03-13
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00866

MONROE CAPITAL INCOME PLUS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	83-0711022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of December 31, 2018, there was no established public market for the Registrant’s common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 12, 2019 is 1,017,600.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Income Plus Corporation, a Maryland corporation;

•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser, a Delaware limited liability company and affiliate of Monroe Capital;

•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator, a Delaware limited liability company and affiliate of Monroe Capital;

•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are a Maryland corporation formed on May 30, 2018. We are an externally managed closed-end, non-diversified specialty finance company organized to maximize the total return to our stockholders in the form of current income and capital appreciation through a variety of investments. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). After our election to be regulated as a BDC, we also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”) for complying with new or revised accounting standards.

As of December 31, 2018, we had not commenced operations. On June 27, 2018, we issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management, an affiliate of MC Advisors, our investment adviser. The sale of our common stock was approved by the unanimous consent of our Board of Directors (the “Board”) at the time.

We are conducting a best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the 1933 Act (a “Private Offering”). At each closing, an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of the Private Offering on January 15, 2019 (the “Initial Closing Date”).

OVERVIEW OF OUR BUSINESS

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We expect to invest in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations (“CLO”) facilities, asset-backed securities and other securitized products and warehouse loan facilities (“Securitized Products”); (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets.

We do not limit the Company’s investments to any particular industry or geographic area when investing in qualifying assets (as defined in Section 55(a) of the 1940 Act), which are expected to constitute at least 70% of total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in fund finance, secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity or private debt fund-level financing backed by the residual value of third-party private equity or private debt fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.

We seek to use Monroe Capital’s extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in senior secured, unitranche secured and junior secured debt of middle-market companies. Our investment size will vary proportionately with the size of our capital base. We believe that our focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, more expansive events of default, relatively small debt facilities that provide us with enhanced influence over our borrowers, direct access to borrower management and improved information flow.

We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

OUR INVESTMENT ADVISOR

Our investment activities are managed by our investment advisor, MC Advisors, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their private equity sponsors, analyzing investment opportunities, structuring our investments and managing our investments and portfolio companies on an ongoing basis. MC Advisors was organized in February 2011 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Under our Investment Advisory Agreement with MC Advisors, we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors will periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Board, including the independent directors, will consider whether our fees and expenses (including those related to leverage) remain appropriate.

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Monroe Capital is a leading U.S.-based private credit asset management firm with approximately $7.0 billion in assets under management as of December 31, 2018.

Our investment committee is composed of Mr. Koenig, Mr. Peck and Michael J. Egan. The investment committee will also be advised by certain senior investment professionals of Monroe Capital from time to time. The investment committee has substantial experience in lending and investing through multiple economic cycles and intends to utilize the established asset management infrastructure and extensive direct lending relationships of MC Advisors to generate proprietary private credit deal flow. We employ a conviction-based approach when allocating capital within the portfolio. Rather than equally weighting each investment, factors such as perceived organizational risk, team risk, strategy risk and legal risk in comparison to the potential return and diversification benefits associated with a particular investment or strategy will heavily influence commitment amounts to each underlying transaction. In the event of downturns in the economic cycle, our investment strategy gives us the flexibility to shift investment allocations to areas with the highest risk adjusted return potential. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2018, Monroe Capital’s investment professionals invested in over 1,275 loan and related investments with an aggregate principal value of over $10.5 billion.

In addition to his role with Monroe Capital and MC Advisors, Mr. Koenig serves as an interested director on our board. Mr. Koenig has more than 30 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Peck has more than 25 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Mr. Egan is a senior investment professional at Monroe Capital. Mr. Egan has more than 30 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2018, Monroe Capital had approximately $7.0 billion in assets under management. Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 500 current investments. From Monroe Capital’s formation in 2004 through December 31, 2018, Monroe Capital’s investment professionals invested in over 1,275 loans and related investments with an aggregate principal value of over $10.5 billion. The senior investment team of Monroe Capital averages more than 25 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) Securitized Products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets.

We will not limit ourselves to any particular industry or geographic area when investing in qualifying assets (as defined in Section 55(a) of the 1940 Act and discussed in “—Regulation” below) which generally constitute at least 70% of our total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity fund-level financing backed by the residual value of third-party private equity fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.

We may pursue out-of-favor sectors where we can acquire investments at a significant discount to the fundamental value of an issuer’s underlying assets, such as situations where an issuer has liquidity issues, limited refinancing choices, is under time pressure, or has a complicated or faulty capital structure; companies undergoing, or considered likely to undergo, reorganizations; and other pooled investment funds that are dedicated to investing in certain or all of the foregoing.

We have a broad and flexible investment program which allows for maximum flexibility to move quickly and efficiently on sectors and opportunities as economic conditions warrant. This adaptability should facilitate our efforts to seek out inefficiencies and mispricings in markets and in investment arenas in which there is a shortage of financing options. A key advantage is our ability to shift exposures as markets change and the economic cycle fluctuates, and to capitalize on attractive opportunities and strategies wherever and whatever they might be.

We employ a conviction-based approach when allocating capital within our portfolio. Rather than equally weighting each investment, factors such as perceived organizational risk, team risk, strategy risk and legal risk in comparison to the potential return and diversification benefits associated with a particular investment or strategy will heavily influence commitment amounts to each underlying transaction. In the event of downturns in the economic cycle, our investment strategy gives us the flexibility to shift investment allocations to areas with the highest risk adjusted return potential.

Our investment strategy includes the following:

Protection of Capital: We focus on the safety and protection of invested capital, which directly results from the underwriting process. Depending on the type of transaction, the loan may have structural protection by being collateralized and will typically have a lien on all of the borrower’s tangible and intangible assets, and a pledge of all company stock. Covenants will provide the ability for early intervention in the event of deteriorating financial performance of an underlying borrower. Other types of transactions will be protected by detailed analysis and on-going monitoring of collateral.

Conservative Structure: Depending on the type of transaction, loans are expected to have low leverage ratios, conservative loan-to-value and significant equity capital support. When applicable, loans will also have amortization and excess cash-flow recapture based on a conservative estimate of the borrower’s projected free cash-flow. Each transaction will be executed to provide us with the optimal structure for the specific industry.

Return Enhancement: Certain transactions, such as corporate loans, will allow us additional yield generation through warrants, equity co-investments, payment-in-kind (“PIK”) interest, success fees and prepayment fees.

Active Investor and Operating Approach to Value Creation: MC Advisors has significant experience in sourcing, structuring, closing, managing and exiting investments. Prior to making an investment on our behalf, MC Advisors will conduct a comprehensive financial and operational underwriting process to determine the factors likely to impact ongoing performance by portfolio companies or a proposed restructuring or recapitalization process. This analysis will include the following:

•	Due Diligence – MC Advisors will utilize well-defined credit and underwriting criteria and proprietary investment management tools developed through its extensive experience. Standard due diligence items will include in-person meetings with senior management, company and asset owners, onsite corporate and asset visits, and detailed calls with key customers and suppliers. MC Advisors may also utilize third-party firms to conduct quality of earnings analyses, special purpose accounting reviews, asset and enterprise value appraisals, management background checks on senior company management, field audits and business plan reviews. As part of this detailed process, MC Advisors will utilize recognized and experienced vendors (such as external legal counsel, field examiners and asset appraisers) in order to promote consistency and efficiency.
•	Strategic Planning – MC Advisors will be actively involved in identification, development and execution of various strategies for portfolio companies.

•	Executive Development – MC Advisors will draw on its network of relationships to assist in the recruiting and developing the management of portfolio companies, as needed.
•	Capital Formation – MC Advisors will draw on its relationships in the banking, finance, private equity, investment banking and capital markets to assist portfolio companies in capital sourcing, as needed.

Predictability of Returns. Beyond conservative structuring and protection of capital, we seek a predictable exit from our investments. We seek to invest in situations where there are a number of potential exit options that can result in full repayment or a modest refinance of our investment. We seek to structure the majority of our transactions as secured loans with a covenant package that provides for full or partial repayment upon the completion of asset sales and restructurings. Because we seek to structure these transactions to provide for contractually determined, periodic payments of principal and interest, we are less likely to depend on merger and acquisition activity or public equity markets to exit our debt investments. As a result, we believe that we can achieve our target returns even in a period when public markets are depressed.

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 100 professionals, including seven senior partners that average more than 25 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2018, Monroe Capital’s investment professionals invested in more than 1,275 loan and related investments with an aggregate principal value of over $10.5 billion.

Differentiated Relationship-Based Sourcing Network. We believe Monroe Capital’s senior investment professionals benefit from extensive relationships with commercial banks, private equity firms, financial intermediaries, management teams and turn-around advisors. We believe that this broad sourcing network differentiates us from our competitors and offers us a diversified origination approach that does not rely on a single channel and offers us consistent deal flow throughout the economic cycle. We also believe that this broad network allows us to originate a substantial number of non-private equity-sponsored investments.

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2018. Monroe Capital’s over 1,275 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

Disciplined, “Credit-First” Underwriting Process. Monroe Capital has developed a systematic underwriting process that applies a consistent approach to credit review and approval, with a focus on evaluating credit first and then appropriately assessing the risk-reward profile of each loan. MC Advisors’ assessment of credit outweighs pricing and other considerations, as we seek to minimize potential credit losses through effective due diligence, structuring and covenant design. MC Advisors seeks to customize each transaction structure and financial covenant to reflect risks identified through the underwriting and due diligence process. We also seek to actively manage our origination and credit underwriting activities through personal visits and calls on all parties involved with an investment, including the management team, private equity sponsors, if any, or other lenders.

Established Credit Risk Management Framework. We seek to manage our credit risk through a well-defined portfolio strategy and credit policy. In terms of credit monitoring, MC Advisors assigns each loan to a particular portfolio management professional and maintains an internal credit rating analysis for all loans. MC Advisors then employs ongoing review and analysis, together with regular investment committee meetings to review the status of certain complex and challenging loans and a comprehensive quarterly review of all loan transactions. MC Advisors’ investment professionals also have significant turnaround and debt work-out experience, which gives them perspective on the risks and possibilities throughout the entire credit cycle. We believe this careful approach to investment and monitoring enables us to identify problems early and gives us an opportunity to assist borrowers before they face difficult liquidity constraints. By anticipating possible negative contingencies and preparing for them, we believe that we diminish the probability of underperforming assets and loan losses.

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of four distinct phases described below:

Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed throughout North America, with six offices in the United States. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

Due Diligence. For each of our investments, MC Advisors prepares a comprehensive new business presentation, which summarizes the investment opportunity and its due diligence and risk analysis, all from the perspective of strengths, weaknesses, opportunities and threats presented by the opportunity. This presentation assesses the borrower and its management, including products and services offered, market position, sales and marketing capabilities and distribution channels; key contracts, customers and suppliers, meetings with management and facility tours; background checks on key executives; customer calls; and an evaluation of exit strategies. MC Advisors’ presentation typically evaluates historical financial performance of the borrower and includes projections, including operating trends, an assessment of the quality of financial information, capitalization and liquidity measures and debt service capacity. The financial analysis also includes sensitivity analysis against management projections and an analysis of potential downside scenarios, particularly for cyclical businesses. MC Advisors seeks to also review the dynamics of the borrowers’ industry and assess the maturity, market size, competition, technology and regulatory issues confronted by the industry. Finally, MC Advisors’ new business presentation includes all relevant third-party reports and assessments, including, as applicable, analyses of the quality of earnings of the prospective borrower, a review of the business by industry experts and third-party valuations. MC Advisors also includes in this due diligence, if relevant, field exams, collateral appraisals and environmental reviews, as well as a review of comparable private and public transactions.

Underwriting. MC Advisors uses the systematic, consistent approach to credit evaluation developed in house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at MC Advisors bring to bear extensive lending experience with emphasis on lessons learned from the past two credit cycles. We believe that the extensive credit and debt work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. MC Advisors preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, MC Advisors seeks to understand current and future collateral value, opening availability and ongoing liquidity. MC Advisors documents this preliminary analysis which is thoroughly reviewed by at least one member of its investment committee prior to proposing a formal term sheet. We believe this early involvement of the investment committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by MC Advisors, we expect that only approximately 10% of our sourced deals will reach the formal term sheet stage.

Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. MC Advisors’ investment committee considers its comprehensive new business presentation to approve or decline each investment. This committee includes Messrs. Koenig, Peck, and Egan. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least two members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.

The following chart illustrates the stages of MC Advisors’ evaluation process:

Evaluation Process

Fund Investments

Execution. We believe Monroe Capital has developed a strong reputation for closing deals as proposed, and we intend to continue this tradition. Through MC Advisors’ consistent approach to credit evaluation and underwriting, we seek to close deals as fast or faster than competitive financing providers while maintaining the discipline with respect to credit, pricing and structure necessary to ensure the ultimate success of the financing.

Monitoring. We benefit from the portfolio management system already in place at Monroe Capital. This monitoring includes regular meetings between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process developed by Monroe Capital has daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the following categories, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our Board reviews and affirms such ratings. A definition of the rating system follows:

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due).

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full, and we will reduce the fair market value of the loan to the amount we expect to recover.

Our investment performance ratings do not constitute any ratings of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

In the event of a delinquency or a decision to rate a loan grade 4 or grade 5, the PMG, in consultation with the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors and the PMG will form a team or engage outside advisors to analyze, evaluate and take further steps to preserve our value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the investment committee have extensive experience in running debt work-out transactions and bankruptcies.

MANAGEMENT AND OTHER AGREEMENTS

MC Advisors is located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our day-to-day operations and provides investment advisory services to us, pursuant to the Investment Advisory Agreement entered into on December 5, 2018. Under the terms of the Investment Advisory Agreement, MC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	assists us in determining what securities we purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	executes, closes, services and monitors the investments we make.

MC Advisors’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management and Incentive Fee

For providing us with investment advisory services pursuant to the Investment Advisory Agreement, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee.

The base management fee will be payable quarterly in arrears. Prior to any future quotation or listing of the our securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash).

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under our administration agreement between MC Management and MC Advisors (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. MC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.50% per quarter (6% annually). If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for MC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income.

We pay MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.76% in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. We refer to this portion of our pre-incentive fee net investment income as the “catch-up” provision. Prior to an Exchange Listing, the catch-up is meant to provide MC Advisors with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter, and following an Exchange Listing, the catch-up is meant to provide MC Advisors with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.88% in any calendar quarter; and

•	Prior to an Exchange Listing, 15% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter, and following an Exchange Listing, 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets)

Pre-Exchange Listing Period

Post-Exchange Listing Period

These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board held on December 5, 2018, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve the Investment Advisory Agreement in accordance with the requirements of the 1940 Act. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement. Our board of directors considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.

•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other business development companies.

•	Investment Performance. Our Board reviewed the investment performance of individuals affiliated with us and MC Advisors, as well as comparative data with respect to the investment performance of other externally managed BDCs.

Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the investment advisory agreement as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided to us.

Payment of Our Expenses

All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);

•	any and all fees, costs and expenses incurred in connection with our incurrence of leverage and indebtedness, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on our borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments, and letters of credit for the account of the fund and in making, carrying, funding and/or otherwise resolving investment guarantees);

•	offerings of our common stock and other securities;

•	investment advisory fees;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost our chief financial officer and chief compliance officer, and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or MC Management in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will continue in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our future success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Advisors and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement.

Administration Agreement

On December 5, 2018, we entered into the Administration Agreement with MC Management. Pursuant to the Administration Agreement, MC Management furnishes us with office facilities and equipment and provides us clerical, bookkeeping and record keeping and other administrative services at such facilities. Under the Administration Agreement, MC Management performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. MC Management also assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, prints and disseminates reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, MC Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Management and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Administration Agreement.

License Agreement

On December 5, 2018 we entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital.” Under this agreement, we have a right to use the “Monroe Capital” name for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with MC Advisors is in effect.

Employees

We do not have any internal employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors is an affiliate of Monroe Capital and depends upon access to the investment professionals and other resources of Monroe Capital and Monroe Capital’s affiliates to fulfill its obligations to us under the Investment Advisory Agreement. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the professionals of Monroe Capital and its affiliates.

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. We calculate the value of our total assets in accordance with the following procedures.

Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date are valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We expect that there will not be a readily available market value within a recent date for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process.

Our Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available or for which no indicative prices from pricing services or brokers or dealers have been received, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments will be received at least once in every calendar year for each portfolio company investment, but will generally be received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	our audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. The Board will generally use the income approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we will consider fluctuations in current interest rates, trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

We will report our investments at fair value with changes in value reported through our statements of operations under the caption “net change in unrealized gain (loss).” In determining fair value, we are required to assume that portfolio investments are to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

COMPETITION

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including business development companies, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may invest in areas they have not traditionally invested in or from which they had withdrawn during the recent economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

We use the expertise of the investment professionals of MC Advisors to assess investment risks and determine appropriate pricing and terms for investments in our loan portfolio. In addition, we expect that the relationships of the senior professionals of MC Advisors will enable us to learn about, and compete effectively for, investment opportunities with attractive middle-market companies, independently or in conjunction with the private equity clients of MC Advisors. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

LIQUIDITY OPTIONS

After three years from the Initial Closing Date, we may offer stockholders the opportunity to participate in a liquidity event which could include, among other options: (i) quarterly and upon six months prior written notice, optional repurchase of up to 5% of any outstanding shares of common stock; (ii) optional exchange of outstanding shares of common stock for shares of Monroe Capital Corporation, a publicly traded BDC (“MRCC”) that is also externally managed by MC Advisors; (iii) a merger or another transaction approved by the Board of Directors in which stockholders will receive cash or shares of a listed company; (iv) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (v) an orderly wind down and/or liquidation.

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of our outstanding shares of common stock on a quarterly basis commencing after three years from the Initial Closing Date. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that the Fund will have sufficient cash to repurchase Shares on a quarterly basis or at all.

Certain of these liquidity options, including the exchange of shares of our common stock for shares of MRCC, will require exemptive relief from the SEC. There can be no assurance that we will be able to obtain such exemptive relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report.

INFORMATION TECHNOLOGY

We utilize a number of industry standard practices and software packages to secure, protect, manage and back up all corporate data. We outsource portions of our information technology function to efficiently monitor and maintain our systems. Also, we conduct a daily backup of our systems to ensure the security and stability of the network.

ELECTION TO BE TAXED AS A RIC

On January 14, 2019, we elected to be regulated as a BDC. We intend to elect to be treated and intend to qualify annually thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

TAXATION AS A RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains, defined as net long-term capital gains in excess of net short-term capital losses we distribute to our stockholders.

We will be subject to U.S. federal income tax at the regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

o	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

To the extent that we invest in entities treated as partnerships for federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In order to prevent our receipt of income that would not satisfy the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to federal income taxes and other taxes, and therefore would be expected to achieve a reduced after-tax yield.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level federal income tax.

Gain or loss realized from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Our investments in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), under the Code, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% federal excise tax.

Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities is generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Through our expected use of leverage, we are subject to certain financial covenants that could limit our ability to make distributions to our stockholders. In addition, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Although we do not expect to do so, we will be authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for federal income tax and the 4% federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and certain relief provisions are not available, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Qualify as a RIC” below for more information.

As a RIC, we will not be allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. We generally will be permitted to carry forward for an indefinite period any capital losses not used to offset capital gains. However, future transactions that we engage in may cause our ability to use any capital loss carry forwards, and unrealized losses once realized, to be limited under Section 382 of the Code.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for federal income tax purposes to prevent our disqualification as a RIC.

FAILURE TO QUALIFY AS A RIC

While we intend to elect to be treated as a RIC as soon as practicable following our election to be a BDC, we anticipate that we will have difficulty satisfying the Diversification Tests as we ramp up our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next ten years (or shorter applicable period). Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

If we have previously qualified as a RIC, but are subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

REGULATION

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the total outstanding voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed to the extent permitted by law without stockholder approval.

QUALIFYING ASSETS

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(a)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

▪	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

▪	is controlled by a BDC or a group of companies including a BDC, and such BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(b)	Securities of any eligible portfolio company which we control.

(c)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization, or, if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity securities of the eligible portfolio company.

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(f)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area. Investments in the securities of companies domiciled in or with their principal places of business outside of the United States, are not qualifying assets. In accordance with Section 55(a) of the 1940 Act, we cannot invest more than 30% of our assets in non-qualifying assets.

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, employees or agents offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. MC Advisors or its affiliates provide such managerial assistance on our behalf to portfolio companies that request this assistance.

TEMPORARY INVESTMENTS

Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. MC Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

SENIOR SECURITIES

BDC are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if their asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Under recently enacted legislation, we were permitted to increase our asset coverage ratio to at least 150% as we have satisfied certain conditions, including stockholder and Board approval. Our Board and MC Advisors, our initial stockholder, have approved a proposal to adopt an asset coverage ratio of 150% in connection with our organization. While any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2018, we did not have any senior securities outstanding.

CODES OF ETHICS

We and MC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain a copy of the code of ethics by contacting us in writing at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations. In addition, each code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

PROXY VOTING POLICIES AND PROCEDURES

We have delegated our proxy voting responsibility to MC Advisors. The proxy voting policies and procedures of MC Advisors are set out below. The guidelines are reviewed periodically by MC Advisors and our directors who are not “interested persons,” and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to MC Advisors.

Introduction

As an investment advisor registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by our clients. In most cases we will vote in favor of proposals that we believe are likely to increase the value of the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative effect on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.

Proxy Voting Records

You may obtain information about how we voted proxies for Monroe Capital Income Plus Corporation by making a written request for proxy voting information to: Monroe Capital Corporation, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Chief Compliance Officer, or by calling Monroe Capital Income Plus Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.

COMPLIANCE POLICIES AND PROCEDURES

We and MC Advisors have adopted and implemented written policies and procedures reasonably designed to prevent violation of federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

PRIVACY PRINCIPLES

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with its affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by the investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from the Company is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to the Company and investors. The Company maintains physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

OTHER

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to Monroe Capital Income Plus Corporation or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and MC Advisors are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, obtain approval of the Board of these policies and procedures, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other funds advised by MC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made in compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.

We expect to co-invest on a concurrent basis with other affiliates of MC Advisors, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. On October 15, 2014, MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC that will permit us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by MC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

Affiliates of MC Advisors manage other assets in seven closed-end funds, two small business investment companies and 15 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. The exemptive relief received by MC Advisors and affiliates from the SEC on October 15, 2014 permits greater flexibility relating to co-investments, subject to certain conditions. When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretation, and by our exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with such relief and MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

AVAILABLE INFORMATION

We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably possible following our filing of such reports with the SEC. You may also obtain such information by contacting us in writing at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov..

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties are not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occurs, our business, financial condition and results of operations could be materially and adversely affected and you may lose all or part of your investment. In addition, there will be occasions when MC Advisors and its affiliates may encounter potential conflicts of interest in connection with the Company.

Risks Relating to Our Business and Structure

We have a limited operating history.

We are a new entity with a limited operating history and we have limited financial information on which a prospective investor can evaluate an investment in our common stock or our prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a stockholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience, will allow MC Advisors to manage us successfully, there can be no assurance that this will be the case.

We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Peck, and Egan who comprise the MC Advisors investment committee. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Advisors and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

MC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that MC Advisors’ senior investment professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Monroe Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom Monroe Capital’s senior investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

MC Advisors, an affiliate of Monroe Capital, will provide us with access to Monroe Capital’s investment professionals. MC Advisors will also depend upon Monroe Capital to obtain access to deal flow generated by the investment professionals of Monroe Capital and its affiliates. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure you that MC Management will fulfill its obligations under the agreement. Furthermore, the Staffing Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. If MC Management fails to perform or terminates the agreement, we cannot assure you that MC Advisors will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Monroe Capital and its affiliates or their information and deal flow.

The investment committee that oversees our investment activities is provided by MC Advisors under the Investment Advisory Agreement. The loss of any member of MC Advisors’ investment committee or of other Monroe Capital senior investment professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of MC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the senior investment professionals of MC Advisors to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of MC Advisors fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of MC Advisors have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition and results of operations depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on MC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives depends upon MC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. MC Advisors has substantial responsibilities under the Investment Advisory Agreement. The senior origination professionals and other personnel of MC Advisors and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

There is currently no public market for our stock, and the liquidity of your investment is limited.

There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the 1933 Act, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our stockholders generally may not sell, assign or transfer shares without prior written consent of MC Advisors, which MC Advisors may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our stockholders are not entitled to redeem their shares. Our stockholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may engage in a liquidity event in the future, there can be no assurance that a liquidity event will be consummated for stockholders. Certain of our liquidity options described in this annual report may require exemptive relief from the SEC. There can be no assurance that we will be able to obtain such exemptive relief from the SEC.

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of outstanding shares of our common stock on a quarterly basis commencing on the first quarter end date three years after the Initial Closing Date. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that we will have sufficient cash to repurchase shares of our common stock on a quarterly basis or at all. The timing and number of shares to be repurchased will depend on a number of factors, including repayment of investments by our portfolio companies and our ability to incur leverage to fund repurchases and no assurances can be given that any common stock, or any particular amount, will be repurchased.

Our stockholders may experience dilution.

Our stockholders will not have preemptive rights to subscribe to or purchase any shares issued in the future. To the extent we issue additional equity interests, including in a public offering or following a subsequent closing, a stockholder’s percentage ownership interest will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the net asset value and fair value of our shares.

There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.

The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Peck and Egan have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.

Affiliates of MC Advisors manage other assets in MRCC, seven closed-end funds, two small business investment companies and 15 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. Except for MRCC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among eligible accounts made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including our independent directors. It is the policy of Monroe Capital and its affiliates to base the determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

MC Advisors or its investment committee may, from time to time, possess material nonpublic information, limiting our investment discretion.

The managing members and the senior origination professionals of MC Advisors and the senior professionals and members of MC Advisors’ investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.

Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to MC Advisors. Management fees are based on our total assets (which include assets financed using leverage). As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets financed using leverage, MC Advisors benefits when we incur debt or otherwise use leverage. This fee structure may encourage MC Advisors to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our Board is charged with protecting our interests by monitoring how MC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, MC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The part of the incentive fee payable to MC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for MC Advisors to the extent that it may encourage MC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. MC Advisors may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because MC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the part of the incentive fee payable to MC Advisors that relates to our net investment income generally does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Any net investment income incentive fee would not be subject to repayment.

Our incentive fee may induce MC Advisors to make certain investments, including speculative investments.

MC Advisors receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, MC Advisors may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The Investment Advisory Agreement with MC Advisors and the Administration Agreement with MC Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

We negotiated the Investment Advisory Agreement and the Administration Agreement with related parties. Consequently, their terms, including fees payable to MC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with MC Advisors and MC Management. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by MC Advisors or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, exemptive relief granted to MC Advisors and our affiliates by the SEC on October 15, 2014 and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including our independent directors. The allocation policy further provides that allocations among us and these other accounts are generally made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MC Advisors clients, MC Advisors must decide which client will proceed with the investment. MC Advisors makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the majority of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including business development companies, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle-market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We will be subject to corporate-level federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We intend to elect to be treated as a RIC under Subchapter M of the Code as soon as practicable, and intend to qualify to be treated as a RIC annually thereafter; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to corporate-level federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

An extended disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, it will be necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

We may need additional capital to fund new investments and grow our portfolio of investments. As such, we may access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market-to-market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments.

We could raise capital through other channels.

The Board may determine to raise additional capital through other channels including through private offerings or a liquidity event. Capital raised through other channels could subject us to additional regulatory requirements. These additional provisions could, among other things, affect our stockholders and limit the ability of the Company and MC Advisors to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as original issue discount and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gain incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to corporate-level U.S. federal income tax.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue.

As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and stockholders might experience dilution. We may seek stockholder approval to sell shares below net asset value in the future.

Recently-enacted legislation allows us to incur additional leverage, which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA amended the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCAA, BDCs are allowed to reduce their asset coverage requirement to 150%, and thereby increase leverage capacity, if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to reduce its asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCAA allows the majority of a BDCs independent directors to approve the reduction in its asset coverage requirement to 150%, and such approval would become effective after one year. In either case, a BDC would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage.

Our Board and MC Advisors, our initial stockholder, approved a proposal to adopt an asset coverage ratio of 150% in connection with our organization. Incurring additional indebtedness could increase the risk of investing in us.

Leverage is generally considered a speculative investment technique and may increase the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, you will experience increase risks of investing in our common stock.

Provisions in a credit facility may limit discretion.

To the extent we borrow money to make investments, such underlying credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Any defaults under a credit facility could adversely affect our business.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to MC Advisors.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income while an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and increase our interest expense, thereby decreasing our net income. An increase in interest rates available to investors could also make investment in our common stock less attractive unless we are able to increase our dividend rate. In addition, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in section 55(a) of the 1940 Act. See “Business — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by our Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments will be received at least once every calendar year for each portfolio company investment, but generally will be received quarterly. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors redeeming shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized gain (loss).

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable to us on the debt securities we acquire, the default rate on such securities, the level of our expenses, including the cost of our indebtedness, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of the Dodd-Frank Act, among other federal laws, and drastically reduce the role of regulatory agencies, such as the Consumer Financial Protection Bureau, which may create regulatory uncertainty in the near term. While the impact of the Dodd-Frank Act, and recently-enacted federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act and federal tax reform, including future rules implementing their provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the strategies and plans set forth herein and may shift our investment focus from the areas of expertise of MC Advisors to other types of investments in which MC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. On December 22, 2017, the U.S. House of Representatives and U.S. Senate enacted the legislation known as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act was signed by the President on December 23, 2017. The 2017 Tax Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The 2017 Tax Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The 2017 Tax Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities. While we do not foresee that the 2017 Tax Act or any additional tax legislation will have any impact on our ability to qualify for tax treatment as a RIC, we cannot predict with certainty how any changes in the tax laws, U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation might affect us, investors or our portfolio investments.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, treaties, tariffs, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

MC Advisors has the right to resign under the Investment Advisory Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

MC Management can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

MC Management has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Management resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by MC Management. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

There are significant financial and other resources necessary to comply with the requirements of being a public entity.

We are subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We intend to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to MC Advisors, as administrator, to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “ JOBS Act”). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

As a public reporting company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, after being subject to the reporting requirements of the 1934 Act for a specified period of time, our management will be required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to continue to incur associated expenses, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that our quarterly reviews and annual audits will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results of operations may be adversely affected. As a result, we expect to incur significant associated expenses, which may negatively impact our financial performance and our ability to make distributions.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of Monroe Capital employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

We may incur liability as a result of providing managerial assistance to our portfolio companies.

In the course of providing significant managerial assistance to certain portfolio companies, certain of our management and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these companies, our management and directors may be named as defendants in such litigation, which could result in an expenditure of our funds, through our indemnification of such officers and directors, and the diversion of management time and resources.

MC Advisors may not be able to achieve the same or similar returns as those achieved by our senior management and investment teams while they were employed at prior positions.

The track record and achievements of the senior investment professionals of Monroe Capital are not necessarily indicative of future results that will be achieved by MC Advisors. As a result, MC Advisors may not be able to achieve the same or similar returns as those achieved by the senior investment professionals of Monroe Capital.

Risks Related to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or MC Advisors render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or MC Advisors provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

In the past, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. If such a period of disruption were to occur in the future, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has remained narrow on a relative basis recently. If these spreads were to widen or if there were deterioration of market conditions, these events could materially and adversely affect our business.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.

We invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

We invest in in loans to middle-market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

Investing in lower middle-market companies involves a number of significant risks, including that lower middle-market companies:

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;

•	will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;

•	generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;

•	may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value.

We may be subject to risks associated with our investments in senior loans.

We invest in senior secured loans. Senior secured loans are usually rated below investment grade or may also be unrated. As a result, the risks associated with senior secured loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed income instruments, although senior secured loans are senior and secured in contrast to other below investment grade fixed income instruments, which are often subordinated or unsecured. Investment in senior secured loans rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior secured loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior secured loan may decline in value or become illiquid, which would adversely affect the senior secured loan’s value.

There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities, including securities issued in transactions registered under the 1933 Act or registered under the 1934 Act. As a result, MC Advisors will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of MC Advisors.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We may be subject to risks associated with our investments in junior debt securities.

We may invest in junior debt securities. Although certain junior debt securities are typically senior to common stock or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

We may be subject to risks associated with our investments in unitranche secured loans and securities.

We may invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

We may be subject to risks associated with our investments in bank loans.

We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:

•	the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,

•	so-called lender-liability claims by the issuer of the obligations,

•	environmental liabilities that may arise with respect to collateral securing the obligations, and

•	limitations on our ability to directly enforce its rights with respect to participations.

In analyzing each bank loan or participation, MC Advisors compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

We may be subject to risks associated with our investments in Securitized Products.

We may from time to time, as part of its opportunistic investment activities, invest, directly and indirectly, in Securitized Products, including CLO facilities, asset-backed securities and warehouse loan facilities. Securitized Products may present risks similar to those of the other types of investments in which we may invest and, in fact, such risks may be of greater significance in the case of Securitized Products. Moreover, investing in Securitized Products may entail a variety of unique risks. Among other risks, Securitized Products may be subject to prepayment risk. In addition, the performance of a Securitized Product will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. In addition, we may face additional risks related to specific Securities Products, including the following:

Asset-backed securities. We may invest in asset-backed securities (“ABS”). ABS are subject to the risk of prepayment on the loans underlying such securities (including voluntary prepayments by the obligors and liquidations due to default). Generally, prepayment rates increase when interest rates fall and decrease when interest rates rise. Prepayment rates are also affected by other factors, including economic, demographic, tax, social and legal factors. To the extent that prepayment rates are different than anticipated, the average yield of investments in ABS may be adversely affected. The interest rate sensitivity of any particular pool of loans depends upon the allocation of cash flow from the underlying receivables.

The market value of ABS will generally vary inversely with changes in market interest rates, declining when interest rates rise and rising when interest rates decline. However, ABS, while having comparable risk of decline during periods of rising rates, usually have less potential for capital appreciation than other investments of comparable maturities due to the likelihood of increased prepayments as interest rates decline. In addition, to the extent any ABS are purchased at a premium, losses due to default and liquidation and unscheduled principal prepayments generally will result in some loss of the holders’ principal to the extent of the premium paid. ABS are subject to whole loan risk and credit risk that the underlying receivables will not be paid by debtors or by credit insurers or guarantors of such instruments.

The underlying assets of ABS may include receivables of any kind, including, without limitation, such items as motor vehicle installment sales or installment loan contracts, leases of various types of real and personal property, and receivables from credit card agreements. The ability of an issuer of asset-backed securities to enforce its security interest in the underlying assets may be limited.

The values of some other ABS are subject to interest-rate risk and prepayment risk. A change in interest rates can affect the pace of payments on the underlying loans, which in turn, affects total return on the securities. ABS also carry credit or default risk. If many borrowers on the underlying loans default, losses could exceed the credit enhancement level and result in losses to investors in an ABS transaction. The value of ABS may be substantially dependent on the servicing of the underlying asset pools and thus be subject to risks associated with the negligence by, or defalcation of, their servicers. In addition, any fees related to outside loan origination and servicing contracts could negatively affect returns. In certain circumstances, the mishandling of related documentation may also affect the rights of security holders in and to the underlying collateral. The insolvency of entities that generate receivables or that utilize the assets may result in added costs and delays in addition to losses associated with a decline in the value of underlying assets. Furthermore, debtors may be entitled to the protection of a number of state and Federal consumer credit laws with respect to ABS, which may give the debtor the right to avoid payment. ABS may be highly illiquid, and the market value of ABS may fluctuate widely. If we are forced to liquidate our investments in ABS to satisfy withdrawals, it may be difficult or impossible to do so on favorable terms and may result in losses.

Collateralized Loan Obligations. We may invest, directly or indirectly, in CLOs and CLO warehouse facilities. A CLO is typically a bankruptcy-remote securitization entity that owns senior secured, second lien or unsecured corporate loans. Typically, we are expected to invest, directly or indirectly, in the unrated or most subordinated tranches of CLOs that own middle market or broadly syndicated loans, while other investors may purchase more senior tranches of the CLO entity’s capital structure, thereby exposing themselves to different risks of principal and interest repayment. CLOs make payments to investors as payments are received with respect to their underlying asset pools. If proceeds of the underlying asset pools are not large enough to provide payments on all investors, securities held by the more junior investors in the CLOs (like us) will likely suffer a principal loss. In an event of default, typically the most senior tranche of debt may direct the CLO manager to liquidate the CLO. In the event of a liquidation, the unrated or most subordinated tranches of a CLO will not receive any payment until all principal and interest on the senior debt is paid in full. As the holder of the most subordinated tranche, we may be unable to exercise additional remedies under the CLO entity documentation. In addition, the value of the underlying collateral in the asset pools may decrease in value. CLO securities are illiquid instruments, and we may not be able to sell such securities at favorable prices, if at all.

We may be subject to risks associated with our real estate investments.

We may invest in a variety of real estate and related transactions, either directly or indirectly through investment in other entities. Such real estate investments may entail first mortgage financing for opportunistic or value-added commercial real estate transactions. The value of real estate is subject to market conditions, and adverse changes in the local real estate market may lower the value that may be derived from a liquidation. Other risks incident to the ownership and operation of commercial and residential real estate include:

•	dependence on cash flow,

•	changes in supply of, or demand for, competing properties in an area (as a result of over- building),

•	changes in the financial conditions of tenants, buyers and sellers of properties,

•	changes in the availability of debt financing,

•	energy and supply shortages,

•	laws assigning liability to the owners of real estate properties for environmental hazards existing on such properties,

•	changes in tax, real estate, environmental and zoning laws and regulations,

•	various uninsured or uninsurable risks,

•	natural disasters, and

•	challenges inherent in developing and managing real properties.

Adverse changes in real estate markets increase the probability of default on mortgage loans, as the incentive of the borrower to retain equity in the property declines. Loans may become non-performing for a wide variety of reasons, including, without limitation, because the mortgaged property is too highly leveraged and therefore unable to generate sufficient income to cover its debt service, because of poor management or physical condition, or because local economic conditions adversely affect the potential of the property to generate income. Non-performing mortgage loans often require workout negotiations and/or restructuring, which may entail, among other things, a write-down of the principal of the loan and/or reduction of the interest rate. In addition, in the event that foreclosure of a mortgage loan is required, the foreclosure process is often lengthy and expensive, sometimes taking several years. Furthermore, the foreclosure process can itself disrupt the use of the property, thereby reducing the economic returns

A number of factors may affect the value of commercial office properties, including, among other things, diversification of the tenant base (i.e., reliance on one or only a few tenants versus a greater number of tenants or tenants in similar types of businesses versus a greater diversity of businesses); and the location, appearance, amenities and other physical attributes of the properties; and competition from other office properties. Office properties generally require their owners to expend significant amounts for general capital improvements, tenant improvements and costs of re-letting space. In addition, office properties that are not equipped to accommodate the needs of modern businesses may become functionally obsolete and thus non-competitive, or may require substantial capital investment to upgrade facilities in order to be competitive. Office properties may also be adversely affected if there is an economic decline in the businesses operated by their tenants. The risks of such an adverse effect are increased if the property revenue is dependent on a single tenant or if there is a significant concentration of tenants in a particular business or industry.

We may be subject to risks associated with our investments in consumer loans.

We may invest in consumer loans. Such loans may be at the time of acquisition, or may become after acquisition, non-performing for various reasons. With respect to collateralized loans, the underlying property may be too highly leveraged, poorly managed or substantially in need of rehabilitation. Such non-performing and sub-performing loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of the loan. Moreover, MC Advisors may find it necessary or desirable to foreclose on some if not many of the loans acquired. This foreclosure process may be lengthy and expensive. The value of the loan will be adversely impacted by a decline in the value of the underlying collateral, which is likely to be beyond our control. Finally, there is unlikely to be a liquid secondary market for these types of investments. Consequently, we may not be able to dispose of these investments at prices that reflect their value or the amount we paid to acquire them.

In addition, certain of our investments may consist of loans offered through lending platforms that are serviced by third-party servicers. These loans are risky and speculative investments and will represent unsecured obligations of a variety of borrowers, the identities of whom are not made available to any investor, including us. In deciding whether to purchase a loan, we may not have access to financial statements or other detailed financial information of the borrowers and therefore will not be able to verify the identity of any borrower or independently evaluate their creditworthiness. As a result, we must rely on the efforts of such third-party servicer for such information.

We may be subject to risks associated with our distressed investments.

We may opportunistically invest in debt obligations, securities and assets that are inefficiently priced as a result of business, financial, market or legal uncertainties. The level of analytical sophistication, both financial and legal, necessary for successful returns on such investments is unusually high. There can be no assurance that MC Advisors will correctly evaluate the nature and magnitude of the various factors that could affect the value of our investments

In particular, we may opportunistically purchase securities and other obligations of companies that are experiencing significant financial or business distress, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although such investments may result in significant returns to us, they involve a substantial degree of risk and may not show any return for a considerable period of time, if at all. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that is funded by us, we may lose all or part of the amounts advanced to the issuer or may be required to accept collateral with a value less than the amount of the loan advanced by us to the issuer.

We may be subject to risks associated with our litigation finance investments.

We may (i) invest in individual commercial legal claims, (ii) finance the costs of defending against individual commercial legal claims, (iii) lend against individual or portfolios of commercial cases managed by selected law firms where the underlying claims fit within our investment profile and/or (iv) enter into any other structures or contractual arrangements the value of which are derived from the performance or outcome of an underlying legal claim or series of legal claims (collectively, “Litigation Finance Investments”).

Various laws and professional regulations addressing litigation generally (including, without limitation, state laws and regulations with respect to legal ethics) are complex and subject to constant change and uncertainty. Certain jurisdictions expressly prohibit or restrict the ability to assign certain claims or to participate in a lawyer’s contingent fee interest in a claim. Such prohibitions and restrictions are governed by the rules and regulations of each state and jurisdiction in the United States and vary in degree of strength and overall enforcement. Specifically, some jurisdictions may not permit us to make investments in, or engage in other business and financial transactions relating to, certain legal claims. Further, the laws in such jurisdictions may be uncertain enough that we may not have the ability or the desire to make such investments, thereby limiting the total size of the potential market for Litigation Finance Investments. There is also a risk that we will make an investment in a certain jurisdiction that carries with it a risk that such investment agreement may not be enforced given the uncertainty as to the applicable law and regulations

We intend to analyze the aforementioned legal and ethical issues as appropriate on an on-going basis and intends to seek outside legal counsel in order to evaluate and monitor these issues. In many jurisdictions, the relevant issues may not have been considered by the courts or addressed directly by statute and/or may be subject to change, so obtaining definitive legal advice may not be possible. Any failure by us to comply with any federal, state or local law, rule or regulation could us to liability, including, without limitation, fines and other penalties, and could jeopardize the ultimate recovery of a positive award or judgment.

Due to competitive, legal and ethical considerations and restrictions, we will not be able to provide our stockholders with details of the cases or legal claims in which we intend to invest or pursue. Shareholders will not have an opportunity to evaluate any investment or legal claim themselves and will be wholly dependent upon MC Advisors’ ability to assess and manage investments made by us.

Parties to a litigation or arbitration must have the ability to pay a judgment or award if a case outcome ultimately is successful. Part of the case investment process involves our assessment of this ability to pay. However, if the party is unable to pay or challenges the validity of a judgment or award, we may have difficulties ultimately collecting its share of monetary judgments or awards. Further, given the nature of these recoveries, we cannot control the ultimate timing and amount recovered, and there is no assurance that MC Advisors will be able to predict the timing and/or amount of any such payments.

For the investments that we make, we will not be the client of the law firm representing the party to the litigation and will not have the ability to control decisions made by the claimholder, defendant, or the law firm. Lawyers are generally required to act pursuant to their clients’ directives and are fiduciaries to their clients, not to us. The law firms involved also will be subject to an overriding duty to the courts and not us. Investment documents will make clear that parties to litigation related to our investments retain the right to replace their litigation counsel, accept or reject settlement offers, make key strategic decisions, and abandon the litigation if they believe it no longer has merit - all without the our having any contractual right or ability to direct that a party act otherwise or that the party’s counsel disregard its client’s directives.

As part of the due diligence process in which we engage, we might rely on the advice and opinion of outside counsel and other experts in assessing potential claims. Further, we will be dependent upon the skills and efforts of independent law firms to litigate and/or arbitrate cases. There is no guarantee that the ultimate outcome of any case will be in line with a law firm’s or expert’s initial assessment of the validity and merit of a legal claim.

Loans may become nonperforming for a variety of reasons.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although the we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or MC Advisors have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized loss. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans underlying our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is generally not clear and highly unpredictable when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

Our portfolio may be exposed in part to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.

•	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

•	OID instruments generally represent a significantly higher credit risk than coupon loans.

•	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

•	The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.

•	OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.

We will be a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We will be classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio is and may in the future be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by MC Advisors’ allocation policy.

Because we will not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

Although we may do so in the future, we do not expect to hold controlling equity positions in the majority of our portfolio companies. Our debt investments may provide limited control features such as restrictions, for example, on the ability of a portfolio company to assume additional debt, or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Although we expect that our investments will be primarily secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche secured transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

We may also make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high LTV ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

We may be subject to risks associated with our investments in special situation companies.

We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, there exists the risk that the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell our investment at a loss. In connection with such transactions (or otherwise), we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are fixed when we enter into the commitment. Such securities are subject to changes in market value prior to their delivery.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

We may make investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies, including changes in exchange control regulations, political and social instability, expropriation and imposition of foreign taxes. In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Factors such as trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments may affect currency values. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.

We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.

The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that these investments would focus on the same investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

To the extent that these investments are denominated in a foreign currency, we may engage in hedging transactions. Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We may, for example, use instruments such as interest rate swaps, caps, collars and floors, forward contracts or currency options or borrow under a revolving credit facility in foreign currencies to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the U.S. Commodity Futures Trading Commission.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may not realize gains from our equity investments.

We may in the future make investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to Our Common Stock

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders that elect to participate in such plan]. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate is 37%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains currently at a maximum federal tax rate of 20%.

As a result of receiving dividends in the form of our common stock, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of shares of our common stock.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax, we will need to make sufficient distributions, a portion of which may be paid in shares of our common stock, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

Investing in our common stock may involve an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC staff has taken the position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we will amend our bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests and, after notification, the SEC staff does not object to our determination that our being subject to the Maryland Control Share Acquisition Act does not conflict with the 1940 Act. If such conditions are met, and we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have adopted certain measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board in three staggered terms and authorizing our Board to classify or reclassify shares of our capital stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; and Boston, Massachusetts. Our Administrator furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser is currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have adopted an “opt in” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to our dividend reinvestment plan. Otherwise, a stockholder will automatically receive cash distributions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statement and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties.

Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company incorporated under the Maryland General Corporation Law on May 30, 2018. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). After our election to be regulated as a BDC, we also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

As of December 31, 2018, we had not commenced operations. On June 27, 2018, we issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management, an affiliate of MC Advisors, our investment adviser. The sale of our common stock was approved by the unanimous consent of our Board of Directors (the “Board”) at the time.

We are conducting a best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the 1933 Act (a “Private Offering”). At each closing an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of the Private Offering on January 15, 2019 (the “Initial Closing Date”).

We are a specialty finance company that will be focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations (“CLO”) facilities, asset-backed securities and other securitized products and warehouse loan facilities (“Securitized Products”); (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets.

We seek to use Monroe Capital’s extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in senior secured, unitranche secured and junior secured debt of middle-market companies. Our investment size will vary proportionately with the size of our capital base. We believe that our focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, more expansive events of default, relatively small debt facilities that provide us with enhanced influence over our borrowers, direct access to borrower management and improved information flow.

Investment income

We will generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, will typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we will receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we will receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments will provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. We will also generate dividend income on preferred or other equity securities we acquire. See “Significant Accounting Estimates and Critical Accounting Policies” below for information on our revenue recognition policies related to interest and dividend income.

Expenses

Our primary operating expenses will include the payment of management and incentive fees to Monroe Capital BDC Advisors, LLC (“MC Advisors”) under the investment advisory agreement entered into on December 5, 2018 (the “Investment Advisory Agreement”), the payment of fees to Monroe Capital Management Advisors, LLC (“MC Management”) for our allocable portion of overhead and other expenses under the administration agreement entered into on December 5, 2018 (the “Administration Agreement”) and other operating costs. See Note 3 to our financial statement and “Related Party Transactions” below for additional information on our Investment Advisory and Administration Agreements. As we intend to utilize leverage, our expenses will also include interest expense on indebtedness.

All investment professionals MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);

•	any and all fees, costs and expenses incurred in connection with our incurrence of leverage and indebtedness, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on our borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments and letters of credit for our account in making, carrying, funding and/or otherwise resolving investment guarantees);

•	offerings of our common stock and other securities;

•	investment advisory fees;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or MC Management in connection with administering our business.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 3 to our financial statement for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 3 to our financial statement for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2018, we had not commenced operations.

Commitments and Contingencies

We have entered into certain contracts under which we will have material future commitments. We entered into the Investment Advisory Agreement with MC Advisors in accordance with the 1940 Act on December 5, 2018. Under the Investment Advisory Agreement, MC Advisors is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we pay (i) a base management fee equal to a percentage of our average total assets (which includes assets financed using leverage) and (ii) an incentive fee based on our performance.

We entered into the Administration Agreement with MC Management on December 5, 2018, pursuant to which MC Management performs, or oversees the performance of, clerical, bookkeeping, recordkeeping, and other required administrative services, including managing the payment of expenses and the performance of administrative and professional services rendered by others. We reimburse MC Management an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Administration Agreement.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Market Trends

We have identified the following trends that may impact our business:

Target Market. We believe that small and middle-market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender

Demand for Debt Capital. We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources, such as us.

Competition from Other Lenders. We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there is increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which could result in lower yields for increasingly riskier assets.

Pricing and Deal Structures. We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the BDC and investment company marketplace have created increased competition; however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Recent Developments

On January 14, 2019, we filed our election on Form N-54A to be regulated as a BDC. On January 15, 2019, we issued 1,017,500 shares of our common stock and received gross proceeds of $10,175,000.

On March 12, 2019, we entered into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our newly-created wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”). In connection with this Credit Facility, we, as collateral manager, the SPV, as borrower, and each of the other parties thereto entered into a Revolving Credit Security Agreement, dated as of March 12, 2019 (the “RCSA”). We, as seller, and the SPV, as buyer also entered into a Purchase and Contribution Agreement, dated as of March 12, 2019 (the “Purchase and Contribution Agreement”). We, as collateral manager, the SPV, as pledgor, and each of the other parties thereto also entered into an Account Control Agreement, dated as of March 12, 2019 (the “Account Control Agreement”).

The Credit Facility will allow the SPV to borrow up to $25,000,000 (with an accordion feature that permits the SPV, under certain circumstances, to increase the size of the facility up to $50,000,000) subject to leverage and borrowing base restrictions. The SPV may draw under the Credit Facility to make or purchase additional investments through March 12, 2020. Borrowings under the Credit Facility will bear interest at an annual rate of LIBOR (one or three month, at our option) plus 3.00%. The maturity date of the Credit Facility is March 12, 2021. This description is only a summary of the material provisions of the Credit Facility, and is qualified entirely by reference to the copies of each of the RCSA, the Purchase and Contribution Agreement and the Account Control Agreement, each of which are filed as exhibits to this annual report on Form 10-K.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium will be capitalized, and then we will amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income will be accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest will be accrued on a daily basis. All other income will be recorded into income when earned. We will record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee will generally be deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and will be recognized as fee income in the period the service has been completed.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

Our Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments, if any, will be received at least once in every calendar year for each portfolio company investment, but are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	our audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The Board generally uses the income approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We will generally consider our debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of performing debt, we will consider fluctuations in current interest rates, trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, we utilize discounted cash flow models to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, we also consider the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we will analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Net Realized Gains or Losses and Net Change in Unrealized Gain or Loss

We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. Additionally, we will not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in fair values of the underlying investment. All fluctuations in fair value will be included in net change in unrealized gain (loss) on our statements of operations.

Management and Incentive Fees

We accrue for the base management fee and incentive fee, if any. The accrual for the incentive fee includes the recognition of (i) ordinary income incentive fee, and (ii) capital gains incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to MC Advisors until the gains are both realized and in excess of unrealized depreciation on investments.

Organization and Offering Costs and Expenses

As of December 31, 2018, MC Management had incurred organization and offering costs of approximately $350,474 on our behalf. MC Management has agreed to absorb and pay on our behalf up to $425,000 for organization and offering costs. If the expenses incurred by us are greater than $425,000, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $425,000.

Organization costs refer to the cost of organizing as a Maryland corporation, including, among other things, the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum.

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

Financial Condition, Liquidity and Capital Resources

As we had not yet commenced investment activities, we had not substantiated any transactions as of December 31, 2018. We expect to generate cash primarily from (i) the net proceeds of private offerings, (ii) cash flows from our operations, and (iii) any financing arrangements we may enter into in the future. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying MC Advisors and reimbursements to MC Management), (iii) debt service of any borrowings and (iv) cash distributions to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we had not commenced investment activities.

We are subject to financial market risks, including changes in interest rates. We expect that the majority of the loans in our portfolio will have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjusted to applicable interest rates under such loans to current market rates on a monthly or quarterly basis. We also expect that we will enter into indebtedness which may also have floating interest rate provisions.

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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Our financial statement is annexed to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)(1) and (2) Financial Statement and Schedules

See the Index to Financial Statement at page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monroe Capital Income Plus Corporation

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Monroe Capital Income Plus Corporation (the Company) as of December 31, 2018, and the related notes to the financial statement (collectively, the financial statement). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more investment companies managed by Monroe Capital BDC Advisors, LLC (the Investment Advisor) or its affiliates since 2011.

Chicago, Illinois

March 13, 2019

MONROE CAPITAL INCOME PLUS CORPORATION

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2018

ASSETS
Cash	$1,000
Total assets	1,000

LIABILITIES
Total liabilities	—

Net assets	$1,000

Commitments and contingencies (See Note 4)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000,000 shares authorized, 100 shares issued and outstanding	$—
Capital in excess of par value	1,000

Total net assets	$1,000

Net asset value per share	$10.00

See Notes to Statement of Assets and Liabilities.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO FINANCIAL STATEMENT

Note 1. Organization and Principal Business

Monroe Capital Income Plus Corporation (the “Company”) is a Maryland corporation formed on May 30, 2018 to act as an externally managed, closed-end non-diversified investment company. The Company had no substantive operating activities prior to January 15, 2019, the date of its initial private offering. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. On January 14, 2019 the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

As of December 31, 2018, no operations have occurred. On, June 27, 2018, the Company issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to Monroe Capital Management Advisors, LLC (“MC Management”), an affiliate of Monroe Capital BDC Advisors, LLC (“MC Advisors”), the Company’s investment adviser. The sale of the Company’s common stock was approved by the unanimous consent of the Company’s Board of Directors (the “Board”) at the time.

The Company is conducting a best efforts, continuous private offering (a “Private Offering”) of the Company’s common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. At each closing, an investor will purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. The Company commenced its loan origination and investment activities contemporaneously with the initial closing of the Private Offering.

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

As of December 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.001 at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management had occurred. Accordingly, the Company had no operations and therefore omitted the statement of operations, the statement of changes in net assets, and the statement of cash flows.

Use of Estimates

The preparation of the statement of assets and liabilities in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of statement of assets and liabilities. Actual results could differ from those estimates.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO FINANCIAL STATEMENT

Income Taxes

As no operations have occurred, the Company is not expected to incur any corporate-level federal income taxes for the year ended December 31, 2018. On January 14, 2019, the Company filed an election to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2019 and intends to qualify annually thereafter as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the statement of assets and liabilities were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the statement of assets and liabilities as of December 31, 2018, except as disclosed in Note 6.

Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying statement of assets and liabilities.

Note 3. Transactions with Related Parties

The Company entered into an investment advisory agreement with MC Advisors on December 5, 2018 (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s stockholders.

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash).

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement between and the Company and MC Management (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. MC Advisors is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO FINANCIAL STATEMENT

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.50% per quarter (6% annually).

 The Company pays MC Advisors an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals 15% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO FINANCIAL STATEMENT

The Company entered into an administration agreement on December 5, 2018 with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management.

The Company entered into a license agreement on December 5, 2018 with Monroe Capital LLC under which Monroe Capital LLC will grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name or logo.

Note 4. Commitments and Contingencies

As of December 31, 2018, MC Management had incurred organization and offering costs of approximately $350,474 on behalf of the Company. MC Management has agreed to absorb and pay on the Company’s behalf up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of the date of issuance of this statement of assets and liabilities, no such costs have been recorded by the Company.

Note 5. Net Assets

As of December 31, 2018, the total number of shares of all classes of capital stock which the Company had the authority to issue is 100,000,000 shares of common stock, par value $0.001 per share. Prior to making an election to be regulated as a BDC, the Company issued 100 shares to MC Management at $10 per share for gross proceeds of $1,000.

Note 6. Subsequent Events

On January 14, 2019, the Company filed its election on Form N-54-A to be regulated as a BDC. On January 15, 2019, the Company issued 1,017,500 shares of common stock at $10 per share for gross proceeds of $10,175,000.

On March 12, 2019, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through the Company’s newly-created wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”). In connection with this Credit Facility, the Company, as collateral manager, the SPV, as borrower, and each of the other parties thereto entered into a Revolving Credit Security Agreement, dated as of March 12, 2019 (the “RCSA”). The Company, as seller, and the SPV, as buyer also entered into a Purchase and Contribution Agreement, dated as of March 12, 2019 (the “Purchase and Contribution Agreement”). The Company, as collateral manager, the SPV, as pledgor, and each of the other parties thereto also entered into an Account Control Agreement, dated as of March 12, 2019 (the “Account Control Agreement”).

The Credit Facility will allow the SPV to borrow up to $25,000,000 (with an accordion feature that permits the SPV, under certain circumstances, to increase the size of the facility up to $50,000,000) subject to leverage and borrowing base restrictions. The SPV may draw under the Credit Facility to make or purchase additional investments through March 12, 2020. Borrowings under the Credit Facility will bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00%. The maturity date of the Credit Facility is March 12, 2021. This description is only a summary of the material provisions of the Credit Facility, and is qualified entirely by reference to the copies of each of the RCSA, the Purchase and Contribution Agreement and the Account Control Agreement, each of which are filed as exhibits to this annual report on Form 10-K.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation(1)

3.2	Articles of Amendment and Restatement(2)

3.3	Bylaws(1)

10.1	Expense Agreement between the Company and MC Management(1)

10.2	Investment Advisory Agreement between the Company and MC Advisors (filed herewith)

10.3	Administration Agreement between the Company and MC Management(2)

10.4	License Agreement between the Company and Monroe Capital, LLC(2)

10.5	Form of Indemnification Agreement(2)

10.6	Dividend Reinvestment Plan(2)

10.7	Custody Agreement between the Company and U.S. Bank National Association, as custodian(3)

10.8	Transfer Agent agreement between the Company and U.S. Bank National Association, as transfer agent(3)

10.9	Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (filed herewith)

10.10	Purchase and Contribution Agreement between MC Income Plus Financing SPV LLC, as buyer, and the Company, as seller (filed herewith)

10.11	Account Control Agreement among MC Income Plus Financing SPV LLC, as pledgor; the Company, as collateral manager; U.S. Bank National Association, in its capacity as collateral agent, as secured party and securities intermediary (filed herewith)

21.1	List of Subsidiaries (none)

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018

ITEM 16. FORM 10-K SUMMARY

None.

70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2019

Monroe Capital Income Plus Corporation (Registrant)

By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)

By	/s/ David Eaton
David Eaton
Director

By	/s/ Roger Schoenfeld
Roger Schoenfeld
Director

71