Form 10-Q
period 2019-03-31
Monroe Capital Income Plus Corp
filed 2019-05-14
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01301

MONROE CAPITAL INCOME PLUS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	83-0711022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

As of May 13, 2019, the registrant had 2,910,700 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $8,920,937 and $0, respectively)	$9,047,331	$—
Cash and cash equivalents	10,961,645	1,000
Restricted cash	30,704	—
Interest receivable	55,583	—
Due from affiliates	166,092	—
Unamortized deferred financing costs	302,295	—
Total assets	20,563,650	1,000

LIABILITIES
Interest payable	4,861	—
Due to broker	10,000,176	—
Distributions payable	208,536	—
Accounts payable and accrued expenses	159,077	—
Directors' fees payable	15,000	—
Total liabilities	10,387,650	—
Net assets	$10,176,000	$1,000

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,017,600 and 100 shares issued and outstanding, respectively	$1,018	$—
Capital in excess of par value	10,174,982	1,000
Accumulated undistributed (overdistributed) earnings	—	—
Total net assets	$10,176,000	$1,000

Net asset value per share	$10.00	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

Three months ended March 31, 2019
Investment income:
Interest income	$104,477
Total investment income	104,477

Operating expenses:
Interest and other debt financing expenses	22,335
Base management fees	47,373
Professional fees	60,097
Administrative service fees	47,022
General and administrative expenses	43,973
Directors' fees	15,000
Expenses before base management fee waiver and expense reimbursement	235,800
Base management fee waiver	(47,373)
Expense reimbursement	(166,092)
Total expenses, net of base management fee waiver and expense reimbursement	22,335
Net investment income	82,142

Net gain (loss):
Net change in unrealized gain (loss) on investments	126,394
Net gain (loss)	126,394

Net increase (decrease) in net assets resulting from operations	$208,536

Per common share data:
Net investment income per share - basic and diluted	$0.10
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.25
Weighted average common shares outstanding — basic and diluted	848,017

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2018	100	$—	$1,000	$—	$1,000
Net investment income	—	—	—	82,142	82,142
Net change in unrealized gain (loss)	—	—	—	126,394	126,394
Issuance of common stock	1,017,500	1,018	10,173,982	—	10,175,000
Distributions declared and payable to stockholders	—	—	—	(208,536)	(208,536)
Balances at March 31, 2019	1,017,600	$1,018	$10,174,982	$—	$10,176,000

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Three months ended March 31, 2019

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$208,536
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(126,394)
Net accretion of discounts and amortization of premiums	(3,119)
Proceeds from principal payments	4,960
Purchases of investments	(8,922,778)
Amortization of deferred financing costs	17,474
Changes in operating assets and liabilities:
Interest receivable	(55,583)
Due from affiliates	(166,092)
Interest payable	4,861
Due to broker	10,000,176
Accounts payable and accrued expenses	159,077
Directors' fees payable	15,000
Net cash provided by (used in) operating activities	1,136,118

Cash flows from financing activities:
Payments of deferred financing costs	(319,769)
Proceeds from issuance of common stock	10,175,000
Net cash provided by (used in) financing activities	9,855,231

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	10,991,349
Cash, Cash Equivalents and Restricted Cash, beginning of period	1,000
Cash, Cash Equivalents and Restricted Cash, end of period	$10,992,349

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$10,961,645	$1,000
Restricted cash	30,704	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$10,992,349	$1,000

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2019

Portfolio Company (a)(b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)

Investments:
Senior Secured Loans
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L+6.00%	8.49%		2/14/2019	12/19/2025	1,246,875	$1,234,636	$1,253,109	12.3%
						1,246,875	1,234,636	1,253,109	12.3%
Energy: Oil & Gas
BJ Services, LLC (g)	L+7.00%	9.65%		1/28/2019	1/3/2023	2,000,000	1,980,877	1,999,000	19.6%
						2,000,000	1,980,877	1,999,000	19.6%
High Tech Industries
Education Software Intermediate, LLC (g)	L+5.85%	8.35%		3/1/2019	8/8/2022	998,105	982,962	982,579	9.7%
Mindbody, Inc. (g)	L+7.00%	9.48%		2/15/2019	2/14/2025	1,809,524	1,774,077	1,813,143	17.8%
Mindbody, Inc. (Revolver) (h)	L+7.00%	9.48%		2/15/2019	2/14/2025	190,476	—	—	0.0%
						2,998,105	2,757,039	2,795,722	27.5%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+6.25%	8.74%		2/28/2019	2/28/2024	1,000,000	980,350	1,002,500	9.9%
Crownpeak Technology, Inc. (Delayed Draw) (h) (i)	L+6.25%	8.74%		2/28/2019	2/28/2024	83,333	—	—	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	8.74%		2/28/2019	2/28/2024	41,667	—	—	0.0%
						1,125,000	980,350	1,002,500	9.9%
Services: Business
Certify, Inc. (g)	L+6.00%	8.50%		2/28/2019	2/28/2024	1,000,000	985,263	997,000	9.8%
Certify, Inc. (Delayed Draw) (h) (i)	L+6.00%	8.50%		2/28/2019	2/28/2024	136,364	—	—	0.0%
Certify, Inc. (Revolver) (h)	L+6.00%	8.50%		2/28/2019	2/28/2024	45,455	—	—	0.0%
						1,181,819	985,263	997,000	9.8%
Services: Consumer
QuoteLab, LLC (g)	L+5.50%	8.00%		2/26/2019	2/26/2025	1,000,000	982,772	1,000,000	9.8%
QuoteLab, LLC (Revolver) (h)	L+5.50%	8.00%		2/26/2019	2/26/2025	55,555	—	—	0.0%
						1,055,555	982,772	1,000,000	9.8%
Total Investments						9,607,354	$8,920,937	$9,047,331	88.9%

Cash and cash equivalents
Cash	n/a	n/a		n/a	n/a	—	$961,469	$961,469	9.4%
U.S. Treasury Bill	n/a	2.36	%(j)	3/29/2019	6/20/2019	10,052,000	10,000,176	10,000,176	98.3%
Total cash and cash equivalents						10,052,000	$10,961,645	$10,961,645	107.7%

TOTAL INVESTMENTS AND CASH AND CASH EQUIVALENTS							$19,882,582	$20,008,976	196.6%

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company.
(c)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR interest rate floor.
(d)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2019 represented 88.9% of the Company’s net assets or 44.0% of the Company’s total assets, are subject to legal restrictions on sales.
(e)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(f)	Percentages are based on net assets of $10,176,000 as of March 31, 2019.
(g)	This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements.)
(h)	All or a portion of this commitment was unfunded at March 31, 2019. As such, interest is earned only on the funded portion of this commitment.
(i)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(j)	Rate represents yield to maturity of U.S. Treasury Bill.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Principal Business

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation formed on May 30, 2018 to act as an externally managed, closed-end non-diversified investment company. The Company had no substantive operating activities prior to January 15, 2019, the date of its initial private offering. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. On January 14, 2019, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

On June 27, 2018, the Company issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to Monroe Capital Management Advisors, LLC (“MC Management”), an affiliate of Monroe Capital BDC Advisors, LLC (“MC Advisors”), the Company’s investment adviser. The sale of the Company’s common stock was approved by the unanimous consent of the Company’s Board of Directors (the “Board”) at the time. On January 15, 2019, the Company issued and sold 1,017,500 shares of common stock at $10.00 per share for proceeds of $10,175,000.

On March 12, 2019, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”), for purposes of entering into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. See Note 6 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 —  Financial Services — Investment Companies (“ASC Topic 946”). The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiary, the SPV, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 for further discussion regarding the fair value measurements and hierarchy.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The Company did not record dividend income during the three months ended March 31, 2019.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $133,567 and zero as of March 31, 2019 and December 31, 2018, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2019 totaled $144,899. For the three months ended March 31, 2019, interest income included $3,119 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three months ended March 31, 2019, interest income included $60 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) in the consolidated statement of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s Board through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) in the consolidated statement of operations.

The Company may have certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividend when it is determined that PIK interest or PIK dividend is no longer collectible. To maintain regulated investment company (“RIC”) tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company did not have any PIK investments during the three months ended March 31, 2019.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The Company had no investments on non-accrual status at March 31, 2019 and December 31, 2018.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for the Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board. See Note 7 for additional information on the Company’s distributions.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 8 for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. The Company may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility or other balance sheet transactions as are deemed appropriate for this purpose.

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to the originations of new investments, the repayment of outstanding debt under the revolving credit facility and the related payment of interest expense and the quarterly release of earnings to the parent company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2019 and December 31, 2018, the Company had unamortized deferred financing costs of $302,295 and zero, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities, unless there are no outstanding borrowings, in which case the unamortized deferred financing costs are presented as an asset. These amounts are amortized and included in interest expense in the consolidated statement of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2019 was $17,474.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to the Company’s organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents.

As of March 31, 2019, MC Management has incurred organizational and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of March 31, 2019, no such costs have been recorded by the Company.

Income Taxes

On January 14, 2019, the Company filed an election to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2019 and intends to qualify annually thereafter as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Company recorded no accrual for excise taxes for the three months ended March 31, 2019.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2019. The 2018 tax year remains subject to examination by U.S. federal and state tax authorities.

 Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019, except as disclosed in Note 11.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2019
Amortized Cost:
Senior secured loans	$8,920,937	100.0%
Total	$8,920,937	100.0%

	March 31, 2019
Fair Value:
Senior secured loans	$9,047,331	100.0%
Total	$9,047,331	100.0%

There were no investments outstanding as of December 31, 2018.

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2019
Amortized Cost:
Northeast	$2,219,899	24.9%
Southwest	1,980,877	22.2
West	4,720,161	52.9
Total	$8,920,937	100.0%

	March 31, 2019
Fair Value:
Northeast	$2,250,109	24.9%
Southwest	1,999,000	22.1
West	4,798,222	53.0
Total	$9,047,331	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2019
Amortized Cost:
Consumer Goods: Non-Durable	$1,234,636	13.8%
Energy: Oil & Gas	1,980,877	22.2
High Tech Industries	2,757,039	30.9
Media: Diversified & Production	980,350	11.0
Services: Business	985,263	11.1
Services: Consumer	982,772	11.0
Total	$8,920,937	100.0%

	March 31, 2019
Fair Value:
Consumer Goods: Non-Durable	$1,253,109	13.9%
Energy: Oil & Gas	1,999,000	22.1
High Tech Industries	2,795,722	30.9
Media: Diversified & Production	1,002,500	11.1
Services: Business	997,000	11.0
Services: Consumer	1,000,000	11.0
Total	$9,047,331	100.0%

Note 4. Fair Value Measurements

Investments

The Company values all investments in accordance with ASC Topic 820. ASC Topic 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity.

ASC Topic 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 — Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The accompanying consolidated schedule of investments held by the Company consists primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Under the income approach, the Company uses discounted cash flow models to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Company also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the Company typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

In addition, for certain debt investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, and cash equivalents as of March 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$9,047,331	$9,047,331
Total investments	—	—	9,047,331	9,047,331
Cash equivalents	10,000,176	—	—	10,000,176
Total investments and cash equivalents	$10,000,176	$—	$9,047,331	$19,047,507

There were no investments outstanding as of December 31, 2018.

Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 8.00% to 9.65% at March 31, 2019. The maturity dates on the loans outstanding at March 31, 2019 range between August 2022 and December 2025.

The following tables provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019:

	Senior secured loans	Total investments
Balance as of December 31, 2018	$—	$—
Net change in unrealized gain (loss)	126,394	126,394
Purchases of investments and other adjustments to cost (1)	8,925,897	8,925,897
Proceeds from principal payments and sales on investments (2)	(4,960)	(4,960)
Balance as of March 31, 2019	$9,047,331	$9,047,331

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized gain (loss) included in the consolidated statement of operations for the three months ended March 31, 2019, attributable to Level 3 investments still held at March 31, 2019 was $126,394. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2019.

Significant Unobservable Inputs

ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2019 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$5,795,222	Discounted cash flow	Revenue multiples	5.5	x	1.3	x	9.0	x
			Market yields	9.0%		8.3%		10.0%
Senior secured loans	1,999,000	Discounted cash flow	Market yields	9.8%		9.8%		9.8%
Total Level 3 Assets (1)	$7,794,222

(1)	Excludes loans of $1,253,109 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The significant unobservable inputs used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Company selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA or revenue of the portfolio company (or other meaningful measure). Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.

Note 5. Transactions with Related Parties

The Company has entered into an investment advisory agreement with MC Advisors (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). In order to meet the diversification tests required to qualify as a RIC, the Company, on March 29, 2019, acquired $10,052,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing base management fees payable to MC Advisors, all of which were waived by MC Advisors. Base management fees for the three months ended March 31, 2019 were $47,373 and MC Advisors elected to voluntarily waive the entire base management fee.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement between the Company and MC Management (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. MC Advisors is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.

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

The Company did not incur any incentive fees during the three months ended March 31, 2019.

The Company has entered into an Administration Agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2019, the Company incurred $151,092 in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statement of operations) under the Administration Agreement, of which $47,022 was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2019 and December 31, 2018, $47,022 and zero, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

MC Management agreed to reimburse the Company for administrative expenses (not to include management fees or leverage facility expenses) incurred by the Company for the three months ended March 31, 2019. Accordingly, the Company has recorded a receivable from MC Management for $166,092 (including the $47,022 of MC Management overhead and salary allocation discussed above) on the consolidated statements of assets and liabilities and a contra expense for $166,092 on the consolidated statement of operations.

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

Note 6. Borrowings

In connection with the Company’s organization, the Board and MC Management, the Company’s initial stockholder, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding (including pending asset purchases included in Due to broker on the consolidated statements of assets and liabilities) was 201.8% and 0%, respectively.

On March 12, 2019, the Company entered into the Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Credit Facility will allow the SPV to borrow up to $25,000,000 (with an accordion feature that permits the SPV, under certain circumstances, to increase the size of the facility up to $50,000,000) subject to leverage and borrowing base restrictions.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 60.0% of the principal balance of its portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $9,047,331 and these investments are identified on the consolidated schedule of investments. During the three months ended March 31, 2019, the Company did not borrow on the Credit Facility and as of March 31, 2019, there were no outstanding borrowings.

Borrowings under the Credit Facility will bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount.

During the three months ended March 31, 2019 the Company incurred financing costs of $319,769 in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

The composition of the Company’s interest and other debt financing expenses was as follows:

Three months ended March 31, 2019
Unused commitment fees	$4,861
Amortization of deferred financing costs	17,474
Total interest and other debt financing expenses	$22,335

Note 7. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date (1)	Amount Per Share (2)	Distributions Declared
Three months ended March 31, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208,536
Total distributions declared			$0.20	$208,536

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP will be issued to the Company’s stockholders on the payment date.

(2)	The payment amount approved by the Board was determined to be the net increase in net assets resulting from operations earned by the Company as determined in accordance with U.S. GAAP for the period January 15, 2019 to March 31, 2019.

Note 8. Stock Issuances

As of March 31, 2019, the total number of shares of all classes of capital stock that the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.001 per share. Prior to making an election to be regulated as a BDC, the Company issued 100 shares to MC Management at $10.00 per share for gross proceeds of $1,000. On January 15, 2019, the Company issued 1,017,500 shares of common stock in a private offering at $10.00 per share for gross proceeds of $10,175,000.

Note 9. Commitments and Contingencies

As of March 31, 2019, MC Management had incurred organization and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay on the Company’s behalf up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of March 31, 2019, no such costs have been recorded by the Company.

Commitments: As of March 31, 2019 and December 31, 2018, the Company had $552,850 and zero, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of March 31, 2019.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these agreements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Market risk: The Company’s investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company is not currently aware of any such proceedings or disposition that would have a material adverse effect on the Company’s consolidated financial statements.

 Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2019:

March 31, 2019
Per share data:
Net asset value at beginning of period	$10.00
Net investment income (loss) (1)	0.10
Net gain (loss) (1)	0.15
Net increase (decrease) in net assets from operations (1)	0.25
Stockholder distributions declared (2)	(0.20)
Other (3)	(0.05)
Net asset value at end of period	$10.00
Net assets at end of period	$10,176,000
Shares outstanding at end of period	1,017,600
Total return based on average net asset value (4)	4.10%
Ratio/Supplemental data:
Ratio of expenses to average net assets without waiver and expense reimbursement (5) (6)	22.55%
Ratio of expenses to average net assets with waiver and expense reimbursement (5) (6)	2.14%
Ratio of net investment income (loss) to average net assets without waiver and expense reimbursement (5) (6)	(12.56)%
Ratio of net investment income (loss) to average net assets with waiver and expense reimbursement (5) (6)	7.86%
Portfolio turnover (7)	0.05%

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2019.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(5)	The ratios reflect an annualized amount.
(6)	Includes interest expense which is not subject to reimbursement.
(7)	Ratio is not annualized.

Note 11. Subsequent Events

The Company has evaluated subsequent events through May 14, 2019, the date on which the consolidated financial statements were issued.

On April 2, 2019, the Company issued 1,596,600 shares of common stock at $10.00 per share for proceeds of $15,966,000. On April 4, 2019, the Company issued 275,500 shares of common stock at $10.00 per share for proceeds of $2,755,000. On April 8, 2019, the Company issued 21,000 shares of common stock at $10.00 per share for proceeds of $210,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets,” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our Annual Report and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company incorporated under the Maryland General Corporation Law on May 30, 2018. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, for the taxable year ended December 31, 2019, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”) for complying with new or revised accounting standards.

On June 27, 2018, we issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management, an affiliate of MC Advisors, our investment adviser. The sale of our common stock was approved by the unanimous consent of our Board of Directors (the “Board”) at the time. On January 15, 2019, we issued 1,017,500 shares of our common stock pursuant to a private offering and received proceeds of $10,175,000.

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

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

Dividend income on preferred equity securities will be recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments will be evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The frequency and volume of the distributions on common equity securities and LLC and LP investments may fluctuate significantly from period to period.

Expenses

Our primary operating expenses include the payment of management and incentive fees to MC Advisors under the investment advisory agreement entered into on December 5, 2018 (the “Investment Advisory Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement entered into on December 5, 2018 (the “Administration Agreement”) and other operating costs. See Note 5 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Administration Agreements. As we intend to utilize leverage, our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments within net change in unrealized gain (loss) in the consolidated statement of operations.

Portfolio and Investment Activity

During the three months ended March 31, 2019, we invested $8,922,778 in seven new portfolio companies and had $4,960 in aggregate amount of principal repayments, resulting in net investments of $8,917,818 for the period.

The following table shows portfolio yield by security type:

	March 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.9%	8.9%
Total	8.9%	8.9%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments at the period end contractual coupon rate for each investment by (b) the par value of our debt investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments at the period end effective rate for each investment by (b) the par value of our debt investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

There were no investments outstanding as of December 31, 2018.

The following table shows the composition of our investment portfolio:

	March 31, 2019
Fair Value:
Senior secured loans	$9,047,331	100.0%
Total	$9,047,331	100.0%

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2019
Fair Value:
Consumer Goods: Non-Durable	$1,253,109	13.9%
Energy: Oil & Gas	1,999,000	22.1
High Tech Industries	2,795,722	30.9
Media: Diversified & Production	1,002,500	11.1
Services: Business	997,000	11.0
Services: Consumer	1,000,000	11.0
Total	$9,047,331	100.0%

Portfolio Asset Quality

MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. The MC Advisors’ monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors will update our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our Board reviews and affirms such ratings. A definition of the rating system follows:

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due).

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full.

Our investment performance risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of our investments.

In the event of a delinquency or a decision to rate an investment grade 4 or grade 5, the PMG, in consultation with the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors and the PMG will form a team or engage outside advisors to analyze, evaluate and take further steps to preserve our value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the investment committee have extensive experience in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of March 31, 2019:

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	9,047,331	100.0
3	—	—
4	—	—
5	—	—
Total	$9,047,331	100.0%

Results of Operations

We are a newly-formed entity that commenced our principal operations on January 15, 2019.  Since we commenced principal operations on January 15, 2019, we therefore have no prior periods with which to compare our operating results.

Operating results were as follows:

Three months ended March 31, 2019
Total investment income	$104,477
Total expenses, net of base management fee waiver and expense reimbursement	22,335
Net investment income	82,142
Net change in unrealized gain (loss) on investments	126,394
Net gain (loss)	126,394
Net increase (decrease) in net assets resulting from operations	$208,536

Investment Income

The composition of our investment income was as follows:

Three months ended March 31, 2019
Interest income	$101,298
Prepayment gain (loss)	60
Accretion of discounts and amortization of premium	3,119
Total investment income	$104,477

Operating Expenses

The composition of our operating expenses was as follows:

Three months ended March 31, 2019
Interest and other debt financing expenses	$22,335
Base management fees	47,373
Professional fees	60,097
Administrative service fees	47,022
General and administrative expenses	43,973
Directors’ fees	15,000
Expenses before base management fee waiver and expense reimbursement	235,800
Base management fee waiver	(47,373)
Expense reimbursement	(166,092)
Total expenses, net of base management fee waiver and expense reimbursement	$22,335

In order to meet the diversification tests required to qualify as a RIC, we acquired $10,052,000 in face value of short-term U.S. Treasury Bills on March 29, 2019. This transaction had the effect of increasing management fees payable to MC Advisors, all of which were waived by MC Advisors. Base management fees for the three months ended March 31, 2019 were $47,373 and MC Advisors elected to voluntarily waive the entire base management fee.

MC Management agreed to reimburse us for administrative expenses (not to include base management fees or leverage facility expenses) incurred by us for the three months ended March 31, 2019. Accordingly, these reimbursements totaled $166,092 for the three months ended March 31, 2019.

The composition of our interest and other debt financing expenses was as follows:

Three months ended March 31, 2019
Unused commitment fees	$4,861
Amortization of deferred financing costs	17,474
Total interest and other debt financing expenses	$22,335

Net Realized Gain (Loss)

During the three months ended March 31, 2019, we had no sales or dispositions of investments, resulting in no net realized gains (losses).

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2019, our investments had $126,394 of net change in unrealized gain (loss). The net change in unrealized gain (loss) may include both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2019, the net increase in net assets from operations was $208,536. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2019, our per share net increase in net assets resulting from operations was $0.25.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of private offerings, (ii) cash flows from our operations, and (iii) borrowings under our existing credit facility and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying MC Advisors and reimbursements to MC Management), (iii) debt service of any borrowings and (iv) cash distributions to our stockholders.

As of March 31, 2019, we had $961,469 in cash, $30,704 in cash at the SPV, and zero debt outstanding on our revolving credit facility. We had $25,000,000 available for borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash flows

For the three months ended March 31, 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $10,991,349. For the three months ended March 31, 2019, operating activities provided $1,136,118, primarily as a result of an unsettled U.S. Treasury Bill purchase, partially offset by purchases of portfolio investments. For the three months ended March 31, 2019, we generated $9,855,231 from financing activities, primary as results of proceeds from the issuance of common stock.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, including our current private offering, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales.

In connection with our organization, the Board and MC Management, our initial stockholder, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act. As a result of this approval, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding (including pending asset purchases included in Due to broker on the accompanying consolidated statements of assets and liabilities) was 201.8% and 0%, respectively.

Borrowings

On March 12, 2019, we entered into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. The Credit Facility will allow the SPV to borrow up to $25,000,000 (with an accordion feature that permits the SPV, under certain circumstances, to increase the size of the facility up to $50,000,000) subject to leverage and borrowing base restrictions.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 60.0% of the principal balance of our portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $9,047,331 and these investments are identified on the accompanying consolidated schedule of investments. During the three months ended March 31, 2019, we did not borrow on the Credit Facility and as of March 31, 2019, there were no outstanding borrowings.

Borrowings under the Credit Facility will bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount.

During the three months ended March 31, 2019, we incurred financing costs of $319,769 in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three months ended March 31, 2019 totaled $208,536 ($0.20 per share).

We have adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 5 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2019, and December 31, 2018, we had outstanding commitments to fund investments totaling $552,850 and zero, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

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

Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital. We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources, such as us.

Competition from Other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there has been a significant amount of capital raised over the past several years dedicated to middle market lending which has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which could result in lower yields and weaker financial covenants for new assets.

Pricing and Deal Structures: We believe that the volatility in global markets over the last several years and current macroeconomic issues including changes in bank regulations for middle-market banks has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the BDC and investment company marketplace have created increased competition; however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Recent Developments

On April 2, 2019, we issued 1,596,600 shares of common stock at $10.00 per share for proceeds of $15,966,000. On April 4, 2019, we issued 275,500 shares of common stock at $10.00 per share for proceeds of $2,755,000. On April 8, 2019, we issued 21,000 shares of common stock at $10.00 per share for proceeds of $210,000.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium will be capitalized, and then we will amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income will be accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest will be accrued on a daily basis. We will record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee will generally be deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and will be recognized as fee income in the period the service has been completed.

Dividend income on preferred equity securities will be recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies. Each distribution received from LLC and LP investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital will be recorded as a reduction in the cost basis of the investment.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	our audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The Board generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, we consider fluctuations in current interest rates, trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Net Realized Gains or Losses and Net Change in Unrealized Gain or Loss

We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. All fluctuations in fair value will be included in net change in unrealized gain (loss) on our statement of operations.

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

Organization and Offering Costs and Expenses

Organization costs refer to the cost of organizing as a Maryland corporation, including, among other things, the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents.

As of March 31, 2019, MC Management has incurred organization and offering costs of approximately $418,925 on our behalf. MC Management has agreed to absorb and pay on our behalf up to $425,000 for organization and offering costs. If the expenses incurred by us are greater than $425,000, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of March 31, 2019, we have not recorded any such costs.

Federal Income Taxes

We intend to elect to be treated, for the taxable year ending December 31, 2019, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. We are currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We expect that the majority of the loans in our portfolio will have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjusted to applicable interest rates under such loans to current market rates on a monthly or quarterly basis. In addition, our Credit Facility has a floating interest rate provision and other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(22,636)	$—	$(22,636)
Up 100 basis points	88,025	—	88,025
Up 200 basis points	178,570	—	178,570
Up 300 basis points	269,115	—	269,115

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Credit Facility or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates or interest rate floors.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment advisor is currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

We maintain a revolving credit facility and may borrow money, which is generally considered a speculative investment technique. As a result:

•	our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness would not be available for such distributions;

•	any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;

•	our revolving credit facility with KeyBank National Association, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants; and

•	we bear the cost of issuing and paying interest on the revolving credit facility, which costs are entirely borne by our common stockholders.

We may be subject to risks associated with our investments in the technology industry.

We invest portions of our portfolio in the technology industry. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operate in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

We may be subject to risks associated with our investments in the consumer goods industry.

We invest portions of our portfolio in the consumer goods industry. General risks of companies in the consumer goods and consumer products and services sectors include cyclicality of revenues and earnings, economic recession, currency fluctuations, changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer goods is affected by the health of consumers. Companies in the consumer goods sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer goods sector. Any of these risks could, in turn, materially adversely affect our business, financial condition and results of operations.

We may be subject to risks associated with our investments in the energy industry.

We invest portions of our portfolio in the energy industry. The revenues, income (or losses) and valuations of companies related to the energy industry can fluctuate suddenly and dramatically due to a variety of factors. Risks relating to the decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, the volume of such commodities available for transportation, mining, processing, storage or distribution, may create a sustained decline in the demand for such products. Companies that provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have recently experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2019, we issued an aggregate of 1,017,500 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share for an aggregate offering price of $10,175,000.

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

10.1	Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (3)

10.2	Purchase and Contribution Agreement between MC Income Plus Financing SPV LLC, as buyer, and the Company, as seller (3)

10.3	Account Control Agreement among MC Income Plus Financing SPV LLC, as pledgor; the Company, as collateral manager; U.S. Bank National Association, in its capacity as collateral agent, as secured party and securities intermediary (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018

(3)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2019	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)

