Form 10-Q
period 2019-06-30
Monroe Capital Income Plus Corp
filed 2019-08-13
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2019, the registrant had 5,303,530 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $40,029,136 and $0, respectively)	$40,228,051	$—
Cash and cash equivalents	2,842,838	1,000
Restricted cash	635,270	—
Interest receivable	173,579	—
Due from affiliates	322,613	—
Prepaid expenses	5,000	—
Total assets	44,207,351	1,000

LIABILITIES
Debt:
Revolving credit facility	11,700,000	—
Less: Unamortized deferred financing costs	(291,338)	—
Total debt, less unamortized deferred financing costs	11,408,662	—
Interest payable	74,480	—
Payable for unsettled trades	738,750	—
Due to broker	1,999,937	—
Incentive fees payable	29,913	—
Distributions payable	500,412	—
Accounts payable and accrued expenses	262,895	—
Total liabilities	15,015,049	—
Net assets	$29,192,302	$1,000

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,919,230 and 100 shares issued and outstanding, respectively	$2,919	$—
Capital in excess of par value	29,189,383	1,000
Accumulated undistributed (overdistributed) earnings	—	—
Total net assets	$29,192,302	$1,000

Net asset value per share	$10.00	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended	Six months ended
	June 30, 2019
Investment income:
Interest income	$617,733	$722,210
Total investment income	617,733	722,210

Operating expenses:
Interest and other debt financing expenses	160,437	182,772
Base management fees	119,205	166,578
Incentive fees	29,913	29,913
Professional fees	58,264	118,361
Administrative service fees	54,918	101,940
General and administrative expenses	70,362	114,335
Directors' fees	20,000	35,000
Expenses before base management fee waiver and expense reimbursement	513,099	748,899
Base management fee waiver	(119,205)	(166,578)
Expense reimbursement	(203,544)	(369,636)
Total expenses, net of base management fee waiver and expense reimbursement	190,350	212,685
Net investment income	427,383	509,525

Net gain (loss):
Net realized gain (loss) on investments	508	508
Net change in unrealized gain (loss) on investments	72,521	198,915
Net gain (loss)	73,029	199,423

Net increase (decrease) in net assets resulting from operations	$500,412	$708,948

Per common share data:
Net investment income per share - basic and diluted	$0.15	$0.27
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.17	$0.38
Weighted average common shares outstanding - basic and diluted	2,865,966	1,862,566

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at March 31, 2019	1,017,600	$1,018	$10,174,982	$—	$10,176,000
Net investment income	—	—	—	427,383	427,383
Net realized gain (loss)	—	—	—	508	508
Net change in unrealized gain (loss)	—	—	—	72,521	72,521
Issuance of common stock	1,893,100	1,893	18,929,107	—	18,931,000
Distributions declared and payable to stockholders	—	—	—	(500,412)	(500,412)
Stock issued in connection with dividend reinvestment plan	8,530	8	85,294	—	85,302
Balances at June 30, 2019	2,919,230	$2,919	$29,189,383	$—	$29,192,302

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2018	100	$—	$1,000	$—	$1,000
Net investment income	—	—	—	509,525	509,525
Net realized gain (loss)	—	—	—	508	508
Net change in unrealized gain (loss)	—	—	—	198,915	198,915
Issuance of common stock	2,910,600	2,911	29,103,089	—	29,106,000
Distributions declared and payable to stockholders	—	—	—	(708,948)	(708,948)
Stock issued in connection with dividend reinvestment plan	8,530	8	85,294	—	85,302
Balances at June 30, 2019	2,919,230	$2,919	$29,189,383	$—	$29,192,302

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Six months ended June 30, 2019

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$708,948
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(508)
Net change in unrealized (gain) loss on investments	(198,915)
Payment-in-kind interest income	(2,153)
Net accretion of discounts and amortization of premiums	(16,163)
Proceeds from principal payments and sale of investments	165,458
Purchases of investments	(40,175,770)
Amortization of deferred financing costs	103,431
Changes in operating assets and liabilities:
Interest receivable	(173,579)
Due from affiliates	(322,613)
Prepaid expenses	(5,000)
Interest payable	74,480
Payable for unsettled trades	738,750
Due to broker	1,999,937
Incentive fees payable	29,913
Accounts payable and accrued expenses	262,895
Net cash provided by (used in) operating activities	(36,810,889)

Cash flows from financing activities:
Borrowings on revolving credit facility	11,700,000
Payments of deferred financing costs	(394,769)
Proceeds from issuance of common shares	29,106,000
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $85,302	(123,234)
Net cash provided by (used in) financing activities	40,287,997

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	3,477,108
Cash, Cash Equivalents and Restricted Cash, beginning of period	1,000
Cash, Cash equivalents and Restricted Cash, end of period	$3,478,108

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$4,861

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$2,842,838	$1,000
Restricted cash	635,270	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$3,478,108	$1,000

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2019

Portfolio Company (a)(b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L + 4.25%	6.66%		5/2/2019	5/8/2026	1,700,000	$1,691,636	$1,697,875	5.8%
						1,700,000	1,691,636	1,697,875	5.8%
Automotive
Rough Country, LLC (g)	L + 3.75%	6.15%		4/17/2019	5/25/2023	1,430,086	1,425,512	1,405,059	4.8%
Wheel Pros, LLC (g)	L + 4.75%	7.15%		5/13/2019	4/4/2025	2,493,731	2,468,964	2,471,910	8.5%
						3,923,817	3,894,476	3,876,969	13.3%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (h) (i)	L + 8.50%	10.90%		4/15/2019	4/14/2023	1,750,507	1,729,446	1,756,634	6.0%
Avison Young (USA) Inc. (g) (h) (j)	L + 5.00%	7.33%		4/26/2019	1/30/2026	1,994,987	1,975,278	1,965,063	6.7%
RMS Holding Company, LLC (g)	L + 6.00%	8.58%		5/8/2019	11/16/2022	2,494,660	2,470,605	2,483,434	8.5%
						6,240,154	6,175,329	6,205,131	21.2%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L + 6.00%	8.40%		2/14/2019	12/19/2025	1,243,750	1,231,584	1,243,750	4.3%
						1,243,750	1,231,584	1,243,750	4.3%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L + 5.00%	7.40%		4/8/2019	3/17/2025	1,995,000	1,985,138	2,000,985	6.8%
						1,995,000	1,985,138	2,000,985	6.8%
Energy: Oil & Gas
BJ Services, LLC (g)	L + 7.00%	9.59%		1/28/2019	1/3/2023	2,000,000	1,982,319	2,001,000	6.9%
						2,000,000	1,982,319	2,001,000	6.9%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L + 5.50%	7.90%		4/8/2019	4/8/2024	1,750,000	1,716,256	1,746,500	6.0%
Apotheco, LLC (Delayed Draw) (i) (k)	L + 5.50%	7.90%		4/8/2019	4/8/2024	823,529	—	—	0.0%
Apotheco, LLC (Revolver) (k)	L + 5.50%	7.90%		4/8/2019	4/8/2024	454,545	79,545	79,545	0.3%
ERC Finance, LLC (g)	L + 4.50%	6.90%		4/23/2019	9/20/2024	1,994,925	1,960,830	1,945,052	6.7%
Precyse Acquisition Corp. (g)	L + 4.50%	6.90%		5/3/2019	4/20/2022	2,493,573	2,435,061	2,365,778	8.1%
						7,516,572	6,191,692	6,136,875	21.1%
High Tech Industries
Gigamon, Inc. (g)	L + 4.25%	6.65%		4/26/2019	12/27/2024	1,496,203	1,441,436	1,458,798	5.0%
Mindbody, Inc. (g)	L + 7.00%	9.39%		2/15/2019	2/14/2025	1,809,524	1,774,484	1,808,619	6.2%
Mindbody, Inc. (Revolver) (k)	L + 7.00%	9.39%		2/15/2019	2/14/2025	190,476	—	—	0.0%
Transact Holdings Inc. (g) (l)	L + 4.75%	7.33%		4/18/2019	4/30/2026	750,000	738,750	750,000	2.6%
						4,246,203	3,954,670	4,017,417	13.8%
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L + 5.00%	7.40%		5/9/2019	5/21/2026	2,214,286	2,181,325	2,158,929	7.4%
NTM Acquisition Corp. (g)	L + 6.25%	8.65%		4/18/2019	6/7/2022	1,971,963	1,971,963	1,968,019	6.7%
						4,186,249	4,153,288	4,126,948	14.1%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L + 12.00%	6.62% Cash/ 8.00% PIK		5/2/2019	11/2/2022	900,000	891,172	895,050	3.1%
Vice Group Holding Inc. (Delayed Draw) (i) (k)	L + 9.00%	11.62%		5/2/2019	11/2/2022	300,000	—	—	0.0%
Vice Group Holding Inc. (Delayed Draw) (i) (k)	L + 9.00%	11.62%		5/2/2019	11/2/2022	300,000	—	—	0.0%
						1,500,000	891,172	895,050	3.1%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L + 6.25%	8.69%		2/28/2019	2/28/2024	1,000,000	981,347	1,003,000	3.4%
Crownpeak Technology, Inc. (Delayed Draw) (i) (k)	L + 6.25%	8.69%		2/28/2019	2/28/2024	83,333	—	—	0.0%
Crownpeak Technology, Inc. (Revolver) (k)	L + 6.25%	8.69%		2/28/2019	2/28/2024	41,667	—	—	0.0%
						1,125,000	981,347	1,003,000	3.4%
Services: Business
Arcserve (USA) LLC (g)	L + 6.00%	8.52%		5/1/2019	5/1/2024	1,500,000	1,470,550	1,500,000	5.1%
Arcserve (USA) LLC (Revolver) (k)	L + 6.00%	8.52%		5/1/2019	5/1/2024	192,308	—	—	0.0%
Certify, Inc. (g)	L + 5.75%	8.15%		2/28/2019	2/28/2024	1,000,000	985,613	991,500	3.4%
Certify, Inc. (Delayed Draw) (i) (k)	L + 5.75%	8.15%		2/28/2019	2/28/2024	136,364	22,727	22,534	0.1%
Certify, Inc. (Revolver) (k)	L + 5.75%	8.15%		2/28/2019	2/28/2024	45,454	—	—	0.0%
Kaseya Traverse Inc. (g)	L + 6.50%	7.94% Cash/ 1.00% PIK		5/3/2019	5/2/2025	2,502,153	2,453,049	2,515,915	8.6%
Kaseya Traverse Inc. (Delayed Draw) (i) (k)	L + 5.50%	7.94%		5/3/2019	5/2/2025	301,205	—	—	0.0%
Kaseya Traverse Inc. (Revolver) (k)	L + 6.50%	8.94%		5/3/2019	5/2/2025	210,843	—	—	0.0%
						5,888,327	4,931,939	5,029,949	17.2%
Total Senior Secured Loans						41,565,072	38,064,590	38,234,949	131.0%

Unitranche Secured Loans (m)
High Tech Industries
Education Software Intermediate, LLC (g)	L + 5.85%	8.26%		3/1/2019	8/8/2022	995,589	981,337	992,602	3.4%
						995,589	981,337	992,602	3.4%
Services: Consumer
QuoteLab, LLC (g)	L + 4.85%	7.25%		2/26/2019	2/26/2025	1,000,000	983,209	1,000,500	3.4%
						1,000,000	983,209	1,000,500	3.4%
Total Unitranche Secured Loans						1,995,589	1,964,546	1,993,102	6.8%

TOTAL INVESTMENTS							$40,029,136	$40,228,051	137.8%

Cash and cash equivalents
Cash	n/a	n/a		n/a	n/a	—	$842,901	$842,901	2.9%
U.S. Treasury Bill	n/a	2.07	%(n)	6/28/2019	9/19/2019	2,009,000	1,999,937	1,999,937	6.9%
Total cash and cash equivalents						2,009,000	$2,842,838	$2,842,838	9.8%

TOTAL INVESTMENTS AND CASH AND CASH EQUIVALENTS							$42,871,974	$43,070,889	147.6%

(a) All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.

(b) All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company.

(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR interest rate floor, or rate cap.

(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2019 represented 137.8% of the Company’s net assets or 91.0% of the Company’s total assets, are subject to legal restrictions on sales.

(e) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(f) Percentages are based on net assets of $29,192,302 as of June 30, 2019.

(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).

(h) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, non-qualifying assets totaled 8.5% of the Company’s total assets.

(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(j) This is an international company.

(k) All or a portion of this commitment was unfunded at June 30, 2019. As such, interest is earned only on the funded portion of this commitment.

(l) Investment position or portion thereof was unsettled as of June 30, 2019.

(m) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(n) Rate represents yield to maturity of U.S. Treasury Bill.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Principal Business

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation formed on May 30, 2018 to act as an externally managed, closed-end, non-diversified investment company. The Company is conducting a best efforts, continuous private offering (the “Private Offering”) of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”). At each closing, an investor will purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. The Company had no substantive operating activities prior to January 15, 2019, the date of the initial closing of its Private Offering. The Company commenced its loan origination and investment activities contemporaneously with the initial closing of the Private Offering. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. On January 14, 2019, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2019 and intends to qualify annually thereafter.

On June 27, 2018, the Company issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to Monroe Capital Management Advisors, LLC (“MC Management”), an affiliate of Monroe Capital BDC Advisors, LLC (“MC Advisors”), the Company’s investment adviser. The sale of the Company’s common stock was approved by the unanimous consent of the Company’s Board of Directors (the “Board”) at the time. On January 15, 2019, the Company completed the initial closing of its Private Offering and commenced principal operations. See Note 8 for additional information on the Company’s share activity.

On March 12, 2019, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”), for purposes of entering into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. See Note 6 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 —  Financial Services — Investment Companies (“ASC Topic 946”). The Company’s fiscal year ends on December 31.

As the Company commenced principal operations on January 15, 2019 and had no net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2018, comparative consolidated statements of operations, consolidated statements of changes in net assets and consolidated statement of cash flows are not presented.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly owned subsidiary, the SPV, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The Company did not record dividend income during the three and six months ended June 30, 2019.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

 Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $554,073 and zero as of June 30, 2019 and December 31, 2018, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2019 totaled $458,128 and $603,027, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

Three months ended June 30, 2019
Interest income	$586,381
Payment-in-kind interest income	2,153
Fee income	14,613
Prepayment gain (loss)	1,542
Accretion of discounts and amortization of premium	13,044
Total investment income	$617,733

Six months ended June 30, 2019
Interest income	$687,679
Payment-in-kind interest income	2,153
Fee income	14,613
Prepayment gain (loss)	1,602
Accretion of discounts and amortization of premium	16,163
Total investment income	$722,210

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) in the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s Board through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) in the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The Company had no investments on non-accrual status at June 30, 2019 and December 31, 2018.

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

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to the originations of new investments, the repayment of outstanding debt under the revolving credit facility and the related payment of interest expense and the quarterly release of earnings to the Company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2019 and December 31, 2018, the Company had unamortized deferred financing costs of $291,338 and zero, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities, unless there are no outstanding borrowings, in which case the unamortized deferred financing costs are presented as an asset. These amounts are amortized and included in interest and other debt financing expenses in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2019 was $85,957 and $103,431, respectively.

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

As of June 30, 2019, MC Management has incurred organizational and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of June 30, 2019, no such costs have been recorded by the Company.

Income Taxes

On January 14, 2019, the Company elected to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2019 and intends to qualify annually thereafter as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Company recorded no accrual for excise taxes for the three and six months ended June 30, 2019.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2019. The 2018 tax year remains subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2019, except as disclosed in Note 11.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2019
Amortized Cost:
Senior secured loans	$38,064,590	95.1%
Unitranche secured loans	1,964,546	4.9
Total	$40,029,136	100.0%

	June 30, 2019
Fair Value:
Senior secured loans	$38,234,949	95.0%
Unitranche secured loans	1,993,102	5.0
Total	$40,228,051	100.0%

There were no investments outstanding as of December 31, 2018.

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2019
Amortized Cost:
International	$1,975,278	4.9%
Midwest	3,455,688	8.6
Northeast	9,329,246	23.3
Southeast	8,043,068	20.1
Southwest	1,982,319	5.0
West	15,243,537	38.1
Total	$40,029,136	100.0%

	June 30, 2019
Fair Value:
International	$1,965,063	4.9%
Midwest	3,500,985	8.7
Northeast	9,394,773	23.4
Southeast	8,043,386	20.0
Southwest	2,001,000	4.9
West	15,322,844	38.1
Total	$40,228,051	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2019
Amortized Cost:
Aerospace & Defense	$1,691,636	4.2%
Automotive	3,894,476	9.7
Banking, Finance, Insurance & Real Estate	6,175,329	15.4
Consumer Goods: Non-Durable	1,231,584	3.1
Containers, Packaging & Glass	1,985,138	5.0
Energy: Oil & Gas	1,982,319	4.9
Healthcare & Pharmaceuticals	6,191,692	15.5
High Tech Industries	4,936,007	12.3
Media: Advertising, Printing & Publishing	4,153,288	10.4
Media: Broadcasting & Subscription	891,172	2.2
Media: Diversified & Production	981,347	2.5
Services: Business	4,931,939	12.3
Services: Consumer	983,209	2.5
Total	$40,029,136	100.0%

	June 30, 2019
Fair Value:
Aerospace & Defense	$1,697,875	4.2%
Automotive	3,876,969	9.6
Banking, Finance, Insurance & Real Estate	6,205,131	15.4
Consumer Goods: Non-Durable	1,243,750	3.1
Containers, Packaging & Glass	2,000,985	5.0
Energy: Oil & Gas	2,001,000	5.0
Healthcare & Pharmaceuticals	6,136,875	15.3
High Tech Industries	5,010,019	12.4
Media: Advertising, Printing & Publishing	4,126,948	10.3
Media: Broadcasting & Subscription	895,050	2.2
Media: Diversified & Production	1,003,000	2.5
Services: Business	5,029,949	12.5
Services: Consumer	1,000,500	2.5
Total	$40,228,051	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of June 30, 2019 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The accompanying consolidated schedule of investments held by the Company consists primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

 Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, and cash equivalents as of June 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$38,234,949	$38,234,949
Unitranche secured loans	—	—	1,993,102	1,993,102
Total investments	—	—	40,228,051	40,228,051
Cash equivalents	1,999,937	—	—	1,999,937
Total investments and cash equivalents	$1,999,937	$—	$40,228,051	$42,227,988

There were no investments outstanding as of December 31, 2018.

Senior secured loans and unitranche secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged from 6.15% to 14.62% at June 30, 2019. The maturity dates on the loans outstanding at June 30, 2019 range between April 2022 and May 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Total investments
Balance as of March 31, 2019	$9,047,331	$—	$9,047,331
Net change in unrealized gain (loss)	60,809	11,712	72,521
Purchases of investments and other adjustments to cost (1)	31,266,897	1,292	31,268,189
Proceeds from principal payments and sales of investments (2)	(158,017)	(2,481)	(160,498)
Net realized gain (loss) on investments	508	—	508
Reclassifications (3)	(1,982,579)	1,982,579	—
Balance as of June 30, 2019	$38,234,949	$1,993,102	$40,228,051

	Investments
	Senior secured loans	Unitranche secured loans	Total investments
Balance as of December 31, 2018	$—	$—	$—
Net change in unrealized gain (loss)	187,203	11,712	198,915
Purchases of investments and other adjustments to cost (1)	40,192,794	1,292	40,194,086
Proceeds from principal payments and sales of investments (2)	(162,977)	(2,481)	(165,458)
Net realized gain (loss) on investments	508	—	508
Reclassifications (3)	(1,982,579)	1,982,579	—
Balance as of June 30, 2019	$38,234,949	$1,993,102	$40,228,051

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) included in the consolidated statements of operations for the three and six months ended June 30, 2019, attributable to Level 3 investments still held at June 30, 2019, was $72,521 and $198,915, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2019 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$13,536,117	Discounted cash flow	EBITDA multiples	7.2	x	8.3	x	13.9	x
			Market yields	8.4%		7.0%		10.7%
Senior secured loans	7,236,619	Discounted cash flow	Revenue multiples	7.1	x	2.4	x	10.0	x
			Market yields	9.0%		8.0%		11.5%
Unitranche secured loans	1,000,500	Discounted cash flow	Revenue multiples	1.3	x	1.3	x	1.3	x
			Market yields	7.8%		7.8%		7.8%
Unitranche secured loans	992,602	Discounted cash flow	EBITDA multiples	9.5	x	9.5	x	9.5	x
			Market yields	10.3%		10.3%		10.3%
Total Level 3 Assets (1)	$22,765,838

(1)	Excludes loans of $17,462,213 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value.

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2019, acquired $2,009,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing base management fees payable to MC Advisors, all of which were waived by MC Advisors. Base management fees for the three and six months ended June 30, 2019 were $119,205 and $166,578 respectively, and MC Advisors elected to voluntarily waive the entire base management fee.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement between the Company and MC Management (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. MC Advisors is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.

Pre-incentive fee net investment income does not include any realized capital gains or losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses.

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

While the Investment Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

The composition of the Company’s incentive fees was as follows:

Three months ended June 30, 2019
Part one incentive fees (1)	$—
Part two incentive fees (2)	29,913
Total incentive fees	$29,913

Six months ended June 30, 2019
Part one incentive fees (1)	$—
Part two incentive fees (2)	29,913
Total incentive fees	$29,913

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss). During the three and six months ended June 30, 2019, we accrued capital gains incentive fees of $29,913 based on the performance of our portfolio, $76 of which was payable to MC Advisors as a result of realized gains. The remaining $29,837 was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2019, the Company incurred $183,544 and $334,636 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $54,918 and $101,940 respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2019 and December 31, 2018, $54,918 and zero, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

MC Management agreed to reimburse the Company for administrative expenses (not to include management fees or leverage facility expenses) incurred by the Company for the three and six months ended June 30, 2019. Accordingly, the Company has recorded a receivable from MC Management for $322,613 (including the $54,918 of MC Management overhead and salary allocation discussed above) on the consolidated statements of assets and liabilities and a contra expense for $203,544 and $369,636 on the consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

The Company has entered into a license agreement on December 5, 2018 with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name or logo.

Note 6. Borrowings

In connection with the Company’s organization, the Board and MC Management, the Company’s initial stockholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding (including pending asset purchases included in due to broker and payable for unsettled trades on the consolidated statements of assets and liabilities) was 311.0% and 0.0%, respectively.

On March 12, 2019, the Company entered into the Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On June 7, 2019, the Company entered into an amendment (the “Credit Facility Amendment”) to the Revolving Credit and Security Agreement (the “Revolving Security Agreement”). The Credit Facility Amendment amended the Revolving Security Agreement to increase the size of the current revolver commitments under the Credit Facility to $50,000,000 from $25,000,000 pursuant to the accordion feature and to expand the definition of “eligible loans” to include covenant lite loans.

 The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 60.0% of the principal balance of its portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $37,474,288 and these investments are identified on the consolidated schedule of investments. As June 30, 2019, the Company had outstanding borrowings under the Credit Facility of $11,700,000.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of June 30, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 5.4%.

During the three and six months ended June 30, 2019, the Company incurred financing costs of $75,000 and $394,769, respectively, in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

The composition of the Company’s interest and other debt financing expenses and average outstanding balance were as follows:

Three months ended June 30, 2019
Interest expense	$49,730
Unused commitment fees	24,750
Amortization of deferred financing costs	85,957
Total interest and other debt financing expenses	$160,437
Average debt outstanding	$3,618,681

Six months ended June 30, 2019
Interest expense	$49,730
Unused commitment fees	29,611
Amortization of deferred financing costs	103,431
Total interest and other debt financing expenses	$182,772
Average debt outstanding	$1,971,856

Note 7. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Distribution Declared	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (1)
Six months ended June 30, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208,536	$123,234	8,530	$85,302
June 20, 2019	June 21, 2019	August 20, 2019	0.17	500,412	—	—	—
Total distributions declared			$0.37	$708,948	$123,234	8,530	$85,302

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP will be issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net increase in net assets resulting from operations per share earned by the Company as determined in accordance with U.S. GAAP.

Note 8. Stock Issuances

As of June 30, 2019, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share. Prior to electing to be regulated as a BDC, the Company issued 100 shares to MC Management at $10.00 per share for proceeds of $1,000. On January 15, 2019, the Company issued 1,017,500 shares of common stock in a private offering at $10.00 per share for proceeds of $10,175,000. On April 2, 2019, the Company issued 1,596,600 shares of common stock at $10.00 per share for proceeds of $15,966,000. On April 4, 2019, the Company issued 275,500 shares of common stock at $10.00 per share for proceeds of $2,755,000. On April 8, 2019, the Company issued 21,000 shares of common stock at $10.00 per share for proceeds of $210,000.

Note 9. Commitments and Contingencies

As of June 30, 2019, MC Management had incurred organization and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay on the Company’s behalf up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of June 30, 2019, no such costs have been recorded by the Company.

Commitments: As of June 30, 2019 and December 31, 2018, the Company had $2,977,452 and zero, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of June 30, 2019.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2019:

June 30, 2019
Per share data:
Net asset value at beginning of period	$10.00
Net investment income (loss) (1)	0.27
Net gain (loss) (1)	0.11
Net increase (decrease) in net assets from operations (1)	0.38
Stockholder distributions declared (2)	(0.37)
Other (3)	(0.01)
Net asset value at end of period	$10.00
Net assets at end of period	$29,192,302
Shares outstanding at end of period	2,919,230
Total return based on average net asset value (4)	5.40%
Ratio/Supplemental data:
Ratio of expenses to average net assets without waiver and expense reimbursement (5)	12.20%
Ratio of expenses to average net assets with waiver and expense reimbursement (5) (6)	3.27%
Ratio of net investment income (loss) to average net assets without waiver and expense reimbursement (5)	(0.17)%
Ratio of net investment income (loss) to average net assets with waiver and expense reimbursement (5) (6)	8.76%
Portfolio turnover (7)	1.01%

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2019.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	Includes interest expense and incentive fees which are not subject to reimbursement.
(7)	Ratio is not annualized.

Note 11. Subsequent Events

The Company has evaluated subsequent events through August 13, 2019, the date on which the consolidated financial statements were issued.

On July 1, 2019, the Company issued 2,384,300 shares of common stock at $10.00 per share for proceeds of $23,843,000 in the Private Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2019. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

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

We are conducting a best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the 1933 Act (a “Private Offering”). At each closing an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of the Private Offering on January 15, 2019.

On June 27, 2018, we issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management, an affiliate of MC Advisors, our investment adviser. The sale of our common stock was approved by the unanimous consent of our Board of Directors (the “Board”) at the time. On January 15, 2019, we issued 1,017,500 shares of our common stock pursuant to the Private Offering and received proceeds of $10,175,000. On April 2, 2019, we issued 1,596,600 shares of common stock at $10.00 per share for proceeds of $15,966,000. On April 4, 2019, we issued 275,500 shares of common stock at $10.00 per share for proceeds of $2,755,000. On April 8, 2019, we issued 21,000 shares of common stock at $10.00 per share for proceeds of $210,000.

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations (“CLO”) facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets.

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

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

Expenses

Our primary operating expenses include the payment of base management and incentive fees to MC Advisors under the investment advisory agreement entered into on December 5, 2018 (the “Investment Advisory Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement entered into on December 5, 2018 (the “Administration Agreement”) and other operating costs. See Note 5 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory Agreement and Administration Agreement. Our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments within net change in unrealized gain (loss) in the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended June 30, 2019, we invested $31,230,265 in 17 new portfolio companies and $22,727 in one existing portfolio company and had $160,498 in aggregate amount of sales and principal repayments, resulting in net investments of $31,092,494 for the period.

During the six months ended June 30, 2019, we invested $40,175,770 in 24 new portfolio companies and had $165,458 in aggregate amount of sales and principal repayments, resulting in net investments of $40,010,312 for the period.

The following table shows portfolio yield by security type:

	June 30, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.1%	8.1%
Unitranche secured loans	7.8	9.0
Total	8.1%	8.2%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments at the period end contractual coupon rate for each investment by (b) the par value of our debt investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments at the period end effective rate for each investment by (b) the par value of our debt investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

There were no investments outstanding as of December 31, 2018.

The following table shows the composition of our investment portfolio:

	June 30, 2019
Fair Value:
Senior secured loans	$38,234,949	95.0%
Unitranche secured loans	1,993,102	5.0
Total	$40,228,051	100.0%

The following table shows the portfolio composition by industry:

	June 30, 2019
Fair Value:
Aerospace & Defense	$1,697,875	4.2%
Automotive	3,876,969	9.6
Banking, Finance, Insurance & Real Estate	6,205,131	15.4
Consumer Goods: Non-Durable	1,243,750	3.1
Containers, Packaging & Glass	2,000,985	5.0
Energy: Oil & Gas	2,001,000	5.0
Healthcare & Pharmaceuticals	6,136,875	15.3
High Tech Industries	5,010,019	12.4
Media: Advertising, Printing & Publishing	4,126,948	10.3
Media: Broadcasting & Subscription	895,050	2.2
Media: Diversified & Production	1,003,000	2.5
Services: Business	5,029,949	12.5
Services: Consumer	1,000,500	2.5
Total	$40,228,051	100.0%

Portfolio Asset Quality

MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. The MC Advisors’ monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts will monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors will update our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. A definition of the rating system follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2019:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	40,228,051	100.0
3	—	—
4	—	—
5	—	—
Total	$40,228,051	100.0%

Results of Operations

We are a newly-formed entity that commenced our principal operations on January 15, 2019.  Since we commenced principal operations on January 15, 2019, we therefore have no prior periods with which to compare our operating results.

Operating results were as follows:

Three months ended June 30, 2019
Total investment income	$617,733
Total expenses, net of base management fee waiver and expense reimbursement	190,350
Net investment income	427,383
Net realized gain (loss) on investments	508
Net change in unrealized gain (loss) on investments	72,521
Net gain (loss)	73,029
Net increase (decrease) in net assets resulting from operations	$500,412

Six months ended June 30, 2019
Total investment income	$722,210
Total expenses, net of base management fee waiver and expense reimbursement	212,685
Net investment income	509,525
Net realized gain (loss) on investments	508
Net change in unrealized gain (loss) on investments	198,915
Net gain (loss)	199,423
Net increase (decrease) in net assets resulting from operations	$708,948

Investment Income

The composition of our investment income was as follows:

Three months ended June 30, 2019
Interest income	$586,381
Payment-in-kind interest income	2,153
Fee income	14,613
Prepayment gain (loss)	1,542
Accretion of discounts and amortization of premium	13,044
Total investment income	$617,733

Six months ended June 30, 2019
Interest income	$687,679
Payment-in-kind interest income	2,153
Fee income	14,613
Prepayment gain (loss)	1,602
Accretion of discounts and amortization of premium	16,163
Total investment income	$722,210

Operating Expenses

The composition of our operating expenses was as follows:

Three months ended June 30, 2019
Interest and other debt financing expenses	$160,437
Base management fees	119,205
Incentive fees	29,913
Professional fees	58,264
Administrative service fees	54,918
General and administrative expenses	70,362
Directors’ fees	20,000
Expenses before base management fee waiver and expense reimbursement	513,099
Base management fee waiver	(119,205)
Expense reimbursement	(203,544)
Total expenses, net of base management fee waiver and expense reimbursement	$190,350

Six months ended June 30, 2019
Interest and other debt financing expenses	$182,772
Base management fees	166,578
Incentive fees	29,913
Professional fees	118,361
Administrative service fees	101,940
General and administrative expenses	114,335
Directors’ fees	35,000
Expenses before base management fee waiver and expense reimbursement	748,899
Base management fee waiver	(166,578)
Expense reimbursement	(369,636)
Total expenses, net of base management fee waiver and expense reimbursement	$212,685

In order to meet the diversification tests required to qualify for tax treatment as a RIC, we acquired $2,009,000 in face value of short-term U.S. Treasury Bills on June 28, 2019. This transaction had the effect of increasing management fees payable to MC Advisors, all of which were waived by MC Advisors. Base management fees for the three and six months ended June 30, 2019 were $119,205 and $166,578, respectively, and MC Advisors elected to voluntarily waive the entire base management fee.

MC Management agreed to reimburse us for administrative expenses (not to include base management fees or leverage facility expenses) incurred by us for the three and six months ended June 30, 2019. Accordingly, these reimbursements totaled $203,544 and $369,636, respectively, for the three and six months ended June 30, 2019.

The composition of the Company’s interest and other debt financing expenses and average outstanding balance were as follows:

Three months ended June 30, 2019
Interest expense	$49,730
Unused commitment fees	24,750
Amortization of deferred financing costs	85,957
Total interest and other debt financing expenses	$160,437
Average debt outstanding	$3,618,681

Six months ended June 30, 2019
Interest expense	$49,730
Unused commitment fees	29,611
Amortization of deferred financing costs	103,431
Total interest and other debt financing expenses	$182,772
Average debt outstanding	$1,971,856

Net Realized Gain (Loss)

During the three and six months ended June 30, 2019, we had sales of investments of $508 and $508, respectively, resulting in $508 and $508 of net realized gain (loss), respectively.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2019, our investments had $72,521 and $198,915 respectively, of net change in unrealized gain (loss). The net change in unrealized gain (loss) may include both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2019, the net increase in net assets from operations was $500,412 and $708,948 respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2019, our per share net increase in net assets resulting from operations was $0.17 and $0.38, respectively.

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

As of June 30, 2019, we had $842,901 in cash, $635,270 in cash at the SPV, and $11,700,000 debt outstanding on our revolving credit facility. We had $38,300,000 available for borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash flows

For the six months ended June 30, 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $3,477,108. For the six months ended June 30, 2019, operating activities used $36,810,889, primarily as a result of purchases of portfolio investments. For the six months ended June 30, 2019, we generated $40,287,997 from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility.

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

In connection with our organization, the Board and MC Management, our initial stockholder, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act. As a result of this approval, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding (including pending asset purchases included in Due to broker on the accompanying consolidated statements of assets and liabilities) was 311.0% and 0.0%, respectively.

Borrowings

On March 12, 2019, we entered into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. On June 7, 2019, we entered into an amendment (the “Credit Facility Amendment”) to the Revolving Credit and Security Agreement (the “Revolving Security Agreement”). The Credit Facility Amendment amended the Revolving Security Agreement to increase the size of the current revolver commitments under the Credit Facility to $50,000,000 from $25,000,000 pursuant to the accordion feature and to expand the definition of “eligible loans” to include covenant lite loans.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 60.0% of the principal balance of our portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $37,474,288 and these investments are identified on the accompanying consolidated schedule of investments. As of June 30, 2019, we had outstanding borrowings under the Credit Facility of $11,700,000.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of June 30, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 5.4%.

During the three and six months ended June 30, 2019, we incurred financing costs of $75,000 and $394,769, respectively, in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2019 totaled $500,412 ($0.17 per share) and $708,948 ($0.37 per share), respectively.

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

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 5 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2019, and December 31, 2018, we had outstanding commitments to fund investments totaling $2,977,452 and zero, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Market Trends

We have identified the following trends that may affect our business:

Target Market: We believe that small and middle-market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements: We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital: We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources, such as us.

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

Recent Developments

The Company has evaluated subsequent events through August 13, 2019, the date on which the consolidated financial statements were issued.

On July 1, 2019, the Company issued 2,384,300 shares of common stock at $10.00 per share for proceeds of $23,843,000 in the Private Offering.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from LLC and LP investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The Board generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We measure realized gains or losses by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. All fluctuations in fair value are included in net change in unrealized gain (loss) in our consolidated statements of operations.

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Agreement). This fee equals 15% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the Investment Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

During the three and six months ended June 30, 2019, we accrued capital gains incentive fees of $29,913 based on the performance of our portfolio, $76 of which was payable to MC Advisors as a result of realized gains. The remaining $29,837 was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

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

As of June 30, 2019, MC Management has incurred organization and offering costs of approximately $418,925 on our behalf. MC Management has agreed to absorb and pay on our behalf up to $425,000 for organization and offering costs. If the expenses incurred by us are greater than $425,000, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of June 30, 2019, we have not recorded any such costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. In addition, our Credit Facility has a floating interest rate provision and other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(101,458)	$(29,250)	$(72,208)
Up 100 basis points	392,567	117,000	275,567
Up 200 basis points	798,399	234,000	564,399
Up 300 basis points	1,204,231	351,000	853,231

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Leverage is generally considered a speculative investment technique and may increase the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, you will experience increased risks of investing in our common stock.

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

We may invest portions of our portfolio in the technology industry. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operate in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

We may be subject to risks associated with our investments in the healthcare industry.

Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

Portfolio companies in the healthcare information and services industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the business services industry.

Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in the insurance industry.

We may invest portions of our portfolio in the insurance industry. The insurance business has historically been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often offset over time by an increasing supply of insurance capacity in the form of capital provided by new entrants and existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities for our portfolio companies to underwrite insurance risks. Any of these factors could in turn, materially adversely affect our business, financial condition and results of operations.

We may be subject to risks associated with our investments in the finance industry.

We may invest portions of our portfolio in the finance industry. The regulatory environment in which the finance industry operates could have a material adverse effect on business and operating results for our portfolio companies. Our portfolio companies are subject to a wide variety of laws and regulations in the jurisdictions where they operate, including supervision and licensing by numerous governmental entities. These laws and regulations can create significant constraints on operations and result in significant costs related to compliance. Failure to comply with these laws and regulations could impair the ability of a portfolio company to continue operating and result in substantial civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses, and damage to reputation, brand and valued customer relationships. Any of these factors could in turn, materially adversely affect our business, financial condition and results of operations.

We may be subject to risks associated with our investments in the media industry.

We may invest portions of our portfolio in the media industry. There are unique risks in investing in companies in the media industry and a downturn in the industry could significantly impact the aggregate returns we realize. Media companies typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, media companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In recent years, a number of internet companies have filed for bankruptcy or liquidated, and many large companies whose purchases affect the demand for products and services in the media industry have experienced financial difficulties, which may result in decreased demand for such products and services in the future. Our investments in the media industry may be risky and we could lose all or part of our investments. Any of these factors could in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2019, we issued 1,596,600 shares of common stock at $10.00 per share for proceeds of $15,966,000. On April 4, 2019, we issued 275,500 shares of common stock at $10.00 per share for proceeds of $2,755,000. On April 8, 2019, we issued 21,000 shares of common stock at $10.00 per share for proceeds of $210,000.

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the 1933 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

10.1	Amendment No. 1 to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2019	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: August 13, 2019	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation

