Form 10-Q
period 2019-09-30
Monroe Capital Income Plus Corp
filed 2019-11-12
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the registrant had 6,844,827 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $71,972,825 and $0, respectively)	$72,346,089	$—
Cash and cash equivalents	1,008,052	1,000
Restricted cash	1,407,690	—
Interest receivable	362,557	—
Due from affiliates	427,696	—
Other assets	15,706	—
Total assets	75,567,790	1,000

LIABILITIES
Debt:
Revolving credit facility	20,200,000	—
Less: Unamortized deferred financing costs	(191,624)	—
Total debt, less unamortized deferred financing costs	20,008,376	—
Interest payable	157,540	—
Payable for unsettled trades	738,750	—
Incentive fees payable	56,765	—
Distributions payable	1,067,242	—
Accounts payable and accrued expenses	350,842	—
Directors' fees payable	15,000	—
Total liabilities	22,394,515	—
Net assets	$53,173,275	$1,000

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,317,327 and 100 shares issued and outstanding, respectively	$5,317	$—
Capital in excess of par value	53,167,958	1,000
Accumulated undistributed (overdistributed) earnings	—	—
Total net assets	$53,173,275	$1,000

Net asset value per share	$10.00	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended	Nine months ended
	September 30, 2019
Investment income:
Interest income	$1,289,163	$2,011,373
Total investment income	1,289,163	2,011,373

Operating expenses:
Interest and other debt financing expenses	273,015	455,787
Base management fees	226,415	392,993
Incentive fees	145,462	175,375
Professional fees	131,564	249,925
Administrative service fees	60,665	162,605
General and administrative expenses	53,835	168,170
Directors' fees	15,000	50,000
Expenses before fee waivers and expense reimbursement	905,956	1,654,855
Base management fee waiver	(226,415)	(392,993)
Incentive fee waiver	(118,610)	(118,610)
Expense reimbursement	(160,000)	(529,636)
Total expenses, net of fee waivers and expense reimbursement	400,931	613,616
Net investment income	888,232	1,397,757

Net gain (loss):
Net realized gain (loss) on investments	4,661	5,169
Net change in unrealized gain (loss) on investments	174,349	373,264
Net gain (loss)	179,010	378,433

Net increase (decrease) in net assets resulting from operations	$1,067,242	$1,776,190

Per common share data:
Net investment income per share - basic and diluted	$0.17	$0.46
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.20	$0.59
Weighted average common shares outstanding - basic and diluted	5,283,763	3,015,497

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at June 30, 2019	2,919,230	$2,919	$29,189,383	$—	$29,192,302
Net investment income	—	—	—	888,232	888,232
Net realized gain (loss)	—	—	—	4,661	4,661
Net change in unrealized gain (loss)	—	—	—	174,349	174,349
Issuance of common stock	2,384,300	2,384	23,840,616	—	23,843,000
Distributions declared and payable to stockholders	—	—	—	(1,067,242)	(1,067,242)
Stock issued in connection with dividend reinvestment plan	13,797	14	137,959	—	137,973
Balances at September 30, 2019	5,317,327	$5,317	$53,167,958	$—	$53,173,275

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2018	100	$—	$1,000	$—	$1,000
Net investment income	—	—	—	1,397,757	1,397,757
Net realized gain (loss)	—	—	—	5,169	5,169
Net change in unrealized gain (loss)	—	—	—	373,264	373,264
Issuance of common stock	5,294,900	5,295	52,943,705	—	52,949,000
Distributions declared and payable to stockholders	—	—	—	(1,776,190)	(1,776,190)
Stock issued in connection with dividend reinvestment plan	22,327	22	223,253	—	223,275
Balances at September 30, 2019	5,317,327	$5,317	$53,167,958	$—	$53,173,275

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Nine months ended September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,776,190
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(5,169)
Net change in unrealized (gain) loss on investments	(373,264)
Payment-in-kind interest income	(22,638)
Net accretion of discounts and amortization of premiums	(44,467)
Proceeds from principal payments and sale of investments	4,240,516
Purchases of investments	(76,141,067)
Amortization of deferred financing costs	210,765
Changes in operating assets and liabilities:
Interest receivable	(362,557)
Due from affiliates	(427,696)
Other assets	(15,706)
Interest payable	157,540
Payable for unsettled trades	738,750
Incentive fees payable	56,765
Accounts payable and accrued expenses	350,842
Directors' fees payable	15,000
Net cash provided by (used in) operating activities	(69,846,196)

Cash flows from financing activities:
Borrowings on revolving credit facility	34,400,000
Repayments of revolving credit facility	(14,200,000)
Payments of deferred financing costs	(402,389)
Proceeds from issuance of common shares	52,949,000
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $223,275	(485,673)
Net cash provided by (used in) financing activities	72,260,938

Net increase (decrease) in Cash and cash equivalents and Restricted cash	2,414,742
Cash, Cash equivalents and Restricted cash, beginning of period	1,000
Cash, Cash equivalents and Restricted cash, end of period	$2,415,742

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$87,482

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,008,052	$1,000
Restricted cash	1,407,690	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$2,415,742	$1,000

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2019

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L + 4.25%	6.29%	5/2/2019	5/8/2026	1,695,750	$1,687,655	$1,653,356	3.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L + 6.00%	8.28%	7/25/2019	7/25/2025	2,000,000	1,960,705	2,009,700	3.8%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L + 6.00%	8.28%	7/25/2019	7/25/2024	316,205	79,051	79,051	0.1%
					4,011,955	3,727,411	3,742,107	7.0%
Automotive
Rough Country, LLC (g)	L + 3.75%	5.79%	4/17/2019	5/25/2023	1,430,086	1,425,634	1,419,360	2.7%
Wheel Pros, LLC (g)	L + 4.75%	6.79%	5/13/2019	4/4/2025	2,487,461	2,463,391	2,452,226	4.6%
					3,917,547	3,889,025	3,871,586	7.3%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (i) (j)	L + 8.50%	10.54%	4/15/2019	4/14/2023	1,801,254	1,780,864	1,812,962	3.4%
Avison Young (USA) Inc. (g) (j) (k)	L + 5.00%	7.10%	4/26/2019	1/30/2026	1,989,975	1,970,772	1,955,150	3.7%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L + 6.50%	8.60%	9/9/2019	9/9/2024	3,000,000	2,940,728	2,940,000	5.5%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L + 6.50%	8.60%	9/9/2019	9/9/2024	428,571	—	—	0.0%
TCP-NG (U.S.), L.L.C. (j)	L + 7.25%	9.35%	8/23/2019	8/22/2024	1,750,000	1,722,066	1,748,600	3.3%
TCP-NG (U.S.), L.L.C. (Revolver) (h) (j)	L + 7.25%	9.35%	8/23/2019	8/22/2024	105,000	—	—	0.0%
Team RMS, LLC (g)	L + 6.00%	8.04%	9/20/2019	9/20/2024	8,000,000	7,863,153	8,032,400	15.1%
Team RMS, LLC (Delayed Draw) (h) (i)	L + 6.00%	8.05%	9/20/2019	9/20/2024	366,972	73,394	73,692	0.1%
Team RMS, LLC (Revolver) (h)	L + 6.00%	8.04%	9/20/2019	9/20/2024	642,802	114,633	114,633	0.2%
					18,084,574	16,465,610	16,677,437	31.3%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L + 6.00%	8.05%	2/14/2019	12/19/2025	1,240,625	1,228,761	1,240,625	2.3%
					1,240,625	1,228,761	1,240,625	2.3%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L + 5.00%	7.05%	4/8/2019	3/17/2025	1,990,000	1,980,282	1,990,000	3.7%
					1,990,000	1,980,282	1,990,000	3.7%
Energy: Oil & Gas
BJ Services, LLC (g)	L + 7.00%	9.10%	1/28/2019	1/3/2023	1,950,000	1,933,495	1,948,635	3.7%
					1,950,000	1,933,495	1,948,635	3.7%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L + 5.25%	7.29%	4/8/2019	4/8/2024	1,745,625	1,713,209	1,745,625	3.3%
Apotheco, LLC (Delayed Draw) (h) (i)	L + 5.25%	7.29%	4/8/2019	4/8/2024	823,529	—	—	0.0%
Apotheco, LLC (Revolver) (h)	L + 5.25%	7.29%	4/8/2019	4/8/2024	454,545	79,545	79,545	0.1%
ERC Finance, LLC (g)	L + 4.50%	6.54%	4/23/2019	9/20/2024	1,989,851	1,956,902	1,940,105	3.7%
nThrive, Inc. (g)	L + 4.50%	6.54%	5/3/2019	10/20/2022	2,487,147	2,432,366	2,271,598	4.3%
QF Holdings, Inc. (g)	L + 7.00%	9.15%	9/19/2019	9/19/2024	4,550,000	4,459,561	4,459,000	8.4%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L + 7.00%	9.15%	9/19/2019	9/19/2024	910,000	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L + 7.00%	9.15%	9/19/2019	9/19/2024	546,000	—	—	0.0%
WebPT, Inc. (g)	L + 6.75%	8.89%	8/28/2019	8/28/2024	5,000,000	4,901,169	4,900,000	9.2%
WebPT, Inc. (Delayed Draw) (h) (i)	L + 6.75%	8.89%	8/28/2019	8/28/2024	625,000	—	—	0.0%
WebPT, Inc. (Revolver) (h)	L + 6.75%	8.89%	8/28/2019	8/28/2024	520,833	—	—	0.0%
					19,652,530	15,542,752	15,395,873	29.0%
High Tech Industries
Gigamon, Inc. (g)	L + 4.25%	6.29%	4/26/2019	12/27/2024	1,492,405	1,439,594	1,451,364	2.7%
Mindbody, Inc. (g)	L + 7.00%	9.06%	2/15/2019	2/14/2025	1,809,524	1,775,611	1,808,619	3.4%
Mindbody, Inc. (Revolver) (h)	L + 7.00%	9.06%	2/15/2019	2/14/2025	190,476	—	—	0.0%
Recorded Future, Inc. (g)	L + 6.75%	8.79%	7/3/2019	7/3/2025	3,666,667	3,594,726	3,665,933	6.9%
Recorded Future, Inc (Delayed Draw) (h) (i)	L + 6.75%	8.79%	7/3/2019	7/3/2025	293,333	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L + 6.75%	8.79%	7/3/2019	7/3/2025	440,000	—	—	0.0%
Transact Holdings Inc. (g) (l)	L + 4.75%	7.01%	4/18/2019	4/30/2026	750,000	738,750	746,250	1.4%
					8,642,405	7,548,681	7,672,166	14.4%
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L + 5.00%	7.04%	5/9/2019	5/21/2026	2,208,750	2,177,049	2,111,433	4.0%
NTM Acquisition Corp. (g)	L + 6.25%	8.29%	4/18/2019	6/7/2022	1,943,925	1,943,925	1,943,925	3.7%
					4,152,675	4,120,974	4,055,358	7.7%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L + 12.00%	6.62% Cash/ 8.00% PIK	5/2/2019	11/2/2022	918,400	909,858	913,900	1.7%
Vice Group Holding Inc. (Delayed Draw) (h) (i)	L + 9.00%	11.62%	5/2/2019	11/2/2022	300,000	—	—	0.0%
Vice Group Holding Inc. (Delayed Draw) (h) (i)	L + 9.00%	11.62%	5/2/2019	11/2/2022	300,000	—	—	0.0%
					1,518,400	909,858	913,900	1.7%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L + 6.25%	8.35%	2/28/2019	2/28/2024	1,000,000	982,015	1,007,300	1.9%
Crownpeak Technology, Inc. (Delayed Draw) (h) (i)	L + 6.25%	8.37%	2/28/2019	2/28/2024	83,333	15,000	15,110	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L + 6.25%	8.37%	2/28/2019	2/28/2024	41,667	—	—	0.0%
Picture Heads Midco LLC (g)	L + 6.75%	8.79%	8/26/2019	8/31/2023	2,000,000	1,965,598	1,971,000	3.7%
					3,125,000	2,962,613	2,993,410	5.6%
Services: Business
Arcserve (USA) LLC (g)	L + 6.00%	8.12%	5/1/2019	5/1/2024	1,435,417	1,408,194	1,437,498	2.7%
Certify, Inc. (g)	L + 5.75%	7.79%	2/28/2019	2/28/2024	1,000,000	986,078	991,200	1.9%
Certify, Inc. (Delayed Draw) (h) (i)	L + 5.75%	7.79%	2/28/2019	2/28/2024	136,364	45,455	45,055	0.1%
Certify, Inc. (Revolver) (h)	L + 5.75%	7.79%	2/28/2019	2/28/2024	45,455	—	—	0.0%
HS4 Acquistionco, Inc. (g)	L + 6.75%	8.85%	7/9/2019	7/9/2025	4,000,000	3,921,733	3,996,000	7.5%
HS4 Acquistionco, Inc. (Revolver) (h)	L + 6.75%	8.85%	7/9/2019	7/9/2025	325,196	—	—	0.0%
Kaseya Traverse Inc. (g)	L + 6.50%	7.72% Cash/ 1.00% PIK	5/3/2019	5/2/2025	2,504,238	2,456,330	2,494,972	4.7%
Kaseya Traverse Inc. (Delayed Draw) (h) (i)	L + 6.50%	7.69% Cash/ 1.00% PIK	5/3/2019	5/2/2025	301,205	39,157	39,012	0.1%
Kaseya Traverse Inc. (Revolver) (h)	L + 7.50%	8.60%	5/3/2019	5/2/2025	210,843	60,241	60,018	0.1%
					9,958,718	8,917,188	9,063,755	17.1%
Services: Consumer
Light Wave Dental Management, LLC (g)	L + 6.00%	8.13%	8/1/2019	12/31/2023	1,487,028	1,465,340	1,484,054	2.8%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L + 6.00%	8.13%	8/1/2019	12/31/2023	320,308	—	—	0.0%
Light Wave Dental Management, LLC (Revolver) (h)	L + 6.00%	8.13%	8/1/2019	12/31/2023	128,123	—	—	0.0%
					1,935,459	1,465,340	1,484,054	2.8%
Total Senior Secured Loans					80,179,888	70,691,990	71,048,906	133.6%

Unitranche Secured Loans (m)
Services: Consumer
QuoteLab, LLC (g)	L + 4.85%	6.89%	2/26/2019	2/26/2025	1,000,000	983,652	1,000,000	1.9%
					1,000,000	983,652	1,000,000	1.9%
Total Unitranche Secured Loans					1,000,000	983,652	1,000,000	1.9%

Equity Securities (n) (o)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (257,143 class A common units)	n/a	n/a (p)	9/9/2019	n/a	—	257,143	257,143	0.5%
						257,143	257,143	0.5%
High Tech Industries
Recorded Future, Inc. (40,040 class A units) (q)	n/a	n/a (p)	7/3/2019	n/a	—	40,040	40,040	0.1%
						40,040	40,040	0.1%
Total Equity Securities						297,183	297,183	0.6%

TOTAL INVESTMENTS						$71,972,825	$72,346,089	136.1%

(a) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.

(b) All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company.

(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR interest rate floor, or rate cap.

(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2019 represented 136.1% of the Company’s net assets or 95.7% of the Company’s total assets, are subject to legal restrictions on sales.

(e) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(f) Percentages are based on net assets of $53,173,275 as of September 30, 2019.

(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).

(h) All or a portion of this commitment was unfunded at September 30, 2019. As such, interest is earned only on the funded portion of this commitment.

(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(j) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, non-qualifying assets totaled 7.3% of the Company’s total assets.

(k) This is an international company.

(l) Investment position or portion thereof unsettled as of September 30, 2019.

(m) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(n) Represents less than 5% ownership of the portfolio company’s voting securities.

(o) Ownership of certain equity investments may occur through a holding company or partnership.

(p) Represents a non-income producing security.

(q) As of September 30, 2019, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8,008.

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

As the Company commenced principal operations on January 15, 2019 and had no net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2018, comparative consolidated statements of operations, consolidated statements of changes in net assets and consolidated statement of cash flows are not presented.

As an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly owned subsidiaries, the SPV and MCIP Holding Company I, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The Company did not record dividend income during the three and nine months ended September 30, 2019.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company may not have yet collected the cash.

 Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $1,154,962 and zero as of September 30, 2019 and December 31, 2018, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2019 totaled $767,740 and $1,370,767, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

Three months ended September 30, 2019
Interest income	$1,155,574
PIK interest income	20,485
Fee income	44,849
Prepayment gain (loss)	39,951
Accretion of discounts and amortization of premium	28,304
Total investment income	$1,289,163

Nine months ended September 30, 2019
Interest income	$1,843,253
PIK interest income	22,638
Fee income	59,462
Prepayment gain (loss)	41,553
Accretion of discounts and amortization of premium	44,467
Total investment income	$2,011,373

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s Board through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The Company had no investments on non-accrual status at September 30, 2019 and December 31, 2018.

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

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to the originations of new investments, the repayment of outstanding debt under the Credit Facility and the related payment of interest expense and the quarterly release of earnings to the Company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2019 and December 31, 2018, the Company had unamortized deferred financing costs of $191,624 and zero, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities, unless there are no outstanding borrowings, in which case the unamortized deferred financing costs are presented as an asset. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2019 was $107,334 and $210,765, respectively.

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

As of September 30, 2019, MC Management has incurred organizational and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of September 30, 2019, no such costs have been recorded by the Company.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Company recorded no accrual for excise taxes for the three and nine months ended September 30, 2019.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2019. The 2018 tax year remains subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2019, except as disclosed in Note 11.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2019
Amortized Cost:
Senior secured loans	$70,691,990	98.2%
Unitranche secured loans	983,652	1.4
Equity securities	297,183	0.4
Total	$71,972,825	100.0%

	September 30, 2019
Fair Value:
Senior secured loans	$71,048,906	98.2%
Unitranche secured loans	1,000,000	1.4
Equity securities	297,183	0.4
Total	$72,346,089	100.0%

There were no investments outstanding as of December 31, 2018.

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2019
Amortized Cost:
International	$1,970,772	2.7%
Midwest	3,388,476	4.7
Northeast	12,968,002	18.0
Southeast	14,119,493	19.6
Southwest	10,756,397	14.9
West	28,769,685	40.1
Total	$71,972,825	100.0%

	September 30, 2019
Fair Value:
International	$1,955,150	2.7%
Midwest	3,427,498	4.7
Northeast	13,065,454	18.1
Southeast	14,040,976	19.4
Southwest	10,844,635	15.0
West	29,012,376	40.1
Total	$72,346,089	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2019
Amortized Cost:
Aerospace & Defense	$3,727,411	5.2%
Automotive	3,889,025	5.4
Banking, Finance, Insurance & Real Estate	16,722,753	23.2
Consumer Goods: Non-Durable	1,228,761	1.7
Containers, Packaging & Glass	1,980,282	2.8
Energy: Oil & Gas	1,933,495	2.7
Healthcare & Pharmaceuticals	15,542,752	21.6
High Tech Industries	7,588,721	10.5
Media: Advertising, Printing & Publishing	4,120,974	5.7
Media: Broadcasting & Subscription	909,858	1.3
Media: Diversified & Production	2,962,613	4.1
Services: Business	8,917,188	12.4
Services: Consumer	2,448,992	3.4
Total	$71,972,825	100.0%

	September 30, 2019
Fair Value:
Aerospace & Defense	$3,742,107	5.2%
Automotive	3,871,586	5.4
Banking, Finance, Insurance & Real Estate	16,934,580	23.4
Consumer Goods: Non-Durable	1,240,625	1.7
Containers, Packaging & Glass	1,990,000	2.8
Energy: Oil & Gas	1,948,635	2.7
Healthcare & Pharmaceuticals	15,395,873	21.3
High Tech Industries	7,712,206	10.6
Media: Advertising, Printing & Publishing	4,055,358	5.6
Media: Broadcasting & Subscription	913,900	1.3
Media: Diversified & Production	2,993,410	4.1
Services: Business	9,063,755	12.5
Services: Consumer	2,484,054	3.4
Total	$72,346,089	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of September 30, 2019 were categorized as Level 3 investments.

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

 Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of September 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$71,048,906	$71,048,906
Unitranche secured loans	—	—	1,000,000	1,000,000
Equity securities	—	—	297,183	297,183
Total investments	$—	$—	$72,346,089	$72,346,089

There were no investments outstanding as of December 31, 2018.

Senior secured and unitranche secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged from 5.79% to 14.62% at September 30, 2019. The maturity dates on the loans outstanding at September 30, 2019 range between June 2022 and May 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Equity securities	Total investments
Balance as of June 30, 2019	$38,234,949	$1,993,102	$—	$40,228,051
Net change in unrealized gain (loss)	186,558	(12,209)	—	174,349
Purchases of investments and other adjustments to cost (1)	35,715,971	932	297,183	36,014,086
Proceeds from principal payments and sales of investments (2)	(3,093,233)	(981,825)	—	(4,075,058)
Net realized gain (loss) on investments	4,661	—	—	4,661
Reclassifications (3)	—	—	—	—
Balance as of September 30, 2019	$71,048,906	$1,000,000	$297,183	$72,346,089

	Investments
	Senior secured loans	Unitranche secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$—	$—	$—	$—
Net change in unrealized gain (loss)	373,761	(497)	—	373,264
Purchases of investments and other adjustments to cost (1)	75,908,765	2,224	297,183	76,208,172
Proceeds from principal payments and sales of investments (2)	(3,256,210)	(984,306)	—	(4,240,516)
Net realized gain (loss) on investments	5,169	—	—	5,169
Reclassifications (3)	(1,982,579)	1,982,579	—	—
Balance as of September 30, 2019	$71,048,906	$1,000,000	$297,183	$72,346,089

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) included on the consolidated statements of operations for the three and nine months ended September 30, 2019, attributable to Level 3 investments still held at September 30, 2019, was $198,444 and $373,264, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2019 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$27,336,118	Discounted cash flow	Revenue multiples	7.1	x	2.4	x	11.8	x
			Market yields	8.8%		7.8%		14.7%
Senior secured loans	26,471,321	Discounted cash flow	EBITDA multiples	8.8	x	7.5	x	14.5	x
			Market yields	8.1%		6.4%		10.5%
Unitranche secured loans	1,000,000	Discounted cash flow	Revenue multiples	1.3	x	1.3	x	1.3	x
			Market yields	7.3%		7.3%		7.3%
Equity securities	297,183	Enterprise Value	Revenue multiples	5.6	x	4.6	x	11.8	x
Total Level 3 Assets (1)	$55,104,622

(1)	Excludes loans of $17,241,467 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its Credit Facility approximates fair value.

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). Base management fees for the three and nine months ended September 30, 2019 were $226,415 and $392,993 respectively, and MC Advisors elected to voluntarily waive the entire base management fee for each period.

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

The composition of the Company’s incentive fees was as follows:

Three months ended September 30, 2019
Part one incentive fees (1)	$118,610
Part two incentive fees (2)	26,852
Incentive fees, excluding the impact of the incentive fee waiver	145,462
Incentive fee waiver (3)	(118,610)
Total incentive fees, net of incentive fee waiver	$26,852

Nine months ended September 30, 2019
Part one incentive fees (1)	$118,610
Part two incentive fees (2)	56,765
Incentive fees, excluding the impact of the incentive fee waiver	175,375
Incentive fee waiver (3)	(118,610)
Total incentive fees, net of incentive fee waiver	$56,765

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss). During the three and nine months ended September 30, 2019, we accrued capital gains incentive fees of $26,852 and $56,765 based on the performance of our portfolio, $699 and $775 of which were payable to MC Advisors as a result of realized gains. The remaining $26,153 and $55,990 were based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2019, the Company incurred $246,064 and $580,700 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $60,665 and $162,605 respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2019 and December 31, 2018, $60,665 and zero, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

MC Management agreed to reimburse the Company for all administrative expenses (not to include management fees or leverage facility expenses) incurred by the Company for the six months ended June 30, 2019. Additionally, MC Management agreed to reimburse the Company for $160,000 of administrative expenses incurred by the Company for the three months ended September 30, 2019. Accordingly, the Company has recorded a receivable from MC Management for $427,696 (including the $60,665 of MC Management overhead and salary allocation discussed above) within due from affiliates on the consolidated statements of assets and liabilities and a contra expense for $160,000 and $529,636 on the consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

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

Note 6. Borrowings

In connection with the Company’s organization, the Board and MC Management, the Company’s initial stockholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 362% and 0%, respectively.

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

 The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 60% of the principal balance of its portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $67,067,328 and these investments are identified on the consolidated schedule of investments. As of September 30, 2019, the Company had outstanding borrowings under the Credit Facility of $20,200,000.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of September 30, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 5.1%.

During the three and nine months ended September 30, 2019, the Company incurred financing costs of $7,620 and $402,389, respectively, in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

The composition of the Company’s interest and other debt financing expenses and average outstanding balance were as follows:

Three months ended September 30, 2019
Interest expense	$80,450
Unused commitment fees	85,231
Amortization of deferred financing costs	107,334
Total interest and other debt financing expenses	$273,015
Average debt outstanding	$5,531,522

Nine months ended September 30, 2019
Interest expense	$130,180
Unused commitment fees	114,842
Amortization of deferred financing costs	210,765
Total interest and other debt financing expenses	$455,787
Average debt outstanding	$3,236,293

Note 7. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Distribution Declared	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (1)
Nine months ended September 30, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208,536	$123,234	8,530	$85,302
June 20, 2019	June 21, 2019	August 20, 2019	0.17	500,412	362,439	13,797	137,973
September 18, 2019	September 20, 2019	November 20, 2019	0.20	1,067,242	—	—	—
Total distributions declared			$0.57	$1,776,190	$485,673	22,327	$223,275

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP will be issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net increase in net assets resulting from operations per share earned by the Company as determined in accordance with U.S. GAAP.

Note 8. Stock Issuances

As of September 30, 2019, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share. Prior to electing to be regulated as a BDC, the Company issued 100 shares to MC Management at $10.00 per share for proceeds of $1,000.

The following table summarizes the issuance of shares pursuant to the Private Offering during the nine months ended September 30, 2019:

Date	Shares Issued	NAV Per Share	Proceeds
January 15, 2019	1,017,500	$10.00	$10,175,000
April 2, 2019	1,596,600	$10.00	15,966,000
April 4, 2019	275,500	$10.00	2,755,000
April 8, 2019	21,000	$10.00	210,000
July 1, 2019	2,384,300	$10.00	23,843,000
Total shares issued			$52,949,000

During the nine months ended September 30, 2019, the Company also issued 22,327 shares valued at $223,275 under the DRIP as disclosed in Note 7.

Note 9. Commitments and Contingencies

As of September 30, 2019, MC Management had incurred organization and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay on the Company’s behalf up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of September 30, 2019, no such costs have been recorded by the Company.

Commitments: As of September 30, 2019 and December 31, 2018, the Company had $8,357,294 and zero, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of September 30, 2019.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2019:

September 30, 2019
Per share data:
Net asset value at beginning of period	$10.00
Net investment income (loss) (1)	0.46
Net gain (loss) (1)	0.13
Net increase (decrease) in net assets from operations (1)	0.59
Stockholder distributions declared (2)	(0.57)
Other (3)	(0.02)
Net asset value at end of period	$10.00
Net assets at end of period	$53,173,275
Shares outstanding at end of period	5,317,327
Total return based on average net asset value (4)	7.68%
Ratio/Supplemental data:
Ratio of expenses to average net assets without waivers and expense reimbursement (5)	9.77%
Ratio of expenses to average net assets with waivers and expense reimbursement (5) (6)	3.64%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (5)	2.48%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (5) (6)	8.61%
Portfolio turnover (7)	13.95%

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2019.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	Includes interest expense and part two incentive fees which are not subject to reimbursement.
(7)	Ratio is not annualized.

Note 11. Subsequent Events

The Company has evaluated subsequent events through November 12, 2019, the date on which the consolidated financial statements were issued.

On October 1, 2019, the Company issued 1,527,500 shares of common stock at $10.00 per share for proceeds of $15,275,000 pursuant to the Private Offering.

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

The following table summarizes the issuance of shares pursuant to the Private Offering during the nine months ended September 30, 2019:

Date	Shares Issued	NAV Per Share	Proceeds
January 15, 2019	1,017,500	$10.00	$10,175,000
April 2, 2019	1,596,600	$10.00	15,966,000
April 4, 2019	275,500	$10.00	2,755,000
April 8, 2019	21,000	$10.00	210,000
July 1, 2019	2,384,300	$10.00	23,843,000
Total shares issued			$52,949,000

During the nine months ended September 30, 2019, we also issued 22,327 shares valued at $223,275 under our Dividend Reinvestment Plan (“DRIP”).

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

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments within net change in unrealized gain (loss) on the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended September 30, 2019, we invested $35,693,169 in 10 new portfolio companies and $272,128 in five existing portfolio companies and had $4,075,058 in aggregate amount of sales and principal repayments, resulting in net investments of $31,890,239 for the period.

During the nine months ended September 30, 2019, we invested $76,141,067 in 34 new portfolio companies and had $4,240,516 in aggregate amount of sales and principal repayments, resulting in net investments of $71,900,551 for the period.

The following table shows portfolio yield by security type:

	September 30, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.2%	8.2%
Unitranche secured loans	6.9	7.6
Equity securities	—	—
Total	8.2%	8.2%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments at the period end contractual coupon rate for each investment by (b) the par value of our debt investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments at the period end effective rate for each investment by (b) the par value of our debt investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

There were no investments outstanding as of December 31, 2018.

The following table shows the composition of our investment portfolio:

	September 30, 2019
Fair Value:
Senior secured loans	$71,048,906	98.2%
Unitranche secured loans	1,000,000	1.4
Equity securities	297,183	0.4
Total	$72,346,089	100.0%

The following table shows the portfolio composition by industry:

	September 30, 2019
Fair Value:
Aerospace & Defense	$3,742,107	5.2%
Automotive	3,871,586	5.4
Banking, Finance, Insurance & Real Estate	16,934,580	23.4
Consumer Goods: Non-Durable	1,240,625	1.7
Containers, Packaging & Glass	1,990,000	2.8
Energy: Oil & Gas	1,948,635	2.7
Healthcare & Pharmaceuticals	15,395,873	21.3
High Tech Industries	7,712,206	10.6
Media: Advertising, Printing & Publishing	4,055,358	5.6
Media: Broadcasting & Subscription	913,900	1.3
Media: Diversified & Production	2,993,410	4.1
Services: Business	9,063,755	12.5
Services: Consumer	2,484,054	3.4
Total	$72,346,089	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2019:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	72,346,089	100.0
3	—	—
4	—	—
5	—	—
Total	$72,346,089	100.0%

Results of Operations

We are a newly-formed entity that commenced our principal operations on January 15, 2019. Since we commenced principal operations on January 15, 2019, we therefore have no prior periods with which to compare our operating results.

Operating results were as follows:

Three months ended September 30, 2019
Total investment income	$1,289,163
Total expenses, net of fee waivers and expense reimbursement	400,931
Net investment income	888,232
Net realized gain (loss) on investments	4,661
Net change in unrealized gain (loss) on investments	174,349
Net gain (loss)	179,010
Net increase (decrease) in net assets resulting from operations	$1,067,242

Nine months ended September 30, 2019
Total investment income	$2,011,373
Total expenses, net of fee waivers and expense reimbursement	613,616
Net investment income	1,397,757
Net realized gain (loss) on investments	5,169
Net change in unrealized gain (loss) on investments	373,264
Net gain (loss)	378,433
Net increase (decrease) in net assets resulting from operations	$1,776,190

Investment Income

The composition of our investment income was as follows:

Three months ended September 30, 2019
Interest income	$1,155,574
PIK interest income	20,485
Fee income	44,849
Prepayment gain (loss)	39,951
Accretion of discounts and amortization of premium	28,304
Total investment income	$1,289,163

Nine months ended September 30, 2019
Interest income	$1,843,253
PIK interest income	22,638
Fee income	59,462
Prepayment gain (loss)	41,553
Accretion of discounts and amortization of premium	44,467
Total investment income	$2,011,373

Operating Expenses

The composition of our operating expenses was as follows:

Three months ended September 30, 2019
Interest and other debt financing expenses	$273,015
Base management fees, net of base management fee waiver	—
Incentive fees, net of incentive fee waiver	26,852
Professional fees	131,564
Administrative service fees	60,665
General and administrative expenses	53,835
Directors’ fees	15,000
Expenses before expense reimbursement, net of fee waivers	560,931
Expense reimbursement	(160,000)
Total expenses, net of fee waivers and expense reimbursement	$400,931

Nine months ended September 30, 2019
Interest and other debt financing expenses	$455,787
Base management fees, net of base management fee waiver	—
Incentive fees, net of incentive fee waiver	56,765
Professional fees	249,925
Administrative service fees	162,605
General and administrative expenses	168,170
Directors’ fees	50,000
Expenses before expense reimbursement, net of fee waivers	1,143,252
Expense reimbursement	(529,636)
Total expenses, net of fee waivers and expense reimbursement	$613,616

Base management fees for the three and nine months ended September 30, 2019 were $226,415 and $392,993, respectively, and MC Advisors elected to voluntarily waive the entire base management fee.

Incentive fees for the three and nine months ended September 30, 2019 were $145,462 and $173,375, respectively, and MC Advisors elected to voluntarily waive the part one incentive fees of $118,610 for both periods. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

MC Management agreed to reimburse us for all administrative expenses (not to include management fees or leverage facility expenses) incurred by us for the six months ended June 30, 2019. Additionally, MC Management agreed to reimburse us for $160,000 of administrative expenses incurred by us for the three months ended September 30, 2019. Accordingly, we have recorded a receivable from MC Management for $427,696 (including $60,665 of MC Management overhead and salary allocation) on the consolidated statements of assets and liabilities within due from affiliates and a contra expense for $160,000 and $529,636 on the consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

The composition of our interest and other debt financing expenses and average outstanding balance were as follows:

Three months ended September 30, 2019
Interest expense	$80,450
Unused commitment fees	85,231
Amortization of deferred financing costs	107,334
Total interest and other debt financing expenses	$273,015
Average debt outstanding	$5,531,522

Nine months ended September 30, 2019
Interest expense	$130,180
Unused commitment fees	114,842
Amortization of deferred financing costs	210,765
Total interest and other debt financing expenses	$455,787
Average debt outstanding	$3,236,293

Net Realized Gain (Loss)

During the three and nine months ended September 30, 2019, we had sales of investments of $357,013 and $357,521, respectively, resulting in $4,661 and $5,169 of net realized gain (loss), respectively.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2019, our investments had $174,349 and $373,264 respectively, of net change in unrealized gain (loss). The net change in unrealized gain (loss) may include both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2019, the net increase (decrease) in net assets from operations was $1,067,242 and $1,776,190 respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2019, our per share net increase (decrease) in net assets resulting from operations was $0.20 and $0.59, respectively.

Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of private offerings, (ii) cash flows from our operations, and (iii) borrowings under our existing credit facility and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying MC Advisors and reimbursements to MC Management), (iii) debt service of any borrowings and (iv) cash distributions to our stockholders.

As of September 30, 2019, we had $1,008,052 in cash, $1,407,690 in cash at the SPV, and $20,200,000 debt outstanding on our revolving credit facility. We had $29,800,000 available for borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash flows

For the nine months ended September 30, 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $2,414,742. For the nine months ended September 30, 2019, operating activities used $69,846,196, primarily as a result of purchases of portfolio investments. For the nine months ended September 30, 2019, we generated $72,260,938 from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales.

In connection with our organization, the Board and MC Management, our initial stockholder, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act. As a result of this approval, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding was 362% and 0%, respectively.

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

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 60% of the principal balance of our portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $67,067,328 and these investments are identified on the accompanying consolidated schedule of investments. As of September 30, 2019, we had outstanding borrowings under the Credit Facility of $20,200,000.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of September 30, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 5.1%.

During the three and nine months ended September 30, 2019, we incurred financing costs of $7,620 and $402,389, respectively, in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2019 totaled $1,067,242 ($0.20 per share) and $1,776,190 ($0.57 per share), respectively.

We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the most recent NAV per share as determined by the Board.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 5 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2019, and December 31, 2018, we had outstanding commitments to fund investments totaling $8,357,294 and zero, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover our unfunded commitments as of September 30, 2019. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

We have evaluated subsequent events through November 12, 2019, the date on which the consolidated financial statements were issued.

On October 1, 2019, we issued 1,527,500 shares of common stock at $10.00 per share for proceeds of $15,275,000 pursuant to the Private Offering.

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

Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization, cash flows, net income, revenues, or in limited cases, book value.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. All fluctuations in fair value are included in net change in unrealized gain (loss) in our consolidated statements of operations.

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

During the three and nine months ended September 30, 2019, we accrued capital gains incentive fees of $26,852 and $56,765 based on the performance of our portfolio, $699 and $775 of which was payable to MC Advisors as a result of realized gains. The remaining $26,153 and $55,990 was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

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

As of September 30, 2019, MC Management has incurred organization and offering costs of approximately $418,925 on our behalf. MC Management has agreed to absorb and pay on our behalf up to $425,000 for organization and offering costs. If the expenses incurred by us are greater than $425,000, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of September 30, 2019, we have not recorded any such costs.

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

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(182,077)	$(50,500)	$(131,577)
Up 100 basis points	688,200	202,000	486,200
Up 200 basis points	1,416,506	404,000	1,012,506
Up 300 basis points	2,144,812	606,000	1,538,812

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended September 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The interest rates of our loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2019, we issued 2,384,300 shares of common stock at $10.00 per share for proceeds of $23,843,000.

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

Date: November 12, 2019	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: November 12, 2019	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation