Form 10-K
period 2019-12-31
Monroe Capital Income Plus Corp
filed 2020-03-10
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of December 31, 2019, there was no established public market for the Registrant’s common stock.

As of March 9, 2020, the registrant had 8,911,373 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Income Plus Corporation, a Maryland corporation, and its consolidated subsidiaries;

•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser, a Delaware limited liability company and affiliate of Monroe Capital;

•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator, a Delaware limited liability company and affiliate of Monroe Capital;

•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

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

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are a Maryland corporation formed on May 30, 2018. We are an externally managed closed-end, non-diversified specialty finance company organized to maximize the total return to our stockholders in the form of current income and capital appreciation through a variety of investments. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). After our election to be regulated as a BDC, we elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

We are conducting a best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (a “Private Offering”). At each closing, an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of the Private Offering on January 15, 2019 (the “Initial Closing Date”).

On June 27, 2018, we issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management, an affiliate of MC Advisors, our investment adviser. The sale of our common stock was approved by the unanimous consent of our Board of Directors (the “Board”) at the time.

The following table summarizes the issuance of shares pursuant to the Private Offering during the year ended December 31, 2019:

Date	Shares Issued	NAV Per Share	Proceeds
January 15, 2019	1,017,500	$10.00	$10,175,000
April 2, 2019	1,596,600	$10.00	15,966,000
April 4, 2019	275,500	$10.00	2,755,000
April 8, 2019	21,000	$10.00	210,000
July 1, 2019	2,384,300	$10.00	23,843,000
October 1, 2019	1,527,500	$10.00	15,275,000
Total proceeds			$68,224,000

For the year ended December 31, 2019, we also issued 52,032 shares with an aggregate value of $520,321 under our Dividend Reinvestment Plan (“DRIP”).

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

We do not limit our investments to any particular industry or geographic area when investing in qualifying assets (as defined in Section 55(a) of the 1940 Act), which are expected to constitute at least 70% of total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in fund finance, secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity or private debt fund-level financing backed by the residual value of third-party private equity or private debt fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.

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

Since the commencement of operations, we have grown the fair value of our portfolio of investments to approximately $100,806,983 at December 31, 2019. Our portfolio at December 31, 2019 consists of 37 different portfolio companies and holdings include senior secured, unitranche secured debt and equity investments. As of December 31, 2019, we have borrowed $31,200,000 under our revolving credit facility. As of December 31, 2019, our portfolio included approximately 98.5% senior secured debt, 1.0% unitranche secured debt and 0.5% equity securities.

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

Under our Investment Advisory Agreement with MC Advisors, we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Board, including the independent directors, consider whether our fees and expenses (including those related to leverage) remain appropriate.

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Monroe Capital is a leading U.S.-based private credit asset management firm with approximately $9.2 billion in assets under management as of January 1, 2020.

Our investment committee is composed of Mr. Koenig, Mr. Peck and Michael J. Egan. The investment committee is also advised by certain senior investment professionals of Monroe Capital from time to time. The investment committee has substantial experience in lending and investing through multiple economic cycles and intends to utilize the established asset management infrastructure and extensive direct lending relationships of MC Advisors to generate proprietary private credit deal flow. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2019, Monroe Capital’s investment professionals invested in over 1,300 loans and related investments in an aggregate amount of over $17.0 billion.

In addition to his role with Monroe Capital and MC Advisors, Mr. Koenig serves as an interested director on our Board. Mr. Koenig has more than 35 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Peck has more than 25 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Mr. Egan is a senior investment professional at Monroe Capital. Mr. Egan has more than 35 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2020, Monroe Capital had approximately $9.2 billion in assets under management. Over its sixteen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 500 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2019, Monroe Capital’s investment professionals invested in over 1,300 loans and related investments in an aggregate amount of over $17.0 billion. The senior investment team of Monroe Capital averages more than 30 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. We do not target any specific industry, however, as of December 31, 2019, our investments in the Banking, Finance, Insurance & Real Estate, Healthcare & Pharmaceuticals, and High Tech industries represented approximately 19.4%, 15.3% and 13.1% respectively, of the fair value of our portfolio.

We will not limit ourselves to any particular industry or geographic area when investing in qualifying assets (as defined in Section 55(a) of the 1940 Act and discussed in “— Regulation” below) which generally must constitute at least 70% of our total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity fund-level financing backed by the residual value of third-party private equity fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.

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

Return Enhancement: Certain corporate loan transactions will allow us additional yield generation through warrants, equity co-investments, payment-in-kind (“PIK”) interest, success fees and prepayment fees.

Active Investor and Operating Approach to Value Creation: MC Advisors has significant experience in sourcing, structuring, closing, managing and exiting investments. Prior to making an investment on our behalf, MC Advisors conducts a comprehensive financial and operational underwriting process to determine the factors likely to impact ongoing performance by portfolio companies or a proposed restructuring or recapitalization process. This analysis includes the following:

•	Due Diligence – MC Advisors utilizes well-defined credit and underwriting criteria and proprietary investment management tools developed through its extensive experience. Standard due diligence items include in-person meetings with senior management, company and asset owners, onsite corporate and asset visits, and detailed calls with key customers and suppliers. MC Advisors may also utilize third-party firms to conduct quality of earnings analyses, special purpose accounting reviews, asset and enterprise value appraisals, management background checks on senior company management, field audits and business plan reviews. As part of this detailed process, MC Advisors utilizes recognized and experienced vendors (such as external legal counsel, field examiners and asset appraisers) in order to promote consistency and efficiency.

•	Strategic Planning – MC Advisors is actively involved in identification, development and execution of various strategies for portfolio companies.

•	Executive Development – MC Advisors draws on its network of relationships to assist in the recruiting and developing the management of portfolio companies, as needed.

•	Capital Formation – MC Advisors draws on its relationships in the banking, finance, private equity, investment banking and capital markets to assist portfolio companies in capital sourcing, as needed.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 120 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2019, Monroe Capital’s investment professionals invested in over 1,300 loans and related investments in an aggregate amount of over $17.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2019. Monroe Capital’s over 1,300 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

INVESTMENTS

Investment Structure

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. We structure senior secured loans to obtain security interests in the assets of the portfolio company borrowers that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower. Our senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Unitranche Secured Loans. We structure our unitranche secured loans as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche secured loans will expose us to the risks associated with second lien and subordinated loans and may limit our recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases we, together with our affiliates, are the sole or majority lender of our unitranche secured loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Junior Secured Loans. We structure junior secured loans to obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company. These loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Preferred Equity. We generally structure preferred equity investments to combine features of equity and debt. We may obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such preferred equity, which takes a priority to common stockholders. Preferred equity interests generally have a stated dividend rate and may not have a fixed maturity date.

Warrants and Equity Co-Investment Securities. In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In other cases, we may make a minority equity co-investment in the portfolio company in connection with a loan. Additionally, we may receive equity in our distressed portfolio companies in conjunction with amendments or additional debt fundings.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;

•	requiring a total return on our investments, including both interest and potential equity appreciation, that we believe will compensate us appropriately for credit risk; and

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company, or if an investment has reached its return target.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured and equity co-investment securities primarily in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2019, as well as the top ten industries in which we were invested as of December 31, 2019, calculated as a percentage of our total investments at fair value as of such date:

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Team RMS, LLC	$8,182,742	8.1%
Huff Hispanic Food Holdings, LLC	6,629,604	6.6
DataOnline Corp.	6,501,950	6.4
Acquia, Inc.	5,445,700	5.4
WebPT, Inc.	5,001,000	5.0
NTM Acquisition Corp.	4,927,885	4.9
QF Holdings, Inc.	4,536,350	4.5
HS4 Acquisitionco, Inc.	4,032,560	4.0
Recorded Future, Inc.	3,707,729	3.7
InsideRE Holdings, LLC and InsideRE, LLC	3,267,116	3.2
Total	$52,232,636	51.8%

Industry	Fair Value of Investments	Percentage of Total Investments
Banking, Finance, Insurance & Real Estate	$19,588,942	19.4%
Healthcare & Pharmaceuticals	15,453,542	15.3
High Tech Industries	13,179,390	13.1
Services: Business	9,199,733	9.1
Media: Advertising, Printing & Publishing	7,020,939	7.0
Beverage, Food & Tobacco	6,629,604	6.6
Telecommunications	6,501,950	6.4
Aerospace & Defense	4,745,386	4.7
Energy: Oil & Gas	4,051,335	4.0
Automotive	3,791,200	3.8
Total	$90,162,021	89.4%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

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

Monitoring. We benefit from the portfolio management system in place at Monroe Capital. This monitoring includes regular meetings between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process developed by Monroe Capital has daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	98,727,830	97.9
3	2,079,153	2.1
4	—	—
5	—	—
Total	$100,806,983	100.0%

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of our securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of our securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash).

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under our administration agreement between us and MC Management (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. MC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect until December 5, 2020, a period of two years from the date it first became effective, and will continue in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the year ended December 31, 2019, we incurred $771,989, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $232,943 was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Staffing Agreement

We do not have any internal employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors is an affiliate of Monroe Capital and depends upon access to the investment professionals and other resources of Monroe Capital and Monroe Capital’s affiliates to fulfill its obligations to us under the Investment Advisory and Management Agreement. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the professionals of Monroe Capital and its affiliates. Under the Staffing Agreement, MC Management provides MC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of MC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to MC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board held on December 5, 2018, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve the Investment Advisory Agreement in accordance with the requirements of the 1940 Act. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.

•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other BDCs.

•	Investment Performance. Our Board reviewed the investment performance of individuals affiliated with us and MC Advisors, as well as comparative data with respect to the investment performance of other externally managed BDCs.

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

Investments for which market quotations are readily available and within a recent date are valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We expect that there will not be a readily available market value within a recent date for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process.

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

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. The Board generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

We report our investments at fair value with changes in value reported through our consolidated statements of operations under the caption “unrealized gain (loss) on investments.” In determining fair value, we are required to assume that portfolio investments are to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

COMPETITION

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may invest in areas they have not traditionally invested in or from which they had withdrawn during the recent economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

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

LIQUIDITY OPTIONS

Commencing three years after the Initial Closing Date on January 15, 2019, we may offer stockholders the opportunity to participate in a liquidity event which could include, among other options: (i) quarterly and upon six months prior written notice, optional repurchase of up to 5% of any outstanding shares of common stock; (ii) optional exchange of outstanding shares of common stock for shares of Monroe Capital Corporation, a publicly traded BDC (“MRCC”) that is also externally managed by MC Advisors; (iii) a merger or another transaction approved by the Board of Directors in which stockholders will receive cash or shares of a listed company; (iv) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (v) an orderly wind down and/or liquidation.

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of our outstanding shares of common stock on a quarterly basis commencing three years after the Initial Closing Date on January 15, 2019. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that the Fund will have sufficient cash to repurchase shares on a quarterly basis or at all.

Certain of these liquidity options, including the exchange of shares of our common stock for shares of MRCC, if any, will require exemptive relief from the SEC. There can be no assurance that we will be able to obtain such exemptive relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this Annual Report and in our offering memorandum.

INFORMATION TECHNOLOGY

We utilize a number of industry standard practices and software packages to secure, protect, manage and back up all corporate data. We outsource portions of our information technology function to efficiently monitor and maintain our systems. Also, we conduct a daily backup of our systems to ensure the security and stability of the network.

ELECTION TO BE TAXED AS A RIC

On January 14, 2019, we elected to be regulated as a BDC. We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2019. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). Generally, we would expect these distributions to be taxable to our stockholders as ordinary income and not to be eligible for the reduced maximum tax rates associated with qualified dividends.

TAXATION AS A RIC

If we continue to:

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the year ended December 31, 2019, we recorded $20,000 on our consolidated statements of operations for U.S. federal excise taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In order to prevent our receipt of income that would not satisfy the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income taxes and other taxes, and therefore would be expected to achieve a reduced after-tax yield.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), under the Code, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% federal excise tax.

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

Through our use of leverage, we are subject to certain financial covenants that could limit our ability to make distributions to our stockholders. In addition, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are unable to make sufficient distributions to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC.

Although we do not expect to do so, we will be authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for U.S. federal income tax and the 4% federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and certain relief provisions are not available, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure to Qualify as a RIC” below for more information.

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. We generally are permitted to carry forward for an indefinite period any capital losses not used to offset capital gains. However, future transactions that we engage in may cause our ability to use any capital loss carry forwards, and unrealized losses once realized, to be limited under Section 382 of the Code.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effects of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

FAILURE TO QUALIFY AS A RIC

If we fail the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which, among other things may require us to pay certain corporate-level federal taxes or to dispose of certain assets). If we are unable to qualify for treatment as a RIC and are unable to cure the failure, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. In the event of such a failure to qualify, distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next ten years (or shorter applicable period). Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

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

REGULATION

We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the total outstanding voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed to the extent permitted by law without stockholder approval.

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

TEMPORARY INVESTMENTS

Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. MC Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

SENIOR SECURITIES

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from the Company is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to the Company and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

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

We co-invest on a concurrent basis with other affiliates of MC Advisors, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. On October 15, 2014, MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by MC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31,2019, affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 16 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. The exemptive relief received by MC Advisors and affiliates from the SEC on October 15, 2014 permits greater flexibility relating to co-investments, subject to certain conditions. When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretation, and pursuant to our exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with such relief and MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

AVAILABLE INFORMATION

We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably possible following our filing of such reports with the SEC. You may also obtain such information by contacting us in writing at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occurs, our business, financial condition and results of operations could be materially and adversely affected, and you may lose all or part of your investment. In addition, there will be occasions when MC Advisors and its affiliates may encounter potential conflicts of interest in connection with the Company.

Risks Relating to Our Business and Structure

We have a limited operating history.

We were formed on May 30, 2018 and elected to be regulated as a BDC on January 14, 2019. As a result of our limited operating history, we have limited financial information on which prospective investors can evaluate an investment in our common stock or our prior performance. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a stockholder’s investment could decline substantially or become worthless.

We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Peck, and Egan who comprise the MC Advisors investment committee. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

MC Advisors evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that MC Advisors’ senior investment professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Monroe Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom Monroe Capital’s senior investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

MC Advisors, an affiliate of Monroe Capital, provides us with access to Monroe Capital’s investment professionals. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the investment professionals of Monroe Capital and its affiliates. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure you that MC Management will continue to fulfill its obligations under the agreement. Furthermore, the Staffing Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. If MC Management fails to perform or terminates the agreement, we cannot assure you that MC Advisors will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Monroe Capital and its affiliates or their information and deal flow.

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

There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the Securities Act, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our stockholders generally may not sell, assign or transfer shares without prior written consent of MC Advisors, which MC Advisors may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our stockholders are not entitled to redeem their shares. Our stockholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may engage in a liquidity event in the future, there can be no assurance that a liquidity event will be consummated for stockholders. Certain of our liquidity options described in this annual report may require exemptive relief from the SEC. There can be no assurance that we will be able to obtain such exemptive relief from the SEC.

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

Our stockholders will not have preemptive rights to subscribe to or purchase any shares issued in the future. To the extent we issue additional equity interests, including pursuant to our current private offering or future private or public offerings, a stockholder’s percentage ownership interest will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the net asset value and fair value of our shares.

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

As of December 31, 2019, MC Advisors manages other assets in MRCC, and affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 16 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. Except for MRCC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among the participating funds, including us, in proportion to the relative amounts of capital available for new investments, taking into account such factors as Monroe Capital may determine appropriate, including investment objectives, legal or regulatory restrictions, current holdings, availability of capital for investment, immediately available cash, the size of investments generally, risk-return considerations, relative exposure to market trends, maintenance of targeted leverage level, targeted asset mix, target investment return, diversification requirements, strategic objectives, specific liquidity requirements, tax consequences, limitations and restrictions on a fund’s portfolio that are imposed by such fund’s governing board or documents, other considerations or factors that Monroe Capital deems necessary or appropriate in light of the circumstances at such time (collectively, the “Allocation Criteria”). We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us.

In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

The part of the incentive fee payable to MC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for MC Advisors to the extent that it may encourage MC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. MC Advisors may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because MC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the part of the incentive fee payable to MC Advisors that relates to our net investment income generally does not include any realized capital gains or losses or unrealized capital gains or losses. Any net investment income incentive fee would not be subject to repayment.

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

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, exemptive relief granted to MC Advisors and our affiliates by the SEC on October 15, 2014 and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. The allocation policy further provides that allocations among us and these other funds are generally made in proportion to the relative amounts of capital available for new investments taking into account the Allocation Criteria. We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle-market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We have elected to be treated as a RIC under Subchapter M of the Code, have qualified and intend to continue to qualify to be treated as a RIC annually; however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting corporate U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

The Board may determine to raise additional capital through other channels including through private offerings, public offerings or a liquidity event. Capital raised through other channels could subject us to additional regulatory requirements. These additional provisions could, among other things, affect our stockholders and limit the ability of the Company and MC Advisors to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

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

The 1940 Act allows us to incur additional leverage, which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the 1940 Act was amended to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-17.83%	-10.17%	-2.50%	5.16%	12.82%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $105.3 million in total assets, $36.6 million in debt outstanding, of which $31.2 million is senior securities outstanding, $68.7 million in net assets and an average cost of funds of 4.70%, which was the weighted average interest rate of borrowings on our revolving credit facility as of December 31, 2019. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2019 total portfolio assets of at least 1.63%.

Provisions in our credit facility may limit discretion.

At our discretion, we utilize the leverage available under our credit facility for investment and operating purposes. Additionally, we may in the future enter into additional credit facilities. To the extent we continue to borrow money to make investments, such underlying credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A substantial amount of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2019, all of our assets held in the SPV (which represent a substantial amount of our assets) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our revolving credit facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.

To the extent we continue to use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

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

The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

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

As a result of the transition away from the widespread use of LIBOR to alternative rates, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain.

In 2019, the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant has issued statements and guidance surrounding the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff has encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates, and has encouraged audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate our revolving credit facility and the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

•	Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities and loans that are included in our assets and liabilities;

•	Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investment;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•	Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•	Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in section 55(a) of the 1940 Act. See “Business — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by our Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors redeeming shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of the Dodd-Frank Act, among other federal laws, which may create regulatory uncertainty in the near term, and in May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted and eased financial regulations and reduced oversight for certain entities. While the impact of the Dodd-Frank Act, and recently-enacted federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act and federal tax reform, including future rules implementing their provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Tax reform legislation was passed in late 2017 (the “2017 Tax Act”). The 2017 Tax Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The 2017 Tax Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The 2017 Tax Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities. While we do not foresee that the 2017 Tax Act or any additional tax legislation will have any impact on our ability to qualify for tax treatment as a RIC, we cannot predict with certainty how any changes in the tax laws, U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation might affect us, investors or our portfolio investments.

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

There are significant financial and other resources necessary to comply with the requirements of being a public reporting entity.

We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to MC Advisors, as administrator, to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, after being subject to the reporting requirements of the Exchange Act for a specified period of time, our management will be required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to continue to incur associated expenses, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that our quarterly reviews and annual audits will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results of operations may be adversely affected. As a result, we expect to incur significant associated expenses, which may negatively impact our financial performance and our ability to make distributions.

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

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

Investment in leveraged companies involves a number of significant risks. Leveraged companies, including lower middle-market companies, in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.

Our portfolio companies will likely consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

Our portfolio consists, and will most likely continue to consist, primarily of loans to lower middle-market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

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

There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, MC Advisors will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of MC Advisors.

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

We may be subject to risks associated with “covenant-lite” loans.

Certain loans in which we invest may be “covenant-lite.” We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized losses. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, our investments in the Banking, Finance, Insurance & Real Estate, Healthcare & Pharmaceuticals, and High Tech industries represented approximately 19.4%, 15.3% and 13.1% respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Policy changes on the local, state and federal level, such as the expansion of the government’s role in these industries and changes to tax laws affecting these industries or real estate in particular, could fundamentally change the dynamics of these industries. In addition, various changes in real estate conditions, such as housing supply and demand, credit availability, the attractiveness of real estate investments and zoning and tax considerations, among other things, may impact our real estate related investments. We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Adverse changes in real estate markets increase the probability of default on mortgage loans, as the incentive of the borrower to retain equity in the property declines. Loans may become non-performing for a wide variety of reasons, including, without limitation, because the mortgaged property is too highly leveraged and therefore unable to generate sufficient income to cover its debt service, because of poor management or physical condition, or because local economic conditions adversely affect the potential of the property to generate income. Non-performing mortgage loans often require workout negotiations and/or restructuring, which may entail, among other things, a write-down of the principal of the loan and/or reduction of the interest rate. In addition, in the event that foreclosure of a mortgage loan is required, the foreclosure process is often lengthy and expensive, sometimes taking several years. Furthermore, the foreclosure process can itself disrupt the use of the property, thereby reducing the economic returns.

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

Our investments include original issue discount, or OID, components and may include PIK interest components. For the year ended December 31, 2019, PIK interest comprised approximately 1.2% of our investment income. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.

•	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the lender.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

•	OID instruments generally represent a significantly higher credit risk than coupon loans.

•	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

•	The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.

•	OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio is and may in the future be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

Although we may do so in the future, we do not currently hold controlling equity positions in the majority of our portfolio companies. Our debt investments may provide limited control features such as restrictions, for example, on the ability of a portfolio company to assume additional debt, or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We generally seek to invest capital in senior, unitranche and junior secured loans and, to a lesser extent, unsecured subordinated debt and equity. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We currently hold, and we may in the future make investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to Our Common Stock

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We have paid and intend to continue to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders that elect to participate in such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate is 37%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains currently at a maximum federal tax rate of 20%.

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

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We currently do not qualify as a publicly offered RIC; we may qualify as a publicly offered RIC for future taxable years. For any period that we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses is treated as an additional distribution to the stockholder and is deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations may apply to the deductibility of certain expenses of a non-publicly offered RIC. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently. As of March 9, 2020, there were 456 holders of record of our common stock.

DISTRIBUTIONS

We currently intend to make distributions to our stockholders on a quarterly basis out of assets legally available for distribution. We may also make additional distributions to our stockholders from time to time. Our quarterly and additional distributions, if any, will be determined by our board of directors.

Our revolving credit facility, as amended, imposes certain conditions that may limit the amount of cash available for distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the revolving credit facility.

We have adopted an “opt in” dividend reinvestment plan for our common stockholders. When we declare a distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to our dividend reinvestment plan. Otherwise, a stockholder will automatically receive cash distributions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

 The following selected consolidated financial data of the Company are derived from our consolidated financial statements that have been audited by RSM US LLP (“RSM”), our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows:

	As of and for the year ended December 31, 2019	As of and for the period May 30, 2018 (date of inception) to December 31, 2018
Consolidated statements of operations data:
Total investment income	$3,887,760	$—
Base management fees, net of base management fee waiver (1)	301,925	—
Incentive fees, net of incentive fee waiver (2)	132,125	—
All other operating expenses	1,715,898	—
Less: Expense reimbursement	(544,084)	—
Net expenses	1,605,864	—
Net investment income	2,281,896	—
Net realized gain (loss) on investments	5,169	—
Net change in unrealized gain (loss) on investments	875,663	—
Net increase (decrease) in net assets resulting from operations	$3,162,728	$—
Per share data (basic and diluted):
Net asset value	$10.00	$10.00
Net investment income	0.57	—
Net gain (loss)	0.22	—
Net increase (decrease) in net assets resulting from operations	$0.79	$—
Per share distributions declared:
From net investment income	$0.77	$—
Total per share distributions declared	$0.77	$—
Dollar amount of distributions declared: (3)
From distributable earnings	$1,776,190	$—
Distributions declared and payable	1,386,538	—
Total dollar amount of distributions declared	$3,162,728	$—
Consolidated statements of assets and liabilities data at year end:
Investments, at fair value	$100,806,983	$—
Cash and cash equivalents	2,222,887	1,000
Restricted cash	1,840,821	—
Other assets	434,954	—
Total assets	105,305,645	1,000
Total debt, less unamortized deferred financing costs	31,116,532	—
Other liabilities	5,443,792	—
Total liabilities	36,560,324	—
Total net assets	$68,745,321	$1,000
Other data:
Total return based on average net asset value (4)	9.8%	—%
Weighted average annualized effective yield at year end (5)	8.0%	—%
Number of portfolio company investments at year end	37	—
Purchases of investments for the year	$104,418,184	$—
Principal payments and sales of investments for the year	$4,638,209	$—

(1)	During the year ended December 31, 2019, MC Advisors voluntarily waived base management fees of $432,993.
(2)	During the year ended December 31, 2019, MC Advisors voluntarily waived part one incentive fees (based on net investment income) of $118,610.
(3)	The per share data and dollar amount for distributions declared reflect the amount of distributions paid or payable with a record date during the applicable period.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)	The weighted average annualized effective yield on portfolio investments at year end is computed by dividing (a) interest income on debt investments at the period end effective rate for each investment by (b) the par value of our debt investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties.

Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company incorporated under the Maryland General Corporation Law on May 30, 2018. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019 and intend to qualify annually thereafter as a RIC.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

We are conducting a best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (a “Private Offering”). At each closing an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of the Private Offering on January 15, 2019.

On June 27, 2018, we issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to MC Management, an affiliate of MC Advisors, our investment adviser. The sale of our common stock was approved by the unanimous consent of our Board of Directors (the “Board”) at the time.

The following table summarizes the issuance of shares pursuant to the Private Offering during the year ended December 31, 2019:

Date	Shares Issued	NAV Per Share	Proceeds
January 15, 2019	1,017,500	$10.00	$10,175,000
April 2, 2019	1,596,600	$10.00	15,966,000
April 4, 2019	275,500	$10.00	2,755,000
April 8, 2019	21,000	$10.00	210,000
July 1, 2019	2,384,300	$10.00	23,843,000
October 1, 2019	1,527,500	$10.00	15,275,000
Total proceeds			$68,224,000

For the year ended December 31, 2019, we also issued 52,032 shares with an aggregate value of $520,321 under our Dividend Reinvestment Plan (“DRIP”).

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations (“CLO”) facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of December 31, 2019, our portfolio included approximately 98.5% senior secured debt, 1.0% unitranche secured debt and 0.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments within net change in unrealized gain (loss) on investments on the consolidated statements of operations.

Portfolio and Investment Activity

During the year ended December 31, 2019, we invested $104,418,184 in 39 new portfolio companies and had $4,638,209 in aggregate amount of sales and principal repayments, resulting in net investments of $99,779,975 for the year.

The following table shows portfolio yield by security type:

	December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.0%	8.0%
Unitranche secured loans	6.4	7.0
Total	8.0%	8.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments at the period end contractual coupon rate for each investment by (b) the par value of our debt investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments at the period end effective rate for each investment by (b) the par value of our debt investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio:

	December 31, 2019
Fair Value:
Senior secured loans	$99,334,463	98.5%
Unitranche secured loans	1,000,500	1.0
Equity securities	472,020	0.5
Total	$100,806,983	100.0%

The following table shows our portfolio composition by industry:

	December 31, 2019
Fair Value:
Aerospace & Defense	$4,745,386	4.7%
Automotive	3,791,200	3.8
Banking, Finance, Insurance & Real Estate	19,588,942	19.4
Beverage, Food & Tobacco	6,629,604	6.6
Consumer Goods: Non-Durable	1,237,500	1.2
Containers, Packaging & Glass	1,985,000	2.0
Energy: Oil & Gas	4,051,335	4.0
Healthcare & Pharmaceuticals	15,453,542	15.3
High Tech Industries	13,179,390	13.1
Media: Advertising, Printing & Publishing	7,020,939	7.0
Media: Broadcasting & Subscription	1,118,311	1.1
Media: Diversified & Production	2,995,690	3.0
Services: Business	9,199,733	9.1
Services: Consumer	3,308,461	3.3
Telecommunications	6,501,950	6.4
Total	$100,806,983	100.0%

There were no investments outstanding as of December 31, 2018.

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019:

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	98,727,830	97.9
3	2,079,153	2.1
4	—	—
5	—	—
Total	$100,806,983	100.0%

Results of Operations

We are a newly-formed entity that commenced our principal operations on January 15, 2019. Since we commenced principal operations on January 15, 2019, we therefore have no prior periods with which to compare our operating results.

Operating results were as follows:

For the year ended December 31, 2019
Total investment income	$3,887,760
Total expenses, net of fee waivers and expense reimbursement	1,605,864
Net investment income	2,281,896
Net realized gain (loss) on investments	5,169
Net change in unrealized gain (loss) on investments	875,663
Net gain (loss)	880,832
Net increase (decrease) in net assets resulting from operations	$3,162,728

Investment Income

The composition of our investment income was as follows:

For the year ended December 31, 2019
Interest income	$3,631,711
PIK interest income	48,291
Fee income	64,322
Prepayment gain (loss)	45,551
Accretion of discounts and amortization of premium	97,885
Total investment income	$3,887,760

Operating Expenses

The composition of our operating expenses was as follows:

For the year ended December 31, 2019
Interest and other debt financing expenses	$858,909
Base management fees, net of base management fee waiver	301,925
Incentive fees, net of incentive fee waiver	132,125
Professional fees	314,288
Administrative service fees	232,943
General and administrative expenses	224,758
Directors’ fees	65,000
Excise taxes	20,000
Expenses before expense reimbursement, net of fee waivers	2,149,948
Expense reimbursement	(544,084)
Total expenses, net of fee waivers and expense reimbursement	$1,605,864

Base management fees for the year ended December 31, 2019 were $734,918, and MC Advisors elected to voluntarily waive $432,993 of these base management fees. Incentive fees for the year ended December 31, 2019 were $250,735, and MC Advisors elected to voluntarily waive the part one incentive fees of $118,610 for the year. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

MC Management agreed to reimburse us for administrative expenses (not to include management fees or leverage facility expenses) incurred by us of $544,084 for the year ended December 31, 2019. Accordingly, we have recorded a receivable for the remaining reimbursement from MC Management for $14,448 on the consolidated statements of assets and liabilities within due from affiliates and a contra expense for $544,084 on the consolidated statements of operations for the year ended December 31, 2019.

The composition of our interest and other debt financing expenses and average outstanding balance was as follows:

For the year ended December 31, 2019
Interest expense	$370,957
Unused commitment fees	169,031
Amortization of deferred financing costs	318,921
Total interest and other debt financing expenses	$858,909
Average debt outstanding	$7,556,410

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income”, which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the year ended December 31, 2019, we recorded a net expense on the consolidated statements of operations of $20,000 for U.S. federal excise tax.

One of our consolidated subsidiaries is subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2019, we recorded a net tax expense on the consolidated statements of operations of zero for this subsidiary.

Net Realized Gain (Loss)

During the year ended December 31, 2019, we had sales of investments of $357,521, resulting in $5,169 of net realized gain (loss) on investments.

Net Change in Unrealized Gain (Loss)

For the year ended December 31, 2019, our investments had $875,663 of net change in unrealized gain (loss). The net change in unrealized gain (loss) may include both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2019, the net increase (decrease) in net assets resulting from operations was $3,162,728 primarily as a result of net investment income earned on our investments and net mark-to-market gains on our investments. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2019, our per share net increase (decrease) in net assets resulting from operations was $0.79.

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

As of December 31, 2019, we had $2,222,887 in cash, $1,840,821 in restricted cash at the SPV, and $31,200,000 debt outstanding on our revolving credit facility. We had $43,800,000 available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $4,062,708. For the year ended December 31, 2019, operating activities used $93,703,034, primarily as a result of net purchases of portfolio investments. During the same period we generated $97,765,742 from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility.

For the year ended December 31, 2018, we experienced a net increase in cash, cash equivalents and restricted cash of $1,000, primarily as a result of proceeds from the issuance of common stock.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of December 31, 2019, we had 6,874,532 shares outstanding.

In connection with our organization, the Board and MC Management, our initial stockholder, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act. As a result of this approval, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding was 320% and 0%, respectively.

Borrowings

On March 12, 2019, we entered into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. On June 7, 2019, we entered into an amendment (the “Credit Facility Amendment”) to the Revolving Credit and Security Agreement (the “Revolving Security Agreement”). The Credit Facility Amendment amended the Revolving Security Agreement to increase the size of the current revolver commitments under the Credit Facility to $50,000,000 from $25,000,000 pursuant to the accordion feature and to expand the definition of “eligible loans” to include covenant lite loans. On December 6, 2019, we increased the size of the current revolver commitments under the Credit Facility to $75,000,000 from $50,000,000. Borrowing under the Credit Facility remains subject to the leverage restrictions contained in the 1940 Act, as amended.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 60% of the principal balance of our portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $91,439,632 and these investments are identified on the accompanying consolidated schedule of investments. As of December 31, 2019, we had outstanding borrowings under the Credit Facility of $31,200,000.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 4.7%.

During the year ended December 31, 2019, we incurred financing costs of $402,389 in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

See “Recent Developments” for information on the March 6, 2020 amendment of our Credit Facility.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions declared to stockholders for the year ended December 31, 2019 totaled $3,162,728 ($0.77 per share). None of the $1,776,190 in distributions paid to stockholders for the year ended December 31, 2019 represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table shows our significant contractual payment obligations for repayment as of December 31, 2019:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$31,200,000	$—	$31,200,000	$—	$—
Unfunded commitments (1)	14,323,532	14,323,532	—	—	—
Total contractual obligations	$45,523,532	$14,323,532	$31,200,000	$—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2019.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2019, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements totaling $14,323,532. We believe that our available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover our unfunded commitments as of December 31, 2019. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

We have evaluated subsequent events through March 10, 2020, the date on which the consolidated financial statements were issued.

On January 2, 2020, we issued 2,036,841 shares of common stock at $10.00 per share for proceeds of $20,368,410 pursuant to the Private Offering.

On March 6, 2020, we entered into an amendment to the Revolving and Security Agreement to extend the reinvestment period of our Credit Facility through April 10, 2020 as we negotiate a larger amendment to our Credit Facility.

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

We generally use the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, we also consider the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization, cash flows, net income, revenues, or in limited cases, book value.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on our consolidated statements of operations.

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

During the year ended December 31, 2019, we accrued capital gains incentive fees of $132,125 based on the performance of our portfolio, $775 of which was payable to MC Advisors as a result of realized gains. The remaining $131,350 was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

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

As of December 31, 2019, MC Management has incurred organization and offering costs of approximately $418,925 on our behalf. MC Management has agreed to absorb and pay on our behalf up to $425,000 for organization and offering costs. If the expenses incurred by us are greater than $425,000, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of December 31, 2019, we have not recorded any such costs.

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

In March 2019, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. We have adopted the final rule, as applicable, and determined the effect was limited to the modification and removal of certain disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility has a floating interest rate provision and other credit facilities into which we may enter in the future may also have floating interest rate provisions.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2019 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(243,478)	$(78,000)	$(165,478)
Up 100 basis points	943,238	312,000	631,238
Up 200 basis points	1,954,474	624,000	1,330,474
Up 300 basis points	2,965,710	936,000	2,029,710

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are annexed to this Annual Report beginning on page F-1.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for new public reporting companies.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

(a) (1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the year ended December 31, 2019 and for the period from May 30, 2018 (date of inception) to December 31, 2018	F-4
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2019 and for the period from May 30, 2018 (date of inception) to December 31, 2018	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2019 and for the period from May 30, 2018 (date of inception) to December 31, 2018	F-6
Consolidated Schedule of Investments as of December 31, 2019	F-7
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Monroe Capital Income Plus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities as of December 31, 2019 and 2018, including the consolidated schedule of investments as of December 31, 2019, of Monroe Capital Income Plus Corporation and Subsidiaries (the Company), and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2019 and for the period from May 30, 2018 (date of inception) to December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the year and period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more investment companies managed by Monroe Capital BDC Advisors, LLC (the Investment Advisor) or its affiliates since 2011.

Chicago, Illinois

March 10, 2020

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value (amortized cost of $99,931,320 and $0, respectively)	$100,806,983	$—
Cash and cash equivalents	2,222,887	1,000
Restricted cash	1,840,821	—
Interest receivable	414,135	—
Due from affiliates	14,448	—
Other assets	6,371	—
Total assets	105,305,645	1,000

LIABILITIES
Debt:
Revolving credit facility	31,200,000	—
Less: Unamortized deferred financing costs	(83,468)	—
Total debt, less unamortized deferred financing costs	31,116,532	—
Interest payable	296,871	—
Payable for unsettled trades	2,795,893	—
Management fees payable	301,925	—
Incentive fees payable	132,125	—
Distributions payable	1,386,538	—
Excise tax payable	20,000	—
Accounts payable and accrued expenses	510,440	—
Total liabilities	36,560,324	—
Net assets	$68,745,321	$1,000

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,874,532 and 100 shares issued and outstanding, respectively	$6,874	$—
Capital in excess of par value	68,718,447	1,000
Accumulated undistributed (overdistributed) earnings	20,000	—
Total net assets	$68,745,321	$1,000

Net asset value per share	$10.00	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2019	For the period from May 30, 2018 (date of inception) to December 31, 2018
Investment income:
Interest income	$3,887,760	$—
Total investment income	3,887,760	—

Operating expenses:
Interest and other debt financing expenses	858,909	—
Base management fees	734,918	—
Incentive fees	250,735	—
Professional fees	314,288	—
Administrative service fees	232,943	—
General and administrative expenses	224,758	—
Directors' fees	65,000	—
Excise taxes	20,000	—
Expenses before fee waivers and expense reimbursement	2,701,551	—
Base management fee waiver	(432,993)	—
Incentive fee waiver	(118,610)	—
Expense reimbursement	(544,084)	—
Total expenses, net of fee waivers and expense reimbursement	1,605,864	—
Net investment income	2,281,896	—

Net gain (loss):
Net realized gain (loss) on investments	5,169	—
Net change in unrealized gain (loss) on investments	875,663	—
Net gain (loss)	880,832	—

Net increase (decrease) in net assets resulting from operations	$3,162,728	$—

Per common share data:
Net investment income per share - basic and diluted	$0.57	$—
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.79	$—
Weighted average common shares outstanding - basic and diluted	3,979,849	87

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock			Accumulated
	Number of shares	Par value	Capital in excess of par value	undistributed (overdistributed) earnings	Total net assets
Balances at May 30, 2018 (date of inception)	—	$—	$—	$—	$—
Net investment income	—	—	—	—	—
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	—	—
Issuance of common stock	100	—	1,000	—	1,000
Distributions declared and payable to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	—
Balances at December 31, 2018	100	$—	$1,000	$—	$1,000

Net investment income	—	—	—	2,281,896	2,281,896
Net realized gain (loss) on investments	—	—	—	5,169	5,169
Net change in unrealized gain (loss) on investments	—	—	—	875,663	875,663
Issuance of common stock	6,822,400	6,822	68,217,178	—	68,224,000
Distributions declared and payable to stockholders	—	—	—	(3,162,728)	(3,162,728)
Stock issued in connection with dividend reinvestment plan	52,032	52	520,269	—	520,321
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(20,000)	20,000	—
Balances at December 31, 2019	6,874,532	$6,874	$68,718,447	$20,000	$68,745,321

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,	For the period from May 30, 2018 (date of inception) to December 31,
	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,162,728	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(5,169)	—
Net change in unrealized (gain) loss on investments	(875,663)	—
Payment-in-kind interest income	(48,291)	—
Net accretion of discounts and amortization of premiums	(97,885)	—
Purchases of investments	(104,418,184)	—
Proceeds from principal payments and sale of investments	4,638,209	—
Amortization of deferred financing costs	318,921	—
Changes in operating assets and liabilities:
Interest receivable	(414,135)	—
Due from affiliates	(14,448)	—
Other assets	(6,371)	—
Interest payable	296,871	—
Payable for unsettled trades	2,795,893	—
Management fees payable	301,925	—
Incentive fees payable	132,125	—
Excise tax payable	20,000	—
Accounts payable and accrued expenses	510,440	—
Net cash provided by (used in) operating activities	(93,703,034)	—

Cash flows from financing activities:
Borrowings on revolving credit facility	69,100,000	—
Repayments of revolving credit facility	(37,900,000)	—
Payments of deferred financing costs	(402,389)	—
Proceeds from issuance of common shares	68,224,000	1,000
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $520,321 and $0, respectively	(1,255,869)	—
Net cash provided by (used in) financing activities	97,765,742	1,000

Net increase (decrease) in Cash and cash equivalents and Restricted cash	4,062,708	1,000
Cash, Cash equivalents and Restricted cash, beginning of period	1,000	—
Cash, Cash equivalents and Restricted cash, end of year	$4,063,708	$1,000

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$243,117	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$2,222,887	$1,000
Restricted cash	1,840,821	—
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$4,063,708	$1,000

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+4.25%	6.05%	5/2/2019	5/8/2026	1,691,500	$1,683,530	$1,632,297	2.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.94%	12/24/2019	7/25/2025	1,041,315	1,020,526	1,040,534	1.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.94%	7/25/2019	7/25/2025	1,995,000	1,956,067	1,993,504	2.9%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L+6.00%	7.94%	7/25/2019	7/25/2024	316,206	79,051	79,051	0.1%
					5,044,021	4,739,174	4,745,386	6.9%
Automotive
Rough Country, LLC (g)	L+3.50%	5.30%	4/17/2019	5/25/2023	1,345,693	1,341,713	1,338,964	1.9%
Wheel Pros, LLC (g)	L+4.75%	6.55%	5/13/2019	4/4/2025	2,481,192	2,457,729	2,452,236	3.6%
					3,826,885	3,799,442	3,791,200	5.5%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (i) (j)	L+8.50%	10.30%	4/15/2019	4/14/2023	1,774,854	1,755,625	1,780,178	2.6%
Avison Young (USA), Inc. (g) (j) (k)	L+5.00%	6.94%	4/26/2019	1/30/2026	1,984,962	1,966,215	1,954,364	2.8%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+6.50%	8.46%	9/9/2019	9/9/2024	2,992,500	2,935,825	3,006,116	4.4%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L+6.50%	8.46%	9/9/2019	9/9/2024	428,571	—	—	0.0%
Kudu Investment Holdings, LLC (j)	L+6.25%	8.18%	12/23/2019	12/23/2025	2,750,000	2,702,044	2,701,875	3.9%
Kudu Investment Holdings, LLC (Delayed Draw) (h) (i) (j)	L+6.25%	8.18%	12/23/2019	12/23/2025	1,833,333	—	—	0.0%
Kudu Investment Holdings, LLC (Revolver) (h) (j)	L+6.25%	8.18%	12/23/2019	12/23/2025	241,228	—	—	0.0%
TCP-NG (U.S.), LLC (j)	L+7.25%	9.21%	8/23/2019	8/22/2024	1,706,250	1,679,897	1,702,667	2.5%
TCP-NG (U.S.), LLC (Revolver) (h) (j)	L+7.25%	9.21%	8/23/2019	8/22/2024	105,000	—	—	0.0%
Team RMS, LLC (g)	L+6.00%	7.80%	9/20/2019	9/20/2024	7,980,000	7,848,619	7,994,763	11.6%
Team RMS, LLC (Delayed Draw) (h) (i)	L+6.00%	7.80%	9/20/2019	9/20/2024	366,789	73,211	73,346	0.1%
Team RMS, LLC (Revolver) (h)	L+6.00%	7.80%	9/20/2019	9/20/2024	642,802	114,633	114,633	0.2%
					22,806,289	19,076,069	19,327,942	28.1%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+5.50%	7.30%	10/18/2019	10/18/2024	5,983,333	5,867,875	5,989,317	8.7%
Huff Hispanic Food Holdings, LLC (Delayed Draw) (h) (i)	L+5.50%	7.30%	10/18/2019	10/18/2024	333,333	—	—	0.0%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+5.50%	7.30%	10/18/2019	10/18/2024	1,285,714	471,429	471,429	0.7%
					7,602,380	6,339,304	6,460,746	9.4%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L+6.00%	7.79%	2/14/2019	12/19/2025	1,237,500	1,226,047	1,237,500	1.8%
					1,237,500	1,226,047	1,237,500	1.8%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+5.00%	6.95%	4/8/2019	3/17/2025	1,985,000	1,975,482	1,985,000	2.9%
					1,985,000	1,975,482	1,985,000	2.9%
Energy: Oil & Gas
BJ Services, LLC (g)	L+7.00%	8.91%	1/28/2019	1/3/2023	1,925,000	1,909,471	1,913,835	2.8%
BW Gas & Convenience Holdings, LLC (g) (l)	L+6.25%	8.05%	11/15/2019	11/18/2024	2,142,857	2,057,143	2,137,500	3.1%
					4,067,857	3,966,614	4,051,335	5.9%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+5.50%	7.30%	4/8/2019	4/8/2024	1,741,250	1,710,240	1,741,250	2.5%
Apotheco, LLC (Delayed Draw) (h) (i)	L+5.50%	7.30%	4/8/2019	4/8/2024	823,529	—	—	0.0%
Apotheco, LLC (Revolver) (h)	L+5.50%	7.30%	4/8/2019	4/8/2024	454,545	170,454	170,454	0.2%
ERC Finance, LLC (g)	L+4.50%	6.30%	4/23/2019	9/20/2024	1,984,882	1,953,266	1,925,335	2.8%
nThrive, Inc. (g)	L+4.50%	6.30%	5/3/2019	10/20/2022	2,480,720	2,430,010	2,079,153	3.0%
QF Holdings, Inc. (g)	L+7.00%	8.90%	9/19/2019	9/19/2024	4,550,000	4,463,820	4,536,350	6.6%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+7.00%	8.90%	9/19/2019	9/19/2024	910,000	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+7.00%	8.90%	9/19/2019	9/19/2024	546,000	—	—	0.0%
WebPT, Inc. (g)	L+6.75%	8.66%	8/28/2019	8/28/2024	5,000,000	4,904,363	5,001,000	7.3%
WebPT, Inc. (Delayed Draw) (h) (i)	L+6.75%	8.66%	8/28/2019	8/28/2024	625,000	—	—	0.0%
WebPT, Inc. (Revolver) (h)	L+6.75%	8.66%	8/28/2019	8/28/2024	520,833	—	—	0.0%
					19,636,759	15,632,153	15,453,542	22.4%
High Tech Industries
Acquia, Inc. (g)	L+7.00%	8.91%	11/1/2019	10/31/2025	5,429,412	5,323,530	5,445,700	7.9%
Acquia, Inc. (Revolver) (h)	L+7.00%	8.91%	11/1/2019	10/31/2025	588,235	—	—	0.0%
Gigamon, Inc. (g)	L+4.25%	6.04%	4/26/2019	12/27/2024	1,488,607	1,438,075	1,475,582	2.1%
Mindbody, Inc. (g)	L+7.00%	8.79%	2/15/2019	2/14/2025	1,809,524	1,776,787	1,803,191	2.6%
Mindbody, Inc. (Revolver) (h)	L+7.00%	8.79%	2/15/2019	2/14/2025	190,476	—	—	0.0%
Recorded Future, Inc. (g)	L+6.75%	8.55%	7/3/2019	7/3/2025	3,666,667	3,596,502	3,665,567	5.4%
Recorded Future, Inc. (Delayed Draw) (h) (i)	L+6.75%	8.55%	7/3/2019	7/3/2025	293,333	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L+6.75%	8.55%	7/3/2019	7/3/2025	440,000	—	—	0.0%
Transact Holdings, Inc. (g) (l)	L+4.75%	6.55%	4/18/2019	4/30/2026	750,000	738,750	747,188	1.1%
					14,656,254	12,873,644	13,137,228	19.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+5.00%	6.80%	5/9/2019	5/21/2026	2,203,214	$2,173,141	$2,093,054	3.0%
NTM Acquisition Corp. (g)	L+6.25%	8.05%	4/18/2019	6/7/2022	4,927,885	4,904,995	4,927,885	7.2%
					7,131,099	7,078,136	7,020,939	10.2%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK	11/4/2019	11/2/2022	180,000	180,000	180,117	0.3%
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK	5/2/2019	11/2/2022	937,584	929,919	938,194	1.3%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+12.00%	13.92%	5/2/2019	11/2/2022	300,000	—	—	0.0%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+12.00%	13.92%	5/2/2019	11/2/2022	120,000	—	—	0.0%
					1,537,584	1,109,919	1,118,311	1.6%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+6.25%	7.94%	2/28/2019	2/28/2024	1,000,000	982,848	1,002,650	1.5%
Crownpeak Technology, Inc. (Delayed Draw) (h) (i)	L+6.25%	7.94%	2/28/2019	2/28/2024	83,333	15,000	15,040	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	7.94%	2/28/2019	2/28/2024	41,667	—	—	0.0%
Picture Heads Midco LLC (g)	L+6.75%	8.55%	8/26/2019	8/31/2023	2,000,000	1,966,622	1,978,000	2.9%
					3,125,000	2,964,470	2,995,690	4.4%
Services: Business
Arcserve (USA), LLC (g)	L+6.00%	7.91%	5/1/2019	5/1/2024	1,426,389	1,400,448	1,435,446	2.1%
Certify, Inc. (g)	L+5.75%	7.55%	2/28/2019	2/28/2024	1,000,000	986,733	993,100	1.4%
Certify, Inc. (Delayed Draw) (h) (i)	L+5.75%	7.55%	2/28/2019	2/28/2024	136,364	68,182	67,711	0.1%
Certify, Inc. (Revolver) (h)	L+5.75%	7.55%	2/28/2019	2/28/2024	45,455	6,818	6,818	0.0%
HS4 Acquistionco, Inc. (g)	L+6.75%	8.71%	7/9/2019	7/9/2025	4,000,000	3,924,135	3,984,000	5.8%
HS4 Acquistionco, Inc. (Revolver) (h)	L+6.75%	8.54%	7/9/2019	7/9/2025	325,196	48,779	48,560	0.1%
Kaseya Traverse, Inc. (g)	L+6.50%	7.72% Cash/ 1.00% PIK	5/3/2019	5/2/2025	2,510,638	2,463,928	2,504,487	3.6%
Kaseya Traverse, Inc. (Delayed Draw) (h) (i)	L+6.50%	7.69% Cash/ 1.00% PIK	5/3/2019	5/2/2025	301,205	39,225	39,129	0.1%
Kaseya Traverse, Inc. (Revolver) (h)	L+6.50%	8.30%	5/3/2019	5/2/2025	210,843	120,482	120,482	0.2%
					9,956,090	9,058,730	9,199,733	13.4%
Services: Consumer
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	8/1/2019	1/2/2024	1,242,188	1,214,589	1,239,703	1.8%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	235,739	235,739	235,076	0.3%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	448,677	448,677	447,535	0.7%
Light Wave Dental Management, LLC	L+6.00%	8.00%	12/6/2019	1/2/2024	365,152	359,724	364,421	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	8/1/2019	1/2/2024	640,617	21,268	21,226	0.0%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	12/6/2019	1/2/2024	121,717	—	—	0.0%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	12/6/2019	1/2/2024	1,300,452	—	—	0.0%
Light Wave Dental Management, LLC (Revolver) (h)	L+6.00%	8.00%	8/1/2019	1/2/2024	128,123	—	—	0.0%
					4,482,665	2,279,997	2,307,961	3.3%
Telecommunications
DataOnline Corp. (g)	L+5.50%	7.40%	11/13/2019	11/13/2025	6,500,000	6,359,256	6,501,950	9.5%
DataOnline Corp. (Revolver) (h)	L+5.50%	7.40%	11/13/2019	11/13/2025	844,156	—	—	0.0%
					7,344,156	6,359,256	6,501,950	9.5%
Total Senior Secured Loans					114,439,539	98,478,437	99,334,463	144.4%

Unitranche Secured Loans (m)
Services: Consumer
QuoteLab, LLC (g)	L+4.60%	6.40%	2/26/2019	2/26/2025	1,000,000	984,271	1,000,500	1.5%
					1,000,000	984,271	1,000,500	1.5%
Total Unitranche Secured Loans					1,000,000	984,271	1,000,500	1.5%

Equity Securities (n) (o)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (257,143 class A common units)	—	— (p)	9/9/2019	—	—	257,143	261,000	0.4%
						257,143	261,000	0.4%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 class A interests)	—	— (p)	10/18/2019	—	—	171,429	168,858	0.2%
						171,429	168,858	0.2%
High Tech Industries
Recorded Future, Inc. (40,040 class A units) (q)	—	— (p)	7/3/2019	—	—	40,040	42,162	0.1%
						40,040	42,162	0.1%
Total Equity Securities						468,612	472,020	0.7%

TOTAL INVESTMENTS						$99,931,320	$100,806,983	146.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

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

(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR interest rate floor, or rate cap.

(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2019 represented 146.6% of the Company’s net assets or 95.7% of the Company’s total assets, are subject to legal restrictions on sales.

(e) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(f) Percentages are based on net assets of $68,745,321 as of December 31, 2019.

(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).

(h) All or a portion of this commitment was unfunded at December 31, 2019. As such, interest is earned only on the funded portion of this commitment.

(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(j) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, non-qualifying assets totaled 7.7% of the Company’s total assets.

(k) This is an international company.

(l) Investment position or portion thereof unsettled as of December 31, 2019.

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

(n) Represents less than 5% ownership of the portfolio company's voting securities.

(o) Ownership of certain equity investments may occur through a holding company or partnership.

(p) Represents a non-income producing security.

(q) As of December 31, 2019, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8,008.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Principal Business

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation formed on May 30, 2018 to act as an externally managed, closed-end, non-diversified investment company. The Company is conducting a best efforts, continuous private offering (the “Private Offering”) of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor will purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. The Company had no substantive operating activities prior to January 15, 2019, the date of the initial closing of its Private Offering. The Company commenced its loan origination and investment activities contemporaneously with the initial closing of the Private Offering. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. On January 14, 2019, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019.

On June 27, 2018, the Company issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to Monroe Capital Management Advisors, LLC (“MC Management”), an affiliate of Monroe Capital BDC Advisors, LLC (“MC Advisors”), the Company’s investment adviser. The sale of the Company’s common stock was approved by the unanimous consent of the Company’s Board of Directors (the “Board”) at the time. On January 15, 2019, the Company completed the initial closing of its Private Offering and commenced principal operations. See Note 9 for additional information on the Company’s share activity.

On March 12, 2019, the Company created a wholly owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”), for purposes of entering into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. See Note 6 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentations.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, the SPV and MCIP Holding Company I, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The Company did not record dividend income during the year ended December 31, 2019.

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

 Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $1,661,308 and zero as of December 31, 2019 and December 31, 2018, respectively. Upfront loan origination and closing fees received for the year ended December 31, 2019 totaled $1,973,975. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

December 31, 2019
Interest income	$3,631,711
PIK interest income	48,291
Fee income	64,322
Prepayment gain (loss)	45,551
Accretion of discounts and amortization of premium	97,885
Total investment income	$3,887,760

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s Board through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The Company had no investments on non-accrual status at December 31, 2019.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board. See Note 8 for additional information on the Company’s distributions.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. The Company may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility or other balance sheet transactions as are deemed appropriate for this purpose. There were no cash equivalents outstanding on the consolidated statements of assets and liabilities as of December 31, 2019 and 2018.

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to the originations of new investments, the repayment of outstanding debt under the Credit Facility and the related payment of interest expense and the quarterly release of earnings to the Company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2019 and December 31, 2018, the Company had unamortized deferred financing costs of $83,468 and zero, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the year ended December 31, 2019 was $318,921.

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

As of December 31, 2019, MC Management has incurred organizational and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of December 31, 2019, no such costs have been recorded by the Company.

Income Taxes

On January 14, 2019, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2019 and intends to qualify annually as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Company recorded an accrual for excise taxes of $20,000 for the year ended December 31, 2019.

One of the Company’s consolidated subsidiaries is subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2019, the Company recorded a net tax expense on the consolidated statements of operations of zero for this subsidiary.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2019. The 2018 through 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as disclosed in Note 12.

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

In March 2019, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The Company has adopted the final rule, as applicable, and determined the effect was limited to the modification and removal of certain disclosures.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2019
Amortized Cost:
Senior secured loans	$98,478,437	98.5%
Unitranche secured loans	984,271	1.0
Equity securities	468,612	0.5
Total	$99,931,320	100.0%

	December 31, 2019
Fair Value:
Senior secured loans	$99,334,463	98.5%
Unitranche secured loans	1,000,500	1.0
Equity securities	472,020	0.5
Total	$100,806,983	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2019
Amortized Cost:
International	$1,966,215	2.0%
Midwest	11,943,806	12.0
Northeast	29,400,993	29.4
Southeast	16,120,847	16.1
Southwest	10,786,748	10.8
West	29,712,711	29.7
Total	$99,931,320	100.0%

	December 31, 2019
Fair Value:
International	$1,954,364	1.9%
Midwest	12,187,550	12.1
Northeast	29,762,268	29.5
Southeast	15,944,204	15.8
Southwest	10,947,395	10.9
West	30,011,202	29.8
Total	$100,806,983	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2019
Amortized Cost:
Aerospace & Defense	$4,739,174	4.7%
Automotive	3,799,442	3.8
Banking, Finance, Insurance & Real Estate	19,333,212	19.3
Beverage, Food & Tobacco	6,510,733	6.5
Consumer Goods: Non-Durable	1,226,047	1.2
Containers, Packaging & Glass	1,975,482	2.0
Energy: Oil & Gas	3,966,614	4.0
Healthcare & Pharmaceuticals	15,632,153	15.6
High Tech Industries	12,913,684	12.9
Media: Advertising, Printing & Publishing	7,078,136	7.1
Media: Broadcasting & Subscription	1,109,919	1.1
Media: Diversified & Production	2,964,470	3.0
Services: Business	9,058,730	9.1
Services: Consumer	3,264,268	3.3
Telecommunications	6,359,256	6.4
Total	$99,931,320	100.0%

	December 31, 2019
Fair Value:
Aerospace & Defense	$4,745,386	4.7%
Automotive	3,791,200	3.8
Banking, Finance, Insurance & Real Estate	19,588,942	19.4
Beverage, Food & Tobacco	6,629,604	6.6
Consumer Goods: Non-Durable	1,237,500	1.2
Containers, Packaging & Glass	1,985,000	2.0
Energy: Oil & Gas	4,051,335	4.0
Healthcare & Pharmaceuticals	15,453,542	15.3
High Tech Industries	13,179,390	13.1
Media: Advertising, Printing & Publishing	7,020,939	7.0
Media: Broadcasting & Subscription	1,118,311	1.1
Media: Diversified & Production	2,995,690	3.0
Services: Business	9,199,733	9.1
Services: Consumer	3,308,461	3.3
Telecommunications	6,501,950	6.4
Total	$100,806,983	100.0%

There were no investments outstanding as of December 31, 2018.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of December 31, 2019 were categorized as Level 3 investments.

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

The accompanying consolidated schedule of investments held by the Company consists primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Company also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

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

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$99,334,463	$99,334,463
Unitranche secured loans	—	—	1,000,500	1,000,500
Equity securities	—	—	472,020	472,020
Total investments	$—	$—	$100,806,983	$100,806,983

There were no investments outstanding as of December 31, 2018.

Senior secured and unitranche secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged from 5.30% to 13.92% at December 31, 2019. The maturity dates on the loans outstanding at December 31, 2019 range between June 2022 and May 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$—	$—	$—	$—
Net realized gain (loss) on investments	5,169	—	—	5,169
Net change in unrealized gain (loss) on investments	872,870	(615)	3,408	875,663
Purchases of investments and other adjustments to cost (1)	104,092,906	2,842	468,612	104,564,360
Proceeds from principal payments and sales of investments (2)	(3,653,903)	(984,306)	—	(4,638,209)
Reclassifications (3)	(1,982,579)	1,982,579	—	—
Balance as of December 31, 2019	$99,334,463	$1,000,500	$472,020	$100,806,983

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

(3)	Represents non-cash reclassification of investment type due to the restructuring of the investment in portfolio companies.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2019, attributable to Level 3 investments still held at December 31, 2019, was $875,663. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2019.

Significant Unobservable Inputs

ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The table below is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

 The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2019 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$30,352,095	Discounted cash flow	Revenue multiples	6.8	x	3.5	x	11.8	x
			Market yields	8.9%		7.9%		14.6%
Senior secured loans	44,981,310	Discounted cash flow	EBITDA multiples	10.8	x	7.5	x	19.5	x
			Market yields	8.0%		6.8%		10.6%
Unitranche secured loans	1,000,500	Discounted cash flow	Revenue multiples	1.4	x	1.4	x	1.4	x
			Market yields	7.0%		7.0%		7.0%
Equity securities	429,858	Enterprise Value	EBITDA multiples	16.3	x	11.3	x	19.5	x
Equity securities	42,162	Enterprise Value	Revenue multiples	11.8	x	11.8	x	11.8	x
Total Level 3 Assets (1)	$76,805,925

(1)	Excludes loans of $24,001,058 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. At December 31, 2019, the Company believes that the carrying value of its Credit Facility approximates fair value.

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). Base management fees for the year ended December 31, 2019 were $734,918, and MC Advisors elected to voluntarily waive $432,993 of base management fees.

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

The composition of the Company’s incentive fees was as follows:

For the year ended December 31, 2019
Part one incentive fees (1)	$118,610
Part two incentive fees (2)	132,125
Incentive fees, excluding the impact of the incentive fee waiver	250,735
Incentive fee waiver (3)	(118,610)
Total incentive fees, net of incentive fee waiver	$132,125

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss). During the year ended December 31, 2019, we accrued capital gains incentive fees of $132,125 based on the performance of our portfolio, $775 of which were payable to MC Advisors as a result of realized gains. The remaining $131,350 was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the year ended December 31, 2019, the Company incurred $771,989, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $232,943 was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2019 and December 31, 2018, $70,338 and zero, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

MC Management agreed to reimburse the Company for administrative expenses (not to include management fees or leverage facility expenses) incurred by the Company of $544,084 for the year ended December 31, 2019. Accordingly, the Company has recorded a receivable for the remaining reimbursement from MC Management for $14,448 within due from affiliates on the consolidated statements of assets and liabilities and a contra expense for $544,084 on the consolidated statements of operations for the year ended December 31, 2019.

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

Note 6. Borrowings

In connection with the Company’s organization, the Board and MC Management, the Company’s initial stockholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 320% and 0%, respectively.

On March 12, 2019, the Company entered into the Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On June 7, 2019, the Company entered into an amendment (the “Credit Facility Amendment”) to the Revolving Credit and Security Agreement (the “Revolving Security Agreement”). The Credit Facility Amendment amended the Revolving Security Agreement to increase the size of the current revolver commitments under the Credit Facility to $50,000,000 from $25,000,000 pursuant to the accordion feature and to expand the definition of “eligible loans” to include covenant lite loans. On December 6, 2019, the Company increased the size of the current revolver commitments under the Credit Facility to $75,000,000 from $50,000,000.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 60% of the principal balance of its portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through March 12, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $91,439,632 and these investments are identified on the consolidated schedule of investments. As of December 31, 2019, the Company had outstanding borrowings under the Credit Facility of $31,200,000.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until March 12, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 4.7%.

During the year ended December 31, 2019, the Company incurred financing costs of $402,389 in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

The composition of the Company’s interest and other debt financing expenses and average outstanding balance was as follows:

For the year ended December 31, 2019
Interest expense	$370,957
Unused commitment fees	169,031
Amortization of deferred financing costs	318,921
Total interest and other debt financing expenses	$858,909
Average debt outstanding	$7,556,410

See Note 12 for information on the March 6, 2020 amendment of the Credit Facility.

Note 7. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code for the year ended December 31, 2019. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to distribute all of its investment company taxable income and capital gains annually. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-to-tax differences have no impact on net assets.

The following permanent differences were reclassified for tax purposes:

For the year ended December 31, 2019
Increase (decrease) in capital in excess of par value	$(20,000)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	20,000

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2019, the Company had short-term capital loss carryforwards of zero. As of December 31, 2019, the Company had zero long-term capital loss carryforwards.

The following table reconciles net increase in net assets resulting from operations to taxable income:

For the year ended December 31, 2019
Net increase in net assets resulting from operations	$3,162,728
Net change in unrealized (gain) loss	(875,663)
Other deductions for book in excess of deductions for tax	132,125
Expenses not currently deductible	20,000
Total taxable income	$2,439,190

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

For the year ended December 31, 2019
Ordinary income	$1,776,190
Long-term capital gains	—
Total	$1,776,190

One of the Company’s consolidated subsidiaries is subject to U.S. federal and state income taxes. For the year ended December 31, 2019, the Company recorded a net tax expense of zero.

As of December 31, 2019, the estimated cost basis of investments for U.S. federal income tax purposes was $99,931,320, resulting in estimated net unrealized gain of $875,663, comprised of estimated gross unrealized gains and losses of $1,409,431 and $533,768, respectively. As of December 31, 2018, the estimated cost basis of investments for U.S. federal income tax purposes was zero.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Distribution Declared	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (1)
Year ended December 31, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208,536	$123,234	8,530	$85,302
June 20, 2019	June 21, 2019	August 20, 2019	0.17	500,412	362,439	13,797	137,973
September 18, 2019	September 20, 2019	November 20, 2019	0.20	1,067,242	770,196	29,705	297,046
December 13, 2019	December 20, 2019	March 17, 2020	0.20	1,386,538	—	—	—
Total distributions declared			$0.77	$3,162,728	$1,255,869	52,032	$520,321

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net increase in net assets resulting from operations per share earned by the Company as determined in accordance with GAAP.

Note 9. Stock Issuances

As of December 31, 2019, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share. Prior to electing to be regulated as a BDC, the Company issued 100 shares to MC Management on June 27, 2018 at $10.00 per share for proceeds of $1,000.

The following table summarizes the issuance of shares pursuant to the Private Offering during the year ended December 31, 2019:

Date	Shares Issued	NAV Per Share	Proceeds
January 15, 2019	1,017,500	$10.00	$10,175,000
April 2, 2019	1,596,600	$10.00	15,966,000
April 4, 2019	275,500	$10.00	2,755,000
April 8, 2019	21,000	$10.00	210,000
July 1, 2019	2,384,300	$10.00	23,843,000
October 1, 2019	1,527,500	$10.00	15,275,000
Total proceeds			$68,224,000

During the year ended December 31, 2019, the Company also issued 52,032 shares with an aggregate value of $520,321 under the DRIP as disclosed in Note 8.

Note 10. Commitments and Contingencies

As of December 31, 2019, MC Management had incurred organization and offering costs of approximately $418,925 on behalf of the Company. MC Management has agreed to absorb and pay on the Company’s behalf up to $425,000 for organization and offering costs. If the expenses incurred are greater than $425,000, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425,000. As these costs have not exceeded the amount to be reimbursed by MC Management as of December 31, 2019, no such costs have been recorded by the Company.

Commitments: As of December 31, 2019 and December 31, 2018, the Company had $14,323,532 and zero, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of December 31, 2019.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the period January 15, 2019 (commencement of operations) to December 31, 2019:

For the period January 15, 2019 (commencement of operations) to December 31, 2019
Per share data:
Net asset value at beginning of year	$10.00
Net investment income (loss) (1)	0.57
Net gain (loss) (1)	0.22
Net increase (decrease) in net assets resulting from operations (1)	0.79
Stockholder distributions declared (2)	(0.77)
Other (3)	(0.02)
Net asset value at end of year	$10.00
Net assets at end of year	$68,745,321
Shares outstanding at end of year	6,874,532
Total return based on average net asset value (4)	9.80%
Ratio/Supplemental data:
Ratio of expenses to average net assets without waivers and expense reimbursement (5)	8.68%
Ratio of expenses to average net assets with waivers and expense reimbursement (5) (6)	5.16%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (5)	3.85%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (5) (6)	7.37%
Portfolio turnover (7)	10.43%

(1)	The per share data was derived by using the weighted average shares outstanding during the year ended December 31, 2019.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the year.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets resulting from operations by the average net asset value.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	Includes interest expense and part two incentive fees which are not subject to reimbursement.
(7)	Ratio is not annualized.

Note 12. Subsequent Events

The Company has evaluated subsequent events through March 10, 2020, the date on which the consolidated financial statements were issued.

On January 2, 2020, the Company issued 2,036,841 shares of common stock at $10.00 per share for proceeds of $20,368,410 pursuant to the Private Offering.

On March 6, 2020, the Company entered into an amendment to the Revolving and Security Agreement to extend the reinvestment period of the Credit Facility through April 10, 2020 as the Company negotiates a larger amendment to the Credit Facility.

Note 13. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$1,876,387	$1,289,163	$617,733	$104,477
Net investment income	$884,139	$888,232	$427,383	$82,142
Net gain (loss)	$502,399	$179,010	$73,029	$126,394
Net increase (decrease) in net assets resulting from operations	$1,386,538	$1,067,242	$500,412	$208,536
Net investment income per share – basic and diluted	$0.13	$0.17	$0.15	$0.10
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.20	$0.20	$0.17	$0.25
Net asset value per share at period end	$10.00	$10.00	$10.00	$10.00

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

4.1	Description of Securities*

10.1	Expense Agreement between the Company and MC Management (1)

10.2	Investment Advisory Agreement between the Company and MC Advisors (6)

10.3	Administration Agreement between the Company and MC Management (2)

10.4	License Agreement between the Company and Monroe Capital, LLC (2)

10.5	Form of Indemnification Agreement (2)

10.6	Dividend Reinvestment Plan (2)

10.7	Custody Agreement between the Company and U.S. Bank National Association, as custodian (3)

10.8	Transfer Agent agreement between the Company and U.S. Bank National Association, as transfer agent (3)

10.9	Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (6)

10.10	Purchase and Contribution Agreement between MC Income Plus Financing SPV LLC, as buyer, and the Company, as seller (6)

10.11	Account Control Agreement among MC Income Plus Financing SPV LLC, as pledgor; the Company, as collateral manager; U.S. Bank National Association, in its capacity as collateral agent, as secured party and securities intermediary (6)

10.12	Amendment No. 1 to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (4)

10.13	Facility Amount Increase to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (5)

10.14	Amendment No. 2 to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 10, 2019

(5)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 9, 2019

(6)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019

ITEM 16. FORM 10-K SUMMARY

None.

65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2020

Monroe Capital Income Plus Corporation (Registrant)

By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 10, 2020
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer and Chief Investment Officer	March 10, 2020
Aaron D. Peck	(Principal Financial and Accounting Officer)

/s/ David Eaton	Director	March 10, 2020
David Eaton

/s/ Roger Schoenfeld	Director	March 10, 2020
Roger Schoenfeld

66