Form 10-Q
period 2020-03-31
Monroe Capital Income Plus Corp
filed 2020-05-15
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020 the registrant had 8,947,090 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $160,088 and $99,931, respectively)	$154,640	$100,807
Cash and cash equivalents	3,217	2,223
Restricted cash	2,230	1,841
Interest receivable	818	414
Due from affiliates	14	14
Other assets	76	6
Total assets	160,995	105,305

LIABILITIES
Debt:
Revolving credit facility	72,000	31,200
Less: Unamortized deferred financing costs	—	(84)
Total debt, less unamortized deferred financing costs	72,000	31,116
Interest payable	458	297
Payable for unsettled trades	2,706	2,796
Management fees payable	237	302
Incentive fees payable	—	132
Distributions payable	—	1,387
Accounts payable and accrued expenses	668	530
Directors' fees payable	15	—
Total liabilities	76,084	36,560
Net assets	$84,911	$68,745

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 8,947 and 6,875 shares issued and outstanding, respectively	$9	$7
Capital in excess of par value	89,442	68,718
Accumulated undistributed (overdistributed) earnings	(4,540)	20
Total net assets	$84,911	$68,745

Net asset value per share	$9.49	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Investment income:
Interest and dividend income	$2,689	$104
Total investment income	2,689	104

Operating expenses:
Interest and other debt financing expenses	545	22
Base management fees	497	47
Incentive fees	109	—
Professional fees	82	60
Administrative service fees	82	47
General and administrative expenses	84	44
Directors' fees	15	15
Expenses before fee waivers and expense reimbursement	1,414	235
Base management fee waiver	(260)	(47)
Incentive fee waiver	(241)	—
Expense reimbursement	—	(166)
Total expenses, net of fee waivers and expense reimbursement	913	22
Net investment income before incomes taxes	1,776	82
Income taxes, including excise taxes	12	—
Net investment income	1,764	82

Net gain (loss):
Net change in unrealized gain (loss) on investments	(6,324)	126
Net gain (loss)	(6,324)	126

Net increase (decrease) in net assets resulting from operations	$(4,560)	$208

Per common share data:
Net investment income per share - basic and diluted	$0.20	$0.10
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.51)	$0.25
Weighted average common shares outstanding - basic and diluted	8,872	848

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2018	—	$—	$1	$—	$1
Net investment income	—	—	—	82	82
Net change in unrealized gain (loss) on investments	—	—	—	126	126
Issuance of common stock	1,018	1	10,174	—	10,175
Distributions declared and payable to stockholders	—	—	—	(208)	(208)
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Balances at March 31, 2019	1,018	$1	$10,175	$—	$10,176

Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745
Net investment income	—	—	—	1,764	1,764
Net change in unrealized gain (loss) on investments	—	—	—	(6,324)	(6,324)
Issuance of common stock	2,036	2	20,367	—	20,369
Distributions declared and payable to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	36	—	357	—	357
Balances at March 31, 2020	8,947	$9	$89,442	$(4,540)	$84,911

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,560)	$208
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	6,324	(126)
Payment-in-kind interest income	(29)	—
Net accretion of discounts and amortization of premiums	(125)	(3)
Purchases of investments	(62,374)	(8,923)
Proceeds from principal payments and sale of investments	2,371	5
Amortization of deferred financing costs	88	18
Changes in operating assets and liabilities:
Interest receivable	(404)	(55)
Due from affiliates	—	(166)
Other assets	(70)	—
Interest payable	161	5
Payable for unsettled trades	(90)	—
Management fees payable	(65)	—
Due to broker	—	10,000
Incentive fees payable	(132)	—
Accounts payable and accrued expenses	138	159
Directors' fees payable	15	15
Net cash provided by (used in) operating activities	(58,752)	1,137

Cash flows from financing activities:
Borrowings on revolving credit facility	60,400	—
Repayments of revolving credit facility	(19,600)	—
Payments of deferred financing costs	(4)	(320)
Proceeds from issuance of common shares	20,369	10,175
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $357 and $0, respectively	(1,030)	—
Net cash provided by (used in) financing activities	60,135	9,855

Net increase (decrease) in Cash and cash equivalents and Restricted cash	1,383	10,992
Cash, Cash equivalents and Restricted cash, beginning of period	4,064	1
Cash, Cash equivalents and Restricted cash, end of period	$5,447	$10,993

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$296	$—
Cash paid for excise taxes during the period	$25	$—

The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$3,217	$2,223
Restricted cash	2,230	1,841
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$5,447	$4,064

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$10,962	$1
Restricted cash	31	—
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$10,993	$1

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+ 4.25%	5.24%	5/2/2019	5/8/2026	1,687	$1,680	$1,392	1.6%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+ 6.00%	7.45%	12/24/2019	7/25/2025	1,039	1,019	980	1.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+ 6.00%	7.45%	7/25/2019	7/25/2025	1,990	1,953	1,877	2.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver)	L+ 6.00%	7.45%	7/25/2019	7/25/2024	316	316	316	0.4%
					5,032	4,968	4,565	5.4%
Automotive
Rough Country, LLC (g)	L+ 3.50%	4.57%	4/17/2019	5/25/2023	1,346	1,342	1,317	1.5%
Truck-Lite Co., LLC (g)	L+ 6.25%	7.32%	3/11/2020	12/14/2026	3,478	3,444	3,444	4.1%
Truck-Lite Co., LLC (Delayed Draw) (h) (i)	L+ 6.25%	7.32%	3/11/2020	12/14/2026	513	—	—	0.0%
Wheel Pros, LLC (g)	L+ 4.75%	5.82%	5/13/2019	4/4/2025	2,475	2,452	1,794	2.1%
					7,812	7,238	6,555	7.7%
Banking, Finance, Insurance & Real Estate
777 SPV I, LLC (Delayed Draw) (i) (j)	L+ 8.50%	10.25%	4/15/2019	4/14/2023	1,735	1,717	1,739	2.0%
Avison Young (USA), Inc. (g) (j) (k)	L+ 5.00%	6.45%	4/26/2019	1/30/2026	1,980	1,962	1,630	1.9%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+ 6.50%	7.95%	9/9/2019	9/9/2024	2,985	2,931	2,994	3.5%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver)	L+ 6.50%	7.50%	9/9/2019	9/9/2024	429	429	429	0.5%
Kudu Investment Holdings, LLC (g) (j)	L+ 6.25%	7.70%	12/23/2019	12/23/2025	2,750	2,704	2,686	3.2%
Kudu Investment Holdings, LLC (Delayed Draw) (h) (i) (j)	L+ 6.25%	7.68%	12/23/2019	12/23/2025	1,833	579	565	0.7%
Kudu Investment Holdings, LLC (Revolver) (h) (j)	L+ 6.25%	7.70%	12/23/2019	12/23/2025	241	—	—	0.0%
TCP-NG (U.S.), LLC (g) (j)	L+ 7.25%	8.75%	8/23/2019	8/22/2024	1,663	1,638	1,615	1.9%
TCP-NG (U.S.), LLC (Revolver) (h) (j)	L+ 7.25%	8.75%	8/23/2019	8/22/2024	105	—	—	0.0%
Team RMS, LLC (g)	L+ 6.00%	7.00%	9/20/2019	9/20/2024	7,960	7,835	7,695	9.1%
Team RMS, LLC (Delayed Draw) (h) (i)	L+ 6.00%	7.00%	9/20/2019	9/20/2024	367	73	71	0.1%
Team RMS, LLC (Revolver) (h)	L+ 6.00%	7.00%	9/20/2019	9/20/2024	643	286	277	0.3%
					22,691	20,154	19,701	23.2%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	5,970	5,860	5,889	6.9%
Huff Hispanic Food Holdings, LLC (Delayed Draw) (h) (i)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	333	—	—	0.0%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	1,286	729	719	0.9%
LX/JT Intermediate Holdings, Inc. (g)	L+ 6.00%	7.50%	3/11/2020	3/11/2025	6,000	5,881	5,880	6.9%
LX/JT Intermediate Holdings, Inc. (Revolver) (h)	L+ 6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					14,089	12,470	12,488	14.7%
Capital Equipment
MCP Shaw Acquisitionco, LLC (g)	L+ 6.50%	8.11%	2/28/2020	11/28/2025	8,000	7,843	7,832	9.2%
MCP Shaw Acquisitionco, LLC (Revolver)	L+ 6.50%	8.02%	2/28/2020	11/28/2025	1,427	1,427	1,397	1.6%
					9,427	9,270	9,229	10.8%
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC (g)	L+ 9.00%	10.50%	2/24/2020	2/14/2025	4,500	4,412	4,334	5.1%
					4,500	4,412	4,334	5.1%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L+ 6.00%	6.96%	2/14/2019	12/19/2025	1,234	1,223	1,080	1.3%
					1,234	1,223	1,080	1.3%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+ 5.00%	6.08%	4/8/2019	3/17/2025	1,980	1,971	1,980	2.3%
					1,980	1,971	1,980	2.3%
Energy: Oil & Gas
BJ Services, LLC (g)	L+ 7.00%	8.50%	1/28/2019	1/3/2023	1,900	1,886	1,868	2.2%
BW Gas & Convenience Holdings, LLC (g)	L+ 6.25%	7.18%	11/15/2019	11/18/2024	2,116	2,035	1,778	2.1%
Fieldwood Energy, LLC (g)	L+ 5.25%	7.03%	1/1/2020	4/11/2022	1,000	851	356	0.4%
Par Petroleum, LLC (g)	L+ 6.75%	8.60%	1/27/2020	1/12/2026	1,000	1,007	705	0.8%
					6,016	5,779	4,707	5.5%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+ 5.50%	6.50%	4/8/2019	4/8/2024	1,737	1,707	1,617	1.9%
Apotheco, LLC (Delayed Draw) (h) (i)	L+ 5.50%	6.50%	4/8/2019	4/8/2024	824	—	—	0.0%
Apotheco, LLC (Revolver)	L+ 5.50%	6.50%	4/8/2019	4/8/2024	455	455	423	0.5%
Ascent Midco, LLC (g)	L+ 5.75%	6.75%	2/5/2020	2/5/2025	2,494	2,445	2,399	2.8%
Ascent Midco, LLC (h)	L+ 5.75%	6.75%	2/5/2020	2/5/2025	1,014	—	—	0.0%
Ascent Midco, LLC (Revolver) (h)	L+ 5.75%	6.75%	2/5/2020	2/5/2025	403	262	252	0.3%
ERC Finance, LLC (g)	L+ 4.50%	5.57%	4/23/2019	9/20/2024	1,980	1,950	1,614	1.9%
nThrive, Inc. (g)	L+ 4.50%	5.50%	5/3/2019	10/20/2022	2,474	2,428	2,097	2.5%
QF Holdings, Inc. (g)	L+ 7.00%	8.00%	9/19/2019	9/19/2024	4,550	4,468	4,402	5.2%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	8.00%	9/19/2019	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+ 7.00%	8.20%	9/19/2019	9/19/2024	546	364	352	0.4%
WebPT, Inc. (g)	L+ 6.75%	8.36%	8/28/2019	8/28/2024	5,000	4,909	4,912	5.8%
WebPT, Inc. (Delayed Draw) (h) (i)	L+ 6.75%	8.36%	8/28/2019	8/28/2024	625	—	—	0.0%
WebPT, Inc. (Revolver)	L+ 6.75%	7.95%	8/28/2019	8/28/2024	521	521	521	0.6%
					23,533	19,509	18,589	21.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
High Tech Industries
Acquia, Inc. (g)	L+ 7.00%	8.58%	11/1/2019	10/31/2025	5,429	$5,327	$5,433	6.4%
Acquia, Inc. (Revolver) (h)	L+ 7.00%	8.58%	11/1/2019	10/31/2025	588	—	—	0.0%
Instructure, Inc. (g)	L+ 7.00%	8.21%	3/24/2020	3/24/2026	9,000	8,888	8,888	10.5%
Instructure, Inc. (Revolver) (h)	L+ 7.00%	8.21%	3/24/2020	3/24/2026	697	—	—	0.0%
Mindbody, Inc. (g)	L+ 7.00%	8.00%	2/15/2019	2/14/2025	1,810	1,778	1,721	2.0%
Mindbody, Inc. (Revolver)	L+ 7.00%	8.07%	2/15/2019	2/14/2025	190	190	181	0.2%
Recorded Future, Inc. (g)	L+ 6.25%	7.25%	7/3/2019	7/3/2025	3,667	3,599	3,673	4.3%
Recorded Future, Inc (Delayed Draw) (h) (i)	L+ 6.25%	7.25%	7/3/2019	7/3/2025	293	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L+ 6.25%	7.25%	7/3/2019	7/3/2025	440	293	293	0.4%
Transact Holdings, Inc. (g) (l)	L+ 4.75%	5.74%	4/18/2019	4/30/2026	750	739	581	0.7%
					22,864	20,814	20,770	24.5%
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+ 5.00%	6.07%	5/9/2019	5/21/2026	2,198	2,169	1,917	2.3%
NTM Acquisition Corp. (g)	L+ 6.25%	7.70%	4/18/2019	6/7/2022	4,913	4,893	4,889	5.7%
XanEdu Publishing, Inc. (g)	L+ 6.50%	7.50%	1/28/2020	1/28/2025	2,500	2,452	2,480	2.9%
XanEdu Publishing, Inc. (Revolver) (h)	L+ 6.50%	7.50%	1/28/2020	1/28/2025	651	649	644	0.8%
					10,262	10,163	9,930	11.7%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+ 12.00%	5.92% Cash/ 8.00% PIK	11/4/2019	11/2/2022	184	184	181	0.2%
Vice Group Holding, Inc.	L+ 12.00%	5.92% Cash/ 8.00% PIK	5/2/2019	11/2/2022	957	950	943	1.1%
Vice Group Holding, Inc.	L+ 12.00%	13.77%	5/2/2019	11/2/2022	300	300	296	0.4%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+ 12.00%	13.77%	5/2/2019	11/2/2022	120	—	—	0.0%
					1,561	1,434	1,420	1.7%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+ 6.25%	7.83%	2/28/2019	2/28/2024	1,000	984	976	1.1%
Crownpeak Technology, Inc.	L+ 6.25%	7.83%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+ 6.25%	7.83%	2/28/2019	2/28/2024	42	—	—	0.0%
Picture Heads Midco, LLC (g)	L+ 6.75%	7.75%	8/26/2019	8/31/2023	2,000	1,968	1,874	2.3%
					3,057	2,967	2,865	3.4%
Metals & Mining
Contura Energy, Inc. (g)	L+ 7.00%	9.00%	1/15/2020	6/14/2024	997	829	672	0.8%
					997	829	672	0.8%
Services: Business
Arcserve (USA), LLC (g)	L+ 5.50%	7.41%	5/1/2019	5/1/2024	1,417	1,393	1,361	1.6%
Certify, Inc. (g)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	1,000	987	989	1.2%
Certify, Inc. (Delayed Draw) (h) (i)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	136	91	90	0.1%
Certify, Inc. (Revolver) (h)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	46	7	7	0.0%
Evergreen Skills LUX S.A.R.L. (g)	L+ 4.75%	6.53%	1/28/2020	4/28/2021	1,496	1,280	987	1.2%
Governmentjobs.com, Inc. (g)	L+ 6.50%	8.24%	2/5/2020	2/5/2026	7,000	6,864	6,808	8.0%
Governmentjobs.com, Inc. (Revolver) (h)	L+ 6.50%	8.24%	2/5/2020	2/5/2026	933	—	—	0.0%
HS4 Acquistionco, Inc. (g)	L+ 6.75%	8.20%	7/9/2019	7/9/2025	4,000	3,927	3,876	4.6%
HS4 Acquistionco, Inc. (Revolver) (h)	L+ 6.75%	7.75%	7/9/2019	7/9/2025	325	187	181	0.2%
Kaseya Traverse, Inc. (m)	L+ 7.00%	5.91% Cash/ 3.00% PIK	5/3/2019	5/2/2025	2,698	2,650	2,577	3.0%
Kaseya Traverse, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	5.91% Cash/ 3.00% PIK	5/3/2019	5/2/2025	301	39	38	0.0%
Kaseya Traverse, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	5.91% Cash/ 3.00% PIK	3/4/2020	3/4/2022	121	—	—	0.0%
Kaseya Traverse, Inc. (Revolver) (h)	L+ 6.50%	7.50%	5/3/2019	5/2/2025	211	209	199	0.2%
					19,684	17,634	17,113	20.1%
Services: Consumer
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	8/1/2019	1/2/2024	1,234	1,218	1,198	1.4%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/1/2019	1/2/2024	234	231	227	0.3%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/1/2019	1/2/2024	446	440	432	0.5%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/6/2019	1/2/2024	122	122	118	0.1%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/6/2019	1/2/2024	1,300	1,300	1,262	1.5%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	2/12/2020	1/2/2024	64	63	62	0.1%
Light Wave Dental Management, LLC	L+ 6.00%	8.00%	12/6/2019	1/2/2024	363	358	352	0.4%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+ 6.00%	8.00%	8/1/2019	1/2/2024	640	245	238	0.3%
Light Wave Dental Management, LLC (Revolver)	L+ 6.00%	8.00%	8/1/2019	1/2/2024	128	128	124	0.1%
QuoteLab, LLC (Delayed Draw) (h) (i)	L+ 4.60%	5.60%	2/28/2020	2/26/2025	47	—	—	0.0%
					4,578	4,105	4,013	4.7%
Telecommunications
DataOnline Corp. (g)	L+ 5.50%	7.11%	11/13/2019	11/13/2025	6,484	6,348	6,200	7.3%
DataOnline Corp. (Revolver) (h)	L+ 5.50%	6.70%	11/13/2019	11/13/2025	844	633	605	0.7%
					7,328	6,981	6,805	8.0%
Transportation: Cargo
Pasha Group (g) (l)	L+ 7.50%	8.50%	2/25/2020	1/26/2023	1,961	1,968	1,667	2.0%
					1,961	1,968	1,667	2.0%
Total Senior Secured Loans					168,606	153,889	148,483	174.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Unitranche Secured Loans (n)
Services: Consumer
QuoteLab, LLC (g)	L+ 4.60%	5.60%		2/26/2019	2/26/2025	997	$982	$983	1.2%
						997	982	983	1.2%
Total Unitranche Secured Loans						997	982	983	1.2%

Junior Secured Loans
ALTA Enterprises, LLC (g) (j)	L+ 8.00%	9.80%		2/14/2020	8/13/2025	4,000	3,863	3,889	4.6%
						4,000	3,863	3,889	4.6%
Total Junior Secured Loans						4,000	3,863	3,889	4.6%

Equity Securities (o) (p)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (257,143 Class A common units)	—	—	(q)	9/9/2019	—	—	257	265	0.3%
							257	265	0.3%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(q)	10/18/2019	—	—	171	117	0.1%
							171	117	0.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units)	—	—	(q)	2/28/2020	—	—	95	87	0.1%
							95	87	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	—	8.00% PIK		2/5/2020	—	—	726	706	0.8%
							726	706	0.8%
High Tech Industries
Recorded Future, Inc. (40,040 Class A units) (r)	—	—	(q)	7/3/2019	—	—	40	43	0.1%
							40	43	0.1%
Media: Advertising, Printing & Publishing
XanEdu Publishing, Inc. (65,104 Class A units)	—	8.00% PIK		1/28/2020	—	—	65	67	0.1%
							65	67	0.1%
Total Equity Securities							1,354	1,285	1.5%

TOTAL INVESTMENTS							$160,088	$154,640	182.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

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
(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR interest rate floor, or rate cap.
(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2020 represented 182.1% of the Company’s net assets or 96.1% of the Company’s total assets, are subject to legal restrictions on sales.
(e) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(f) Percentages are based on net assets of $84,911 as of March 31, 2020.
(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).
(h) All or a portion of this commitment was unfunded at March 31, 2020. As such, interest is earned only on the funded portion of this commitment.
(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(j) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, non-qualifying assets totaled 7.5% of the Company’s total assets.
(k) This is an international company.
(l) Investment position or portion thereof unsettled as of March 31, 2020.
(m) A portion of this loan (principal of $2,517) is held in the SPV as collateral for the Credit Facility.

(n) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(o) Represents less than 5% ownership of the portfolio company's voting securities.
(p) Ownership of certain equity investments may occur through a holding company or partnership.
(q) Represents a non-income producing security.
(r) As of March 31, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+4.25%	6.05%	5/2/2019	5/8/2026	1,691	$1,684	$1,632	2.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.94%	12/24/2019	7/25/2025	1,041	1,021	1,041	1.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.94%	7/25/2019	7/25/2025	1,995	1,956	1,994	2.9%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L+6.00%	7.94%	7/25/2019	7/25/2024	316	79	79	0.1%
					5,043	4,740	4,746	6.9%
Automotive
Rough Country, LLC (g)	L+3.50%	5.30%	4/17/2019	5/25/2023	1,346	1,342	1,339	1.9%
Wheel Pros, LLC (g)	L+4.75%	6.55%	5/13/2019	4/4/2025	2,481	2,458	2,452	3.6%
					3,827	3,800	3,791	5.5%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (i) (j)	L+8.50%	10.30%	4/15/2019	4/14/2023	1,775	1,756	1,780	2.6%
Avison Young (USA), Inc. (g) (j) (k)	L+5.00%	6.94%	4/26/2019	1/30/2026	1,985	1,966	1,954	2.8%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+6.50%	8.46%	9/9/2019	9/9/2024	2,993	2,936	3,006	4.4%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L+6.50%	8.46%	9/9/2019	9/9/2024	429	—	—	0.0%
Kudu Investment Holdings, LLC (j)	L+6.25%	8.18%	12/23/2019	12/23/2025	2,750	2,702	2,702	3.9%
Kudu Investment Holdings, LLC (Delayed Draw) (h) (i) (j)	L+6.25%	8.18%	12/23/2019	12/23/2025	1,833	—	—	0.0%
Kudu Investment Holdings, LLC (Revolver) (h) (j)	L+6.25%	8.18%	12/23/2019	12/23/2025	241	—	—	0.0%
TCP-NG (U.S.), LLC (j)	L+7.25%	9.21%	8/23/2019	8/22/2024	1,706	1,680	1,703	2.5%
TCP-NG (U.S.), LLC (Revolver) (h) (j)	L+7.25%	9.21%	8/23/2019	8/22/2024	105	—	—	0.0%
Team RMS, LLC (g)	L+6.00%	7.80%	9/20/2019	9/20/2024	7,980	7,849	7,995	11.6%
Team RMS, LLC (Delayed Draw) (h) (i)	L+6.00%	7.80%	9/20/2019	9/20/2024	367	73	73	0.1%
Team RMS, LLC (Revolver) (h)	L+6.00%	7.80%	9/20/2019	9/20/2024	643	115	115	0.2%
					22,807	19,077	19,328	28.1%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+5.50%	7.30%	10/18/2019	10/18/2024	5,983	5,868	5,989	8.7%
Huff Hispanic Food Holdings, LLC (Delayed Draw) (h) (i)	L+5.50%	7.30%	10/18/2019	10/18/2024	333	—	—	0.0%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+5.50%	7.30%	10/18/2019	10/18/2024	1,286	471	471	0.7%
					7,602	6,339	6,460	9.4%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L+6.00%	7.79%	2/14/2019	12/19/2025	1,238	1,226	1,238	1.8%
					1,238	1,226	1,238	1.8%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+5.00%	6.95%	4/8/2019	3/17/2025	1,985	1,975	1,985	2.9%
					1,985	1,975	1,985	2.9%
Energy: Oil & Gas
BJ Services, LLC (g)	L+7.00%	8.91%	1/28/2019	1/3/2023	1,925	1,909	1,914	2.8%
BW Gas & Convenience Holdings, LLC (g) (l)	L+6.25%	8.05%	11/15/2019	11/18/2024	2,143	2,057	2,138	3.1%
					4,068	3,966	4,052	5.9%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+5.50%	7.30%	4/8/2019	4/8/2024	1,741	1,710	1,741	2.5%
Apotheco, LLC (Delayed Draw) (h) (i)	L+5.50%	7.30%	4/8/2019	4/8/2024	824	—	—	0.0%
Apotheco, LLC (Revolver) (h)	L+5.50%	7.30%	4/8/2019	4/8/2024	455	170	170	0.2%
ERC Finance, LLC (g)	L+4.50%	6.30%	4/23/2019	9/20/2024	1,985	1,953	1,925	2.8%
nThrive, Inc. (g)	L+4.50%	6.30%	5/3/2019	10/20/2022	2,481	2,430	2,079	3.0%
QF Holdings, Inc. (g)	L+7.00%	8.90%	9/19/2019	9/19/2024	4,550	4,464	4,536	6.6%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+7.00%	8.90%	9/19/2019	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+7.00%	8.90%	9/19/2019	9/19/2024	546	—	—	0.0%
WebPT, Inc. (g)	L+6.75%	8.66%	8/28/2019	8/28/2024	5,000	4,904	5,001	7.3%
WebPT, Inc. (Delayed Draw) (h) (i)	L+6.75%	8.66%	8/28/2019	8/28/2024	625	—	—	0.0%
WebPT, Inc. (Revolver) (h)	L+6.75%	8.66%	8/28/2019	8/28/2024	521	—	—	0.0%
					19,638	15,631	15,452	22.4%
High Tech Industries
Acquia, Inc. (g)	L+7.00%	8.91%	11/1/2019	10/31/2025	5,429	5,324	5,446	7.9%
Acquia, Inc. (Revolver) (h)	L+7.00%	8.91%	11/1/2019	10/31/2025	588	—	—	0.0%
Gigamon, Inc. (g)	L+4.25%	6.04%	4/26/2019	12/27/2024	1,489	1,438	1,476	2.1%
Mindbody, Inc. (g)	L+7.00%	8.79%	2/15/2019	2/14/2025	1,810	1,777	1,803	2.6%
Mindbody, Inc. (Revolver) (h)	L+7.00%	8.79%	2/15/2019	2/14/2025	190	—	—	0.0%
Recorded Future, Inc. (g)	L+6.75%	8.55%	7/3/2019	7/3/2025	3,667	3,596	3,666	5.4%
Recorded Future, Inc. (Delayed Draw) (h) (i)	L+6.75%	8.55%	7/3/2019	7/3/2025	293	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L+6.75%	8.55%	7/3/2019	7/3/2025	440	—	—	0.0%
Transact Holdings, Inc. (g) (l)	L+4.75%	6.55%	4/18/2019	4/30/2026	750	739	747	1.1%
					14,656	12,874	13,138	19.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+5.00%	6.80%	5/9/2019	5/21/2026	2,203	$2,173	$2,093	3.0%
NTM Acquisition Corp. (g)	L+6.25%	8.05%	4/18/2019	6/7/2022	4,928	4,905	4,928	7.2%
					7,131	7,078	7,021	10.2%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK	11/4/2019	11/2/2022	180	180	180	0.3%
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK	5/2/2019	11/2/2022	938	930	938	1.3%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+12.00%	13.92%	5/2/2019	11/2/2022	300	—	—	0.0%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+12.00%	13.92%	5/2/2019	11/2/2022	120	—	—	0.0%
					1,538	1,110	1,118	1.6%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+6.25%	7.94%	2/28/2019	2/28/2024	1,000	983	1,003	1.5%
Crownpeak Technology, Inc. (Delayed Draw) (h) (i)	L+6.25%	7.94%	2/28/2019	2/28/2024	83	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	7.94%	2/28/2019	2/28/2024	42	—	—	0.0%
Picture Heads Midco, LLC (g)	L+6.75%	8.55%	8/26/2019	8/31/2023	2,000	1,967	1,978	2.9%
					3,125	2,965	2,996	4.4%
Services: Business
Arcserve (USA), LLC (g)	L+6.00%	7.91%	5/1/2019	5/1/2024	1,426	1,400	1,435	2.1%
Certify, Inc. (g)	L+5.75%	7.55%	2/28/2019	2/28/2024	1,000	987	993	1.4%
Certify, Inc. (Delayed Draw) (h) (i)	L+5.75%	7.55%	2/28/2019	2/28/2024	136	68	68	0.1%
Certify, Inc. (Revolver) (h)	L+5.75%	7.55%	2/28/2019	2/28/2024	45	7	7	0.0%
HS4 Acquistionco, Inc. (g)	L+6.75%	8.71%	7/9/2019	7/9/2025	4,000	3,924	3,984	5.8%
HS4 Acquistionco, Inc. (Revolver) (h)	L+6.75%	8.54%	7/9/2019	7/9/2025	325	49	49	0.1%
Kaseya Traverse, Inc. (g)	L+6.50%	5.92% Cash/ 8.00% PIK	5/3/2019	5/2/2025	2,511	2,464	2,504	3.6%
Kaseya Traverse, Inc. (Delayed Draw) (h) (i)	L+6.50%	5.92% Cash/ 8.00% PIK	5/3/2019	5/2/2025	301	39	39	0.1%
Kaseya Traverse, Inc. (Revolver) (h)	L+6.50%	8.30%	5/3/2019	5/2/2025	211	120	120	0.2%
					9,955	9,058	9,199	13.4%
Services: Consumer
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	8/1/2019	1/2/2024	1,242	1,215	1,240	1.8%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	236	236	235	0.3%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	449	449	448	0.7%
Light Wave Dental Management, LLC	L+6.00%	8.00%	12/6/2019	1/2/2024	365	360	364	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	8/1/2019	1/2/2024	641	21	21	0.0%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	12/6/2019	1/2/2024	122	—	—	0.0%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	12/6/2019	1/2/2024	1,300	—	—	0.0%
Light Wave Dental Management, LLC (Revolver) (h)	L+6.00%	8.00%	8/1/2019	1/2/2024	128	—	—	0.0%
					4,483	2,281	2,308	3.3%
Telecommunications
DataOnline Corp. (g)	L+5.50%	7.40%	11/13/2019	11/13/2025	6,500	6,359	6,502	9.5%
DataOnline Corp. (Revolver) (h)	L+5.50%	7.40%	11/13/2019	11/13/2025	844	—	—	0.0%
					7,344	6,359	6,502	9.5%
Total Senior Secured Loans					114,440	98,479	99,334	144.4%

Unitranche Secured Loans (m)
Services: Consumer
QuoteLab, LLC (g)	L+4.60%	6.40%	2/26/2019	2/26/2025	1,000	984	1,001	1.5%
					1,000	984	1,001	1.5%
Total Unitranche Secured Loans					1,000	984	1,001	1.5%

Equity Securities (n) (o)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (257,143 Class A common units)	—	— (p)	9/9/2019	—	—	257	261	0.4%
						257	261	0.4%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	— (p)	10/18/2019	—	—	171	169	0.2%
						171	169	0.2%
High Tech Industries
Recorded Future, Inc. (40,040 Class A units) (q)	—	— (p)	7/3/2019	—	—	40	42	0.1%
						40	42	0.1%
Total Equity Securities						468	472	0.7%

TOTAL INVESTMENTS						$99,931	$100,807	146.6%

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

(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR interest rate floor, or rate cap.

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

(f) Percentages are based on net assets of $68,745 as of December 31, 2019.

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

(q) As of December 31, 2019, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation that was formed on May 30, 2018 to act as an externally managed, closed-end, non-diversified investment company. The Company is conducting a best efforts, continuous private offering (the “Private Offering”) of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor will purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”). On January 14, 2019, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

On March 12, 2019, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”), for purposes of entering into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. See Note 6 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentation.

As an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

On January 15, 2019, the Company completed the initial closing of its Private Offering and commenced principal operations. As such, the Company had no substantive operating activities prior to January 15, 2019 and any references herein to the “three months ended March 31, 2019” are for the period from January 15, 2019 to March 31, 2019.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, the SPV, MCIP Holding Company I, LLC, MCIP Holding Company II, LLC and MCIP Holding Company III, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2020 and 2019, the Company did not receive return of capital distributions from its equity investments.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $2,937 and $1,661 as of March 31, 2020 and December 31, 2019, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2020 and 2019 totaled $1,672 and $145, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2020	2019
Interest income	$2,470	$101
PIK interest income	29	—
Dividend income (1)	10	—
Prepayment gain (loss)	55	—
Accretion of discounts and amortization of premium	125	3
Total investment income	$2,689	$104

(1)	Includes PIK dividends of $10 and zero, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The Company had no investments on non-accrual status at March 31, 2020 and December 31, 2019.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. See Note 7 for additional information on the Company’s distributions.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 8 for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution, and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. The Company may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility or other balance sheet transactions as are deemed appropriate for this purpose. There were no cash equivalents outstanding on the consolidated statements of assets and liabilities as of March 31, 2020 and December 31, 2019.

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to the originations of new investments, the repayment of outstanding debt under the Credit Facility and the related payment of interest expense and the quarterly release of earnings to the Company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2020 and December 31, 2019, the Company had unamortized deferred financing costs of zero and $84, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2020 and 2019 was $88 and $18, respectively.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to the Company’s organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents. There were no organization or offering costs incurred or outstanding on the consolidated financial statements as of March 31, 2020 and December 31, 2019.

As of both March 31, 2020 and December 31, 2019, MC Management has incurred organizational and offering costs of approximately $419 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425 for organization and offering costs. If the expenses incurred are greater than $425, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425. As these costs have not exceeded the amount to be reimbursed by MC Management as of both March 31, 2020 and December 31, 2019, no such costs have been recorded by the Company.

Income Taxes

On January 14, 2019, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2019 and intends to qualify annually as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2020 and 2019, the Company recorded a net expense on the consolidated statements of operations of $12 and zero, respectively, for U.S. federal excise tax. As of March 31, 2020 and December 31, 2019, the Company recorded an accrual for excise taxes of $7 and $20, respectively.

Certain of the Company’s consolidated subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2020 and 2019, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2020. The 2018 and 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020, except as disclosed in Note 11.

Recent Accounting Pronouncements

 In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company has adopted ASU 2018-13 and the adoption did not have a significant impact on the Company’s consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2020.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$153,889	96.1%	$98,479	98.5%
Unitranche secured loans	982	0.6	984	1.0
Junior secured loans	3,863	2.4	—	—
Equity securities	1,354	0.9	468	0.5
Total	$160,088	100.0%	$99,931	100.0%

	March 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$148,483	96.0%	$99,334	98.5%
Unitranche secured loans	983	0.6	1,001	1.0
Junior secured loans	3,889	2.5	—	—
Equity securities	1,285	0.9	472	0.5
Total	$154,640	100.0%	$100,807	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2020		December 31, 2019
Amortized Cost:
International	$1,962	1.2%	$1,966	2.0%
Midwest	28,513	17.8	11,942	12.0
Northeast	34,019	21.3	29,401	29.4
Southeast	31,928	19.9	16,122	16.1
Southwest	13,288	8.3	10,786	10.8
West	50,378	31.5	29,714	29.7
Total	$160,088	100.0%	$99,931	100.0%

	March 31, 2020		December 31, 2019
Fair Value:
International	$1,630	1.1%	$1,954	1.9%
Midwest	28,248	18.3	12,187	12.1
Northeast	32,973	21.3	29,762	29.5
Southeast	31,056	20.1	15,943	15.8
Southwest	12,419	8.0	10,948	10.9
West	48,314	31.2	30,013	29.8
Total	$154,640	100.0%	$100,807	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2020		December 31, 2019
Amortized Cost:
Aerospace & Defense	$4,968	3.1%	$4,740	4.7%
Automotive	7,238	4.5	3,800	3.8
Banking, Finance, Insurance & Real Estate	20,411	12.7	19,334	19.3
Beverage, Food & Tobacco	12,641	7.9	6,510	6.5
Capital Equipment	13,228	8.3	—	—
Consumer Goods: Durable	4,412	2.8	—	—
Consumer Goods: Non-Durable	1,223	0.8	1,226	1.2
Containers, Packaging & Glass	1,971	1.2	1,975	2.0
Energy: Oil & Gas	5,779	3.6	3,966	4.0
Healthcare & Pharmaceuticals	20,235	12.6	15,631	15.6
High Tech Industries	20,854	13.0	12,914	12.9
Media: Advertising, Printing & Publishing	10,228	6.4	7,078	7.1
Media: Broadcasting & Subscription	1,434	0.9	1,110	1.1
Media: Diversified & Production	2,967	1.9	2,965	3.0
Metals & Mining	829	0.5	—	—
Services: Business	17,634	11.0	9,058	9.1
Services: Consumer	5,087	3.2	3,265	3.3
Telecommunications	6,981	4.4	6,359	6.4
Transportation: Cargo	1,968	1.2	—	—
Total	$160,088	100.0%	$99,931	100.0%

	March 31, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,565	3.0%	$4,746	4.7%
Automotive	6,555	4.2	3,791	3.8
Banking, Finance, Insurance & Real Estate	19,966	12.9	19,589	19.4
Beverage, Food & Tobacco	12,605	8.1	6,629	6.6
Capital Equipment	13,205	8.5	—	—
Consumer Goods: Durable	4,334	2.8	—	—
Consumer Goods: Non-Durable	1,080	0.7	1,238	1.2
Containers, Packaging & Glass	1,980	1.3	1,985	2.0
Energy: Oil & Gas	4,707	3.0	4,052	4.0
Healthcare & Pharmaceuticals	19,295	12.5	15,452	15.3
High Tech Industries	20,813	13.5	13,180	13.1
Media: Advertising, Printing & Publishing	9,997	6.5	7,021	7.0
Media: Broadcasting & Subscription	1,420	0.9	1,118	1.1
Media: Diversified & Production	2,865	1.9	2,996	3.0
Metals & Mining	672	0.4	—	—
Services: Business	17,113	11.1	9,199	9.1
Services: Consumer	4,996	3.2	3,309	3.3
Telecommunications	6,805	4.4	6,502	6.4
Transportation: Cargo	1,667	1.1	—	—
Total	$154,640	100.0%	$100,807	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of March 31, 2020 and December 31, 2019, were categorized as Level 3 investments.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

The Board approved the fair value of the Company’s investment portfolio as of March 31, 2020 and these valuations were determined in accordance with the Company's valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of March 31, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$148,483	$148,483
Unitranche secured loans	—	—	983	983
Junior secured loans	—	—	3,889	3,889
Equity securities	—	—	1,285	1,285
Total investments	$—	$—	$154,640	$154,640

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$99,334	$99,334
Unitranche secured loans	—	—	1,001	1,001
Junior secured loans	—	—	—	—
Equity securities	—	—	472	472
Total investments	$—	$—	$100,807	$100,807

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged from 4.57% to 13.92% at March 31, 2020 and 5.30% to 13.92% at December 31, 2019. The maturity dates on the loans outstanding at March 31, 2020 range between April 2021 and December 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2020 and 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807
Net change in unrealized gain (loss) on investments	(6,262)	(15)	26	(73)	(6,324)
Purchases of investments and other adjustments to cost (1)	57,779	—	3,863	886	62,528
Proceeds from principal payments and sales of investments (2)	(2,368)	(3)	—	—	(2,371)
Balance as of March 31, 2020	$148,483	$983	$3,889	$1,285	$154,640

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$—	$—	$—	$—	$—
Net change in unrealized gain (loss) on investments	126	—	—	—	126
Purchases of investments and other adjustments to cost (1)	8,926	—	—	—	8,926
Proceeds from principal payments and sales of investments (2)	(5)	—	—	—	(5)
Balance as of March 31, 2019	$9,047	$—	$—	$—	$9,047

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2020 and 2019, attributable to Level 3 investments still held at March 31, 2020 and 2019, was ($6,286) and $126, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2020 and 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2020 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$81,647	Discounted cash flow	EBITDA multiples	9.0	x	6.5	x	18.5	x
			Market yields	8.4%		6.0%		11.0%
Senior secured loans	40,744	Discounted cash flow	Revenue multiples	6.6	x	2.9	x	10.3	x
			Market yields	8.9%		7.4%		15.1%
Senior secured loans	1,615	Enterprise value	Book value multiples	1.3	x	1.3	x	1.3	x
Unitranche secured loans	983	Discounted cash flow	Revenue multiples	1.0	x	1.0	x	1.0	x
			Market yields	7.0%		7.0%		7.0%
Junior secured loans	3,889	Discounted cash flow	EBITDA multiples	5.3	x	5.3	x	5.3	x
			Market yields	11.2%		11.2%		11.2%
Equity securities	1,242	Enterprise value	EBITDA multiples	10.5	x	7.3	x	18.5	x
Equity securities	43	Enterprise value	Revenue multiples	10.3	x	10.3	x	10.3	x
Total Level 3 Assets (1)	$130,163

(1)	Excludes loans of $24,477 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2019 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$30,352	Discounted cash flow	Revenue multiples	6.8	x	3.5	x	11.8	x
			Market yields	8.9%		7.9%		14.6%
Senior secured loans	44,981	Discounted cash flow	EBITDA multiples	10.8	x	7.5	x	19.5	x
			Market yields	8.0%		6.8%		10.6%
Unitranche secured loans	1,001	Discounted cash flow	Revenue multiples	1.4	x	1.4	x	1.4	x
			Market yields	7.0%		7.0%		7.0%
Equity securities	430	Enterprise value	EBITDA multiples	16.3	x	11.3	x	19.5	x
Equity securities	42	Enterprise value	Revenue multiples	11.8	x	11.8	x	11.8	x
Total Level 3 Assets (1)	$76,806

(1)	Excludes loans of $24,001 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of March 31, 2020 and December 31, 2019, the Company believes that the carrying value of its Credit Facility approximates fair value.

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). Base management fees for the three months ended March 31, 2020 and 2019 were $497 and $47, respectively. MC Advisors elected to voluntarily waive $260 and $47 of such base management fees for the three months ended March 31, 2020 and 2019, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement (the “Administration Agreement”) between the Company and Monroe Capital Management Advisors, LLC (“MC Management”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. MC Advisors is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.

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

The composition of the Company’s incentive fees was as follows:

	For the three months ended March 31,
	2020	2019
Part one incentive fees (1)	$241	$—
Part two incentive fees (2)	(132)	—
Incentive fees, excluding the impact of the incentive fee waiver	109	—
Incentive fee waiver (3)	(241)	—
Total incentive fees, net of incentive fee waiver	$(132)	$—

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2020 and 2019, the Company incurred $248 and $151, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $82 and $47, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2020 and December 31, 2019, $82 and $70, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

MC Management agreed to reimburse the Company for administrative expenses (not to include base management fees or credit facility expenses) incurred by the Company of zero and $166 for the three months ended March 31, 2020 and 2019, respectively. Accordingly, the Company has recorded a contra expense of zero and $166 on the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company has recorded receivables for the remaining reimbursement from MC Management within due from affiliates on the consolidated statements of assets and liabilities of $14 and $14, respectively.

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

As of March 31, 2020 and December 31, 2019, the Company had accounts payable to independent members of the Board of $15 and zero, respectively, representing accrued and unpaid fees for their services.

Note 6. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 218% and 320%, respectively.

The Company has a $75,000 Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On March 6, 2020, the Company amended the Credit Facility to extend the reinvestment period through April 10, 2020 as the Company negotiated a larger amendment to the Credit Facility. The Company incurred expenses of $4 in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings. See Note 11 for additional information.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 60% of the principal balance of its portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through April 10, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2020 and December 31, 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $141,734 and $91,441, respectively, and these investments are identified on the consolidated schedules of investments. As of March 31, 2020 and December 31, 2019, the Company had outstanding borrowings under the Credit Facility of $72,000 and $31,200, respectively.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until April 10, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of March 31, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 4.5% and 4.7%, respectively.

The composition of the Company’s interest and other debt financing expenses and average outstanding balances were as follows:

	Three months ended March 31,
	2020	2019
Interest expense	$401	$—
Unused commitment fees	56	4
Amortization of deferred financing costs	88	18
Total interest and other debt financing expenses	$545	$22
Average debt outstanding	$34,610	$—

Note 7. Distributions

The Company’s distributions are recorded on the applicable record date. There were no distributions declared during the three months ended March 31, 2020. The following table summarizes the distribution declared during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date (1)	Amount Per Share (2)	Distribution Declared
Three months ended March 31, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208
Total distributions declared			$0.20	$208

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net increase in net assets resulting from operations per share earned by the Company as determined in accordance with GAAP.

The following table summarizes the Company’s distributions reinvested during the three months ended March 31, 2020:

Payment Date	NAV Per Share	DRIP Shares Issued (1)	DRIP Shares Value (1)
Three months ended March 31, 2020:
March 17, 2020	$10.00	35,717	$357
Total proceeds		35,717	$357

(1)	The Company’s distribution reinvested pursuant to the DRIP was declared on December 13, 2019 and issued to the Company’s stockholders of record on December 20, 2019.

There were no distributions reinvested during the three months ended March 31, 2019.

Note 8. Stock Issuances

As of March 31, 2020, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following tables summarize the issuance of shares pursuant to the Private Offering during the three months ended March 31, 2020 and 2019:

Date	NAV Per Share	Shares Issued	Proceeds
Three months ended March 31, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
Total		2,036,841	$20,369

Date	NAV Per Share	Shares Issued	Proceeds
Three months ended March 31, 2019:
January 15, 2019	$10.00	1,017,500	$10,175
Total		1,017,500	$10,175

During the three months ended March 31, 2020 and 2019, the Company also issued 35,717 and zero shares, respectively, with an aggregate value of $357 and zero, respectively, under the DRIP as disclosed in Note 7.

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2020 and December 31, 2019, the Company had $11,940 and $14,324, respectively, in outstanding commitments to fund investments.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Per share data:
Net asset value at beginning of period	$10.00	$10.00
Net investment income (loss) (1)	0.20	0.10
Net gain (loss) (1)	(0.71)	0.15
Net increase (decrease) in net assets resulting from operations (1)	(0.51)	0.25
Stockholder distributions declared (2)	—	(0.20)
Other (3)	—	(0.05)
Net asset value at end of period	$9.49	$10.00
Net assets at end of period	$84,911	$10,176
Shares outstanding at end of period	8,947,090	1,017,600
Total return based on average net asset value (4)	(5.93)%	4.10%
Ratio/Supplemental data:
Ratio of expenses to average net assets without waivers and expense reimbursement (5)	7.04%	22.55%
Ratio of expenses to average net assets with waivers and expense reimbursement (5)	5.36%	2.14%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (5)	7.04%	(12.56)%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (5)	8.71%	7.86%
Portfolio turnover (6)	1.86%	0.05%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	Ratio is not annualized.

Note 11. Subsequent Events

The Company has evaluated subsequent events through May 15, 2020, the date on which the consolidated financial statements were issued.

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Credit Facility Amendment”). The terms of the Credit Facility Amendment become effective as of June 1, 2020. The Credit Facility Amendment includes modifications that reduce pricing, expand the investment eligibility parameters under the Credit Facility to include certain opportunistic investments, increase the advance rates available under the Credit Facility, extend the reinvestment period of the Credit Facility to May 1, 2023, and implement various modifications related to the COVID-19 pandemic. In addition, the Credit Facility Amendment implemented an uncommitted accordion feature to upsize the Credit Facility to $300,000 in the future, if needed.

On May 13, 2020, the Board declared a quarterly distribution of $0.20 per share payable on May 20, 2020 to holders of record on May 13, 2020.

On May 15, 2020, the Company issued 1,580,867 shares of common stock at $9.29 per share for proceeds of $14,686 pursuant to the Private Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2020. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company that was incorporated under the Maryland General Corporation Law on May 30, 2018. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019 and intend to qualify annually hereafter as a RIC.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of March 31, 2020, our portfolio included approximately 96.0% senior secured loans, 0.6% unitranche secured loans, 2.5% junior secured loans and 0.9% equity securities, compared to December 31, 2019, when our portfolio included approximately 98.5% senior secured loans, 1.0% unitranche secured loans and 0.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

We use Monroe Capital’s extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in senior secured, unitranche secured and junior secured debt of middle-market companies. Our investment size will vary proportionately with the size of our capital base. We believe that our focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, more expansive events of default, relatively small debt facilities that provide us with enhanced influence over our borrowers, direct access to borrower management and improved information flow.

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

The following table summarizes the issuance of shares pursuant to the Private Offering during the three months ended March 31, 2020 (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
January 2, 2020	$10.00	2,036,841	$20,369
Total proceeds		2,036,841	$20,369

During the three months ended March 31, 2020, we also issued 35,717 shares with an aggregate value of $0.4 million under our Dividend Reinvestment Plan (“DRIP”).

On January 15, 2019, we completed the initial closing of our Private Offering and commenced principal operations. As such, we had no substantive operating activities prior to January 15, 2019 and any references herein to the “three months ended March 31, 2019” are for the period from January 15, 2019 to March 31, 2019.

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

Portfolio and Investment Activity

During the three months ended March 31, 2020, we invested $55.2 million in 14 new portfolio companies, and $7.2 million in 17 existing portfolio companies, and had $2.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $60.0 million for the period.

During the three months ended March 31, 2019, we invested $8.9 million in seven new portfolio companies and had $5 thousand in aggregate amount of principal repayments, resulting in net investments of $8.9 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.7%	7.7%	8.0%	8.0%
Unitranche secured loans	5.6	6.2	6.4	7.0
Junior secured loans	9.8	9.8	—	—
Preferred equity securities	8.0	8.0	—	—
Total	7.7%	7.7%	8.0%	8.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio (in thousands):

	March 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$148,483	96.0%	$99,334	98.5%
Unitranche secured loans	983	0.6	1,001	1.0
Junior secured loans	3,889	2.5	—	—
Equity securities	1,285	0.9	472	0.5
Total	$154,640	100.0%	$100,807	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019, with a primary focus on senior secured loans. In addition to continuing to grow the senior secured loan portfolio, during the three months ended March 31, 2020, we also added a junior secured loan and three equity securities. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR.

The following table shows our portfolio composition by industry (in thousands):

	March 31, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,565	3.0%	$4,746	4.7%
Automotive	6,555	4.2	3,791	3.8
Banking, Finance, Insurance & Real Estate	19,966	12.9	19,589	19.4
Beverage, Food & Tobacco	12,605	8.1	6,629	6.6
Capital Equipment	13,205	8.5	—	—
Consumer Goods: Durable	4,334	2.8	—	—
Consumer Goods: Non-Durable	1,080	0.7	1,238	1.2
Containers, Packaging & Glass	1,980	1.3	1,985	2.0
Energy: Oil & Gas	4,707	3.0	4,052	4.0
Healthcare & Pharmaceuticals	19,295	12.5	15,452	15.3
High Tech Industries	20,813	13.5	13,180	13.1
Media: Advertising, Printing & Publishing	9,997	6.5	7,021	7.0
Media: Broadcasting & Subscription	1,420	0.9	1,118	1.1
Media: Diversified & Production	2,865	1.9	2,996	3.0
Metals & Mining	672	0.4	—	—
Services: Business	17,113	11.1	9,199	9.1
Services: Consumer	4,996	3.2	3,309	3.3
Telecommunications	6,805	4.4	6,502	6.4
Transportation: Cargo	1,667	1.1	—	—
Total	$154,640	100.0%	$100,807	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	147,286	95.2
3	7,354	4.8
4	—	—
5	—	—
Total	$154,640	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	98,728	97.9
3	2,079	2.1
4	—	—
5	—	—
Total	$100,807	100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Total investment income	$2,689	$104
Total expenses, net of fee waivers and expense reimbursement	913	22
Net investment income before income taxes	1,776	82
Income taxes, including excise taxes	12	—
Net investment income	1,764	82
Net change in unrealized gain (loss) on investments	(6,324)	126
Net gain (loss)	(6,324)	126
Net increase (decrease) in net assets resulting from operations	$(4,560)	$208

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest income	$2,470	$101
PIK interest income	29	—
Dividend income(1)	10	—
Prepayment gain (loss)	55	—
Accretion of discounts and amortization of premium	125	3
Total investment income	$2,689	$104

(1)	Includes PIK dividends of $10 and zero, respectively.

The increase in investment income of $2.6 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to growth in the portfolio as we commenced operations on January 15, 2019.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest and other debt financing expenses	$545	$22
Base management fees, net of base management fee waiver (1)	237	—
Incentive fees, net of incentive fee waiver (2)	(132)	—
Professional fees	82	60
Administrative service fees	82	47
General and administrative expenses	84	44
Directors’ fees	15	15
Expenses before expense reimbursement, net of fee waivers	913	188
Expense reimbursement (3)	—	(166)
Total expenses, net of fee waivers and expense reimbursement	$913	$22

(1)	Base management fees for the three months ended March 31, 2020 and 2019 were $497 and $47, respectively. MC Advisors elected to voluntarily waive $260 and $47 of such base management fees for the three months ended March 31, 2020 and 2019, respectively.
(2)	Incentive fees for the three months ended March 31, 2020 were $109, comprised of part one incentive fees of $241 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $241 during the three months ended March 31, 2020. There were no incentive fees for the three months ended March 31, 2019. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.
(3)	MC Management agreed to reimburse us for administrative expenses (not to include base management fees or credit facility expenses) incurred by us of zero and $166 for the three months ended March 31, 2020 and 2019, respectively.

The composition of our interest and other debt financing expenses and average outstanding balances were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest expense	$401	$—
Unused commitment fees	56	4
Amortization of deferred financing costs	88	18
Total interest and other debt financing expenses	$545	$22
Average debt outstanding	$34,610	$—

The increase in expenses of $0.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily the result of the growth in interest expense on our revolving credit facility and base management fees as a result of the growth of our investment portfolio. Additionally, MC Advisors waived base management fees and MC management reimbursed us for administrative expenses incurred during the three months ended March 31, 2019 to assist with our launch.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2020 and 2019, we recorded a net expense on the consolidated statements of operations of $12 thousand and zero, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2020 and 2019, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2020 and 2019, we did not have any sales of investments and therefore did not incur any realized gains or losses.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2020 and 2019, our investments had ($6.3) million and $0.1 million of net change in unrealized gain (loss), respectively. During the three months ended March 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. The net unrealized losses on the investment portfolio were primarily attributable to broad market movements and widening credit spreads as investors expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. The fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was ($4.6) million and $0.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($0.51) and $0.25, respectively. The ($4.8) million decrease during the three months ended March 31, 2020, as compared to March 31, 2019, is primarily the result of an increase in net mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income.

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

As of March 31, 2020, we had $3.2 million in cash, $2.2 million in restricted cash at the SPV, and $72.0 million of debt outstanding on our revolving credit facility. We had $3.0 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

Cash Flows

For the three months ended March 31, 2020 and 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $1.4 million and $11.0 million, respectively. For the three months ended March 31, 2020, operating activities used $58.8 million of cash, primarily as a result of purchases of portfolio investments. For the three months ended March 31, 2019, operating activities provided $1.1 million, primarily as a result of an unsettled U.S. Treasury Bill purchase, partially offset by purchases of portfolio investments. For the three months ended March 31, 2020, we generated $60.1 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility. For the three months ended March 31, 2019, we generated $9.9 million from financing activities, primary as results of proceeds from the issuance of common stock.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, including our current Private Offering, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. We may also use available funds to repay outstanding borrowings.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of March 31, 2020 and December 31, 2019, we had 8,947,090 and 6,874,532 shares outstanding, respectively.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on aggregate borrowings outstanding was 218% and 320%, respectively.

Borrowings

We have a $75.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. On March 6, 2020, we amended the Credit Facility to extend the reinvestment period through April 10, 2020 as we negotiated a larger amendment to the Credit Facility. We incurred expenses of $4 thousand in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings. See “Recent Developments” below for additional information.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 60% of the principal balance of our portfolio company investments depending on how many portfolio companies are pledged as collateral in the SPV. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through April 10, 2020. The maturity date of the Credit Facility is March 12, 2021. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2020 and December 31, 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $141.7 million and $91.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of March 31, 2020 and December 31, 2019, we had outstanding borrowings under the Credit Facility of $72.0 million and $31.2 million, respectively.

Borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option) plus 3.00% until April 10, 2020 and LIBOR plus 3.25% thereafter. In addition to the stated interest rate on borrowings, the SPV was required to pay an unused commitment fee of 0.35% from the closing date until June 11, 2019, and thereafter (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of March 31, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 4.5% and 4.7%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions declared to stockholders for the three months ended March 31, 2020 and 2019 totaled zero and $0.2 million ($0.20 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year.

We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 5 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board, is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

 Commitments and Contingencies

As of March 31, 2020, and December 31, 2019, we had outstanding commitments to fund investments totaling $11.9 million and $14.3 million, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Market Trends

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly across the world, including to the United States. This outbreak has led to disruptions in local, regional, national and global markets and economies affected thereby and will continue to cause disruptions for an unknown and potentially significant amount of time. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. It is currently impossible to determine the scope of this or any future outbreak, how long any such outbreak and market disruption, volatility or uncertainty may last, the effect any governmental actions and changes in base interest rates will have or the full potential impact on us, our industry and our portfolio companies.

We have also identified the following general trends that may affect our business:

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

Recent Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are actively monitoring the situation and continue to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q.

On May 1, 2020, we entered into an amendment to our Credit Facility (the “Credit Facility Amendment”). The terms of the Credit Facility Amendment become effective as of June 1, 2020. The Credit Facility Amendment includes modifications that reduce pricing, expand the investment eligibility parameters under the Credit Facility to include certain opportunistic investments, increase the advance rates available under the Credit Facility, extend the reinvestment period of the Credit Facility to May 1, 2023, and implement various modifications related to the COVID-19 pandemic. In addition, the Credit Facility Amendment implemented an uncommitted accordion feature to upsize the Credit Facility to $300.0 million in the future, if needed.

On May 13, 2020, our Board declared a quarterly distribution of $0.20 per share payable on May 20, 2020 to holders of record on May 13, 2020.

On May 15, 2020, we issued 1,580,867 shares of common stock at $9.29 per share for proceeds of $14.7 million pursuant to the Private Offering.

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

Our Board approved the fair value of our investment portfolio as of March 31, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

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

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 15% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

During the three months ended March 31, 2020, we reversed the accrual of the capital gains incentive fee based on the performance of our portfolio. During the three months ended March 31, 2019, we did not accrue capital gains incentive fees.

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. We have adopted ASU 2018-13 and the adoption did not have a significant impact on our consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II – Other Information, Item 1A. Risk Factors, “Risk Factors – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors, which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility has a floating interest rate provision and other credit facilities into which we may enter in the future may also have floating interest rate provisions.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(225)	$(180)	$(45)
Up 100 basis points	1,075	720	355
Up 200 basis points	2,692	1,440	1,252
Up 300 basis points	4,309	2,160	2,149

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in some cases have required us to amend certain terms, including payment terms. In addition, an extended duration of the COVID-19 pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of March 31, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of March 31, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

Further, from an operational perspective, MC Advisors’ investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a long-term world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2020, we issued 2,036,841 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share for proceeds of $20,368,410.

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 15, 2020, we issued 1,580,867 shares of our common stock, par value $0.001 per share, at a price of $9.29 per share for proceeds of $14,686,250.

The sale of shares of our common stock was made pursuant to subscription agreements entered into by us, on the one hand, and each of our investors, on the other hand. The issuance and sale of the shares of our common stock are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

10.1	Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 1, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: May 15, 2020	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation

