Form 10-Q
period 2020-06-30
Monroe Capital Income Plus Corp
filed 2020-08-12
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020 the registrant had 10,581,364 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $158,908 and $99,931, respectively)	$155,594	$100,807
Cash and cash equivalents	2,332	2,223
Restricted cash	3,209	1,841
Interest receivable	690	414
Due from affiliates	—	14
Other assets	77	6
Total assets	161,902	105,305

LIABILITIES
Debt:
Revolving credit facility	56,700	31,200
Less: Unamortized deferred financing costs	(827)	(84)
Total debt, less unamortized deferred financing costs	55,873	31,116
Interest payable	565	297
Payable for unsettled trades	1,968	2,796
Management fees payable	266	302
Incentive fees payable	—	132
Distributions payable	—	1,387
Accounts payable and accrued expenses	640	530
Total liabilities	59,312	36,560
Net assets	$102,590	$68,745

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 10,581 and 6,875 shares issued and outstanding, respectively	$11	$7
Capital in excess of par value	104,633	68,718
Accumulated undistributed (overdistributed) earnings	(2,054)	20
Total net assets	$102,590	$68,745

Net asset value per share	$9.70	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income:
Interest and dividend income	$3,250	$618	$5,939	$722
Total investment income	3,250	618	5,939	722

Operating expenses:
Interest and other debt financing expenses	621	161	1,166	183
Base management fees	602	119	1,099	166
Incentive fees	314	30	423	30
Professional fees	99	58	181	118
Administrative service fees	78	55	160	102
General and administrative expenses	55	70	139	114
Directors' fees	15	20	30	35
Expenses before fee waivers and expense reimbursement	1,784	513	3,198	748
Base management fee waiver	(336)	(119)	(596)	(166)
Incentive fee waiver	(314)	—	(555)	—
Expense reimbursement	—	(204)	—	(370)
Total expenses, net of fee waivers and expense reimbursement	1,134	190	2,047	212
Net investment income before income taxes	2,116	428	3,892	510
Income taxes, including excise taxes	—	—	12	—
Net investment income	2,116	428	3,880	510

Net gain (loss):
Net change in unrealized gain (loss) on investments	2,134	73	(4,190)	199
Net gain (loss)	2,134	73	(4,190)	199

Net increase (decrease) in net assets resulting from operations	$4,250	$501	$(310)	$709

Per common share data:
Net investment income per share - basic and diluted	$0.22	$0.15	$0.42	$0.27
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.44	$0.17	$(0.03)	$0.38
Weighted average common shares outstanding - basic and diluted	9,770	2,866	9,321	1,863

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at March 31, 2019	1,018	$1	$10,175	$—	$10,176
Net investment income	—	—	—	428	428
Net change in unrealized gain (loss) on investments	—	—	—	73	73
Issuance of common stock	1,893	2	18,929	—	18,931
Distributions declared and payable to stockholders	—	—	—	(501)	(501)
Stock issued in connection with dividend reinvestment plan	8	—	85	—	85
Balances at June 30, 2019	2,919	$3	$29,189	$—	$29,192

Balances at March 31, 2020	8,947	$9	$89,442	$(4,540)	$84,911
Net investment income	—	—	—	2,116	2,116
Net change in unrealized gain (loss) on investments	—	—	—	2,134	2,134
Issuance of common stock	1,581	2	14,684	—	14,686
Distributions declared and payable to stockholders	—	—	—	(1,764)	(1,764)
Stock issued in connection with dividend reinvestment plan	53	—	507	—	507
Balances at June 30, 2020	10,581	$11	$104,633	$(2,054)	$102,590

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2018	—	$—	$1	$—	$1
Net investment income	—	—	—	510	510
Net change in unrealized gain (loss) on investments	—	—	—	199	199
Issuance of common stock	2,911	3	29,103	—	29,106
Distributions declared and payable to stockholders	—	—	—	(709)	(709)
Stock issued in connection with dividend reinvestment plan	8	—	85	—	85
Balances at June 30, 2019	2,919	$3	$29,189	$—	$29,192

Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745
Net investment income	—	—	—	3,880	3,880
Net change in unrealized gain (loss) on investments	—	—	—	(4,190)	(4,190)
Issuance of common stock	3,617	4	35,051	—	35,055
Distributions declared and payable to stockholders	—	—	—	(1,764)	(1,764)
Stock issued in connection with dividend reinvestment plan	89	—	864	—	864
Balances at June 30, 2020	10,581	$11	$104,633	$(2,054)	$102,590

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(310)	$709
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	4,190	(199)
Payment-in-kind interest income	(83)	(2)
Net accretion of discounts and amortization of premiums	(274)	(16)
Purchases of investments	(63,141)	(40,176)
Proceeds from principal payments and sale of investments	4,521	165
Amortization of deferred financing costs	137	104
Changes in operating assets and liabilities:
Interest receivable	(276)	(174)
Due from affiliates	14	(323)
Other assets	(71)	(5)
Interest payable	268	74
Payable for unsettled trades	(828)	739
Management fees payable	(36)	—
Incentive fees payable	(132)	30
Due to broker	—	2,000
Accounts payable and accrued expenses	110	263
Net cash provided by (used in) operating activities	(55,911)	(36,811)

Cash flows from financing activities:
Borrowings on revolving credit facility	62,300	11,700
Repayments of revolving credit facility	(36,800)	—
Payments of deferred financing costs	(880)	(395)
Proceeds from issuance of common shares	35,055	29,106
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $864 and $85, respectively	(2,287)	(123)
Net cash provided by (used in) financing activities	57,388	40,288

Net increase (decrease) in Cash and Cash equivalents and Restricted cash	1,477	3,477
Cash, Cash equivalents and Restricted cash, beginning of period	4,064	1
Cash, Cash equivalents and Restricted cash, end of period	$5,541	$3,478

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$761	$5
Cash paid for excise taxes during the period	$25	$—

The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$2,332	$2,223
Restricted cash	3,209	1,841
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$5,541	$4,064

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$2,843	$1
Restricted cash	635	—
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$3,478	$1

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+ 4.25%	4.43%	5/2/2019	5/8/2026	1,683	$1,676	$1,481	1.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+ 6.00%	7.00%	12/24/2019	7/25/2025	1,036	1,017	998	1.0%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+ 6.00%	7.00%	7/25/2019	7/25/2025	1,985	1,949	1,912	1.9%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L+ 6.00%	7.00%	7/25/2019	7/25/2024	316	126	122	0.1%
					5,020	4,768	4,513	4.4%
Automotive
Rough Country, LLC (g)	L+ 3.50%	4.57%	4/17/2019	5/25/2023	1,346	1,342	1,278	1.2%
Truck-Lite Co., LLC (g)	L+ 6.25%	7.32%	3/11/2020	12/14/2026	3,470	3,436	3,447	3.4%
Truck-Lite Co., LLC (Delayed Draw) (h) (i)	L+ 6.25%	7.32%	3/11/2020	12/14/2026	513	—	—	0.0%
Wheel Pros, LLC (g)	L+ 4.75%	4.93%	5/13/2019	4/4/2025	2,468	2,447	2,274	2.2%
					7,797	7,225	6,999	6.8%
Banking, Finance, Insurance & Real Estate
777 SPV I, LLC (Delayed Draw) (i) (j)	L+ 8.50%	10.25%	4/15/2019	4/14/2023	1,675	1,660	1,677	1.6%
Avison Young (USA), Inc. (g) (j) (k)	L+ 5.00%	5.30%	4/26/2019	1/30/2026	1,975	1,958	1,824	1.8%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+ 6.50%	7.50%	9/9/2019	9/9/2024	2,978	2,926	2,996	2.9%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L+ 6.50%	7.50%	9/9/2019	9/9/2024	429	—	—	0.0%
Kudu Investment Holdings, LLC (g) (j)	L+ 6.25%	7.25%	12/23/2019	12/23/2025	2,750	2,705	2,717	2.6%
Kudu Investment Holdings, LLC (Delayed Draw) (h) (i) (j)	L+ 6.25%	7.25%	12/23/2019	12/23/2025	1,833	820	811	0.8%
Kudu Investment Holdings, LLC (Revolver) (h) (j)	L+ 6.25%	7.25%	12/23/2019	12/23/2025	241	—	—	0.0%
TCP-NG (U.S.), LLC (g) (j)	L+ 7.25%	8.75%	8/23/2019	8/22/2024	1,619	1,596	1,566	1.5%
TCP-NG (U.S.), LLC (Revolver) (h) (j)	L+ 7.25%	8.75%	8/23/2019	8/22/2024	105	—	—	0.0%
Team RMS, LLC (g)	L+ 6.00%	7.50%	9/20/2019	9/20/2024	7,940	7,821	7,899	7.7%
Team RMS, LLC	L+ 6.00%	7.50%	9/20/2019	9/20/2024	366	366	364	0.4%
Team RMS, LLC (Revolver) (h)	L+ 6.00%	7.50%	9/20/2019	9/20/2024	643	415	415	0.5%
					22,554	20,267	20,269	19.8%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	5,955	5,851	5,913	5.8%
Huff Hispanic Food Holdings, LLC (Delayed Draw) (h) (i)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	333	—	—	0.0%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	1,286	300	298	0.3%
LX/JT Intermediate Holdings, Inc. (g)	L+ 6.00%	7.50%	3/11/2020	3/11/2025	5,946	5,834	5,801	5.6%
LX/JT Intermediate Holdings, Inc. (Revolver) (h)	L+ 6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					14,020	11,985	12,012	11.7%
Capital Equipment
MCP Shaw Acquisitionco, LLC (g)	L+ 6.50%	7.50%	2/28/2020	11/28/2025	7,980	7,831	7,808	7.6%
MCP Shaw Acquisitionco, LLC (Revolver)	L+ 6.50%	7.50%	2/28/2020	11/28/2025	1,427	1,427	1,396	1.4%
					9,407	9,258	9,204	9.0%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC (g)	L+ 8.00%	9.50%		2/24/2020	2/14/2025	4,425	$4,342	$4,263	4.2%
						4,425	4,342	4,263	4.2%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L+ 5.75%	5.93%		2/14/2019	12/19/2025	1,231	1,221	1,213	1.2%
						1,231	1,221	1,213	1.2%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+ 5.00%	6.08%		4/8/2019	3/17/2025	1,975	1,966	1,975	1.9%
						1,975	1,966	1,975	1.9%
Energy: Oil & Gas
BJ Services, LLC (g)	L+ 7.00%	8.50%		1/28/2019	1/3/2023	1,900	1,887	1,898	1.9%
BW Gas & Convenience Holdings, LLC (g)	L+ 6.25%	6.43%		11/15/2019	11/18/2024	2,089	2,012	2,034	2.0%
Fieldwood Energy, LLC (g)	L+ 5.25%	6.25	%(l)	1/11/2020	4/11/2022	1,000	867	199	0.2%
Par Petroleum, LLC (g)	L+ 6.75%	7.97%		1/27/2020	1/12/2026	987	994	866	0.8%
						5,976	5,760	4,997	4.9%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+ 6.75%	6.50% Cash/ 1.25% PIK		4/8/2019	4/8/2024	1,740	1,712	1,625	1.6%
Apotheco, LLC (Revolver)	L+ 6.75%	6.50% Cash/ 1.25% PIK		4/8/2019	4/8/2024	455	455	425	0.4%
Ascent Midco, LLC (g)	L+ 5.75%	6.75%		2/5/2020	2/5/2025	2,487	2,442	2,452	2.4%
Ascent Midco, LLC (h)	L+ 5.75%	6.75%		2/5/2020	2/5/2025	1,014	—	—	0.0%
Ascent Midco, LLC (Revolver) (h)	L+ 5.75%	6.75%		2/5/2020	2/5/2025	403	131	129	0.1%
ERC Finance, LLC (g)	L+ 4.50%	5.57%		4/23/2019	9/20/2024	1,975	1,946	1,728	1.7%
nThrive, Inc. (g)	L+ 4.50%	5.50%		5/3/2019	10/20/2022	2,468	2,426	2,052	2.0%
QF Holdings, Inc. (g)	L+ 7.00%	8.00%		9/19/2019	9/19/2024	4,550	4,471	4,470	4.4%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	8.00%		9/19/2019	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+ 7.00%	8.00%		9/19/2019	9/19/2024	546	73	72	0.1%
WebPT, Inc. (g)	L+ 6.75%	7.75%		8/28/2019	8/28/2024	5,000	4,914	5,030	4.9%
WebPT, Inc. (Delayed Draw) (h) (i)	L+ 6.75%	7.75%		8/28/2019	8/28/2024	625	—	—	0.0%
WebPT, Inc. (Revolver)	L+ 6.75%	7.75%		8/28/2019	8/28/2024	521	521	521	0.4%
						22,694	19,091	18,504	18.0%
High Tech Industries
Acquia, Inc. (g)	L+ 7.00%	8.00%		11/1/2019	10/31/2025	5,429	5,331	5,501	5.4%
Acquia, Inc. (Revolver) (h)	L+ 7.00%	8.00%		11/1/2019	10/31/2025	588	—	—	0.0%
Instructure, Inc. (g)	L+ 7.00%	8.00%		3/24/2020	3/24/2026	8,978	8,869	8,937	8.7%
Instructure, Inc. (Revolver) (h)	L+ 7.00%	8.00%		3/24/2020	3/24/2026	697	—	—	0.0%
Mindbody, Inc. (g)	L+ 8.50%	8.00% Cash/ 1.50% PIK		2/15/2019	2/14/2025	1,812	1,782	1,735	1.7%
Mindbody, Inc. (Revolver)	L+ 8.00%	9.07%		2/15/2019	2/14/2025	190	190	182	0.2%
Recorded Future, Inc. (g)	L+ 6.25%	7.25%		7/3/2019	7/3/2025	3,667	3,602	3,740	3.6%
Recorded Future, Inc. (Delayed Draw) (h) (i)	L+ 6.25%	7.25%		7/3/2019	7/3/2025	293	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L+ 6.25%	7.25%		7/3/2019	7/3/2025	440	293	293	0.3%
Transact Holdings, Inc. (g)	L+ 4.75%	4.93%		4/18/2019	4/30/2026	744	733	677	0.6%
						22,838	20,800	21,065	20.5%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+ 5.00%	6.07%	5/9/2019	5/21/2026	2,192	$2,166	$1,754	1.7%
NTM Acquisition Corp. (g)	L+ 6.25%	7.25%	4/18/2019	6/7/2022	4,841	4,823	4,357	4.2%
XanEdu Publishing, Inc. (g)	L+ 6.50%	7.50%	1/28/2020	1/28/2025	2,494	2,448	2,473	2.5%
XanEdu Publishing, Inc. (Revolver) (h)	L+ 6.50%	7.50%	1/28/2020	1/28/2025	651	649	644	0.6%
					10,178	10,086	9,228	9.0%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+ 12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	187	187	186	0.2%
Vice Group Holding, Inc.	L+ 12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	976	969	969	0.9%
Vice Group Holding, Inc.	L+ 12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	306	306	304	0.3%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+ 12.00%	13.50%	5/2/2019	11/2/2022	120	—	—	0.0%
					1,589	1,462	1,459	1.4%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+ 6.25%	7.25%	2/28/2019	2/28/2024	1,000	985	984	1.0%
Crownpeak Technology, Inc.	L+ 6.25%	7.25%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+ 6.25%	7.25%	2/28/2019	2/28/2024	42	—	—	0.0%
Picture Heads Midco, LLC (g)	L+ 6.75%	7.75%	8/26/2019	8/31/2023	2,000	1,970	1,869	1.8%
					3,057	2,970	2,868	2.8%
Metals & Mining
Contura Energy, Inc. (g)	L+ 7.00%	9.00%	1/15/2020	6/14/2024	995	834	656	0.6%
					995	834	656	0.6%
Services: Business
Arcserve (USA), LLC (g)	L+ 5.50%	6.50%	5/1/2019	5/1/2024	1,408	1,386	1,363	1.4%
Certify, Inc. (g)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	1,000	988	995	1.0%
Certify, Inc. (Delayed Draw) (h) (i)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	136	114	113	0.1%
Certify, Inc. (Revolver) (h)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	46	7	7	0.0%
Evergreen Skills LUX S.A.R.L. (g)	L+ 4.75%	5.75%	1/28/2020	4/28/2021	1,496	1,295	940	0.9%
Governmentjobs.com, Inc. (g)	L+ 6.50%	7.50%	2/5/2020	2/5/2026	7,000	6,869	6,808	6.6%
Governmentjobs.com, Inc. (Revolver) (h)	L+ 6.50%	7.50%	2/5/2020	2/5/2026	933	70	68	0.1%
HS4 Acquistionco, Inc. (g)	L+ 6.75%	7.75%	7/9/2019	7/9/2025	4,000	3,930	3,906	3.8%
HS4 Acquistionco, Inc. (Revolver) (h)	L+ 6.75%	7.75%	7/9/2019	7/9/2025	325	106	103	0.1%
Kaseya Traverse, Inc. (m)	L+ 7.00%	5.09% Cash/ 3.00% PIK	5/3/2019	5/2/2025	2,717	2,671	2,650	2.6%
Kaseya Traverse, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	5.09% Cash/ 3.00% PIK	5/3/2019	5/2/2025	302	40	39	0.0%
Kaseya Traverse, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	5.09% Cash/ 3.00% PIK	3/4/2020	3/4/2022	121	—	—	0.0%
Kaseya Traverse, Inc. (Revolver) (h)	L+ 6.50%	7.50%	5/3/2019	5/2/2025	211	209	204	0.2%
					19,695	17,685	17,196	16.8%
Services: Consumer
Light Wave Dental Management, LLC (g)	L+ 4.50%	6.50%	8/1/2019	1/2/2024	1,227	1,212	1,205	1.2%
Light Wave Dental Management, LLC (g)	L+ 4.50%	6.50%	12/1/2019	1/2/2024	233	230	228	0.2%
Light Wave Dental Management, LLC (g)	L+ 4.50%	6.50%	12/1/2019	1/2/2024	443	437	435	0.5%
Light Wave Dental Management, LLC (g)	L+ 4.50%	6.50%	12/6/2019	1/2/2024	121	121	119	0.1%
Light Wave Dental Management, LLC (g)	L+ 4.50%	6.50%	12/6/2019	1/2/2024	1,292	1,292	1,269	1.2%
Light Wave Dental Management, LLC (g)	L+ 4.50%	6.50%	2/12/2020	1/2/2024	63	62	62	0.1%
Light Wave Dental Management, LLC	L+ 4.50%	6.50%	12/6/2019	1/2/2024	361	356	354	0.3%
Light Wave Dental Management, LLC	L+ 4.50%	6.50%	8/1/2019	1/2/2024	244	244	239	0.2%
Light Wave Dental Management, LLC (Revolver)	L+ 4.50%	6.50%	8/1/2019	1/2/2024	128	128	126	0.1%
					4,112	4,082	4,037	3.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Telecommunications
DataOnline Corp. (g)	L+ 5.75%	6.75%	11/13/2019	11/13/2025	6,468	$6,338	$6,151	6.0%
DataOnline Corp. (Revolver) (h)	L+ 5.75%	6.75%	11/13/2019	11/13/2025	844	633	602	0.6%
					7,312	6,971	6,753	6.6%
Transportation: Cargo
Pasha Group (g) (n)	L+ 7.50%	8.50%	2/25/2020	1/26/2023	1,961	1,968	1,814	1.8%
					1,961	1,968	1,814	1.8%
Total Senior Secured Loans					166,836	152,741	149,025	145.3%

Unitranche Secured Loans (o)
Services: Consumer
QuoteLab, LLC (g)	L+ 4.60%	5.60%	2/26/2019	2/26/2025	997	982	992	1.0%
					997	982	992	1.0%
Total Unitranche Secured Loans					997	982	992	1.0%

Junior Secured Loans
Capital Equipment
ALTA Enterprises, LLC (g) (j)	L+ 8.00%	9.80%	2/14/2020	8/13/2025	3,950	3,820	3,934	3.8%
					3,950	3,820	3,934	3.8%
Total Junior Secured Loans					3,950	3,820	3,934	3.8%

Equity Securities (p) (q)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (257,143 Class A common units)	—	— (r)	9/9/2019	—	—	268	277	0.2%
						268	277	0.2%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	— (r)	10/18/2019	—	—	171	162	0.2%
						171	162	0.2%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units)	—	— (r)	2/28/2020	—	—	95	105	0.1%
						95	105	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	L+ 8.00%	8.00% PIK	2/5/2020	—	—	726	978	1.0%
						726	978	1.0%
High Tech Industries
Recorded Future, Inc. (40,040 Class A units) (s)	—	— (r)	7/3/2019	—	—	40	49	0.0%
						40	49	0.0%
Media: Advertising, Printing & Publishing
XanEdu Publishing, Inc. (65,104 Class A units)	L+ 8.00%	8.00% PIK	1/28/2020	—	—	65	72	0.1%
						65	72	0.1%
Total Equity Securities						1,365	1,643	1.6%

TOTAL INVESTMENTS						$158,908	$155,594	151.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

(a) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.

(b) All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company.

(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR interest rate floor or interest rate cap.

(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2020 represented 151.7% of the Company’s net assets or 96.1% of the Company’s total assets, are subject to legal restrictions on sales.

(e) Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(f) Percentages are based on net assets of $102,590 as of June 30, 2020.

(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).

(h) All or a portion of this commitment was unfunded at June 30, 2020. As such, interest is earned only on the funded portion of this commitment.

(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.

(j) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, non-qualifying assets totaled 7.7% of the Company’s total assets.

(k) This is an international company.

(l) This position was on non-accrual status as of June 30, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(m) A portion of this loan (principal of $2,536) is held in the SPV as collateral for the revolving Credit Facility.

(n) Investment position or portion thereof unsettled as of June 30, 2020.

(o) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(p) Represents less than 5% ownership of the portfolio company's voting securities.

(q) Ownership of certain equity investments may occur through a holding company or partnership.

(r) Represents a non-income producing security.

(s) As of June 30, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.

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

On January 15, 2019, the Company completed the initial closing of its Private Offering and commenced principal operations. As such, the Company had no substantive operating activities prior to January 15, 2019 and any references herein to the “six months ended June 30, 2019” are for the period from January 15, 2019 to June 30, 2019.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2020 and 2019, the Company did not receive any return of capital distributions from its equity investments.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid incurring corporate U.S. federal income tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $2,780 and $1,661 as of June 30, 2020 and December 31, 2019, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2020 totaled $14 and $1,686, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2019 totaled $458 and $603, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2020	2019
Interest income	$3,021	$586
PIK interest income	54	2
Dividend income (1)	16	—
Fee income	—	15
Prepayment gain (loss)	10	2
Accretion of discounts and amortization of premium	149	13
Total investment income	$3,250	$618

	Six months ended June 30,
	2020	2019
Interest income	$5,491	$687
PIK interest income	83	2
Dividend income (2)	26	—
Fee income	—	15
Prepayment gain (loss)	65	2
Accretion of discounts and amortization of premium	274	16
Total investment income	$5,939	$722

(1)	Includes PIK dividends of $16 and zero, respectively.
(2)	Includes PIK dividends of $26 and zero, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $199 at June 30, 2020 and the Company had no investments on non-accrual status at December 31, 2019.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. The Company may accomplish this in several ways, including by purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, by temporarily drawing down on the Credit Facility or by effectuating other balance sheet transactions as are deemed appropriate for this purpose. There were no cash equivalents outstanding on the Company’s consolidated statements of assets and liabilities as of June 30, 2020 and December 31, 2019.

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to use for the originations of new investments, the repayment of outstanding debt under the Credit Facility and the related payment of interest expense and the quarterly release of earnings to the Company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2020 and December 31, 2019, the Company had unamortized deferred financing costs of $827 and $84, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2020 was $49 and $137, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2019 was $86 and $104, respectively.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to the Company’s organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents. There were no organization or offering costs incurred or outstanding on the consolidated financial statements as of June 30, 2020 and December 31, 2019.

As of both June 30, 2020 and December 31, 2019, MC Management has incurred organizational and offering costs of approximately $419 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425 for organization and offering costs. If the expenses incurred are greater than $425, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425. As these costs have not exceeded the amount to be reimbursed by MC Management as of both June 30, 2020 and December 31, 2019, no such costs have been recorded by the Company.

Income Taxes

On January 14, 2019, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2019, and intends to qualify annually as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2020, the Company recorded a net expense on the consolidated statements of operations of zero and $12, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2019, the Company did not record a net expense on the consolidated statements of operations for U.S. federal excise tax. As of June 30, 2020 and December 31, 2019, the Company recorded an accrual for excise taxes of $7 and $20, respectively.

Certain of the Company’s consolidated subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2020 and 2019, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2020. The 2018 and 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2020, except as disclosed in Note 11.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2020.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$152,741	96.1%	$98,479	98.5%
Unitranche secured loans	982	0.6	984	1.0
Junior secured loans	3,820	2.4	—	—
Equity securities	1,365	0.9	468	0.5
Total	$158,908	100.0%	$99,931	100.0%

	June 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$149,025	95.8%	$99,334	98.5%
Unitranche secured loans	992	0.6	1,001	1.0
Junior secured loans	3,934	2.5	—	—
Equity securities	1,643	1.1	472	0.5
Total	$155,594	100.0%	$100,807	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2020		December 31, 2019
Amortized Cost:
International	$1,958	1.2%	$1,966	2.0%
Midwest	27,938	17.6	11,942	12.0
Northeast	34,248	21.6	29,401	29.4
Southeast	31,503	19.8	16,122	16.1
Southwest	13,219	8.3	10,786	10.8
West	50,042	31.5	29,714	29.7
Total	$158,908	100.0%	$99,931	100.0%

	June 30, 2020		December 31, 2019
Fair Value:
International	$1,824	1.2%	$1,954	1.9%
Midwest	28,116	18.1	12,187	12.1
Northeast	33,156	21.3	29,762	29.5
Southeast	30,707	19.7	15,943	15.8
Southwest	12,523	8.0	10,948	10.9
West	49,268	31.7	30,013	29.8
Total	$155,594	100.0%	$100,807	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2020		December 31, 2019
Amortized Cost:
Aerospace & Defense	$4,768	3.0%	$4,740	4.7%
Automotive	7,225	4.6	3,800	3.8
Banking, Finance, Insurance & Real Estate	20,535	12.9	19,334	19.3
Beverage, Food & Tobacco	12,156	7.6	6,510	6.5
Capital Equipment	13,173	8.3	—	—
Consumer Goods: Durable	4,342	2.7	—	—
Consumer Goods: Non-Durable	1,221	0.8	1,226	1.2
Containers, Packaging & Glass	1,966	1.2	1,975	2.0
Energy: Oil & Gas	5,760	3.6	3,966	4.0
Healthcare & Pharmaceuticals	19,817	12.6	15,631	15.6
High Tech Industries	20,840	13.1	12,914	12.9
Media: Advertising, Printing & Publishing	10,151	6.4	7,078	7.1
Media: Broadcasting & Subscription	1,462	0.9	1,110	1.1
Media: Diversified & Production	2,970	1.9	2,965	3.0
Metals & Mining	834	0.5	—	—
Services: Business	17,685	11.1	9,058	9.1
Services: Consumer	5,064	3.2	3,265	3.3
Telecommunications	6,971	4.4	6,359	6.4
Transportation: Cargo	1,968	1.2	—	—
Total	$158,908	100.0%	$99,931	100.0%

	June 30, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,513	2.9%	$4,746	4.7%
Automotive	6,999	4.6	3,791	3.8
Banking, Finance, Insurance & Real Estate	20,546	13.2	19,589	19.4
Beverage, Food & Tobacco	12,174	7.8	6,629	6.6
Capital Equipment	13,243	8.5	—	—
Consumer Goods: Durable	4,263	2.7	—	—
Consumer Goods: Non-Durable	1,213	0.8	1,238	1.2
Containers, Packaging & Glass	1,975	1.3	1,985	2.0
Energy: Oil & Gas	4,997	3.2	4,052	4.0
Healthcare & Pharmaceuticals	19,482	12.5	15,452	15.3
High Tech Industries	21,114	13.6	13,180	13.1
Media: Advertising, Printing & Publishing	9,300	6.0	7,021	7.0
Media: Broadcasting & Subscription	1,459	0.9	1,118	1.1
Media: Diversified & Production	2,868	1.8	2,996	3.0
Metals & Mining	656	0.4	—	—
Services: Business	17,196	11.1	9,199	9.1
Services: Consumer	5,029	3.2	3,309	3.3
Telecommunications	6,753	4.3	6,502	6.4
Transportation: Cargo	1,814	1.2	—	—
Total	$155,594	100.0%	$100,807	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of June 30, 2020 and December 31, 2019, were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

The Board determined, in good faith, the fair value of the Company’s investment portfolio as of June 30, 2020 and these valuations were determined in accordance with the Company's valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of June 30, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$149,025	$149,025
Unitranche secured loans	—	—	992	992
Junior secured loans	—	—	3,934	3,934
Equity securities	—	—	1,643	1,643
Total investments	$—	$—	$155,594	$155,594

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$99,334	$99,334
Unitranche secured loans	—	—	1,001	1,001
Junior secured loans	—	—	—	—
Equity securities	—	—	472	472
Total investments	$—	$—	$100,807	$100,807

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.43% to 13.50% at June 30, 2020 and 5.30% to 13.92% at December 31, 2019. The maturity dates on the loans outstanding at June 30, 2020 range between April 2021 and December 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2020	$148,483	$983	$3,889	$1,285	$154,640
Net change in unrealized gain (loss) on investments	1,692	8	87	347	2,134
Purchases of investments and other adjustments to cost (1)	952	1	6	11	970
Proceeds from principal payments and sales of investments (2)	(2,102)	—	(48)	—	(2,150)
Reclassifications (3)	—	—	—	—	—
Balance as of June 30, 2020	$149,025	$992	$3,934	$1,643	$155,594

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807
Net change in unrealized gain (loss) on investments	(4,570)	(7)	113	274	(4,190)
Purchases of investments and other adjustments to cost (1)	58,731	1	3,869	897	63,498
Proceeds from principal payments and sales of investments (2)	(4,470)	(3)	(48)	—	(4,521)
Reclassifications (3)	—	—	—	—	—
Balance as of June 30, 2020	$149,025	$992	$3,934	$1,643	$155,594

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2019	$9,047	$—	$—	$—	$9,047
Net change in unrealized gain (loss) on investments	61	12	—	—	73
Purchases of investments and other adjustments to cost (1)	31,267	1	—	—	31,268
Proceeds from principal payments and sales of investments (2)	(158)	(2)	—	—	(160)
Reclassifications (3)	(1,983)	1,983	—	—	—
Balance as of June 30, 2019	$38,234	$1,994	$—	$—	$40,228

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$—	$—	$—	$—	$—
Net change in unrealized gain (loss) on investments	187	12	—	—	199
Purchases of investments and other adjustments to cost (1)	40,193	1	—	—	40,194
Proceeds from principal payments and sales of investments (2)	(163)	(2)	—	—	(165)
Reclassifications (3)	(1,983)	1,983	—	—	—
Balance as of June 30, 2019	$38,234	$1,994	$—	$—	$40,228

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2020, attributable to Level 3 investments still held at June 30, 2020, was $2,134 and ($4,152), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2019, attributable to Level 3 investments still held at June 30, 2019, was $73 and $199, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2020 and 2019.

Significant Unobservable Inputs

ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and, as such, the disclosures provided below exclude those investments valued in that manner. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2020 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$74,480	Discounted cash flow	EBITDA multiples	9.0	x	6.5	x	20.0	x
			Market yields	8.5%		5.5%		12.7%
Senior secured loans	47,831	Discounted cash flow	Revenue multiples	6.9	x	2.8	x	10.8	x
			Market yields	8.6%		6.7%		14.8%
Senior secured loans	1,566	Discounted cash flow	Book value multiples	1.3	x	1.3	x	1.3	x
			Market yields	10.6%		10.6%		10.6%
Unitranche secured loans	992	Discounted cash flow	Revenue multiples	1.2	x	1.2	x	1.2	x
			Market yields	6.5%		6.5%		6.5%
Junior secured loans	3,934	Discounted cash flow	EBITDA multiples	5.3	x	5.3	x	5.3	x
			Market yields	10.5%		10.5%		10.5%
Equity securities	1,594	Enterprise value	EBITDA multiples	10.6	x	7.3	x	20.0	x
Equity securities	49	Enterprise value	Revenue multiples	10.8	x	10.8	x	10.8	x
Total Level 3 Assets (1)	$130,446

(1)	Excludes loans of $25,148 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of June 30, 2020 and December 31, 2019, the Company believes that the carrying value of its Credit Facility approximates fair value.

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). Base management fees for the three and six months ended June 30, 2020 were $602 and $1,099, respectively. MC Advisors elected to voluntarily waive $336 and $596 of such base management fees for the three and six months ended June 30, 2020, respectively. Base management fees for the three and six months ended June 30, 2019 were $119 and $166, respectively. MC Advisors elected to voluntarily waive the entire base management fee for the three and six months ended June 30, 2019, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Part one incentive fees (1)	$314	$—	$555	$—
Part two incentive fees (2)	—	30	(132)	30
Incentive fees, excluding the impact of the incentive fee waiver	314	30	423	30
Incentive fee waiver (3)	(314)	—	(555)	—
Total incentive fees, net of incentive fee waiver	$—	$30	$(132)	$30

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2020, the Company incurred $232 and $480, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $78 and $160, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2019, the Company incurred $183 and $334, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $55 and $102, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2020 and December 31, 2019, $78 and $70, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

During the three and six months ended June 30, 2020, no expenses were reimbursed by MC Management. MC Management agreed to reimburse the Company for administrative expenses (not to include base management fees or credit facility expenses) incurred by the Company of $204 and $370 for the three and six months ended June 30, 2019, respectively. Accordingly, the Company has recorded a contra expense on the consolidated statements of operations of zero for both the three and six months ended June 30, 2020 and $204 and $370 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company has recorded receivables for the remaining reimbursement from MC Management within due from affiliates on the consolidated statements of assets and liabilities of zero and $14, respectively.

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

Note 6. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 279% and 320%, respectively.

The Company has a $75,000 Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On March 6, 2020, the Company amended the Credit Facility to extend the reinvestment period through April 10, 2020 while the Company negotiated a larger amendment to the Credit Facility. The Company incurred expenses of $4 in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Credit Facility Amendment”). The terms of the Credit Facility Amendment became effective as of June 1, 2020. The Credit Facility Amendment includes modifications that reduce pricing, expand the investment eligibility parameters under the Credit Facility to include certain opportunistic investments, increase the advance rates available under the Credit Facility, extend the reinvestment period of the Credit Facility to May 1, 2023, and implement various modifications in response to the COVID-19 pandemic. In addition, the Credit Facility Amendment implemented an uncommitted accordion feature to upsize the Credit Facility to $300,000 in the future, if needed. The Company incurred expenses of $876 in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2020 and December 31, 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $143,097 and $91,441, respectively, and these investments are identified on the consolidated schedules of investments. As of June 30, 2020 and December 31, 2019, the Company had outstanding borrowings under the Credit Facility of $56,700 and $31,200, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.50% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of June 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.0% and 4.7%, respectively.

The composition of the Company’s interest and other debt financing expenses and average outstanding balances were as follows:

	Three months ended June 30,
	2020	2019
Interest expense	$562	$49
Unused commitment fees	10	26
Amortization of deferred financing costs	49	86
Total interest and other debt financing expenses	$621	$161
Average debt outstanding	$63,160	$3,619

	Six months ended June 30,
	2020	2019
Interest expense	$963	$49
Unused commitment fees	66	30
Amortization of deferred financing costs	137	104
Total interest and other debt financing expenses	$1,166	$183
Average debt outstanding	$48,885	$1,972

Note 7. Distributions

The Company’s distributions are recorded on the applicable record date. The following tables summarize the distributions declared during the six months ended June 30, 2020 and 2019, respectively:

Date Declared	Record Date	Payment Date (1)	Amount Per Share (2)	Distribution Declared
Six months ended June 30, 2020:
May 13, 2020	May 13, 2020	May 20, 2020	$0.20	$1,764
Total distributions declared			$0.20	$1,764

Date Declared	Record Date	Payment Date (1)	Amount Per Share (3)	Distribution Declared
Six months ended June 30, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208
June 20, 2019	June 21, 2019	August 20, 2019	0.17	501
Total distributions declared			$0.37	$709

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net investment income earned by the Company as determined in accordance with GAAP.
(3)	The payment amount approved by the Board was equal to the net increase in net assets resulting from operations earned by the Company as determined in accordance with GAAP.

The following tables summarize the Company’s distributions reinvested during the six months ended June 30, 2020 and 2019, respectively:

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2020:
March 17, 2020	December 13, 2019	December 20, 2019	$10.00	35,717	$357
May 20, 2020	May 13, 2020	May 13, 2020	9.49	53,408	$507
Total proceeds				89,125	$864

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2019:
May 15, 2019	March 19, 2019	March 22, 2019	$10.00	8,530	$85
Total proceeds				8,530	$85

Note 8. Stock Issuances

As of June 30, 2020, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following tables summarize the issuance of shares pursuant to the Private Offering during the six months ended June 30, 2020 and 2019:

Date	NAV Per Share	Shares Issued	Proceeds
Six months ended June 30, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	9.29	1,580,867	14,686
Total		3,617,708	$35,055

Date	NAV Per Share	Shares Issued	Proceeds
Six months ended June 30, 2019:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	10.00	1,596,600	15,966
April 4, 2019	10.00	275,500	2,755
April 8, 2019	10.00	21,000	210
Total		2,910,600	$29,106

During the six months ended June 30, 2020, the Company also issued 89,125 shares, with an aggregate value of $864, under the DRIP as disclosed in Note 7. During the six months ended June 30, 2019, the Company also issued 8,530 shares, with an aggregate value of $85, respectively, under the DRIP as disclosed in Note 7.

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2020 and December 31, 2019, the Company had $11,469 and $14,324, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of June 30, 2020.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Per share data:
Net asset value at beginning of period	$10.00	$10.00
Net investment income (loss) (1)	0.42	0.27
Net gain (loss) (1)	(0.45)	0.11
Net increase (decrease) in net assets resulting from operations (1)	(0.03)	0.38
Stockholder distributions declared (2)	(0.20)	(0.37)
Other (3)	(0.07)	(0.01)
Net asset value at end of period	$9.70	$10.00
Net assets at end of period	$102,590	$29,192
Shares outstanding at end of period	10,581,364	2,919,230
Total return based on average net asset value (4)	(0.36)%	5.40%
Ratio/Supplemental data:
Ratio of expenses to average net assets without waivers and expense reimbursement (5)	7.06%	12.20%
Ratio of expenses to average net assets with waivers and expense reimbursement (5) (6)	5.00%	3.27%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (5)	6.93%	(0.17)%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (5) (6)	8.98%	8.76%
Portfolio turnover (7)	3.30%	1.01%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)

Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	Includes interest expense and part two incentive fees that are not subject to reimbursement.
(7)	Ratio is not annualized.

Note 11. Subsequent Events

The Company has evaluated subsequent events through August 12, 2020, the date on which the consolidated financial statements were issued.

On August 6, 2020, the Board declared a quarterly distribution of $0.20 per share payable on August 13, 2020 to holders of record on August 6, 2020.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of June 30, 2020, our portfolio included approximately 95.8% senior secured loans, 0.6% unitranche secured loans, 2.5% junior secured loans and 1.1% equity securities, compared to December 31, 2019, when our portfolio included approximately 98.5% senior secured loans, 1.0% unitranche secured loans and 0.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares pursuant to the Private Offering during the six months ended June 30, 2020 (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Six months ended June 30, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	9.29	1,580,867	14,686
Total		3,617,708	$35,055

During the six months ended June 30, 2020, we also issued 89,125 shares with an aggregate value of $0.9 million under our Dividend Reinvestment Plan (“DRIP”).

On January 15, 2019, we completed the initial closing of our Private Offering and commenced principal operations. As such, we had no substantive operating activities prior to January 15, 2019 and any references herein to the “six months ended June 30, 2019” are for the period from January 15, 2019 to June 30, 2019.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments, which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

Portfolio and Investment Activity

During the three months ended June 30, 2020, we did not invest in any new portfolio companies and had no sales or full principal repayments. During the three months ended June 30, 2020, we invested $0.7 million in six existing portfolio companies, and had $2.1 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $1.4 million for the period.

During the six months ended June 30, 2020, we invested $55.2 million in 14 new portfolio companies, and $7.9 million in 17 existing portfolio companies, and had $4.5 million in aggregate amount of sales and principal repayments, resulting in net investments of $58.6 million for the period.

During the three months ended June 30, 2019, we invested $31.2 million in 17 new portfolio companies and $23 thousand in one existing portfolio company and had $0.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $31.1 million for the period.

During the six months ended June 30, 2019, we invested $40.2 million in 24 new portfolio companies and had $0.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $40.0 million for the period.

The following table shows portfolio yield by security type:

	June 30, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.3%	7.3%	8.0%	8.0%
Unitranche secured loans	5.6	6.2	6.4	7.0
Junior secured loans	9.8	9.8	—	—
Preferred equity securities	8.0	8.0	—	—
Total	7.3%	7.3%	8.0%	8.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio (in thousands):

	June 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$149,025	95.8%	$99,334	98.5%
Unitranche secured loans	992	0.6	1,001	1.0
Junior secured loans	3,934	2.5	—	—
Equity securities	1,643	1.1	472	0.5
Total	$155,594	100.0%	$100,807	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019, with a primary focus on senior secured loans. In addition to continuing to grow the senior secured loan portfolio, during the six months ended June 30, 2020, we also added a junior secured loan and three equity securities. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR.

The following table shows our portfolio composition by industry (in thousands):

	June 30, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,513	2.9%	$4,746	4.7%
Automotive	6,999	4.6	3,791	3.8
Banking, Finance, Insurance & Real Estate	20,546	13.2	19,589	19.4
Beverage, Food & Tobacco	12,174	7.8	6,629	6.6
Capital Equipment	13,243	8.5	—	—
Consumer Goods: Durable	4,263	2.7	—	—
Consumer Goods: Non-Durable	1,213	0.8	1,238	1.2
Containers, Packaging & Glass	1,975	1.3	1,985	2.0
Energy: Oil & Gas	4,997	3.2	4,052	4.0
Healthcare & Pharmaceuticals	19,482	12.5	15,452	15.3
High Tech Industries	21,114	13.6	13,180	13.1
Media: Advertising, Printing & Publishing	9,300	6.0	7,021	7.0
Media: Broadcasting & Subscription	1,459	0.9	1,118	1.1
Media: Diversified & Production	2,868	1.8	2,996	3.0
Metals & Mining	656	0.4	—	—
Services: Business	17,196	11.1	9,199	9.1
Services: Consumer	5,029	3.2	3,309	3.3
Telecommunications	6,753	4.3	6,502	6.4
Transportation: Cargo	1,814	1.2	—	—
Total	$155,594	100.0%	$100,807	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	148,484	95.5
3	6,911	4.4
4	199	0.1
5	—	—
Total	$155,594	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	98,728	97.9
3	2,079	2.1
4	—	—
5	—	—
Total	$100,807	100.0%

As of June 30, 2020, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.2 million in fair value, or 0.1% of our total investments at fair value. As of December 31, 2019, we had no loans on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30,
	2020	2019
Total investment income	$3,250	$618
Total expenses, net of fee waivers and expense reimbursement	1,134	190
Net investment income before income taxes	2,116	428
Income taxes, including excise taxes	—	—
Net investment income	2,116	428
Net realized gain (loss) on investments	—	—
Net change in unrealized gain (loss) on investments	2,134	73
Net gain (loss)	2,134	73
Net increase (decrease) in net assets resulting from operations	$4,250	$501

	Six months ended June 30,
	2020	2019
Total investment income	$5,939	$722
Total expenses, net of fee waivers and expense reimbursement	2,047	212
Net investment income before income taxes	3,892	510
Income taxes, including excise taxes	12	—
Net investment income	3,880	510
Net realized gain (loss) on investments	—	—
Net change in unrealized gain (loss) on investments	(4,190)	199
Net gain (loss)	(4,190)	199
Net increase (decrease) in net assets resulting from operations	$(310)	$709

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2020	2019
Interest income	$3,021	$586
PIK interest income	54	2
Dividend income (1)	16	—
Fee income	—	15
Prepayment gain (loss)	10	2
Accretion of discounts and amortization of premium	149	13
Total investment income	$3,250	$618

	Six months ended June 30,
	2020	2019
Interest income	$5,491	$687
PIK interest income	83	2
Dividend income (2)	26	—
Fee income	—	15
Prepayment gain (loss)	65	2
Accretion of discounts and amortization of premium	274	16
Total investment income	$5,939	$722

(1)	Includes PIK dividends of $16 and zero, respectively.
(2)	Includes PIK dividends of $26 and zero, respectively.

The increase in investment income of $2.6 million and $5.2 million during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is primarily due to growth in the portfolio as we commenced operations on January 15, 2019.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended June 30,
	2020	2019
Interest and other debt financing expenses	$621	$161
Base management fees, net of base management fee waiver (1)	266	—
Incentive fees, net of incentive fee waiver (2)	—	30
Professional fees	99	58
Administrative service fees	78	55
General and administrative expenses	55	70
Directors’ fees	15	20
Expenses before expense reimbursement, net of fee waivers	1,134	394
Expense reimbursement (3)	—	(204)
Total expenses, net of fee waivers and expense reimbursement	$1,134	$190

	Six months ended June 30,
	2020	2019
Interest and other debt financing expenses	$1,166	$183
Base management fees, net of base management fee waiver (1)	503	—
Incentive fees, net of incentive fee waiver (2)	(132)	30
Professional fees	181	118
Administrative service fees	160	102
General and administrative expenses	139	114
Directors’ fees	30	35
Expenses before expense reimbursement, net of fee waivers	2,047	582
Expense reimbursement (3)	—	(370)
Total expenses, net of fee waivers and expense reimbursement	$2,047	$212

(1)

Base management fees for the three and six months ended June 30, 2020 were $602 and $1,099, respectively. MC Advisors elected to voluntarily waive $336 and $596 of such base management fees for the three and six months ended June 30, 2020, respectively. Base management fees for the three and six months ended June 30, 2019 were $119 and $166, respectively. MC Advisors elected to voluntarily waive the entire base management fee for the three and six months ended June 30, 2019, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.

(2)

Incentive fees for the three months ended June 30, 2020 were $314, comprised of part one incentive fees, which MC Advisors elected to voluntarily waive. Incentive fees for the six months ended June 30, 2020 were $423, comprised of part one incentive fees of $555 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $555 during the six months ended June 30, 2020. Incentive fees for the three and six months ended June 30, 2019 were $30 and $30, respectively, and were comprised of part two capital gains incentive fees. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information. There is no guarantee that MC Advisors will waive any incentive fees in the future.

(3)

During the three and six months ended June 30, 2020, no expenses were reimbursed by MC Management. During the three and six months ended June 30, 2019, MC Management agreed to reimburse us for administrative expenses (not to include base management fees or credit facility expenses) incurred by us of $204 and $370, respectively.

The composition of our interest and other debt financing expenses and average outstanding balances were as follows (in thousands):

	Three months ended June 30,
	2020	2019
Interest expense	$562	$49
Unused commitment fees	10	26
Amortization of deferred financing costs	49	86
Total interest and other debt financing expenses	$621	$161
Average debt outstanding	$63,160	$3,619

	Six months ended June 30,
	2020	2019
Interest expense	$963	$49
Unused commitment fees	66	30
Amortization of deferred financing costs	137	104
Total interest and other debt financing expenses	$1,166	$183
Average debt outstanding	$48,885	$1,972

The increase in expenses of $0.9 million and $1.8 million during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is primarily the result of the growth in interest expense on our revolving credit facility and base management fees as a result of the growth of our investment portfolio. Additionally, MC Advisors voluntarily waived a higher percentage of base management fees and MC Management reimbursed us for administrative expenses incurred during the six months ended June 30, 2019 to assist with our launch.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2020, we recorded a net expense on the consolidated statements of operations of zero and $12 thousand, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2019, we did not record a net expense on the consolidated statements of operations for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2020 and 2019, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three and six months ended June 30, 2020 and 2019, we did not have any sales of investments and therefore did not incur any realized gains or losses.

Net Change in Unrealized Gain (Loss)

During the six months ended June 30, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. Loan valuations have been negatively impacted by broad market movements and spread widening in the loan market since December 31, 2019 as market participants have expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. While we have seen spreads begin to tighten since March 31, 2020, spreads, and therefore valuations, have not yet returned to the pre-COVID-19 levels.

For the three months ended June 30, 2020 and 2019, our investments had $2.1 million and $73 thousand of net change in unrealized gain (loss), respectively. We estimate that during the three months ended June 30, 2020, we recorded net unrealized gains of $2.3 million attributable to broad market movements and tightening of credit spreads. These increases in value were offset by ($0.2) million in unrealized losses attributable to specific credit or fundamental performance of certain underlying portfolio companies, a significant portion of which is a result of the impact of the COVID-19 pandemic on individual credit performance.

For the six months ended June 30, 2020 and 2019, our investments had ($4.2) million and $0.2 million of net change in unrealized gain (loss), respectively. We estimate that during the six months ended June 30, 2020, we recorded net unrealized losses of ($3.0) million attributable to broad market movements and widening of credit spreads. Additionally, we estimate approximately ($1.2) million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. The fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $4.3 million and $0.5 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.44 and $0.17, respectively. The $3.8 million increase during the three months ended June 30, 2020, as compared to June 30, 2019, is primarily the result of an increase in net mark-to-market gains on investments in the portfolio and an increase in net investment income.

For the six months ended June 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was ($0.3) million and $0.7 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($0.03) and $0.38, respectively. The ($1.0) million decrease during the six months ended June 30, 2020, as compared to June 30, 2019, is primarily the result of an increase in net mark-to-market losses on investments in the portfolio due to the COVID-19 pandemic, partially offset by an increase in net investment income.

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

As of June 30, 2020, we had $2.3 million in cash, $3.2 million in restricted cash at the SPV, and $56.7 million of debt outstanding on our revolving credit facility. We had $18.3 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

Cash Flows

For the six months ended June 30, 2020 and 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $1.5 million and $3.5 million, respectively. For the six months ended June 30, 2020, operating activities used $55.9 million of cash, primarily as a result of purchases of portfolio investments. For the six months ended June 30, 2019, operating activities used $36.8 million, primarily as a result of purchases of portfolio investments. For the six months ended June 30, 2020, we generated $57.4 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility. For the six months ended June 30, 2019, we generated $40.3 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of June 30, 2020 and December 31, 2019, we had 10,581,364 and 6,874,532 shares outstanding, respectively.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on aggregate borrowings outstanding was 279% and 320%, respectively.

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

On May 1, 2020, we entered into an amendment to the Credit Facility (the “Credit Facility Amendment”). The terms of the Credit Facility Amendment became effective as of June 1, 2020. The Credit Facility Amendment includes modifications that reduce pricing, expand the investment eligibility parameters under the Credit Facility to include certain opportunistic investments, increase the advance rates available under the Credit Facility, extend the reinvestment period of the Credit Facility to May 1, 2023, and implement various modifications in response to the COVID-19 pandemic. In addition, the Credit Facility Amendment implemented an uncommitted accordion feature to upsize the Credit Facility to $300.0 million in the future, if needed. We incurred expenses of $0.9 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2020 and December 31, 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $143.1 million and $91.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of June 30, 2020 and December 31, 2019, we had outstanding borrowings under the Credit Facility of $56.7 million and $31.2 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.50% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of June 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.0% and 4.7%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2020 totaled $1.8 million ($0.20 per share) and $1.8 million ($0.20 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2019 totaled $0.5 million ($0.17 per share) and $0.7 million ($0.37 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year.

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

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•

We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2020, and December 31, 2019, we had outstanding commitments to fund investments totaling $11.5 million and $14.3 million, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Competition from Other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there has been a significant amount of capital raised over the past several years dedicated to middle market lending, which has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt, which in turn could result in lower yields and weaker financial covenants for new assets.

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

Recent Developments

On August 6, 2020, our Board declared a quarterly distribution of $0.20 per share payable on August 13, 2020 to holders of record on August 6, 2020.

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

Our Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or in any other situation where portfolio investments require a fair value determination. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•

our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

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

We generally use the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

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

Our Board approved the fair value of our investment portfolio as of June 30, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

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

During the six months ended June 30, 2020, we reversed the accrual of the capital gains incentive fee based on the performance of our portfolio.

During the three and six months ended June 30, 2019, we accrued capital gains incentive fees of $30 thousand based on the performance of our portfolio, zero of which was payable to MC Advisors as a result of realized gains. The remaining $30 thousand was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2020.

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

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. The COVID-19 pandemic may also adversely impact the timing of many firms’ LIBOR transition planning. We continue to assess the potential impact of the COVID-19 pandemic on our LIBOR transition plans.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(40)	$—	$(40)
Up 100 basis points	323	375	(52)
Up 200 basis points	1,757	942	815
Up 300 basis points	3,350	1,509	1,841

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general that will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. It is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, MC Advisors and our portfolio companies.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of June 30, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of June 30, 2020 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a long-term world-wide economic downturn.

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

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors that are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the U.K. Financial Conduct Authority reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Financing Facilities. If we are unable to do so, amounts drawn under the Financing Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

Date: August 12, 2020	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: August 12, 2020	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation