Form 10-Q
period 2020-09-30
Monroe Capital Income Plus Corp
filed 2020-11-10
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 11,692,690 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $158,053 and $99,931, respectively)	$155,984	$100,807
Cash and cash equivalents	2,021	2,223
Restricted cash	6,394	1,841
Interest receivable	734	414
Due from affiliates	—	14
Other assets	38	6
Total assets	165,171	105,305

LIABILITIES
Debt:
Revolving credit facility	49,900	31,200
Less: Unamortized deferred financing costs	(755)	(84)
Total debt, less unamortized deferred financing costs	49,145	31,116
Interest payable	413	297
Payable for unsettled trades	—	2,796
Management fees payable	273	302
Incentive fees payable	—	132
Distributions payable	—	1,387
Accounts payable and accrued expenses	686	530
Directors' fees payable	15	—
Total liabilities	50,532	36,560
Net assets	$114,639	$68,745

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 11,693 and 6,875 shares issued and outstanding, respectively	$12	$7
Capital in excess of par value	115,202	68,718
Accumulated undistributed (overdistributed) earnings	(575)	20
Total net assets	$114,639	$68,745

Net asset value per share	$9.80	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income:
Interest and dividend income	$3,375	$1,289	$9,314	$2,011
Total investment income	3,375	1,289	9,314	2,011

Operating expenses:
Interest and other debt financing expenses	487	273	1,653	456
Base management fees	617	227	1,716	393
Incentive fees	346	145	769	175
Professional fees	105	132	286	250
Administrative service fees	82	61	242	163
General and administrative expenses	75	54	214	168
Directors' fees	15	15	45	50
Expenses before fee waivers and expense reimbursement	1,727	907	4,925	1,655
Base management fee waiver	(344)	(227)	(940)	(393)
Incentive fee waiver	(346)	(119)	(901)	(119)
Expense reimbursement	—	(160)	—	(530)
Total expenses, net of fee waivers and expense reimbursement	1,037	401	3,084	613
Net investment income before income taxes	2,338	888	6,230	1,398
Income taxes, including excise taxes	—	—	12	—
Net investment income	2,338	888	6,218	1,398

Net gain (loss):
Net realized gain (loss) on investments	12	5	12	5
Net change in unrealized gain (loss) on investments	1,245	174	(2,945)	373
Net gain (loss)	1,257	179	(2,933)	378

Net increase (decrease) in net assets resulting from operations	$3,595	$1,067	$3,285	$1,776

Per common share data:
Net investment income per share - basic and diluted	$0.21	$0.17	$0.63	$0.46
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.32	$0.20	$0.33	$0.59
Weighted average common shares outstanding - basic and diluted	11,115	5,284	9,924	3,015

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at June 30, 2019	2,919	$3	$29,189	$—	$29,192
Net investment income	—	—	—	888	888
Net realized gain (loss) on investments	—	—	—	5	5
Net change in unrealized gain (loss) on investments	—	—	—	174	174
Issuance of common stock	2,384	2	23,841	—	23,843
Distributions declared to stockholders	—	—	—	(1,067)	(1,067)
Stock issued in connection with dividend reinvestment plan	14	—	138	—	138
Balances at September 30, 2019	5,317	$5	$53,168	$—	$53,173

Balances at June 30, 2020	10,581	$11	$104,633	$(2,054)	$102,590
Net investment income	—	—	—	2,338	2,338
Net realized gain (loss) on investments	—	—	—	12	12
Net change in unrealized gain (loss) on investments	—	—	—	1,245	1,245
Issuance of common stock	1,050	1	9,967	—	9,968
Distributions declared to stockholders	—	—	—	(2,116)	(2,116)
Stock issued in connection with dividend reinvestment plan	62	—	602	—	602
Balances at September 30, 2020	11,693	$12	$115,202	$(575)	$114,639

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2018	—	$—	$1	$—	$1
Net investment income	—	—	—	1,398	1,398
Net realized gain (loss) on investments	—	—	—	5	5
Net change in unrealized gain (loss) on investments	—	—	—	373	373
Issuance of common stock	5,295	5	52,944	—	52,949
Distributions declared to stockholders	—	—	—	(1,776)	(1,776)
Stock issued in connection with dividend reinvestment plan	22	—	223	—	223
Balances at September 30, 2019	5,317	$5	$53,168	$—	$53,173

Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745
Net investment income	—	—	—	6,218	6,218
Net realized gain (loss) on investments	—	—	—	12	12
Net change in unrealized gain (loss) on investments	—	—	—	(2,945)	(2,945)
Issuance of common stock	4,667	5	45,018	—	45,023
Distributions declared to stockholders	—	—	—	(3,880)	(3,880)
Stock issued in connection with dividend reinvestment plan	151	—	1,466	—	1,466
Balances at September 30, 2020	11,693	$12	$115,202	$(575)	$114,639

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,285	$1,776
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(12)	(5)
Net change in unrealized (gain) loss on investments	2,945	(373)
Payment-in-kind interest income	(205)	(23)
Net accretion of discounts and amortization of premiums	(466)	(44)
Purchases of investments	(68,185)	(76,141)
Proceeds from principal payments and sale of investments	10,746	4,240
Amortization of deferred financing costs	210	210
Changes in operating assets and liabilities:
Interest receivable	(320)	(362)
Due from affiliates	14	(428)
Other assets	(32)	(16)
Interest payable	116	158
Payable for unsettled trades	(2,796)	739
Management fees payable	(29)	—
Incentive fees payable	(132)	57
Accounts payable and accrued expenses	156	351
Directors' fees payable	15	15
Net cash provided by (used in) operating activities	(54,690)	(69,846)

Cash flows from financing activities:
Borrowings on revolving credit facility	72,800	34,400
Repayments of revolving credit facility	(54,100)	(14,200)
Payments of deferred financing costs	(881)	(402)
Proceeds from issuance of common shares	45,023	52,949
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $1,466 and $223, respectively	(3,801)	(486)
Net cash provided by (used in) financing activities	59,041	72,261

Net increase (decrease) in Cash and Cash equivalents and Restricted cash	4,351	2,415
Cash, Cash equivalents and Restricted cash, beginning of period	4,064	1
Cash, Cash equivalents and Restricted cash, end of period	$8,415	$2,416

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,327	$88
Cash paid for excise taxes during the period	$25	$—

The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$2,021	$2,223
Restricted cash	6,394	1,841
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$8,415	$4,064

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,008	$1
Restricted cash	1,408	—
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$2,416	$1

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+ 4.25%	4.40%	5/2/2019	5/8/2026	1,679	$1,672	$1,544	1.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+ 5.75%	6.75%	12/24/2019	7/25/2025	1,034	1,015	1,025	0.9%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+ 5.75%	6.75%	7/25/2019	7/25/2025	1,980	1,946	1,963	1.7%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L+ 5.75%	6.75%	7/25/2019	7/25/2024	316	79	79	0.1%
					5,009	4,712	4,611	4.0%
Automotive
Rough Country, LLC (g)	L+ 3.50%	4.50%	4/17/2019	5/25/2023	1,346	1,343	1,300	1.1%
Truck-Lite Co., LLC (g)	L+ 6.25%	7.25%	3/11/2020	12/14/2026	3,461	3,428	3,409	3.0%
Truck-Lite Co., LLC (Delayed Draw) (h) (i)	L+ 6.25%	7.25%	3/11/2020	12/14/2026	513	—	—	0.0%
Wheel Pros, LLC (g)	L+ 4.75%	4.90%	5/13/2019	4/4/2025	2,462	2,442	2,417	2.1%
					7,782	7,213	7,126	6.2%
Banking, Finance, Insurance & Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (g) (h) (i) (j)	n/a	7.25% PIK	7/15/2020	7/15/2024	1,000	—	—	0.0%
777 SPV I, LLC (Delayed Draw) (i) (j)	L+ 8.50%	10.25%	4/15/2019	4/14/2023	1,615	1,601	1,617	1.4%
Avison Young (USA), Inc. (g) (j) (k)	L+ 5.00%	5.26%	4/26/2019	1/30/2026	1,970	1,953	1,869	1.6%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+ 6.00%	7.00%	9/9/2019	9/9/2024	2,970	2,921	3,000	2.6%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L+ 6.00%	7.00%	9/9/2019	9/9/2024	429	—	—	0.0%
Kudu Investment Holdings, LLC (g) (j)	L+ 5.75%	6.75%	12/23/2019	12/23/2025	2,750	2,707	2,777	2.4%
Kudu Investment Holdings, LLC (Delayed Draw) (h) (i) (j)	L+ 5.75%	6.75%	12/23/2019	12/23/2025	1,833	820	828	0.7%
Kudu Investment Holdings, LLC (Revolver) (h) (j)	L+ 5.75%	6.75%	12/23/2019	12/23/2025	241	—	—	0.0%
TCP-NG (U.S.), LLC (g) (j)	L+ 10.25%	8.75% Cash/ 3.00% PIK	8/23/2019	8/22/2024	1,266	1,249	1,263	1.1%
Team RMS, LLC (g)	L+ 5.50%	7.00%	9/20/2019	9/20/2024	7,920	7,807	7,983	7.0%
Team RMS, LLC	L+ 5.50%	7.00%	9/20/2019	9/20/2024	365	365	368	0.3%
Team RMS, LLC (Revolver) (h)	L+ 5.50%	7.00%	9/20/2019	9/20/2024	643	415	415	0.4%
					23,002	19,838	20,120	17.5%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	5,940	5,841	5,898	5.1%
Huff Hispanic Food Holdings, LLC (Delayed Draw) (h) (i)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	333	—	—	0.0%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+ 5.50%	6.50%	10/18/2019	10/18/2024	1,286	471	468	0.4%
LX/JT Intermediate Holdings, Inc. (g)	L+ 6.00%	7.50%	3/11/2020	3/11/2025	5,893	5,786	5,790	5.1%
LX/JT Intermediate Holdings, Inc. (Revolver) (h)	L+ 6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					13,952	12,098	12,156	10.6%
Capital Equipment
MCP Shaw Acquisitionco, LLC (g)	L+ 6.50%	7.50%	2/28/2020	11/28/2025	7,959	7,816	7,788	6.8%
MCP Shaw Acquisitionco, LLC (Revolver) (h)	L+ 6.50%	7.50%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					9,386	7,816	7,788	6.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Construction & Building
Premier Roofing, LLC (g)	L+ 6.50%	7.50%		8/31/2020	8/29/2025	3,500	$3,431	$3,493	3.0%
Premier Roofing, LLC (Revolver) (h)	L+ 6.50%	7.50%		8/31/2020	8/29/2025	1,199	336	335	0.3%
						4,699	3,767	3,828	3.3%
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC (g)	L+ 8.00%	9.50%		2/24/2020	2/14/2025	4,350	4,271	4,235	3.7%
						4,350	4,271	4,235	3.7%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC (g)	L+ 5.75%	5.90%		2/14/2019	12/19/2025	1,228	1,218	1,210	1.1%
						1,228	1,218	1,210	1.1%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+ 5.00%	5.15%		4/8/2019	3/17/2025	1,970	1,961	1,967	1.7%
						1,970	1,961	1,967	1.7%
Energy: Oil & Gas
BW Gas & Convenience Holdings, LLC (g)	L+ 6.25%	6.40%		11/15/2019	11/18/2024	2,062	1,990	2,075	1.8%
Fieldwood Energy, LLC (g)	L+ 5.25%	6.25	%(l)	1/11/2020	4/11/2022	1,000	884	266	0.2%
Par Petroleum, LLC (g)	L+ 6.75%	7.02%		1/27/2020	1/12/2026	974	980	871	0.8%
						4,036	3,854	3,212	2.8%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+ 8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	1,757	1,731	1,611	1.5%
Apotheco, LLC (Revolver)	L+ 8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	460	460	422	0.4%
Ascent Midco, LLC (g)	L+ 5.50%	6.50%		2/5/2020	2/5/2025	2,481	2,437	2,454	2.1%
Ascent Midco, LLC (Delayed Draw) (h) (i)	L+ 5.50%	6.50%		2/5/2020	2/5/2025	1,014	—	—	0.0%
Ascent Midco, LLC (Revolver) (h)	L+ 5.50%	6.50%		2/5/2020	2/5/2025	403	—	—	0.0%
ERC Finance, LLC (g)	L+ 4.50%	5.50%		4/23/2019	9/20/2024	1,970	1,943	1,891	1.6%
nThrive, Inc. (g)	L+ 4.50%	5.50%		5/3/2019	10/20/2022	2,461	2,424	2,257	2.0%
QF Holdings, Inc. (g)	L+ 7.00%	8.00%		9/19/2019	9/19/2024	4,550	4,475	4,525	3.9%
QF Holdings, Inc.	L+ 7.00%	8.00%		9/19/2019	9/19/2024	910	910	905	0.8%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	8.00%		8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+ 7.00%	8.00%		9/19/2019	9/19/2024	546	—	—	0.0%
WebPT, Inc. (g)	L+ 6.75%	7.75%		8/28/2019	8/28/2024	5,000	4,918	5,084	4.4%
WebPT, Inc. (Delayed Draw) (h) (i)	L+ 6.75%	7.75%		8/28/2019	8/28/2024	625	—	—	0.0%
WebPT, Inc. (Revolver) (h)	L+ 6.75%	7.75%		8/28/2019	8/28/2024	521	260	260	0.2%
						23,608	19,558	19,409	16.9%
High Tech Industries
Acquia, Inc. (g)	L+ 7.00%	8.00%		11/1/2019	10/31/2025	5,429	5,334	5,511	4.8%
Acquia, Inc. (Revolver) (h)	L+ 7.00%	8.00%		11/1/2019	10/31/2025	588	—	—	0.0%
Instructure, Inc. (g)	L+ 7.00%	8.00%		3/24/2020	3/24/2026	8,955	8,856	8,919	7.8%
Instructure, Inc. (Revolver) (h)	L+ 7.00%	8.00%		3/24/2020	3/24/2026	697	—	—	0.0%
Mindbody, Inc. (g)	L+ 8.50%	8.00% Cash/ 1.50% PIK		2/15/2019	2/14/2025	1,819	1,790	1,739	1.5%
Mindbody, Inc. (Revolver) (h)	L+ 8.00%	9.00%		2/15/2019	2/14/2025	190	—	—	0.0%
Recorded Future, Inc. (g)	L+ 6.25%	7.25%		7/3/2019	7/3/2025	3,667	3,605	3,740	3.3%
Recorded Future, Inc. (Delayed Draw) (h) (i)	L+ 6.25%	7.25%		7/3/2019	7/3/2025	293	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L+ 6.25%	7.25%		7/3/2019	7/3/2025	440	293	293	0.3%
Transact Holdings, Inc. (g)	L+ 4.75%	4.90%		4/18/2019	4/30/2026	743	732	702	0.6%
						22,821	20,610	20,904	18.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+ 5.00%	5.27%	5/9/2019	5/21/2026	2,187	$2,162	$1,962	1.7%
NTM Acquisition Corp. (g)	L+ 6.25%	7.25%	4/18/2019	6/7/2024	4,769	4,753	4,292	3.7%
XanEdu Publishing, Inc. (g)	L+ 6.50%	7.50%	1/28/2020	1/28/2025	2,487	2,443	2,475	2.2%
XanEdu Publishing, Inc. (Revolver) (h)	L+ 6.50%	7.50%	1/28/2020	1/28/2025	651	649	646	0.6%
					10,094	10,007	9,375	8.2%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+ 12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	191	191	193	0.2%
Vice Group Holding, Inc.	L+ 12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	996	990	1,007	0.9%
Vice Group Holding, Inc.	L+ 12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	312	312	316	0.3%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+ 12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	120	—	—	0.0%
					1,619	1,493	1,516	1.4%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+ 6.25%	7.25%	2/28/2019	2/28/2024	1,000	986	993	0.9%
Crownpeak Technology, Inc.	L+ 6.25%	7.25%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+ 6.25%	7.25%	2/28/2019	2/28/2024	42	—	—	0.0%
Streamland Media MidCo, LLC (fka Picture Head Midco, LLC) (g)	L+ 7.25%	7.75% Cash/ 0.50% PIK	8/26/2019	8/31/2023	2,000	1,971	1,881	1.6%
					3,057	2,972	2,889	2.5%
Metals & Mining
Contura Energy, Inc. (g)	L+ 7.00%	9.00%	1/15/2020	6/14/2024	992	840	658	0.6%
					992	840	658	0.6%
Services: Business
Arcserve (USA), LLC (g)	L+ 6.00%	7.00%	5/1/2019	5/1/2024	1,399	1,378	1,413	1.2%
Certify, Inc. (g)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	1,000	989	1,003	0.9%
Certify, Inc.	L+ 5.75%	6.75%	2/28/2019	2/28/2024	136	136	137	0.1%
Certify, Inc. (Revolver) (h)	L+ 5.75%	6.75%	2/28/2019	2/28/2024	46	—	—	0.0%
Governmentjobs.com, Inc. (g)	L+ 6.50%	7.50%	2/5/2020	2/5/2026	7,000	6,873	6,881	6.0%
Governmentjobs.com, Inc. (Revolver) (h)	L+ 6.50%	7.50%	2/5/2020	2/5/2026	933	70	69	0.1%
HS4 Acquistionco, Inc. (g)	L+ 6.75%	7.75%	7/9/2019	7/9/2025	4,000	3,932	3,920	3.4%
HS4 Acquistionco, Inc. (Revolver) (h)	L+ 6.75%	7.75%	7/9/2019	7/9/2025	325	—	—	0.0%
Kaseya, Inc. (m)	L+ 7.00%	5.09% Cash/ 3.00% PIK	5/3/2019	5/2/2025	2,737	2,694	2,721	2.4%
Kaseya, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	5.09% Cash/ 3.00% PIK	5/3/2019	5/2/2025	302	58	58	0.1%
Kaseya, Inc. (Delayed Draw) (h) (i)	L+ 7.00%	5.09% Cash/ 3.00% PIK	3/4/2020	3/4/2022	121	—	—	0.0%
Kaseya, Inc. (Revolver) (h)	L+ 6.50%	7.50%	5/3/2019	5/2/2025	211	103	103	0.1%
Software Luxembourg Acquisition S.A.R.L.(g) (j) (k)	L+ 7.50%	8.50%	8/3/2020	12/27/2024	385	372	388	0.3%
					18,595	16,605	16,693	14.6%
Services: Consumer
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	8/1/2019	1/2/2024	1,227	1,212	1,215	1.1%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/1/2019	1/2/2024	233	230	230	0.2%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/1/2019	1/2/2024	443	438	439	0.4%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/6/2019	1/2/2024	121	121	120	0.1%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	12/6/2019	1/2/2024	1,292	1,292	1,280	1.1%
Light Wave Dental Management, LLC (g)	L+ 6.00%	8.00%	2/12/2020	1/2/2024	63	63	63	0.1%
Light Wave Dental Management, LLC	L+ 6.00%	8.00%	12/6/2019	1/2/2024	361	356	357	0.3%
Light Wave Dental Management, LLC	L+ 6.00%	8.00%	8/1/2019	1/2/2024	244	244	242	0.2%
Light Wave Dental Management, LLC (Revolver)	L+ 6.00%	8.00%	8/1/2019	1/2/2024	128	128	127	0.1%
					4,112	4,084	4,073	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Telecommunications
DataOnline Corp. (g)	L+ 6.25%	7.25%		11/13/2019	11/13/2025	6,451	$6,327	$5,988	5.2%
DataOnline Corp. (Revolver) (h)	L+ 6.25%	7.25%		11/13/2019	11/13/2025	844	633	588	0.5%
						7,295	6,960	6,576	5.7%
Transportation: Cargo
Pasha Group (g)	L+ 7.50%	8.50%		2/25/2020	1/26/2023	1,642	1,646	1,519	1.3%
						1,642	1,646	1,519	1.3%
Total Senior Secured Loans						169,249	151,523	149,865	130.8%

Junior Secured Loans
Capital Equipment
ALTA Enterprises, LLC (g) (j)	L+ 8.00%	9.80%		2/14/2020	8/13/2025	3,900	3,776	3,930	3.4%
						3,900	3,776	3,930	3.4%
Services: Business
Software Luxembourg Acquisition S.A.R.L. (fka Evergreen Skills LUX S.A.R.L.) (g) (j) (k)	L+ 7.50%	8.50%		1/28/2020	4/27/2025	447	309	443	0.4%
						447	309	443	0.4%
Total Junior Secured Loans						4,347	4,085	4,373	3.8%

Equity Securities (n) (o)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (257,143 Class A common units)	—	—	(p)	9/9/2019	—	—	268	311	0.3%
							268	311	0.3%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(p)	10/18/2019	—	—	171	165	0.1%
							171	165	0.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units)	—	—	(p)	2/28/2020	—	—	95	109	0.1%
							95	109	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	L+ 8.00%	8.00% PIK		2/5/2020	—	—	726	1,014	0.9%
							726	1,014	0.9%
High Tech Industries
Recorded Future, Inc. (40,040 Class A units) (q)	—	—	(p)	7/3/2019	—	—	40	57	0.0%
							40	57	0.0%
Media: Advertising, Printing & Publishing
XanEdu Publishing, Inc. (65,104 Class A units)	L+ 8.00%	8.00% PIK		1/28/2020	—	—	65	83	0.1%
							65	83	0.1%
Services: Business
Software Luxembourg Acquisition S.A.R.L. (fka Evergreen Skills LUX S.A.R.L.) (4,187 Class A shares) (g) (j) (k)	—	—	(p)	1/28/2020	—	—	1,080	7	0.0%
							1,080	7	0.0%
Total Equity Securities							2,445	1,746	1.5%

TOTAL INVESTMENTS							$158,053	$155,984	136.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2020

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
(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2020. Certain investments are subject to a LIBOR interest rate floor or interest rate cap.
(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2020 represented 136.1% of the Company’s net assets or 94.4% of the Company’s total assets, are subject to legal restrictions on sales.
(e) Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(f) Percentages are based on net assets of $114,639 as of September 30, 2020.
(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).
(h) All or a portion of this commitment was unfunded at September 30, 2020. As such, interest is earned only on the funded portion of this commitment.
(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(j) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020, non-qualifying assets totaled 7.9% of the Company’s total assets.
(k) This is an international company.
(l) This position was on non-accrual status as of September 30, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(m) A portion of this loan (principal of $2,555) is held in the SPV as collateral for the Credit Facility.
(n) Represents less than 5% ownership of the portfolio company's voting securities.
(o) Ownership of certain equity investments may occur through a holding company or partnership.
(p) Represents a non-income producing security.
(q) As of September 30, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+5.00%	6.80%	5/9/2019	5/21/2026	2,203	$2,173	$2,093	3.0%
NTM Acquisition Corp. (g)	L+6.25%	8.05%	4/18/2019	6/7/2022	4,928	4,905	4,928	7.2%
					7,131	7,078	7,021	10.2%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK	11/4/2019	11/2/2022	180	180	180	0.3%
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK	5/2/2019	11/2/2022	938	930	938	1.3%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+12.00%	13.92%	5/2/2019	11/2/2022	300	—	—	0.0%
Vice Group Holding, Inc. (Delayed Draw) (h) (i)	L+12.00%	13.92%	5/2/2019	11/2/2022	120	—	—	0.0%
					1,538	1,110	1,118	1.6%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+6.25%	7.94%	2/28/2019	2/28/2024	1,000	983	1,003	1.5%
Crownpeak Technology, Inc. (Delayed Draw) (h) (i)	L+6.25%	7.94%	2/28/2019	2/28/2024	83	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	7.94%	2/28/2019	2/28/2024	42	—	—	0.0%
Picture Head Midco, LLC (g)	L+6.75%	8.55%	8/26/2019	8/31/2023	2,000	1,967	1,978	2.9%
					3,125	2,965	2,996	4.4%
Services: Business
Arcserve (USA), LLC (g)	L+6.00%	7.91%	5/1/2019	5/1/2024	1,426	1,400	1,435	2.1%
Certify, Inc. (g)	L+5.75%	7.55%	2/28/2019	2/28/2024	1,000	987	993	1.4%
Certify, Inc. (Delayed Draw) (h) (i)	L+5.75%	7.55%	2/28/2019	2/28/2024	136	68	68	0.1%
Certify, Inc. (Revolver) (h)	L+5.75%	7.55%	2/28/2019	2/28/2024	45	7	7	0.0%
HS4 Acquistionco, Inc. (g)	L+6.75%	8.71%	7/9/2019	7/9/2025	4,000	3,924	3,984	5.8%
HS4 Acquistionco, Inc. (Revolver) (h)	L+6.75%	8.54%	7/9/2019	7/9/2025	325	49	49	0.1%
Kaseya Traverse, Inc. (g)	L+6.50%	5.92% Cash/ 8.00% PIK	5/3/2019	5/2/2025	2,511	2,464	2,504	3.6%
Kaseya Traverse, Inc. (Delayed Draw) (h) (i)	L+6.50%	5.92% Cash/ 8.00% PIK	5/3/2019	5/2/2025	301	39	39	0.1%
Kaseya Traverse, Inc. (Revolver) (h)	L+6.50%	8.30%	5/3/2019	5/2/2025	211	120	120	0.2%
					9,955	9,058	9,199	13.4%
Services: Consumer
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	8/1/2019	1/2/2024	1,242	1,215	1,240	1.8%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	236	236	235	0.3%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	449	449	448	0.7%
Light Wave Dental Management, LLC	L+6.00%	8.00%	12/6/2019	1/2/2024	365	360	364	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	8/1/2019	1/2/2024	641	21	21	0.0%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	12/6/2019	1/2/2024	122	—	—	0.0%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.00%	8.00%	12/6/2019	1/2/2024	1,300	—	—	0.0%
Light Wave Dental Management, LLC (Revolver) (h)	L+6.00%	8.00%	8/1/2019	1/2/2024	128	—	—	0.0%
					4,483	2,281	2,308	3.3%
Telecommunications
DataOnline Corp. (g)	L+5.50%	7.40%	11/13/2019	11/13/2025	6,500	6,359	6,502	9.5%
DataOnline Corp. (Revolver) (h)	L+5.50%	7.40%	11/13/2019	11/13/2025	844	—	—	0.0%
					7,344	6,359	6,502	9.5%
Total Senior Secured Loans					114,440	98,479	99,334	144.4%

Unitranche Secured Loans (m)
Services: Consumer
QuoteLab, LLC (g)	L+4.60%	6.40%	2/26/2019	2/26/2025	1,000	984	1,001	1.5%
					1,000	984	1,001	1.5%
Total Unitranche Secured Loans					1,000	984	1,001	1.5%

Equity Securities (n) (o)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (257,143 Class A common units)	—	— (p)	9/9/2019	—	—	257	261	0.4%
						257	261	0.4%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	— (p)	10/18/2019	—	—	171	169	0.2%
						171	169	0.2%
High Tech Industries
Recorded Future, Inc. (40,040 Class A units) (q)	—	— (p)	7/3/2019	—	—	40	42	0.1%
						40	42	0.1%
Total Equity Securities						468	472	0.7%

TOTAL INVESTMENTS						$99,931	$100,807	146.6%

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

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation that was formed on May 30, 2018 to act as an externally managed, closed-end, non-diversified investment company. The Company is conducting its first best efforts, continuous private offering (the “Private Offering”) of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor purchases shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. The Company may conduct subsequent offerings in the future, subject to approval by the Company's board of directors (the “Board”). The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”). On January 14, 2019, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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

On January 15, 2019, the Company completed the initial closing of the Private Offering and commenced principal operations. As such, the Company had no substantive operating activities prior to January 15, 2019 and any references herein to the “nine months ended September 30, 2019” are for the period from January 15, 2019 to September 30, 2019.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2020 and 2019, the Company did not receive any return of capital distributions from its equity investments.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $2,633 and $1,661 as of September 30, 2020 and December 31, 2019, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2020 totaled $129 and $1,815, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2019 totaled $768 and $1,371, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2020	2019
Interest income	$2,923	$1,155
PIK interest income	122	21
Dividend income (1)	18	—
Fee income	94	45
Prepayment gain (loss)	26	40
Accretion of discounts and amortization of premium	192	28
Total investment income	$3,375	$1,289

	Nine months ended September 30,
	2020	2019
Interest income	$8,414	$1,842
PIK interest income	205	23
Dividend income (2)	44	—
Fee income	94	60
Prepayment gain (loss)	91	42
Accretion of discounts and amortization of premium	466	44
Total investment income	$9,314	$2,011

(1)	Includes PIK dividends of $18 and zero, respectively.
(2)	Includes PIK dividends of $44 and zero, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $266 at September 30, 2020, and the Company had no investments on non-accrual status at December 31, 2019.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board each quarter and is generally based upon the Company's earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. The Company may accomplish this in several ways, including by purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, by temporarily drawing down on the Credit Facility or by effectuating other balance sheet transactions as are deemed appropriate for this purpose. There were no cash equivalents outstanding on the Company’s consolidated statements of assets and liabilities as of September 30, 2020 and December 31, 2019.

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to use for the originations of new investments, the repayment of outstanding debt under the Credit Facility and the related payment of interest expense and the quarterly release of earnings to the Company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2020 and December 31, 2019, the Company had unamortized deferred financing costs of $755 and $84, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2020 was $73 and $210, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2019 was $106 and $210, respectively.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to the Company’s organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents. There were no organization or offering costs incurred or outstanding on the consolidated financial statements as of September 30, 2020 and December 31, 2019.

As of both September 30, 2020 and December 31, 2019, MC Management has incurred organizational and offering costs of approximately $419 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425 for organization and offering costs. If the expenses incurred are greater than $425, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425. As these costs have not exceeded the amount to be reimbursed by MC Management as of both September 30, 2020 and December 31, 2019, no such costs have been recorded by the Company.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2020, the Company recorded a net expense on the consolidated statements of operations of zero and $12, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2019, the Company did not record a net expense on the consolidated statements of operations for U.S. federal excise tax. As of September 30, 2020 and December 31, 2019, the Company recorded an accrual for U.S. federal excise taxes of $7 and $20, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

Certain of the Company’s consolidated subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and nine months ended September 30, 2020 and 2019, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2020. The 2018 and 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2020, except as disclosed in Note 11.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2020.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$151,523	95.9%	$98,479	98.5%
Unitranche secured loans	—	—	984	1.0
Junior secured loans	4,085	2.6	—	—
Equity securities	2,445	1.5	468	0.5
Total	$158,053	100.0%	$99,931	100.0%

	September 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$149,865	96.1%	$99,334	98.5%
Unitranche secured loans	—	—	1,001	1.0
Junior secured loans	4,373	2.8	—	—
Equity securities	1,746	1.1	472	0.5
Total	$155,984	100.0%	$100,807	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2020		December 31, 2019
Amortized Cost:
International	$1,953	1.2%	$1,966	2.0%
Midwest	27,959	17.7	11,942	12.0
Northeast	33,486	21.2	29,401	29.4
Southeast	35,864	22.7	16,122	16.1
Southwest	7,042	4.5	10,786	10.8
West	51,749	32.7	29,714	29.7
Total	$158,053	100.0%	$99,931	100.0%

	September 30, 2020		December 31, 2019
Fair Value:
International	$1,869	1.2%	$1,954	1.9%
Midwest	28,319	18.2	12,187	12.1
Northeast	31,847	20.4	29,762	29.5
Southeast	35,479	22.7	15,943	15.8
Southwest	6,481	4.2	10,948	10.9
West	51,989	33.3	30,013	29.8
Total	$155,984	100.0%	$100,807	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2020		December 31, 2019
Amortized Cost:
Aerospace & Defense	$4,712	3.0%	$4,740	4.7%
Automotive	7,213	4.6	3,800	3.8
Banking, Finance, Insurance & Real Estate	20,106	12.7	19,334	19.3
Beverage, Food & Tobacco	12,269	7.8	6,510	6.5
Capital Equipment	11,687	7.4	—	—
Construction & Building	3,767	2.4	—	—
Consumer Goods: Durable	4,271	2.7	—	—
Consumer Goods: Non-Durable	1,218	0.8	1,226	1.2
Containers, Packaging & Glass	1,961	1.2	1,975	2.0
Energy: Oil & Gas	3,854	2.4	3,966	4.0
Healthcare & Pharmaceuticals	20,284	12.8	15,631	15.6
High Tech Industries	20,650	13.1	12,914	12.9
Media: Advertising, Printing & Publishing	10,072	6.4	7,078	7.1
Media: Broadcasting & Subscription	1,493	0.9	1,110	1.1
Media: Diversified & Production	2,972	1.9	2,965	3.0
Metals & Mining	840	0.5	—	—
Services: Business	17,994	11.4	9,058	9.1
Services: Consumer	4,084	2.6	3,265	3.3
Telecommunications	6,960	4.4	6,359	6.4
Transportation: Cargo	1,646	1.0	—	—
Total	$158,053	100.0%	$99,931	100.0%

	September 30, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,611	3.0%	$4,746	4.7%
Automotive	7,126	4.5	3,791	3.8
Banking, Finance, Insurance & Real Estate	20,431	13.1	19,589	19.4
Beverage, Food & Tobacco	12,321	7.9	6,629	6.6
Capital Equipment	11,827	7.6	—	—
Construction & Building	3,828	2.4	—	—
Consumer Goods: Durable	4,235	2.7	—	—
Consumer Goods: Non-Durable	1,210	0.8	1,238	1.2
Containers, Packaging & Glass	1,967	1.3	1,985	2.0
Energy: Oil & Gas	3,212	2.1	4,052	4.0
Healthcare & Pharmaceuticals	20,423	13.1	15,452	15.3
High Tech Industries	20,961	13.4	13,180	13.1
Media: Advertising, Printing & Publishing	9,458	6.1	7,021	7.0
Media: Broadcasting & Subscription	1,516	1.0	1,118	1.1
Media: Diversified & Production	2,889	1.8	2,996	3.0
Metals & Mining	658	0.4	—	—
Services: Business	17,143	11.0	9,199	9.1
Services: Consumer	4,073	2.6	3,309	3.3
Telecommunications	6,576	4.2	6,502	6.4
Transportation: Cargo	1,519	1.0	—	—
Total	$155,984	100.0%	$100,807	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of September 30, 2020 and December 31, 2019, were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of MC Advisors;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

The Board determined, in good faith, the fair value of the Company’s investment portfolio as of September 30, 2020 and these valuations were determined in accordance with the Company's valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that has materially impacted and may continue to materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

Fair Value Disclosures

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2020	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$149,865	$149,865
Unitranche secured loans	—	—	—	—
Junior secured loans	—	—	4,373	4,373
Equity securities	—	—	1,746	1,746
Total investments	$—	$—	$155,984	$155,984

	Fair Value Measurements
December 31, 2019	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$99,334	$99,334
Unitranche secured loans	—	—	1,001	1,001
Junior secured loans	—	—	—	—
Equity securities	—	—	472	472
Total investments	$—	$—	$100,807	$100,807

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.40% to 13.50% at September 30, 2020 and 5.30% to 13.92% at December 31, 2019. The maturity dates on the loans outstanding at September 30, 2020 range between March 2022 and December 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2020	$149,025	$992	$3,934	$1,643	$155,594
Net realized gain (loss) on investments	12	—	—	—	12
Net change in unrealized gain (loss) on investments	1,711	(10)	106	(562)	1,245
Purchases of investments and other adjustments to cost (1)	5,251	1	106	—	5,358
Proceeds from principal payments and sales of investments (2)	(5,194)	(983)	(48)	—	(6,225)
Reclassifications (3)	(940)	—	275	665	—
Balance as of September 30, 2020	$149,865	$—	$4,373	$1,746	$155,984

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807
Net realized gain (loss) on investments	12	—	—	—	12
Net change in unrealized gain (loss) on investments	(2,859)	(17)	219	(288)	(2,945)
Purchases of investments and other adjustments to cost (1)	63,982	2	3,975	897	68,856
Proceeds from principal payments and sales of investments (2)	(9,664)	(986)	(96)	—	(10,746)
Reclassifications (3)	(940)	—	275	665	—
Balance as of September 30, 2020	$149,865	$—	$4,373	$1,746	$155,984

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2019	$38,234	$1,994	$—	$—	$40,228
Net realized gain (loss) on investments	5	—	—	—	5
Net change in unrealized gain (loss) on investments	187	(13)	—	—	174
Purchases of investments and other adjustments to cost (1)	35,716	1	—	297	36,014
Proceeds from principal payments and sales of investments (2)	(3,093)	(982)	—	—	(4,075)
Reclassifications (3)	—	—	—	—	—
Balance as of September 30, 2019	$71,049	$1,000	$—	$297	$72,346

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$—	$—	$—	$—	$—
Net realized gain (loss) on investments	5	—	—	—	5
Net change in unrealized gain (loss) on investments	374	(1)	—	—	373
Purchases of investments and other adjustments to cost (1)	75,909	2	—	297	76,208
Proceeds from principal payments and sales of investments (2)	(3,256)	(984)	—	—	(4,240)
Reclassifications (3)	(1,983)	1,983	—	—	—
Balance as of September 30, 2019	$71,049	$1,000	$—	$297	$72,346

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2020, attributable to Level 3 investments still held at September 30, 2020, was $1,265 and ($2,887), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2019, attributable to Level 3 investments still held at September 30, 2019, was $198 and $373, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2020 and 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2020 were as follows:

			Unobservable	Weighted Average		Range
	Fair Value	Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$72,954	Discounted cash flow	EBITDA multiples	9.7	x	5.3	x	20.5	x
			Market yields	8.1%		5.5%		11.3%
Senior secured loans	50,424	Discounted cash flow	Revenue multiples	6.4	x	0.5	x	10.8	x
			Market yields	8.5%		6.3%		13.8%
Senior secured loans	1,263	Discounted cash flow	Book value multiples	1.3	x	1.3	x	1.3	x
			Market yields	10.1%		10.1%		10.1%
Junior secured loans	3,930	Discounted cash flow	Market yields	10.1%		10.1%		10.1%
Equity securities	1,682	Enterprise value	EBITDA multiples	11.0	x	7.5	x	20.5	x
Equity securities	57	Enterprise value	Revenue multiples	10.8	x	10.8	x	10.8	x
Total Level 3 Assets (1)	$130,310

(1)	Excludes loans of $25,674 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of September 30, 2020 and December 31, 2019, the Company believes that the carrying value of its Credit Facility approximates fair value.

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). Base management fees for the three and nine months ended September 30, 2020 were $617 and $1,716, respectively. MC Advisors elected to voluntarily waive $344 and $940 of such base management fees for the three and nine months ended September 30, 2020, respectively. Base management fees for the three and nine months ended September 30, 2019 were $227 and $393, respectively. MC Advisors elected to voluntarily waive the entire base management fee for the three and nine months ended September 30, 2019, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Part one incentive fees (1)	$346	$119	$901	$119
Part two incentive fees (2)	—	26	(132)	56
Incentive fees, excluding the impact of the incentive fee waiver	346	145	769	175
Incentive fee waiver (3)	(346)	(119)	(901)	(119)
Total incentive fees, net of incentive fee waiver	$—	$26	$(132)	$56

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2020, the Company incurred $262 and $742, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $82 and $242, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2019, the Company incurred $247 and $581, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $61 and $163, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2020 and December 31, 2019, $82 and $70, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

During the three and nine months ended September 30, 2020, no expenses were reimbursed by MC Management. MC Management agreed to reimburse the Company for administrative expenses (not to include base management fees or credit facility expenses) incurred by the Company of $160 and $530 for the three and nine months ended September 30, 2019, respectively. Accordingly, the Company has recorded a contra expense on the consolidated statements of operations of zero for both the three and nine months ended September 30, 2020 and $160 and $530 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company has recorded receivables for the remaining reimbursement from MC Management within due from affiliates on the consolidated statements of assets and liabilities of zero and $14, respectively.

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

Note 6. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 330% and 320%, respectively.

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

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Credit Facility Amendment”). The terms of the Credit Facility Amendment became effective as of June 1, 2020. The Credit Facility Amendment includes modifications that reduce pricing, expand the investment eligibility parameters under the Credit Facility to include certain opportunistic investments, increase the advance rates available under the Credit Facility, extend the reinvestment period of the Credit Facility to May 1, 2023, and implement various modifications in response to the COVID-19 pandemic. In addition, the Credit Facility Amendment implemented an uncommitted accordion feature to upsize the Credit Facility to $300,000 in the future, if needed. The Company incurred expenses of $877 in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2020 and December 31, 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $144,217 and $91,441, respectively, and these investments are identified on the consolidated schedules of investments. As of September 30, 2020 and December 31, 2019, the Company had outstanding borrowings under the Credit Facility of $49,900 and $31,200, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.50% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of September 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.0% and 4.7%, respectively.

The composition of the Company’s interest and other debt financing expenses and average outstanding balances were as follows:

	Three months ended September 30,
	2020	2019
Interest expense	$392	$81
Unused commitment fees	22	86
Amortization of deferred financing costs	73	106
Total interest and other debt financing expenses	$487	$273
Average debt outstanding	$50,972	$5,532

	Nine months ended September 30,
	2020	2019

Interest expense	$1,355	$130
Unused commitment fees	88	116
Amortization of deferred financing costs	210	210
Total interest and other debt financing expenses	$1,653	$456
Average debt outstanding	$49,586	$3,236

Note 7. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following tables summarize the distributions declared during the nine months ended September 30, 2020 and 2019, respectively:

Date Declared	Record Date	Payment Date (1)	Amount Per Share (2)	Distribution Declared
Nine months ended September 30, 2020:
May 13, 2020	May 13, 2020	May 20, 2020	$0.20	$1,764
August 6, 2020	August 6, 2020	August 13, 2020	0.20	2,116
Total distributions declared			$0.40	$3,880

Date Declared	Record Date	Payment Date (1)	Amount Per Share (3)	Distribution Declared
Nine months ended September 30, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208
June 20, 2019	June 21, 2019	August 20, 2019	0.17	501
September 18, 2019	September 20, 2019	November 20, 2019	0.20	1,067
Total distributions declared			$0.57	$1,776

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net investment income earned by the Company as determined in accordance with GAAP.
(3)	The payment amount approved by the Board was equal to the net increase in net assets resulting from operations earned by the Company as determined in accordance with GAAP.

The following tables summarize the Company’s distributions reinvested during the nine months ended September 30, 2020 and 2019, respectively:

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2020:
March 17, 2020	December 13, 2019	December 20, 2019	$10.00	35,717	$357
May 20, 2020	May 13, 2020	May 13, 2020	$9.49	53,408	507
August 13, 2020	August 6, 2020	August 6, 2020	$9.70	62,063	602
Total proceeds				151,188	$1,466

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2019:
May 15, 2019	March 19, 2019	March 22, 2019	$10.00	8,530	$85
August 20, 2019	June 20, 2019	June 21, 2019	$10.00	13,797	138
Total proceeds				22,327	$223

Note 8. Stock Issuances

As of September 30, 2020, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following tables summarize the issuance of shares pursuant to the Private Offering during the nine months ended September 30, 2020 and 2019:

Date	NAV Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	$9.29	1,580,867	14,686
August 17, 2020	$9.50	1,049,263	9,968
Total		4,666,971	$45,023

Date	NAV Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2019:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	$10.00	1,596,600	15,966
April 4, 2019	$10.00	275,500	2,755
April 8, 2019	$10.00	21,000	210
July 1, 2019	$10.00	2,384,300	23,843
Total		5,294,900	$52,949

During the nine months ended September 30, 2020, the Company also issued 151,188 shares, with an aggregate value of $1,466, under the DRIP as disclosed in Note 7. During the nine months ended September 30, 2019, the Company also issued 22,327 shares, with an aggregate value of $223, respectively, under the DRIP as disclosed in Note 7.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2020 and December 31, 2019, the Company had $15,361 and $14,324, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of September 30, 2020.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Per share data:
Net asset value at beginning of period	$10.00	$10.00
Net investment income (loss) (1)	0.63	0.46
Net gain (loss) (1)	(0.30)	0.13
Net increase (decrease) in net assets resulting from operations (1)	0.33	0.59
Stockholder distributions declared (2)	(0.40)	(0.57)
Other (3)	(0.13)	(0.02)
Net asset value at end of period	$9.80	$10.00
Net assets at end of period	$114,639	$53,173
Shares outstanding at end of period	11,692,690	5,317,327
Total return based on average net asset value (4)	3.54%	7.68%
Ratio/Supplemental data:
Ratio of total investment income to average net assets (5)	13.42%	12.25%
Ratio of expenses to average net assets without waivers and expense reimbursement (5)	6.83%	9.77%
Ratio of expenses to average net assets with waivers and expense reimbursement (5) (6)	4.51%	3.64%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (5)	6.59%	2.48%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (5) (6)	8.91%	8.61%
Portfolio turnover (7)	7.58%	13.95%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(6)	Includes interest expense and part two incentive fees that are not subject to reimbursement.
(7)	Ratio is not annualized.

Note 11. Subsequent Events

The Company has evaluated subsequent events through November 10, 2020, the date on which the consolidated financial statements were issued.

On November 9, 2020, the Board declared a quarterly distribution of $0.20 per share payable on November 13, 2020 to holders of record on November 9, 2020.

On November 9, 2020, the Board approved an extension of the offering period of the initial Private Offering through January 15, 2021.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of September 30, 2020, our portfolio included approximately 96.1% senior secured loans, 2.8% junior secured loans and 1.1% equity securities, compared to December 31, 2019, when our portfolio included approximately 98.5% senior secured loans, 1.0% unitranche secured loans and 0.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

We are conducting our first best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (a “Private Offering”). At each closing an investor purchases shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors are required to fund their full subscription to purchase shares of our common stock. We expect to conduct additional private offerings in the future, subject to approval by our board of directors (the “Board”).

The following table summarizes the issuance of shares of our common stock pursuant to the Private Offering during the nine months ended September 30, 2020 (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	$9.29	1,580,867	14,686
August 17, 2020	$9.50	1,049,263	9,968
Total		4,666,971	$45,023

 During the nine months ended September 30, 2020, we also issued 151,188 shares of our common stock with an aggregate value of $1.5 million under our dividend reinvestment plan (“DRIP”).

On January 15, 2019, we completed the initial closing of the Private Offering and commenced principal operations. As such, we had no substantive operating activities prior to January 15, 2019 and any references herein to the “nine months ended September 30, 2019” are for the period from January 15, 2019 to September 30, 2019.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments, which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

Portfolio and Investment Activity

During the three months ended September 30, 2020, we invested $3.8 million in one new portfolio company, and $1.3 million in six existing portfolio companies, and had $6.2 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $1.1 million for the period.

During the nine months ended September 30, 2020, we invested $59.2 million in 15 new portfolio companies, and $9.0 million in 17 existing portfolio companies, and had $10.7 million in aggregate amount of sales and principal repayments, resulting in net investments of $57.5 million for the period.

During the three months ended September 30, 2019, we invested $35.6 million in 10 new portfolio companies and $0.3 million in five existing portfolio companies and had $4.0 million in aggregate amount of sales and principal repayments, resulting in net investments of $31.9 million for the period.

During the nine months ended September 30, 2019, we invested $76.1 million in 34 new portfolio companies and had $4.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $71.9 million for the period.

The following table shows portfolio yield by security type:

	September 30, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.4%	7.4%	8.0%	8.0%
Unitranche secured loans	—	—	6.4	7.0
Junior secured loans	9.7	9.7	—	—
Preferred equity securities	8.0	8.0	—	—
Total	7.4%	7.4%	8.0%	8.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	September 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$149,865	96.1%	$99,334	98.5%
Unitranche secured loans	—	—	1,001	1.0
Junior secured loans	4,373	2.8	—	—
Equity securities	1,746	1.1	472	0.5
Total	$155,984	100.0%	$100,807	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019, with a continued primary focus on senior secured loans. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR.

The following table shows our portfolio composition by industry (in thousands):

	September 30, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,611	3.0%	$4,746	4.7%
Automotive	7,126	4.5	3,791	3.8
Banking, Finance, Insurance & Real Estate	20,431	13.1	19,589	19.4
Beverage, Food & Tobacco	12,321	7.9	6,629	6.6
Capital Equipment	11,827	7.6	—	—
Construction & Building	3,828	2.4	—	—
Consumer Goods: Durable	4,235	2.7	—	—
Consumer Goods: Non-Durable	1,210	0.8	1,238	1.2
Containers, Packaging & Glass	1,967	1.3	1,985	2.0
Energy: Oil & Gas	3,212	2.1	4,052	4.0
Healthcare & Pharmaceuticals	20,423	13.1	15,452	15.3
High Tech Industries	20,961	13.4	13,180	13.1
Media: Advertising, Printing & Publishing	9,458	6.1	7,021	7.0
Media: Broadcasting & Subscription	1,516	1.0	1,118	1.1
Media: Diversified & Production	2,889	1.8	2,996	3.0
Metals & Mining	658	0.4	—	—
Services: Business	17,143	11.0	9,199	9.1
Services: Consumer	4,073	2.6	3,309	3.3
Telecommunications	6,576	4.2	6,502	6.4
Transportation: Cargo	1,519	1.0	—	—
Total	$155,984	100.0%	$100,807	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	144,417	92.6
3	11,301	7.2
4	266	0.2
5	—	—
Total	$155,984	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	98,728	97.9
3	2,079	2.1
4	—	—
5	—	—
Total	$100,807	100.0%

As of September 30, 2020, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.3 million in fair value, or 0.2% of our total investments at fair value. As of December 31, 2019, we had no loans on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Total investment income	$3,375	$1,289
Total expenses, net of fee waivers and expense reimbursement	1,037	401
Net investment income before income taxes	2,338	888
Income taxes, including excise taxes	—	—
Net investment income	2,338	888
Net realized gain (loss) on investments	12	5
Net change in unrealized gain (loss) on investments	1,245	174
Net gain (loss)	1,257	179
Net increase (decrease) in net assets resulting from operations	$3,595	$1,067

	Nine months ended September 30,
	2020	2019
Total investment income	$9,314	$2,011
Total expenses, net of fee waivers and expense reimbursement	3,084	613
Net investment income before income taxes	6,230	1,398
Income taxes, including excise taxes	12	—
Net investment income	6,218	1,398
Net realized gain (loss) on investments	12	5
Net change in unrealized gain (loss) on investments	(2,945)	373
Net gain (loss)	(2,933)	378
Net increase (decrease) in net assets resulting from operations	$3,285	$1,776

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2020	2019
Interest income	$2,923	$1,155
PIK interest income	122	21
Dividend income (1)	18	—
Fee income	94	45
Prepayment gain (loss)	26	40
Accretion of discounts and amortization of premium	192	28
Total investment income	$3,375	$1,289

	Nine months ended September 30,
	2020	2019
Interest income	$8,414	$1,842
PIK interest income	205	23
Dividend income (2)	44	—
Fee income	94	60
Prepayment gain (loss)	91	42
Accretion of discounts and amortization of premium	466	44
Total investment income	$9,314	$2,011

(1)	Includes PIK dividends of $18 and zero, respectively.
(2)	Includes PIK dividends of $44 and zero, respectively.

The increase in investment income of $2.1 million and $7.3 million during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, is primarily due to growth in the portfolio as we commenced operations on January 15, 2019.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2020	2019
Interest and other debt financing expenses	$487	$273
Base management fees, net of base management fee waiver (1)	273	—
Incentive fees, net of incentive fee waiver (2)	—	26
Professional fees	105	132
Administrative service fees	82	61
General and administrative expenses	75	54
Directors’ fees	15	15
Expenses before expense reimbursement, net of fee waivers	1,037	561
Expense reimbursement (3)	—	(160)
Total expenses, net of fee waivers and expense reimbursement	$1,037	$401

	Nine months ended September 30,
	2020	2019
Interest and other debt financing expenses	$1,653	$456
Base management fees, net of base management fee waiver (1)	776	—
Incentive fees, net of incentive fee waiver (2)	(132)	56
Professional fees	286	250
Administrative service fees	242	163
General and administrative expenses	214	168
Directors’ fees	45	50
Expenses before expense reimbursement, net of fee waivers	3,084	1,143
Expense reimbursement (3)	—	(530)
Total expenses, net of fee waivers and expense reimbursement	$3,084	$613

(1)	Base management fees for the three and nine months ended September 30, 2020 were $617 and $1,716, respectively. MC Advisors elected to voluntarily waive $344 and $940 of such base management fees for the three and nine months ended September 30, 2020, respectively. Base management fees for the three and nine months ended September 30, 2019 were $227 and $393, respectively. MC Advisors elected to voluntarily waive the entire base management fee for the three and nine months ended September 30, 2019, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three months ended September 30, 2020 were $346, comprised of part one incentive fees, which MC Advisors elected to voluntarily waive. Incentive fees for the nine months ended September 30, 2020 were $769, comprised of part one incentive fees of $901 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $901 during the nine months ended September 30, 2020. Incentive fees for the three and nine months ended September 30, 2019 were $145 and $175, respectively. MC Advisors elected to voluntarily waive the part one incentive fees of $119 for both periods. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information. There is no guarantee that MC Advisors will waive any incentive fees in the future.
(3)	During the three and nine months ended September 30, 2020, no expenses were reimbursed by MC Management. During the three and nine months ended September 30, 2019, MC Management agreed to reimburse us for administrative expenses (not to include base management fees or credit facility expenses) incurred by us of $160 and $530, respectively.

The composition of our interest and other debt financing expenses and average outstanding balances were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Interest expense	$392	$81
Unused commitment fees	22	86
Amortization of deferred financing costs	73	106
Total interest and other debt financing expenses	$487	$273
Average debt outstanding	$50,972	$5,532

	Nine months ended September 30,
	2020	2019
Interest expense	$1,355	$130
Unused commitment fees	88	116
Amortization of deferred financing costs	210	210
Total interest and other debt financing expenses	$1,653	$456
Average debt outstanding	$49,586	$3,236

The increase in total expenses of $0.6 million and $2.5 million during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, is primarily the result of the growth in interest expense on our revolving credit facility and base management fees as a result of the growth of our investment portfolio. Additionally, MC Advisors voluntarily waived all base management fees and MC Management reimbursed us for administrative expenses incurred during the nine months ended September 30, 2019 to assist with our launch.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2020, we recorded a net expense on the consolidated statements of operations of zero and $12 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2019, we did not record a net expense on the consolidated statements of operations for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and nine months ended September 30, 2020 and 2019, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During both the three and nine months ended September 30, 2020, we had sales of investments of $1.9 million, resulting in $12 thousand of net realized gain (loss).

During both the three and nine months ended September 30, 2019, we had sales of investments of $0.4 million, resulting in $5 thousand of net realized gain (loss).

Net Change in Unrealized Gain (Loss)

During the nine months ended September 30, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. Loan valuations have been negatively impacted by broad market movements and spread widening in the loan market since December 31, 2019 as market participants have expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. While we have seen spreads tighten since March 31, 2020, spreads, and therefore valuations, have not yet returned to the pre-COVID-19 levels.

For the three months ended September 30, 2020 and 2019, our investments had $1.2 million and $0.2 million of net change in unrealized gain (loss), respectively. We estimate that during the three months ended September 30, 2020, we recorded net unrealized gains of $1.6 million attributable to broad market movements and tightening of credit spreads. These increases in value were offset by ($0.4) million in unrealized losses attributable to specific credit or fundamental performance of certain underlying portfolio companies, a significant portion of which is a result of the impact of the COVID-19 pandemic on individual credit performance.

For the nine months ended September 30, 2020 and 2019, our investments had ($2.9) million and $0.4 million of net change in unrealized gain (loss), respectively. We estimate that during the nine months ended September 30, 2020, we recorded net unrealized losses of ($1.4) million attributable to broad market movements and widening of credit spreads. Additionally, we estimate approximately ($1.5) million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. The fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including potential further impacts of the COVID-19 pandemic.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $3.6 million and $1.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.32 and $0.20, respectively. The $2.5 million increase during the three months ended September 30, 2020, as compared to September 30, 2019, is primarily the result of an increase in net mark-to-market gains on investments in the portfolio and an increase in net investment income as a result of the increase in the size of the investment portfolio.

For the nine months ended September 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $3.3 million and $1.8 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.33 and $0.59, respectively. The $1.5 million increase during the nine months ended September 30, 2020, as compared to September 30, 2019, is primarily the result of an increase in net investment income, partially offset by an increase in net mark-to-market losses on investments in the portfolio due to the COVID-19 pandemic.

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

As of September 30, 2020, we had $2.0 million in cash, $6.4 million in restricted cash at the SPV, and $49.9 million of debt outstanding on our revolving credit facility. We had $25.1 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

Cash Flows

For the nine months ended September 30, 2020 and 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $4.4 million and $2.4 million, respectively. For the nine months ended September 30, 2020, operating activities used $54.7 million of cash, primarily as a result of purchases of portfolio investments. For the nine months ended September 30, 2019, operating activities used $69.8 million, primarily as a result of purchases of portfolio investments. For the nine months ended September 30, 2020, we generated $59.0 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility. For the nine months ended September 30, 2019, we generated $72.3 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, including our current Private Offering and any subsequent offerings, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. We may also use available funds to repay outstanding borrowings.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of September 30, 2020 and December 31, 2019, we had 11,692,690 and 6,874,532 shares outstanding, respectively.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2020 and December 31, 2019, our asset coverage ratio based on aggregate borrowings outstanding was 330% and 320%, respectively.

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

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2020 and December 31, 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $144.2 million and $91.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of September 30, 2020 and December 31, 2019, we had outstanding borrowings under the Credit Facility of $49.9 million and $31.2 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.50% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of September 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.0% and 4.7%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2020 totaled $2.1 million ($0.20 per share) and $3.9 million ($0.40 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2019 totaled $1.1 million ($0.20 per share) and $1.8 million ($0.57 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2020, and December 31, 2019, we had outstanding commitments to fund investments totaling $15.4 million and $14.3 million, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On November 9, 2020, our Board declared a quarterly distribution of $0.20 per share payable on November 13, 2020 to holders of record on November 9, 2020.

On November 9, 2020, our Board approved an extension of the offering period of the initial Private Offering through January 15, 2021.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of MC Advisors;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

Our Board approved the fair value of our investment portfolio as of September 30, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that has materially impacted and may continue to materially impact the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

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

During the nine months ended September 30, 2020, we reversed the accrual of the capital gains incentive fee based on the performance of our portfolio.

During the three and nine months ended September 30, 2019, we accrued capital gains incentive fees of $26 thousand and $56 thousand based on the performance of our portfolio, zero of which was payable to MC Advisors as a result of realized gains. The remaining $26 thousand and $56 thousand was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2020.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(3)	$—	$(3)
Up 100 basis points	311	323	(12)
Up 200 basis points	1,705	822	883
Up 300 basis points	3,278	1,321	1,957

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended September 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general that will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. It is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, MC Advisors and our portfolio companies.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of September 30, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of September 30, 2020 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a long-term world-wide economic downturn.

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

There is uncertainty surrounding potential legal, regulatory, tax and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2020, we issued 1,049,263 shares of our common stock, par value $0.001 per share, at a price of $9.50 per share for proceeds of $9,968,000.

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

Date: November 10, 2020	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: November 10, 2020	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation

