Form 10-K
period 2020-12-31
Monroe Capital Income Plus Corp
filed 2021-03-10
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of December 31, 2020, there was no established public market for the Registrant’s common stock.

As of March 9, 2021, the registrant had 13,827,515 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Income Plus Corporation, a Maryland corporation, and its consolidated subsidiaries;

•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser, a Delaware limited liability company and affiliate of Monroe Capital;

•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator, a Delaware limited liability company and affiliate of Monroe Capital; and

•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

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

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are a Maryland corporation formed on May 30, 2018. We are an externally managed closed-end, non-diversified specialty finance company organized to maximize the total return to our stockholders in the form of current income and capital appreciation through a variety of investments. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). After our election to be regulated as a BDC, we elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. We currently qualify and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

We are conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (the “Second Private Offering”). At each closing, an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of an initial private offering (the “Initial Private Offering”) on January 15, 2019 (the “Initial Closing Date”). On November 16, 2020, we held the final closing of our Initial Private Offering. In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million.

On June 27, 2018, we issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1 thousand ($10.00 per share) to MC Management, an affiliate of MC Advisors, our investment adviser. The sale of our common stock was approved by the unanimous consent of our Board of Directors (the “Board”) at the time.

The following table summarizes the issuance of shares of our common stock pursuant to the Initial Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Initial Private Offering:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	$10.00	1,596,600	15,966
April 4, 2019	$10.00	275,500	2,755
April 8, 2019	$10.00	21,000	210
July 1, 2019	$10.00	2,384,300	23,843
October 1, 2019	$10.00	1,527,500	15,275
January 2, 2020	$10.00	2,036,841	20,369
May 15, 2020	$9.29	1,580,867	14,686
August 17, 2020	$9.50	1,049,263	9,968
November 16, 2020	$9.60	2,068,125	19,854
Total		13,557,496	$133,101

OVERVIEW OF OUR BUSINESS

We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations (“CLO”) facilities, asset-backed securities and other securitized products and warehouse loan facilities (“Securitized Products”); (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets.

We do not limit our investments to any particular industry or geographic area when investing in qualifying assets (as defined in Section 55(a) of the 1940 Act), which are expected to constitute at least 70% of our total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in fund finance, secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity or private debt fund-level financing backed by the residual value of third-party private equity or private debt fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.

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

Since the commencement of operations, we have grown the fair value of our portfolio of investments to approximately $190.1 million at December 31, 2020. Our portfolio at December 31, 2020 consists of 61 different portfolio companies and holdings include senior secured loans, unitranche secured loans, junior secured loans and equity investments. As of December 31, 2020, our portfolio included approximately 92.9% senior secured loans, 3.0% unitranche secured loans, 2.3% junior secured loans and 1.8% equity securities. As of December 31, 2020, we have borrowed $58.9 million under our revolving credit facility.

OUR INVESTMENT ADVISOR

Our investment activities are managed by our investment advisor, MC Advisors, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their private equity sponsors, analyzing investment opportunities, structuring our investments and managing our investments and portfolio companies on an ongoing basis. MC Advisors was organized in February 2011 and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

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

Our investment committee is composed of Mr. Koenig, Mr. Peck and Michael J. Egan. The investment committee is also advised by certain senior investment professionals of Monroe Capital from time to time. The investment committee has substantial experience in lending and investing through multiple economic cycles and intends to utilize the established asset management infrastructure and extensive direct lending relationships of MC Advisors to generate proprietary private credit deal flow. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2020, Monroe Capital’s investment professionals invested in over 1,400 loans and related investments in an aggregate amount of over $20.0 billion.

In addition to his role with Monroe Capital and MC Advisors, Mr. Koenig serves as Chairman of our Board and is considered an interested director. Mr. Koenig has more than 35 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Peck has more than 25 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Mr. Egan is a senior investment professional at Monroe Capital. Mr. Egan has more than 35 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2021, Monroe Capital had approximately $9.4 billion in assets under management. Over its seventeen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 500 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2020, Monroe Capital’s investment professionals invested in over 1,400 loans and related investments in an aggregate amount of over $20.0 billion. The senior investment team of Monroe Capital averages more than 30 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. We do not target any specific industry, however, as of December 31, 2020, our investments in the High Tech Industries and Healthcare & Pharmaceuticals industries represented approximately 16.1% and 12.0%, respectively, of the fair value of our portfolio.

We will not limit ourselves to any particular industry or geographic area when investing in qualifying assets (as defined in Section 55(a) of the 1940 Act and discussed in “— Regulation” below), which generally must constitute at least 70% of our total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity fund-level financing backed by the residual value of third-party private equity fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.

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

We have a broad and flexible investment program that allows for maximum flexibility to move quickly and efficiently on sectors and opportunities as economic conditions warrant. This adaptability should facilitate our efforts to seek out inefficiencies and mispricings in markets and in investment arenas in which there is a shortage of financing options. A key advantage is our ability to shift exposures as markets change and the economic cycle fluctuates, and to capitalize on attractive opportunities and strategies wherever and whatever they might be.

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

Our investment strategy includes the following:

Protection of Capital: We focus on the safety and protection of invested capital through Monroe Capital’s comprehensive underwriting process. Depending on the type of transaction, the loan may have structural protection by being collateralized and will typically have a lien on all of the borrower’s tangible and intangible assets, and a pledge of all company stock. In addition, covenants generally provide the ability for early intervention in the event of deteriorating financial performance of an underlying borrower. Other types of transactions will be protected by detailed analysis and on-going monitoring of collateral.

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

Active Investor and Operating Approach to Value Creation: MC Advisors has significant experience in sourcing, structuring, closing, managing and exiting investments. Prior to making an investment on our behalf, MC Advisors conducts a comprehensive financial and operational underwriting process to determine the factors likely to impact ongoing performance by portfolio companies or a proposed restructuring or recapitalization process. This analysis includes the following:

•	Due Diligence – MC Advisors utilizes well-defined credit and underwriting criteria and proprietary investment management tools developed through its extensive experience. Standard due diligence items include in-person meetings with senior management, company and asset owners, onsite corporate and asset visits, and detailed calls with key customers and suppliers and examination of compatibility with Monroe Capital’s Environmental, Social and Governance policy. MC Advisors may also utilize third-party firms to conduct quality of earnings analyses, special purpose accounting reviews, asset and enterprise value appraisals, management background checks on senior company management, field audits, technology reviews and business plan reviews. As part of this detailed process, MC Advisors utilizes recognized and experienced vendors (such as external legal counsel, field examiners and asset appraisers) in order to promote consistency and efficiency.

•	Strategic Planning – MC Advisors is actively involved in identification, development and execution of various strategies for portfolio companies.

•	Executive Development – MC Advisors draws on its network of relationships to assist in the recruiting and developing the management of portfolio companies, as needed.

•	Capital Formation – MC Advisors draws on its relationships in the banking, finance, private equity, investment banking and capital markets to assist portfolio companies in capital sourcing, as needed.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 130 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by Theodore L. Koenig, our Chairman and Chief Executive Officer, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2020, Monroe Capital’s investment professionals invested in over 1,400 loans and related investments in an aggregate amount of over $20.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2020. Monroe Capital’s over 1,400 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Established Credit Risk Management Framework. We manage our credit risk through a well-defined portfolio strategy and credit policy. In terms of credit monitoring, MC Advisors assigns each loan to a particular portfolio management professional and maintains an internal credit rating analysis for all loans. MC Advisors then employs ongoing review and analysis, together with regular investment committee meetings to review the status of certain complex and challenging loans and a comprehensive quarterly review of all loan transactions. MC Advisors’ investment professionals also have significant turnaround and debt work-out experience, which gives them perspective on the risks and possibilities throughout the entire credit cycle. We believe this careful approach to investment and monitoring enables us to identify problems early and gives us an opportunity to assist borrowers before they face difficult liquidity constraints. By anticipating possible negative contingencies and preparing for them, we believe that we diminish the probability of underperforming assets and loan losses.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $18.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2020, as well as the top ten industries in which we were invested as of December 31, 2020, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Instructure, Inc.	$9,784	5.1%
Complete Innovations Inc.	8,472	4.5
MCP Shaw Acquisitionco, LLC	7,891	4.2
IDIG Parent, LLC	7,840	4.1
Governmentjobs.com, Inc.	6,954	3.7
DataOnline Corp.	6,859	3.6
Huff Hispanic Food Holdings, LLC	6,712	3.5
MarkLogic Corporation	5,744	3.0
LX/JT Intermediate Holdings, Inc.	5,740	3.0
Acquia, Inc.	5,511	2.9
Total	$71,507	37.6%

Industry	Fair Value of Investments	Percentage of Total Investments
High Tech Industries	$30,601	16.1%
Healthcare & Pharmaceuticals	22,874	12.0
Services: Business	18,332	9.6
Services: Consumer	15,065	7.9
Banking, Finance, Insurance & Real Estate	14,762	7.8
Media: Advertising, Printing & Publishing	14,658	7.7
Beverage, Food & Tobacco	12,452	6.6
Capital Equipment	11,777	6.2
Transportation: Cargo	9,880	5.2
Telecommunications	8,325	4.4
Total	$158,726	83.5%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

Origination. MC Advisors develops investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with six offices in the United States. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors generally seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

Due Diligence. For each of our investments, MC Advisors prepares a comprehensive new business presentation, which summarizes the investment opportunity and its due diligence and risk analysis, all from the perspective of strengths, weaknesses, opportunities and threats presented by the opportunity. This presentation assesses the borrower and its management, including products and services offered, market position, sales and marketing capabilities and distribution channels; key contracts, customers and suppliers, meetings with management and facility tours; background checks on key executives; customer calls; and an evaluation of exit strategies. MC Advisors’ presentation typically evaluates historical financial performance of the borrower and includes projections, including operating trends, an assessment of the quality of financial information, capitalization and liquidity measures and debt service capacity. The financial analysis also includes sensitivity analysis against management projections and an analysis of potential downside scenarios, particularly for cyclical businesses. MC Advisors also reviews the dynamics of the borrowers’ industry and assess the maturity, market size, competition, technology and regulatory issues confronted by the industry. Finally, MC Advisors’ new business presentation includes all relevant third-party reports and assessments, including, as applicable, analyses of the quality of earnings of the prospective borrower, a review of the business by industry experts and third-party valuations. MC Advisors also includes in this due diligence, if relevant, field exams, collateral appraisals and environmental reviews, as well as a review of comparable private and public transactions.

Underwriting. MC Advisors uses the systematic, consistent approach to credit evaluation developed in house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at MC Advisors bring to bear extensive lending experience with emphasis on lessons learned from the past credit cycles. We believe that the extensive credit and debt work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. MC Advisors preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, MC Advisors seeks to understand current and future collateral value, opening availability and ongoing liquidity. MC Advisors documents this preliminary analysis, which is thoroughly reviewed by at least one member of its investment committee prior to proposing a formal term sheet. We believe this early involvement of the investment committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by MC Advisors, we expect that only approximately 10% of our sourced deals will reach the formal term sheet stage.

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

Monitoring. We benefit from the portfolio management system in place at Monroe Capital. This monitoring includes regular meetings between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments with the support of junior portfolio management staff. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process developed by Monroe Capital has daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4 or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	177,595	93.4
3	12,307	6.5
4	234	0.1
5	—	—
Total	$190,136	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	98,728	97.9
3	2,079	2.1
4	—	—
5	—	—
Total	$100,807	100.0%

MANAGEMENT AND OTHER AGREEMENTS

MC Advisors is located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our investing activities operations and provides investment advisory services to us, pursuant to the Investment Advisory Agreement entered into on December 5, 2018. Under the terms of the Investment Advisory Agreement, MC Advisors:

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Board most recently reapproved the Administration Agreement on November 9, 2020. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

License Agreement

On December 5, 2018, we entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital.” Under this agreement, we have a right to use the “Monroe Capital” name for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with MC Advisors is in effect.

MC Advisors’ Staffing Agreement

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

Board Approval of the Investment Advisory Agreement

At a virtual meeting of our Board held on November 9, 2020, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to reapprove the Investment Advisory Agreement in accordance with the requirements of the 1940 Act. In reliance upon certain exemptive relief provided by the SEC in connection with the COVID-19 pandemic, the Board undertook to ratify the Investment Advisory Agreement at its next person meeting. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.

•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other BDCs.

•	Investment Performance. Our Board reviewed our performance, as well as comparative data with respect to the investment performance of other externally managed BDCs.

Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the investment advisory agreement and its continuation as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided to us.

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

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. Our Board generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as the use of the income approach is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

We report our investments at fair value with changes in value reported through our consolidated statements of operations under the caption “unrealized gain (loss).” In determining fair value, we are required to assume that portfolio investments are to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

LIQUIDITY OPTIONS

From time to time, commencing after January 15, 2022, we may offer stockholders the opportunity to participate in a liquidity event which could include, among other options: (i) quarterly and upon six months prior written notice, optional repurchase of up to 5% of any outstanding shares of common stock; (ii) optional exchange of outstanding shares of common stock for shares of Monroe Capital Corporation, a publicly traded BDC (“MRCC”) that is also externally managed by MC Advisors; (iii) a merger or another transaction approved by the Board in which stockholders will receive cash or shares of a listed company; (iv) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (v) an orderly wind down and/or liquidation.

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of our outstanding shares of common stock on a quarterly basis commencing after January 15, 2022. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. In addition, participation by certain investors in such repurchase offers will be subject to any applicable lock-up period pursuant to each such investor’s subscription agreement. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that we will have sufficient cash to repurchase shares on a quarterly basis or at all. Such repurchase offerings may be subject to additional limitations that will be described in detail in the applicable repurchase offer documents.

Certain of these liquidity options, including the exchange of shares of our common stock for shares of MRCC, if any, will require exemptive relief from the SEC. There can be no assurance that we will be able to obtain such exemptive relief from the SEC. If we are unable to do so, then we will continue our operations in the manner as otherwise set forth in this Annual Report and in our offering memorandum.

Certain investors in the Second Private Offering will agree to not transfer or otherwise dispose of shares of our common stock purchased in the Second Private Offering until the third anniversary of such investor’s closing date, including pursuant to an offer by us to repurchase shares in a tender offer or otherwise.

INFORMATION TECHNOLOGY

We utilize a number of industry standard practices and software packages to secure, protect, manage and back up all corporate data. We outsource portions of our information technology function to efficiently monitor and maintain our systems. Also, we conduct a daily backup of our systems to ensure the security and stability of the network.

ELECTION TO BE TAXED AS A RIC

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). Generally, we would expect these distributions to be taxable to our stockholders as ordinary income and not to be eligible for the reduced maximum tax rates associated with qualified dividends.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2020 and 2019, we recorded $72 thousand and $20 thousand on our consolidated statements of operations for U.S. federal excise taxes.

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

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership that would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In order to prevent our receipt of income that would not satisfy the 90% Income Test, we have established and may establish additional special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income taxes and other taxes, and therefore would be expected to achieve a reduced after-tax yield.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, for debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income will continue to constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued are included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Gain or loss realized from warrants as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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

Although we do not expect to do so, we are authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for U.S. federal income tax and the 4% federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(a)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

▪	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

▪	is controlled by a BDC or a group of companies including a BDC, and such BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(b)	Securities of any eligible portfolio company that we control.

(c)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization, or, if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity securities of the eligible portfolio company.

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(f)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

SENIOR SECURITIES

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

Proxy Voting Records

You may obtain information about how we voted proxies for Monroe Capital Income Plus Corporation by making a written request for proxy voting information to: Monroe Capital Income Plus Corporation, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Chief Compliance Officer, or by calling Monroe Capital Income Plus Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.

On October 15, 2014, we, along with MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by MC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31, 2020, affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. The exemptive relief received by MC Advisors and affiliates from the SEC on October 15, 2014 permits greater flexibility relating to co-investments, subject to certain conditions. When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretation, and pursuant to our exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with such relief and MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

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

Summary Risk Factors

Risks Relating to Our Business and Structure

•	We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

•	Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of MC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.

•	Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.

•	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•	We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

•	An extended disruption in the capital markets and the credit markets could negatively affect our business.

•	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

•	Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

•	We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

•	The interest rates of our revolving credit facility and term loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

•	We are exposed to risks associated with changes in interest rates.

•	Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

•	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•	There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

•	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

•	There are significant financial and other resources necessary to comply with the requirements of being a public reporting entity.

•	The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

•	The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

Risks Related to Our Investments

•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•	Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

•	Our portfolio companies will likely consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

•	We may be subject to risks associated with our investments in senior loans, junior debt securities, “covenant-lite” loans, unitranche secured loans and securities, bank loans, and securitized products.

•	The lack of liquidity in our investments may adversely affect our business.

•	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

•	Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

•	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

•	Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

•	Defaults by our portfolio companies will harm our operating results.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•	Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

Risks Relating to Our Common Stock

•	There is currently no public market for our stock, and the liquidity of your investment is limited.

•	We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

•	We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

•	We may defer dividends to a subsequent taxable year.

•	For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

•	Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

 Risks Relating to Our Business and Structure

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

As of December 31, 2020, MC Advisors manages other assets in MRCC, and affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among the participating funds, including us, in proportion to the relative amounts of capital available for new investments, taking into account such factors as Monroe Capital may determine appropriate, including, without limitation, investment objectives, legal or regulatory restrictions, current holdings, availability of capital for investment, immediately available cash, the size of investments generally, risk return considerations, relative exposure to market trends, maintenance of targeted leverage level, targeted asset mix, target investment return, diversification requirements, strategic objectives, specific liquidity requirements, tax consequences, limitations and restrictions on a fund’s portfolio that are imposed by such fund’s governing board or documents, or other considerations or factors that Monroe Capital deems necessary or appropriate in light of the circumstances at such time (collectively, the “Allocation Criteria”). We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us.

In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

In addition, one of the effects of the COVID-19 pandemic was a decrease in the number of new investment opportunities in U.S. middle market companies during 2020. While we have seen the volume of new investment opportunities increase in the second half of 2020, we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We have elected to be treated as a RIC under Subchapter M of the Code, have qualified and intend to continue to qualify to be treated as a RIC; however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting corporate U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

An extended disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, it is necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

The Board may determine to raise additional capital through other channels, including through additional private offerings, public offerings or a liquidity event. Capital raised through other channels could subject us to additional regulatory requirements. These additional provisions could, among other things, affect our stockholders and limit the ability of the Company and MC Advisors to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements.

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

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock.

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

The 1940 Act allows us to incur leverage, which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of our debt may not exceed 66.7% of the value of our total assets), if certain requirements are met, including approval by our Board and stockholders.

Our Board and MC Advisors, our initial stockholder, approved a proposal to adopt an asset coverage ratio of 150% in connection with our organization. Incurring additional indebtedness could increase the risk of investing in us.

Leverage is generally considered a speculative investment technique and may increase the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, stockholders will experience increased risks of investing in our common stock.

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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-15.87%	-8.70%	-1.52%	5.65%	12.83%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $197.3 million in total assets, $59.8 million in debt outstanding, of which $58.9 million is senior securities outstanding, $137.5 million in net assets and an average cost of funds of 3.50%, which was the weighted average interest rate of borrowings on our revolving credit facility as of December 31, 2020. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.
(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total portfolio assets of at least 1.06%.

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

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

A substantial amount of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2020, all of our assets held in the MC Income Plus Financing SPV, LLC (the “SPV”) (which represent a substantial amount of our assets) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

The interest rates of our revolving credit facility and term loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market has been widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors that are calculated based on LIBOR. Amounts drawn under our revolving credit facility also currently bear interest at LIBOR plus a margin.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARCC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the U.K. Financial Conduct Authority reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 pandemic on our transition plans. On November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, will consult to consider extending the LIBOR transition deadline to the end of June 2023. Despite this potential extension of the U.S. LIBOR transition deadline, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate our revolving credit facility and the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations.

We are exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.

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

Falling interest rates may negatively impact our investment income.

As a result of the decision by the Federal Reserve Board to decrease the target range for the federal funds rate in response to the COVID-19 pandemic, interest rates have decreased. Some of our credit agreements with our portfolio companies may utilize the prime rate as a factor in determining interest rate. Accordingly, a reduction in interest rates will result in a decrease in our total investment income unless limited by interest rate floors. Further, our net investment income could decrease if there is not a corresponding decrease in the interest that we pay on our borrowings.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in Section 55(a) of the 1940 Act. See “Business — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.

Additionally, the COVID-19 pandemic, or any other outbreak of epidemic disease, has had and may continue to have a significant adverse impact on the fair value of our investments. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business and political uncertainty could increase regulatory uncertainty in the near term. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Uncertainty about U.S. government initiatives could negatively impact our business, financial condition and results of operations.

The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, treaties, tariffs, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

MC Advisors has the right to resign under the Investment Advisory Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and our net asset value may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

MC Management can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

MC Management has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Management resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and our net asset value may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by MC Management. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

There are significant financial and other resources necessary to comply with the requirements of being a public reporting entity.

We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to MC Management, as administrator, to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

As a public reporting company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

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

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general that will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. It is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, MC Advisors and our portfolio companies.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many states, counties and cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and, in some cases, have required us to amend certain terms, including payment terms. In addition, an extended duration of the COVID-19 pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of December 31, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of December 31, 2020 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after December 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and may continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

Further, from an operational perspective, a majority of MC Advisors’ investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses have also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic continues, the potential impacts, including a global, regional or other economic recession, remain uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a long-term world-wide economic downturn.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged in the U.K., South Africa and Brazil) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions, including as a result of the current COVID-19 pandemic, and may be unable to repay our loans during these periods. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

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

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

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

As of December 31, 2020, our investments in the High Tech Industries and Healthcare & Pharmaceuticals industries represented approximately 16.1% and 12.0%, respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Policy changes on the local, state and federal level, such as the expansion of the government’s role in these industries and changes to tax laws affecting these industries, could fundamentally change the dynamics of these industries. We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Our investments include original issue discount, or OID, components and may include PIK interest components. For the year ended December 31, 2020, PIK interest comprised approximately 2.3% of our investment income. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of outstanding shares of our common stock on a quarterly basis commencing after January 15, 2022. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. In addition, investor participation in such repurchase offers will be subject to any applicable lock-up period pursuant to such investor’s subscription agreement. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that we will have sufficient cash to repurchase shares of our common stock on a quarterly basis or at all. The timing and number of shares to be repurchased will depend on a number of factors, including repayment of investments by our portfolio companies and our ability to incur leverage to fund repurchases and no assurances can be given that any common stock, or any particular amount, will be repurchased.

Additionally, certain investors in the Second Private Offering will agree not to transfer or otherwise dispose of shares of our common stock purchased in the Second Private Offering until the third anniversary of such investor’s Closing Date, including pursuant to an offer by us to repurchase shares of common stock in a tender offer or otherwise.

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

We may defer dividend payments to a subsequent taxable year.

As a BDC, we will not be required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of its investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distributes to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains recognized for preceding years, but were not distributed during such years and on which we paid no corporate-level U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pays a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of distributions in order to preserve cash and maintain flexibility. For example, we may defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these deferrals of dividends with one or more distributions that are payable partially in Shares as discussed above under “—We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We currently do not qualify as a publicly offered RIC; we may qualify as a publicly offered RIC for future taxable years. For any period that we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses is treated as an additional distribution to the stockholder and may not be deductible by such stockholder.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. In addition, we may amend our bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests, including in light of the Board’s fiduciary obligations, applicable federal and state laws, and the particular facts and circumstances surrounding the Board’s decision. If such conditions are met, and we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; and Boston, Massachusetts. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser is currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. As of March 9, 2021, there were 716 holders of record of our common stock. Except as previously reported by us on our current reports on Form 8-K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Shares of our common stock may not be directly or indirectly sold, transferred, assigned, pledged, hypothecated or otherwise disposed of without the prior written consent of MC Advisors, which consent may be given or withheld in the sole discretion of MC Advisors. Certain investors in the Second Private Offering will agree to not transfer or otherwise dispose of shares of our common stock purchased in the Second Private Offering until the third anniversary of such investor’s closing date, including pursuant to an offer by us to repurchase Shares pursuant to a tender offer or otherwise. Any costs associated with a transfer by a stockholder may be borne by such stockholder.

DISTRIBUTIONS

We currently intend to make distributions to our stockholders at least quarterly out of assets legally available for distribution. We may also make additional distributions to our stockholders from time to time. Our distributions, if any, will be determined by our board of directors.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company are derived from our consolidated financial statements that have been audited by RSM US LLP (“RSM”), our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands, except per share data):

	As of and for the year ended December 31, 2020	As of and for the year ended December 31, 2019	As of and for the period May 30, 2018 (date of inception) to December 31, 2018
Consolidated statements of operations data:
Total investment income	$13,076	$3,888	$—
Base management fees, net of base management fee waiver (1)	869	302	—
Incentive fees, net of incentive fee waiver (2)	(132)	132	—
All other operating expenses	3,282	1,696	—
Less: Expense reimbursement	—	(544)	—
Net expenses	4,019	1,586	—
Net investment income before income taxes	9,057	2,302	—
Income taxes, including excise taxes	72	20	—
Net investment income	8,985	2,282	—
Net realized gain (loss)	46	5	—
Net change in unrealized gain (loss)	(1,041)	876	—
Net increase (decrease) in net assets resulting from operations	$7,990	$3,163	$—
Per share data (basic and diluted):
Net asset value	$9.94	$10.00	$10.00
Net investment income	0.85	0.57	—
Net gain (loss)	(0.10)	0.22	—
Net increase (decrease) in net assets resulting from operations	$0.75	$0.79	$—
Per share distributions declared:
From net investment income	$0.60	$0.77	$—
Total per share distributions declared	$0.60	$0.77	$—
Dollar amount of distributions declared: (3)
From distributable earnings	$6,219	$1,776	$—
Distributions declared and payable	—	1,387	—
Total dollar amount of distributions declared	$6,219	$3,163	$—
Consolidated statements of assets and liabilities data at year end:
Investments, at fair value	$190,136	$100,807	$—
Cash and cash equivalents	2,443	2,223	1
Restricted cash	3,677	1,841	—
Other assets	1,090	434	—
Total assets	197,346	105,305	1
Total debt, less unamortized deferred financing costs	57,961	31,116	—
Other liabilities	1,872	5,444	—
Total liabilities	59,833	36,560	—
Total net assets	$137,513	$68,745	$1
Other data:
Total return based on average net asset value (4)	7.9%	9.8%	—%
Weighted average annualized effective yield at year end (5)	7.7%	8.0%	—%
Number of portfolio company investments at year end	61	37	—
Purchases of investments for the year	$117,388	$104,418	$—
Principal payments and sales of investments for the year	$28,097	$4,638	$—

(1)	During the years ended December 31, 2020 and 2019, MC Advisors voluntarily waived base management fees of $1,530 and $433, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.

(2)	During the years ended December 31, 2020 and 2019, MC Advisors voluntarily waived part one incentive fees (based on net investment income) of $1,311 and $119, respectively. There is no guarantee that MC Advisors will waive any incentive fees in the future.

(3)	The per share data and dollar amount for distributions declared reflect the amount of distributions paid or payable with a record date during the applicable period.

(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.

(5)	The weighted average annualized effective yield on portfolio investments at year end is computed by dividing (a) interest income on debt investments at the period end effective rate for each investment by (b) the par value of our debt investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on our portfolio or sales load that may be paid by investors.

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

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company that was incorporated under the Maryland General Corporation Law on May 30, 2018. On January 14, 2019, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. We currently qualify and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of December 31, 2020, our portfolio included approximately 92.9% senior secured loans, 3.0% unitranche secured loans, 2.3% junior secured loans and 1.8% equity securities, compared to December 31, 2019, when our portfolio included approximately 98.5% senior secured loans, 1.0% unitranche secured loans and 0.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

We are conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (the “Second Private Offering”). At each closing an investor purchases shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors are required to fund their full subscription to purchase shares of our common stock. On November 16, 2020, we held the final closing of our initial private offering (the “Initial Private Offering”). In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million.

The following table summarizes the issuance of shares of our common stock pursuant to the Initial Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Initial Private Offering:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	$10.00	1,596,600	15,966
April 4, 2019	$10.00	275,500	2,755
April 8, 2019	$10.00	21,000	210
July 1, 2019	$10.00	2,384,300	23,843
October 1, 2019	$10.00	1,527,500	15,275
January 2, 2020	$10.00	2,036,841	20,369
May 15, 2020	$9.29	1,580,867	14,686
August 17, 2020	$9.50	1,049,263	9,968
November 16, 2020	$9.60	2,068,125	19,854
Total		13,557,496	$133,101

On January 15, 2019, we completed the initial closing of the Initial Private Offering and commenced principal operations. As such, we had no substantive operating activities prior to January 15, 2019 and any references herein to the “year ended December 31, 2019” are for the period from January 15, 2019 to December 31, 2019.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments that trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period during which the service has been completed.

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

Expenses

Our primary operating expenses include the payment of base management and incentive fees to MC Advisors under the investment advisory agreement entered into on December 5, 2018 (the “Investment Advisory Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement entered into on December 5, 2018 (the “Administration Agreement”), and other operating costs. See Note 5 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory Agreement and Administration Agreement. Our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, foreign currency forward contracts, foreign currency and other transactions within net change in unrealized gain (loss) on the consolidated statements of operations.

Portfolio and Investment Activity

During the year ended December 31, 2020, we invested $106.5 million in 30 new portfolio companies and $10.9 million in 17 existing portfolio companies and had $28.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $89.3 million for the year.

During the year ended December 31, 2019, we invested $104.4 million in 39 new portfolio companies and had $4.6 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $99.8 million for the year.

The following table shows portfolio yield by security type:

	December 31, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.7%	7.7%	8.0%	8.0%
Unitranche secured loans	7.3	7.4	6.4	7.0
Junior secured loans	9.7	9.7	—	—
Equity securities	8.3	8.3	—	—
Total	7.7%	7.7%	8.0%	8.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	December 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$176,584	92.9%	$99,334	98.5%
Unitranche secured loans	5,677	3.0	1,001	1.0
Junior secured loans	4,334	2.3	—	—
Equity securities	3,541	1.8	472	0.5
Total	$190,136	100.0%	$100,807	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019, with a continued primary focus on senior secured loans. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR.

The following table shows our portfolio composition by industry (in thousands):

	December 31, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,689	2.5%	$4,746	4.7%
Automotive	3,940	2.1	3,791	3.8
Banking, Finance, Insurance & Real Estate	14,762	7.8	19,589	19.4
Beverage, Food & Tobacco	12,452	6.6	6,629	6.6
Capital Equipment	11,777	6.2	—	—
Construction & Building	3,495	1.8	—	—
Consumer Goods: Durable	3,805	2.0	—	—
Consumer Goods: Non-Durable	2,925	1.5	1,238	1.2
Containers, Packaging & Glass	1,965	1.0	1,985	2.0
Energy: Oil & Gas	2,754	1.4	4,052	4.0
Environmental Industries	1,066	0.6	—	—
Healthcare & Pharmaceuticals	22,874	12.0	15,452	15.3
High Tech Industries	30,601	16.1	13,180	13.1
Hotels, Gaming & Leisure	1,518	0.8	—	—
Media: Advertising, Printing & Publishing	14,658	7.7	7,021	7.0
Media: Broadcasting & Subscription	1,672	0.9	1,118	1.1
Media: Diversified & Production	2,902	1.5	2,996	3.0
Metals & Mining	679	0.4	—	—
Services: Business	18,332	9.6	9,199	9.1
Services: Consumer	15,065	7.9	3,309	3.3
Telecommunications	8,325	4.4	6,502	6.4
Transportation: Cargo	9,880	5.2	—	—
Total	$190,136	100.0%	$100,807	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	177,595	93.4
3	12,307	6.5
4	234	0.1
5	—	—
Total	$190,136	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	98,728	97.9
3	2,079	2.1
4	—	—
5	—	—
Total	$100,807	100.0%

As of December 31, 2020, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.2 million in fair value, or 0.1% of our total investments at fair value. As of December 31, 2019, we had no loans on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2020	2019
Total investment income	$13,076	$3,888
Total expenses, net of fee waivers and expense reimbursement	4,019	1,586
Net investment income before income taxes	9,057	2,302
Income taxes, including excise taxes	72	20
Net investment income	8,985	2,282
Net realized gain (loss) on investments	15	5
Net realized gain (loss) on foreign currency and other transactions	31	—
Net realized gain (loss)	46	5
Net change in unrealized gain (loss) on investments	(884)	876
Net change in unrealized gain (loss) on foreign currency forward contracts	(157)	—
Net change in unrealized gain (loss)	(1,041)	876
Net increase (decrease) in net assets resulting from operations	$7,990	$3,163

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2020	2019
Interest income	$11,643	$3,632
PIK interest income	295	48
Dividend income (1)	60	—
Fee income	187	64
Prepayment gain (loss)	279	46
Accretion of discounts and amortization of premium	612	98
Total investment income	$13,076	$3,888

(1)	Includes PIK dividends of $59 and zero, respectively.

The increase in investment income of $9.2 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019, is primarily due to growth in the portfolio. Since the commencement of operations on January 15, 2019, we have continued to raise capital under a continuous private offering and those proceeds, combined with borrowings on our revolving credit facility, have been used to grow the portfolio.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2020	2019
Interest and other debt financing expenses	$2,161	$859
Base management fees, net of base management fee waiver (1)	869	302
Incentive fees, net of incentive fee waiver (2)	(132)	132
Professional fees	434	314
Administrative service fees	332	233
General and administrative expenses	295	225
Directors’ fees	60	65
Expenses before expense reimbursement, net of fee waivers	4,019	2,130
Expense reimbursement (3)	—	(544)
Total expenses, net of fee waivers and expense reimbursement	$4,019	$1,586

(1)	Base management fees for the years ended December 31, 2020 and 2019 were $2,399 and $735, respectively. MC Advisors elected to voluntarily waive $1,530 and $433 of such base management fees for years ended December 31, 2020 and 2019, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the year ended December 31, 2020 were $1,179, comprised of part one incentive fees of $1,311 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $1,311 during the year ended December 31, 2020. Incentive fees for the year ended December 31, 2019 were $251, comprised of part one incentive fees of $119 and part two capital gains incentive fees of $132. MC Advisors elected to voluntarily waive the part one incentive fees of $119 for the year ended December 31, 2019. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information. There is no guarantee that MC Advisors will waive any incentive fees in the future.
(3)	During the year ended December 31, 2020, no expenses were reimbursed by MC Management. During the year ended December 31, 2019, MC Management agreed to reimburse us for administrative expenses (not to include base management fees or credit facility expenses) incurred by us of $544.

The composition of our interest and other debt financing expenses and average outstanding balance were as follows (in thousands):

	For the years ended December 31,
	2020	2019
Interest expense	$1,735	$371
Unused commitment fees	133	170
Amortization of deferred financing costs	293	318
Total interest and other debt financing expenses	$2,161	$859
Average debt outstanding	$49,171	$7,556

The increase in total expenses of $2.4 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019, is primarily the result of the growth in interest expense on our revolving credit facility and base management fees, net of management fee waivers, as a result of the growth of our investment portfolio. Additionally, MC Management reimbursed us $0.5 million for certain administrative expenses incurred during the year ended December 31, 2019 to assist with our launch.

Income Taxes, Including Excise Taxes

We have elected to be treated, currently qualify, and intend to qualify annually as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2020 and 2019, we recorded a net expense on the consolidated statements of operations of $72 thousand and $20 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the years ended December 31, 2020 and 2019, we did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the years ended December 31, 2020 and 2019, we had sales of investments of $1.9 million and $0.4 million, respectively, resulting in $15 thousand and $5 thousand of net realized gain (loss) on investments, respectively.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2020 and 2019, we had $31 thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2020 and 2019, our investments had ($0.9) million and $0.9 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year.

During the year ended December 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. We estimate approximately ($1.2) million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. The fair value of our portfolio investments may be further negatively impacted after December 31, 2020 by circumstances and events that are not yet known. Additionally, we estimate that the offsetting unrealized gains of $0.3 million during the year ended December 31, 2020, were attributable to broad market movements and tightening of credit spreads at the end of the year.

For the years ended December 31, 2020 and 2019, our foreign currency forward contracts had ($0.2) million and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $8.0 million and $3.2 million, respectively. Based on the weighted average shares of common stock outstanding years ended December 31, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.75 and $0.79, respectively. The $4.8 million increase during the year ended December 31, 2020, is primarily the result of an increase in net investment income, partially offset by an increase in net mark-to-market losses on investments in the portfolio primarily due to the COVID-19 pandemic. The $3.2 million increase during the year ended December 31, 2019, is primarily as a result of net investment income earned on our investments and net mark-to-market gains on our investments.

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

As of December 31, 2020, we had $2.4 million in cash, $3.7 million in restricted cash at the SPV, and $58.9 million debt outstanding on our revolving credit facility. We had $41.1 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2020, we experienced a net increase in cash, cash equivalents and restricted cash of $2.0 million. For the year ended December 31, 2020, operating activities used $83.9 million, primarily as a result of net purchases of portfolio investments. During the same period we generated $85.9 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility.

For the year ended December 31, 2019, we experienced a net increase in cash, cash equivalents and restricted cash of $4.1 million. For the year ended December 31, 2019, operating activities used $93.7 million, primarily as a result of net purchases of portfolio investments. During the same period we generated $97.8 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility.

For the year ended December 31, 2018, we experienced a net increase in cash, cash equivalents and restricted cash of $1 thousand as a result of proceeds from the issuance of common stock.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, including our current Second Private Offering and any subsequent offerings, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. We may also use available funds to repay outstanding borrowings.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of December 31, 2020 and 2019, we had 13,827,515 and 6,874,532 shares outstanding, respectively.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2020 and 2019, our asset coverage ratio based on aggregate borrowings outstanding was 333% and 320%, respectively.

Borrowings

We have a $100.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. On March 6, 2020, we amended the Credit Facility to extend the reinvestment period through April 10, 2020 as we negotiated a larger amendment to the Credit Facility. We incurred expenses of $4 thousand in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

On May 1, 2020, we entered into an amendment to the Credit Facility (the “May Credit Facility Amendment”). The terms of the May Credit Facility Amendment became effective as of June 1, 2020. The May Credit Facility Amendment includes modifications that reduce pricing, expand the investment eligibility parameters under the Credit Facility to include certain opportunistic investments, increase the advance rates available under the Credit Facility, extend the reinvestment period of the Credit Facility to May 1, 2023, and implement various modifications in response to the COVID-19 pandemic. In addition, the May Credit Facility Amendment implemented an uncommitted accordion feature to upsize the Credit Facility to $300.0 million in the future, if needed. We incurred expenses of $0.9 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

On November 19, 2020, we entered into an amendment and waiver to the Credit Facility (the “November Credit Facility Amendment”). The November Credit Facility Amendment increased the available commitment from $75.0 million to the now current $100.0 million. The November Credit Facility Amendment also made certain adjustments to the interest rate grid for the Credit Facility. We incurred expenses of $0.3 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2020 and 2019, the fair value of our investments held in the SPV as collateral for the Credit Facility was $164.3 million and $91.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of December 31, 2020 and 2019, we had outstanding borrowings under the Credit Facility of $58.9 million and $31.2 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00% (2.50% to a maximum of 3.00% before the November Credit Facility Amendment), depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of December 31, 2020 and 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.5% and 4.7%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the years ended December 31, 2020 and 2019 totaled $6.2 million ($0.60 per share) and $3.2 million ($0.77 per share), respectively, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year.

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

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table shows our significant contractual payment obligations for repayment as of December 31, 2020:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$58,900	$—	$—	$58,900	$—
Unfunded commitments (1)	29,547	29,547	—	—	—
Total contractual obligations	$88,447	$29,547	$—	$58,900	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2020. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2020.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2020 and 2019, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements totaling $29.5 million and $14.3 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover our unfunded commitments as of December 31, 2020 and 2019. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

Competition from Other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there has been a significant amount of capital raised over the past several years dedicated to middle market lending that has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which in turn could result in lower yields and weaker financial covenants for new assets.

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

Recent Developments

On January 15, 2021, we entered into an amendment (the “January Credit Facility Amendment”). The January Credit Facility Amendment amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors.

On January 19, 2021, we entered into a facility amount increase (the “Facility Amount Increase”) to the Credit Facility. The Facility Amount Increase increased the size of the current commitments under the Credit Facility to $125.0 million from $100.0 million.

On March 4, 2021, our Board declared a quarterly distribution of $0.20 per share payable on March 12, 2021 to holders of record on March 8, 2021.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period during which the service has been completed.

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

As of December 31, 2020, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in the fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on our consolidated statements of operations.

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

During the year ended December 31, 2019, we accrued capital gains incentive fees of $0.1 million based on the performance of our portfolio, $1 thousand of which was payable to MC Advisors as a result of realized gains. The remaining $0.1 million was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the year ended December 31, 2020, we reversed the previously recorded accrual of the capital gains incentive fee based on the performance of our portfolio.

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

As of both December 31, 2020 and 2019, MC Management has incurred organization and offering costs of approximately $0.4 million on our behalf. MC Management has agreed to absorb and pay on our behalf up to $0.4 million for organization and offering costs. If the expenses incurred by us are greater than $0.4 million, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $0.4 million. As these costs have not exceeded the amount to be reimbursed by MC Management as of December 31, 2020, we have not recorded any such costs.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risk Factors – Risks Relating to Our Business and Structure – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility has a floating interest rate provision and other credit facilities into which we may enter in the future may also have floating interest rate provisions. See “Risk Factors – Risks Relating to Our Business and Structure – The interest rates of our revolving credit facility and term loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes” for more information regarding risks associated with our portfolio loans and borrowings that utilize LIBOR as a reference rate.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	(21)	—	(21)
Up 100 basis points	359	379	(20)
Up 200 basis points	2,106	968	1,138
Up 300 basis points	3,978	1,557	2,421

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

We may also have exposure to foreign currencies (currently Canadian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of December 31, 2020, we had foreign currency forward contracts in place for CAD 12.6 million associated with future principal and interest payments on certain investments.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for new public reporting companies.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

(a) (1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019	F-3
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and for the period from May 30, 2018 (date of inception) to December 31, 2018	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2020, 2019 and for the period from May 30, 2018 (date of inception) to December 31, 2018	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and for the period from May 30, 2018 (date of inception) to December 31, 2018	F-6
Consolidated Schedules of Investments as of December 31, 2020 and 2019	F-7
Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monroe Capital Income Plus Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities as of December 31, 2020 and 2019, including the consolidated schedules of investments as of December 31, 2020 and 2019, of Monroe Capital Income Plus Corporation and Subsidiaries (the Company), and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2020 and 2019, and for the period from May 30, 2018 (date of inception) to December 31, 2018, and related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, and for the period from May 30, 2018 (date of inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor of one or more investment companies managed by Monroe Capital BDC Advisors, LLC (the Investment Advisor) or its affiliates since 2011.

Chicago, Illinois

March 10, 2021

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value (amortized cost of $190,144 and $99,931, respectively)	$190,136	$100,807
Cash and cash equivalents	2,443	2,223
Restricted cash	3,677	1,841
Interest receivable	899	414
Due from affiliates	—	14
Other assets	191	6
Total assets	197,346	105,305

LIABILITIES
Debt:
Revolving credit facility	58,900	31,200
Less: Unamortized deferred financing costs	(939)	(84)
Total debt, less unamortized deferred financing costs	57,961	31,116
Interest payable	426	297
Unrealized loss on foreign currency forward contracts	157	—
Payable for unsettled trades	—	2,796
Management fees payable	93	302
Incentive fees payable	—	132
Distributions payable	—	1,387
Accounts payable and accrued expenses	1,196	530
Total liabilities	59,833	36,560
Net assets	$137,513	$68,745

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized,
13,828 and 6,875 shares issued and outstanding, respectively	$14	$7
Capital in excess of par value	135,636	68,718
Accumulated undistributed (overdistributed) earnings	1,863	20
Total net assets	$137,513	$68,745

Net asset value per share	$9.94	$10.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,		For the period from May 30, 2018 (date of inception to December 31, 2018)
	2020	2019
Investment income:
Interest and dividend income	$13,076	$3,888	$—
Total investment income	13,076	3,888	—

Operating expenses:
Interest and other debt financing expenses	2,161	859	—
Base management fees	2,399	735	—
Incentive fees	1,179	251	—
Professional fees	434	314	—
Administrative service fees	332	233	—
General and administrative expenses	295	225	—
Directors’ fees	60	65	—
Expenses before fee waivers and expense reimbursement	6,860	2,682	—
Base management fee waiver	(1,530)	(433)	—
Incentive fee waiver	(1,311)	(119)	—
Expense reimbursement	—	(544)	—
Total expenses, net of fee waivers and expense reimbursement	4,019	1,586	—
Net investment income before income taxes	9,057	2,302	—
Income taxes, including excise taxes	72	20	—
Net investment income	8,985	2,282	—

Net gain (loss):
Net realized gain (loss):
Investments	15	5	—
Foreign currency and other transactions	31	—	—
Net realized gain (loss)	46	5	—

Net change in unrealized gain (loss):
Investments	(884)	876	—
Foreign currency forward contracts	(157)	—	—
Net change in unrealized gain (loss)	(1,041)	876	—

Net gain (loss)	(995)	881	—

Net increase (decrease) in net assets resulting from operations	$7,990	$3,163	$—

Per common share data:
Net investment income per share - basic and diluted	$0.85	$0.57	$—
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.75	$0.79	$—
Weighted average common shares outstanding - basic and diluted	10,631	3,980	—	(1)

(1)	87 shares on an unrounded basis.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at May 30, 2018 (date of inception)	—	$—	$—	$—	$—
Net investment income	—	—	—	—	—
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (loss)	—	—	—	—	—
Issuance of common stock (1)	—	—	1	—	1
Distributions declared to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	—
Balances at December 31, 2018 (1)	—	$—	$1	$—	$1

Net investment income	—	$—	$—	$2,282	$2,282
Net realized gain (loss)	—	—	—	5	5
Net change in unrealized gain (loss)	—	—	—	876	876
Issuance of common stock	6,823	7	68,217	—	68,224
Distributions declared to stockholders	—	—	—	(3,163)	(3,163)
Stock issued in connection with dividend reinvestment plan	52	—	520	—	520
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(20)	20	—
Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745

Net investment income	—	$—	$—	$8,985	$8,985
Net realized gain (loss)	—	—	—	46	46
Net change in unrealized gain (loss)	—	—	—	(1,041)	(1,041)
Issuance of common stock	6,735	7	64,870	—	64,877
Distributions declared to stockholders	—	—	—	(6,219)	(6,219)
Stock issued in connection with dividend reinvestment plan	218	—	2,120	—	2,120
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(72)	72	—
Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513

(1)	100 shares on an unrounded basis.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,		For the period from May 30, 2018 (date of inception to December 31, 2018)
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,990	$3,163	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(15)	(5)	—
Net realized (gain) loss on foreign currency and other transactions	(31)	—	—
Net change in unrealized (gain) loss on investments	884	(876)	—
Net change in unrealized (gain) loss on foreign currency forward contracts	157	—	—
Payment-in-kind interest income	(295)	(48)	—
Net accretion of discounts and amortization of premiums	(612)	(98)	—
Purchases of investments	(117,388)	(104,418)	—
Proceeds from principal payments and sale of investments	28,097	4,638	—
Amortization of deferred financing costs	293	318	—
Changes in operating assets and liabilities:
Interest receivable	(485)	(414)	—
Due from affiliates	14	(14)	—
Other assets	(185)	(6)	—
Interest payable	129	297	—
Payable for unsettled trades	(2,796)	2,796	—
Management fees payable	(209)	302	—
Incentive fees payable	(132)	132	—
Accounts payable and accrued expenses	666	530	—
Net cash provided by (used in) operating activities	(83,918)	(93,703)	—

Cash flows from financing activities:
Borrowings on revolving credit facility	115,500	69,100	—
Repayments of revolving credit facility	(87,800)	(37,900)	—
Payments of deferred financing costs	(1,148)	(402)	—
Proceeds from issuance of common shares	64,877	68,224	1
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $2,120, $520 and $0, respectively	(5,486)	(1,256)	—
Net cash provided by (used in) financing activities	85,943	97,766	1

Net increase (decrease) in Cash and Cash equivalents and Restricted cash	2,025	4,063	1
Effect of foreign currency exchange rates	31	—	—
Cash, Cash equivalents and Restricted cash, beginning of period	4,064	1	—
Cash, Cash equivalents and Restricted cash, end of period	$6,120	$4,064	$1

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,739	$244	$—
Cash paid for income taxes, including excise taxes, during the period	$25	$—	$—

The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$2,443	$2,223	$1
Restricted cash	3,677	1,841	—
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$6,120	$4,064	$1

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+4.25%	4.40%	5/2/2019	5/8/2026	1,675	$1,668	$1,603	1.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+5.75%	6.75%	12/24/2019	7/25/2025	1,031	1,013	1,031	0.7%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+5.75%	6.75%	7/25/2019	7/25/2025	1,975	1,942	1,976	1.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L+5.75%	6.75%	7/25/2019	7/25/2024	316	79	79	0.1%
					4,997	4,702	4,689	3.4%
Automotive
Truck-Lite Co., LLC (g)	L+6.25%	7.25%	3/11/2020	12/14/2026	3,452	3,421	3,432	2.5%
Truck-Lite Co., LLC	L+6.25%	7.25%	3/11/2020	12/14/2026	512	512	508	0.4%
					3,964	3,933	3,940	2.9%
Banking, Finance, Insurance & Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (g) (h) (i) (j)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	464	471	0.3%
777 SPV I, LLC (j)	L+8.50%	10.25%	4/15/2019	4/14/2023	1,555	1,543	1,587	1.2%
Avison Young (USA), Inc. (g) (j) (k)	L+5.00%	5.25%	4/26/2019	1/30/2026	1,965	1,949	1,868	1.3%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+6.00%	7.00%	9/9/2019	9/9/2024	2,963	2,917	2,992	2.2%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L+6.00%	7.00%	9/9/2019	9/9/2024	429	—	—	0.0%
J2 BWA Funding, LLC (Delayed Draw) (h) (i) (j)	n/a	10.00%	12/24/2020	12/24/2026	2,850	—	—	0.0%
NCBP Property, LLC (j)	L+9.50%	10.50%	12/18/2020	12/16/2022	2,500	2,475	2,475	1.8%
US Claims Litigation Funding, LLC (Revolver) (h) (j)	L+8.75%	9.75%	11/30/2020	11/29/2024	1,500	850	850	0.6%
					14,762	10,198	10,243	7.4%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+5.50%	6.50%	10/18/2019	10/18/2024	5,925	5,832	5,842	4.2%
Huff Hispanic Food Holdings, LLC	L+5.50%	6.50%	10/18/2019	10/18/2024	333	333	329	0.2%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+5.50%	6.50%	10/18/2019	10/18/2024	1,286	429	423	0.3%
LX/JT Intermediate Holdings, Inc. (g)	L+6.00%	7.50%	3/11/2020	3/11/2025	5,839	5,738	5,740	4.2%
LX/JT Intermediate Holdings, Inc. (Revolver) (h)	L+6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					13,883	12,332	12,334	8.9%
Capital Equipment
MCP Shaw Acquisitionco, LLC (g)	L+6.50%	7.50%	2/28/2020	11/28/2025	7,939	7,802	7,777	5.7%
MCP Shaw Acquisitionco, LLC (Revolver) (h)	L+6.50%	7.50%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					9,366	7,802	7,777	5.7%
Construction & Building
Premier Roofing, LLC (g)	L+6.50%	7.50%	8/31/2020	8/29/2025	3,500	3,434	3,495	2.5%
Premier Roofing, LLC (Revolver) (h)	L+6.50%	7.50%	8/31/2020	8/29/2025	1,199	—	—	0.0%
					4,699	3,434	3,495	2.5%
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC (g)	L+8.00%	9.50%	2/24/2020	2/14/2025	3,852	3,787	3,805	2.8%
					3,852	3,787	3,805	2.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Consumer Goods: Non-Durable
Thrasio, LLC (g)	L+7.00%	8.00%		12/18/2020	12/18/2026	3,000	$2,925	$2,925	2.1%
Thrasio, LLC (Delayed Draw) (h) (i)	L+7.00%	8.00%		12/18/2020	12/18/2026	1,980	—	—	0.0%
						4,980	2,925	2,925	2.1%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+5.00%	5.15%		4/8/2019	3/17/2025	1,965	1,957	1,965	1.4%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company (Delayed Draw) (h) (i)	L+7.75%	5.75% Cash/ 3.00% PIK		10/16/2020	12/30/2021	165	—	—	0.0%
						2,130	1,957	1,965	1.4%
Energy: Oil & Gas
BW Gas & Convenience Holdings, LLC (g)	L+6.25%	6.40%		11/15/2019	11/18/2024	1,593	1,540	1,603	1.1%
Fieldwood Energy, LLC (g)	P+4.25%	7.50	% (l)	1/11/2020	4/11/2022	1,000	901	234	0.2%
Par Petroleum, LLC (g)	L+6.75%	6.98%		1/27/2020	1/12/2026	961	967	917	0.7%
						3,554	3,408	2,754	2.0%
Environmental Industries
Quest Resource Management Group, LLC (g)	L+8.50%	9.75%		10/19/2020	10/20/2025	1,000	933	979	0.7%
Quest Resource Management Group, LLC (Delayed Draw) (h) (i)	L+8.50%	9.75%		10/19/2020	10/20/2025	1,087	—	—	0.0%
						2,087	933	979	0.7%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	1,770	1,746	1,658	1.2%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	463	463	434	0.3%
Ascent Midco, LLC (g)	L+5.50%	6.50%		2/5/2020	2/5/2025	2,475	2,433	2,499	1.8%
Ascent Midco, LLC (Delayed Draw) (h) (i)	L+5.50%	6.50%		2/5/2020	2/5/2025	1,014	—	—	0.0%
Ascent Midco, LLC (Revolver) (h)	L+5.50%	6.50%		2/5/2020	2/5/2025	403	—	—	0.0%
ERC Finance, LLC (g)	L+4.50%	5.50%		4/23/2019	9/20/2024	1,965	1,940	1,916	1.4%
nThrive, Inc. (g)	L+4.50%	5.50%		5/3/2019	10/20/2022	2,455	2,422	2,445	1.8%
QF Holdings, Inc. (g)	L+6.50%	7.50%		9/19/2019	9/19/2024	4,550	4,479	4,527	3.3%
QF Holdings, Inc.	L+6.50%	7.50%		9/19/2019	9/19/2024	910	910	905	0.7%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+6.50%	7.50%		8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+6.50%	7.50%		9/19/2019	9/19/2024	546	—	—	0.0%
Seran BioScience, LLC (g)	L+7.25%	8.25%		12/31/2020	12/31/2025	2,000	1,960	1,960	1.4%
Seran BioScience, LLC (Revolver) (h)	L+7.25%	8.25%		12/31/2020	12/31/2025	356	—	—	0.0%
WebPT, Inc. (g)	L+6.75%	7.75%		8/28/2019	8/28/2024	5,000	4,922	5,029	3.7%
WebPT, Inc. (Delayed Draw) (h) (i)	L+6.75%	7.75%		8/28/2019	8/28/2024	625	—	—	0.0%
WebPT, Inc. (Revolver) (h)	L+6.75%	7.75%		8/28/2019	8/28/2024	521	156	156	0.1%
						25,963	21,431	21,529	15.7%
High Tech Industries
Acquia, Inc. (g)	L+7.00%	8.00%		11/1/2019	10/31/2025	5,429	5,338	5,511	4.0%
Acquia, Inc. (Revolver) (h)	L+7.00%	8.00%		11/1/2019	10/31/2025	588	—	—	0.0%
Instructure, Inc. (g)	L+7.00%	8.00%		12/22/2020	3/24/2026	813	785	816	0.6%
Instructure, Inc. (g)	L+7.00%	8.00%		3/24/2020	3/24/2026	8,933	8,838	8,968	6.5%
Instructure, Inc. (Revolver) (h)	L+7.00%	8.00%		3/24/2020	3/24/2026	697	—	—	0.0%
MarkLogic Corporation (g)	L+8.00%	9.00%		10/20/2020	10/20/2025	5,250	5,122	5,316	3.9%
MarkLogic Corporation (Revolver) (h)	L+8.00%	9.00%		10/20/2020	10/20/2025	404	—	—	0.0%
Mindbody, Inc. (g)	L+8.50%	8.00% Cash/ 1.50% PIK		2/15/2019	2/14/2025	1,825	1,798	1,755	1.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Mindbody, Inc. (Revolver) (h)	L+8.00%	9.00%	2/15/2019	2/14/2025	190	$—	$—	0.0%
Mockingbird Acquisitionco, Inc. (g)	L+7.00%	8.00%	10/1/2020	10/1/2025	3,000	2,942	2,985	2.2%
Mockingbird Acquisitionco, Inc. (Revolver) (h)	L+7.00%	8.00%	10/1/2020	10/1/2025	600	—	—	0.0%
Recorded Future, Inc. (g)	L+6.25%	7.25%	7/3/2019	7/3/2025	3,667	3,608	3,740	2.7%
Recorded Future, Inc. (Delayed Draw) (h) (i)	L+6.25%	7.25%	7/3/2019	7/3/2025	293	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L+6.25%	7.25%	7/3/2019	7/3/2025	440	293	293	0.2%
Transact Holdings, Inc. (g)	L+4.75%	4.90%	4/18/2019	4/30/2026	741	730	724	0.5%
					32,870	29,454	30,108	21.9%
Hotels, Gaming & Leisure
Equine Network, LLC (g)	L+8.00%	9.00%	12/31/2020	12/31/2025	1,500	1,466	1,466	1.1%
Equine Network, LLC (Delayed Draw) (h) (i)	L+8.00%	9.00%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (h)	L+8.00%	9.00%	12/31/2020	12/31/2025	146	—	—	0.0%
					2,012	1,466	1,466	1.1%
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+5.00%	5.27%	5/9/2019	5/21/2026	2,181	2,158	2,067	1.5%
North Haven USHC Acquisition, Inc. (g)	L+6.50%	7.50%	10/30/2020	10/30/2025	2,500	2,451	2,525	1.8%
North Haven USHC Acquisition, Inc. (Revolver) (h)	L+6.50%	7.50%	10/30/2020	10/30/2025	240	—	—	0.0%
NTM Acquisition Corp. (g)	L+7.25%	7.25% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,741	4,728	4,267	3.1%
Relevate Health Group, LLC (g)	L+6.25%	7.25%	11/20/2020	11/20/2025	2,000	1,961	2,007	1.5%
Relevate Health Group, LLC (Delayed Draw) (h) (i)	L+6.25%	7.25%	11/20/2020	11/20/2025	1,053	895	898	0.7%
Relevate Health Group, LLC (Revolver) (h)	L+6.25%	7.25%	11/20/2020	11/20/2025	421	—	—	0.0%
XanEdu Publishing, Inc. (g)	L+6.50%	7.50%	1/28/2020	1/28/2025	2,481	2,440	2,487	1.8%
XanEdu Publishing, Inc. (Revolver) (h)	L+6.50%	7.50%	1/28/2020	1/28/2025	651	259	259	0.2%
					16,268	14,892	14,510	10.6%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	195	195	198	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,016	1,011	1,029	0.8%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	319	319	323	0.2%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	120	120	122	0.1%
					1,650	1,645	1,672	1.2%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+6.25%	7.25%	2/28/2019	2/28/2024	1,000	987	990	0.7%
Crownpeak Technology, Inc.	L+6.25%	7.25%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	7.25%	2/28/2019	2/28/2024	42	—	—	0.0%
Streamland Media MidCo, LLC (fka Picture Head Midco, LLC) (g)	L+7.25%	7.75% Cash/ 0.50% PIK	8/26/2019	8/31/2023	1,998	1,970	1,897	1.4%
					3,055	2,972	2,902	2.1%
Metals & Mining
Contura Energy, Inc. (g)	L+7.00%	9.00%	1/15/2020	6/14/2024	990	846	679	0.5%
					990	846	679	0.5%
Services: Business
Arcserve (USA), LLC (g)	L+6.00%	7.00%	5/1/2019	5/1/2024	1,390	1,370	1,393	1.0%
Certify, Inc. (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,000	990	1,000	0.7%
Certify, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	136	136	136	0.1%
Certify, Inc. (Revolver) (h)	L+5.75%	6.75%	2/28/2019	2/28/2024	46	11	11	0.0%
Governmentjobs.com, Inc. (g)	L+6.50%	7.50%	2/5/2020	2/5/2026	7,000	6,877	6,885	5.0%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Governmentjobs.com, Inc. (Revolver) (h)	L+6.50%	7.50%	2/5/2020	2/5/2026	933	$70	$69	0.1%
HS4 Acquistionco, Inc. (g)	L+6.75%	7.75%	7/9/2019	7/9/2025	4,000	3,935	3,952	2.8%
HS4 Acquistionco, Inc. (Revolver) (h)	L+6.75%	7.75%	7/9/2019	7/9/2025	325	—	—	0.0%
Kaseya, Inc. (m)	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	2,843	2,800	2,872	2.1%
Kaseya, Inc.	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	302	302	305	0.2%
Kaseya, Inc. (Delayed Draw) (h) (i)	L+7.00%	5.00% Cash/ 3.00% PIK	3/4/2020	3/4/2022	274	—	—	0.0%
Kaseya, Inc. (Revolver) (h)	L+6.50%	7.50%	5/3/2019	5/2/2025	211	103	103	0.1%
Software Luxembourg Acquisition S.A.R.L (g) (j) (k)	L+7.50%	8.50%	8/3/2020	12/27/2024	385	373	394	0.3%
					18,845	16,967	17,120	12.4%
Services: Consumer
Express Wash Acquisition Company, LLC (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	2,800	2,751	2,751	2.0%
Express Wash Acquisition Company, LLC (Revolver) (h)	L+6.50%	7.50%	12/28/2020	12/26/2025	1,120	—	—	0.0%
IDIG Parent, LLC (g) (n)	L+6.50%	7.50%	12/15/2020	12/15/2026	8,000	7,841	7,840	5.7%
IDIG Parent, LLC (Delayed Draw) (h) (i)	L+6.50%	7.50%	12/15/2020	12/15/2026	1,321	—	—	0.0%
IDIG Parent, LLC (Revolver) (h)	L+6.50%	7.50%	12/15/2020	12/15/2026	567	—	—	0.0%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	8/1/2019	1/2/2024	1,227	1,213	1,223	0.9%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	233	230	232	0.2%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	443	438	442	0.3%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/6/2019	1/2/2024	121	121	121	0.1%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/6/2019	1/2/2024	1,292	1,292	1,288	0.9%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	2/12/2020	1/2/2024	63	63	63	0.0%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/31/2020	1/2/2024	263	259	262	0.2%
Light Wave Dental Management, LLC	L+6.00%	8.00%	12/6/2019	1/2/2024	361	356	360	0.3%
Light Wave Dental Management, LLC	L+6.00%	8.00%	8/1/2019	1/2/2024	244	244	243	0.2%
Light Wave Dental Management, LLC (Revolver)	L+6.00%	8.00%	8/1/2019	1/2/2024	128	128	128	0.1%
					18,183	14,936	14,953	10.9%
Telecommunications
DataOnline Corp. (g)	L+6.25%	7.25%	11/13/2019	11/13/2025	6,435	6,316	6,171	4.5%
DataOnline Corp. (Revolver) (h)	L+6.25%	7.25%	11/13/2019	11/13/2025	844	718	688	0.5%
					7,279	7,034	6,859	5.0%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Transportation: Cargo
Complete Innovations, Inc. (j) (k) (o)	C+6.75%	7.75%	12/16/2020	12/16/2025	8,645	$8,460	$8,472	6.2%
Complete Innovations, Inc. (Delayed Draw) (h) (i) (j) (k) (o)	C+6.75%	7.75%	12/16/2020	12/16/2025	1,265	—	—	0.0%
Pasha Group (g)	L+8.00%	9.00%	2/25/2020	1/26/2023	1,535	1,539	1,408	1.0%
					11,445	9,999	9,880	7.2%
Total Senior Secured Loans					206,834	177,053	176,584	128.4%

Unitranche Secured Loans (u)
Banking, Finance, Insurance & Real Estate
Kudu Investment Holdings, LLC (j) (p)	L+5.75%	6.75%	12/23/2019	12/23/2025	3,966	3,924	3,986	2.9%
Kudu Investment Holdings, LLC (Delayed Draw) (h) (i) (j)	L+5.75%	6.75%	12/23/2019	12/23/2025	1,179	224	225	0.2%
					5,145	4,148	4,211	3.1%
Telecommunications
VB E1, LLC (Delayed Draw) (g) (h) (i)	L+8.50%	9.00%	11/18/2020	11/18/2026	3,000	1,466	1,466	1.1%
					3,000	1,466	1,466	1.1%
Total Unitranche Secured Loans (u)					8,145	5,614	5,677	4.2%

Junior Secured Loans
Capital Equipment
ALTA Enterprises, LLC (g) (j)	L+8.00%	9.80%	2/14/2020	8/13/2025	3,850	3,732	3,886	2.9%
					3,850	3,732	3,886	2.9%
Services: Business
Software Luxembourg Acquisition S.A.R.L (fka Evergreen Skills LUX S.A.R.L) (g) (j) (k)	L+7.50%	8.50%	1/28/2020	4/25/2025	447	314	448	0.3%
					447	314	448	0.3%
Total Junior Secured Loans					4,297	4,046	4,334	3.2%

Equity Securities (q) (r)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (267,963 Class A common units)	—	— (s)	9/9/2019	—	—	268	308	0.2%
J2 BWA Funding, LLC (0.7% profit sharing) (j)	—	— (s)	12/24/2020	—	—	—	—	0.0%
						268	308	0.2%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	— (s)	10/18/2019	—	—	171	118	0.1%
						171	118	0.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units)	—	— (s)	2/28/2020	—	—	95	114	0.1%
						95	114	0.1%
Environmental Industries
Quest Resource Holding Corporation (warrant to purchase up to 0.2% of the equity)	—	— (s)	10/19/2020	3/19/2028	—	67	87	0.1%
						67	87	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	n/a	8.00% PIK	2/5/2020	—	—	726	1,078	0.8%
Seran BioScience, LLC (26,666 units)	—	— (s)	12/31/2020	—	—	267	267	0.2%
						993	1,345	1.0%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
High Tech Industries
Recorded Future, Inc. (40,243 Class A units) (t)	—	—	(s)	7/3/2019	—	—	$40	$65	0.0%
MarkLogic Corporation (434,911 Class A units)	—	—	(s)	10/20/2020	—	—	435	428	0.3%
							475	493	0.3%
Hotels, Gaming & Leisure
Equine Network, LLC (52 Class A units)	n/a	10.00% PIK		12/31/2020	—	—	52	52	0.0%
							52	52	0.0%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC (53 Preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(s)	11/20/2020	—	—	—	2	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	93	0.1%
							118	148	0.1%
Services: Business
Software Luxembourg Acquisition S.A.R.L. (fka Evergreen Skills LUX S.A.R.L.) (4,187 Class A shares) (g) (j) (k)	—	—	(s)	1/28/2020	—	—	1,080	764	0.5%
							1,080	764	0.5%
Services: Consumer
Express Wash Acquisition Company, LLC (112,000 Class A units)	n/a	8.00% PIK		12/28/2020	—	—	112	112	0.1%
							112	112	0.1%
Total Equity Securities							3,431	3,541	2.5%

TOTAL INVESTMENTS							$190,144	$190,136	138.3%

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount				Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	1/19/2021	$(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	2/17/2021	(1)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	3/18/2021	—
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	4/19/2021	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	5/19/2021	(1)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	6/17/2021	—
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	7/19/2021	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	8/18/2021	(1)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	9/17/2021	(1)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	10/19/2021	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	11/17/2021	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/17/2021	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	1/18/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	2/17/2022	(1)
Foreign currency forward contract	$47	CAD	61	Bannockburn Global Forex, LLC	3/17/2022	—
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	4/19/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	5/18/2022	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	6/17/2022	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	7/19/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	8/17/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	9/19/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	10/19/2022	(1)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	11/17/2022	—
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/19/2022	(1)
Foreign currency forward contract	$8,507	CAD	11,000	Bannockburn Global Forex, LLC	12/19/2022	(137)
						$(157)

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2020

(in thousands, except for shares and units)

(a) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(b) All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company.

(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Canadian dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“Prime” or “P”) which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, CDOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR, CDOR or Prime interest rate floor or interest rate cap.

(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2020 represented 138.3% of the Company’s net assets or 96.3% of the Company’s total assets, are subject to legal restrictions on sales.

(e) Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(f) Percentages are based on net assets of $137,513 as of December 31, 2020.

(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).

(h) All or a portion of this commitment was unfunded at December 31, 2020. As such, interest is earned only on the funded portion of this commitment.

(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.

(j) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, non-qualifying assets totaled 12.9% of the Company’s total assets.

(k) This is an international company.

(l) This position was on non-accrual status as of December 31, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(m) A portion of this loan (principal of $2,659) is held in the SPV as collateral for the Credit Facility.

(n) As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an equity investment of $227.

(o) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.

(p) A portion of this loan (principal of $2,750) is held in the SPV as collateral for the Credit Facility.

(q) Represents less than 5% ownership of the portfolio company’s voting securities.

(r) Ownership of certain equity investments may occur through a holding company or partnership.

(s) Represents a non-income producing security.

(t) As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.

(u) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(a) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

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

(e) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)

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

 MONROE CAPITAL INCOME PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation that was formed on May 30, 2018 to act as an externally managed, closed-end, non-diversified investment company. The Company may conduct subsequent offerings in the future, subject to approval by the Company’s board of directors (the “Board”). The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”). On January 14, 2019, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

On June 27, 2018, the Company issued and sold 100 shares of common stock, par value $0.001, at an aggregate purchase price of $1,000 ($10.00 per share) to Monroe Capital Management Advisors, LLC (“MC Management”), an affiliate of MC Advisors, the Company’s investment adviser. The sale of the Company’s common stock was approved by the unanimous consent of the Board at the time. On January 15, 2019, the Company completed the initial closing of its Private Offering and commenced principal operations. On November 9, 2020, the Board approved an extension of the offering period of its initial private offering (the “Initial Private Offering”) through January 15, 2021. On November 16, 2020, the Company held the final closing of the Initial Private Offering. In connection with the Initial Private Offering, the Company issued 13,557,496 shares of common stock for an aggregate purchase price of $133,101. See Note 10 for additional information on the Company’s share activity.

The Company is conducting its second best efforts, continuous private offering (the “Second Private Offering”) of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor purchases shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company.

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

On January 15, 2019, the Company completed the initial closing of the Initial Private Offering and commenced principal operations. As such, the Company had no substantive operating activities prior to January 15, 2019 and any references herein to the “year ended December 31, 2019” are for the period from January 15, 2019 to December 31, 2019.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV and the Company’s wholly owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period during which the service has been completed.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2020 and 2019, the Company did not receive any return of capital distributions from its equity investments.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid incurring corporate U.S federal income tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

 Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,250 and $1,661 as of December 31, 2020 and 2019, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2020 and 2019 totaled $2,965 and $1,974, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2020	2019
Interest income	$11,643	$3,632
PIK interest income	295	48
Dividend income (1)	60	—
Fee income	187	64
Prepayment gain (loss)	279	46
Accretion of discounts and amortization of premium	612	98
Total investment income	$13,076	$3,888

(1)	Includes PIK dividends of $59 and zero, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $234 at December 31, 2020, and the Company had no investments on non-accrual status at December 31, 2019.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board at least quarterly and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. See Note 9 for additional information on the Company’s distributions.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Cash Equivalents

Cash equivalents are highly liquid investments with a current maturity of three months or less at the date of acquisition, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. The Company may accomplish this in several ways, including by purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, by temporarily drawing down on the Credit Facility or by effectuating other balance sheet transactions as are deemed appropriate for this purpose. There were no cash equivalents outstanding on the Company’s consolidated statements of assets and liabilities as of December 31, 2020 and 2019.

Restricted Cash

Restricted cash includes amounts held within the SPV. Cash held within the SPV is generally restricted to use for the originations of new investments, the repayment of outstanding debt under the Credit Facility and the related payment of interest expense and the quarterly release of earnings to the Company.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2020 and December 31, 2019, the Company had unamortized deferred financing costs of $939 and $84, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2020 and 2019 was $293 and $318, respectively.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to the Company’s organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents. There were no organization or offering costs incurred or outstanding on the consolidated financial statements as of December 31, 2020 and December 31, 2019.

As of both December 31, 2020 and 2019, MC Management has incurred organizational and offering costs of approximately $419 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425 for organization and offering costs. If the expenses incurred are greater than $425, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425. As these costs have not exceeded the amount to be reimbursed by MC Management as of both December 31, 2020 and 2019, no such costs have been recorded by the Company.

Investments Denominated in Foreign Currency

As of December 31, 2020, the Company held investments in one portfolio company that were denominated in Canadian dollars.

At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on the Company’s consolidated statements of operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain consideration and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Derivative Instruments

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market based on the difference between the forward rate and the exchange rate at the current period end. Unrealized gain (loss) on foreign currency forward contracts are recorded on the Company’s consolidated statements of assets and liabilities by counterparty on a net basis.

The Company does not utilize hedge accounting and as such values its foreign currency forward contracts at fair value with the change in unrealized gain or loss recorded in net change in unrealized gain (loss) on foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) on foreign currency forward contracts on the Company’s consolidated statements of operations.

Income Taxes

On January 14, 2019, the Company elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2019, currently qualifies and intends to qualify annually as a RIC. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the years December 31, 2020 and 2019, the Company recorded a net expense on the consolidated statements of operations of $72 and $20, respectively, for U.S. federal excise tax. As of December 31, 2020 and 2019, the Company recorded an accrual for U.S. federal excise taxes of $67 and $20, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

 The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the years ended December 31, 2020 and 2019, the Company did not record a net tax expense on the consolidated statements of operations for these Taxable Subsidiaries.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as disclosed in Note 13.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$177,053	93.1%	$98,479	98.5%
Unitranche secured loans	5,614	3.0	984	1.0
Junior secured loans	4,046	2.1	—	—
Equity securities	3,431	1.8	468	0.5
Total	$190,144	100.0%	$99,931	100.0%

	December 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$176,584	92.9%	$99,334	98.5%
Unitranche secured loans	5,677	3.0	1,001	1.0
Junior secured loans	4,334	2.3	—	—
Equity securities	3,541	1.8	472	0.5
Total	$190,136	100.0%	$100,807	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2020		December 31, 2019
Amortized Cost:
International	$12,176	6.3%	$1,966	2.0%
Midwest	31,172	16.4	11,942	12.0
Northeast	40,429	21.3	29,401	29.4
Southeast	38,547	20.3	16,122	16.1
Southwest	9,464	5.0	10,786	10.8
West	58,356	30.7	29,714	29.7
Total	$190,144	100.0%	$99,931	100.0%

	December 31, 2020		December 31, 2019
Fair Value:
International	$11,946	6.3%	$1,954	1.9%
Midwest	31,509	16.6	12,187	12.1
Northeast	40,109	21.1	29,762	29.5
Southeast	38,612	20.3	15,943	15.8
Southwest	8,920	4.7	10,948	10.9
West	59,040	31.0	30,013	29.8
Total	$190,136	100.0%	$100,807	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2020		December 31, 2019
Amortized Cost:
Aerospace & Defense	$4,702	2.5%	$4,740	4.7%
Automotive	3,933	2.1	3,800	3.8
Banking, Finance, Insurance & Real Estate	14,614	7.7	19,334	19.3
Beverage, Food & Tobacco	12,503	6.6	6,510	6.5
Capital Equipment	11,629	6.1	—	—
Construction & Building	3,434	1.8	—	—
Consumer Goods: Durable	3,787	2.0	—	—
Consumer Goods: Non-Durable	2,925	1.5	1,226	1.2
Containers, Packaging & Glass	1,957	1.0	1,975	2.0
Energy: Oil & Gas	3,408	1.8	3,966	4.0
Environmental Industries	1,000	0.5	—	—
Healthcare & Pharmaceuticals	22,424	11.8	15,631	15.6
High Tech Industries	29,929	15.7	12,914	12.9
Hotels, Gaming & Leisure	1,518	0.8	—	—
Media: Advertising, Printing & Publishing	15,010	7.9	7,078	7.1
Media: Broadcasting & Subscription	1,645	0.9	1,110	1.1
Media: Diversified & Production	2,972	1.6	2,965	3.0
Metals & Mining	846	0.4	—	—
Services: Business	18,361	9.6	9,058	9.1
Services: Consumer	15,048	7.9	3,265	3.3
Telecommunications	8,500	4.5	6,359	6.4
Transportation: Cargo	9,999	5.3	—	—
Total	$190,144	100.0%	$99,931	100.0%

	December 31, 2020		December 31, 2019
Fair Value:
Aerospace & Defense	$4,689	2.5%	$4,746	4.7%
Automotive	3,940	2.1	3,791	3.8
Banking, Finance, Insurance & Real Estate	14,762	7.8	19,589	19.4
Beverage, Food & Tobacco	12,452	6.6	6,629	6.6
Capital Equipment	11,777	6.2	—	—
Construction & Building	3,495	1.8	—	—
Consumer Goods: Durable	3,805	2.0	—	—
Consumer Goods: Non-Durable	2,925	1.5	1,238	1.2
Containers, Packaging & Glass	1,965	1.0	1,985	2.0
Energy: Oil & Gas	2,754	1.4	4,052	4.0
Environmental Industries	1,066	0.6	—	—
Healthcare & Pharmaceuticals	22,874	12.0	15,452	15.3
High Tech Industries	30,601	16.1	13,180	13.1
Hotels, Gaming & Leisure	1,518	0.8	—	—
Media: Advertising, Printing & Publishing	14,658	7.7	7,021	7.0
Media: Broadcasting & Subscription	1,672	0.9	1,118	1.1
Media: Diversified & Production	2,902	1.5	2,996	3.0
Metals & Mining	679	0.4	—	—
Services: Business	18,332	9.6	9,199	9.1
Services: Consumer	15,065	7.9	3,309	3.3
Telecommunications	8,325	4.4	6,502	6.4
Transportation: Cargo	9,880	5.2	—	—
Total	$190,136	100.0%	$100,807	100.0%

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

ASC Topic 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of December 31, 2020 and 2019 were categorized as Level 3 investments.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as the use of the income approach is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

The Board determined, in good faith, the fair value of the Company’s investment portfolio in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

Foreign Currency Forward Contracts

The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$176,584	$176,584
Unitranche secured loans	—	—	5,677	5,677
Junior secured loans	—	—	4,334	4,334
Equity securities	—	—	3,541	3,541
Total investments	$—	$—	$190,136	$190,136
Foreign currency forward contracts asset (liability)	$—	$(157)	$—	$(157)

	Fair Value Measurements
December 31, 2019	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$99,334	$99,334
Unitranche secured loans	—	—	1,001	1,001
Junior secured loans	—	—	—	—
Equity securities	—	—	472	472
Total investments	$—	$—	$100,807	$100,807

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.40% to 16.00% at December 31, 2020 and 5.30% to 13.92% at December 31, 2019. The maturity dates on the loans outstanding at December 31, 2020 range between December 2021 and December 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2020 and 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807
Net realized gain (loss) on investments	15	—	—	—	15
Net change in unrealized gain (loss) on investments	(1,591)	(34)	219	522	(884)
Purchases of investments and other adjustments to cost (1)	110,338	2,090	3,985	1,882	118,295
Proceeds from principal payments and sales of investments (2)	(26,966)	(986)	(145)	—	(28,097)
Reclassifications (3)	(4,546)	3,606	275	665	—
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$—	$—	$—	$—	$—
Net realized gain (loss) on investments	5	—	—	—	5
Net change in unrealized gain (loss) on investments	873	(1)	—	4	876
Purchases of investments and other adjustments to cost (1)	104,093	3	—	468	104,564
Proceeds from principal payments and sales of investments (2)	(3,654)	(984)	—	—	(4,638)
Reclassifications (3)	(1,983)	1,983	—	—	—
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2020, attributable to Level 3 investments still held at December 31, 2020, was ($653). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2019, attributable to Level 3 investments still held at December 31, 2019, was $876. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.

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

 The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2020 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$93,198		Discounted cash flow	EBITDA multiples	9.7	x	5.3	x	21.3	x
				Market yields	8.2%		5.5%		16.3%
Senior secured loans	63,260		Discounted cash flow	Revenue multiples	6.3	x	0.5	x	11.0	x
				Market yields	8.3%		6.4%		13.6%
Unitranche secured loans	5,677		Discounted cash flow	EBITDA multiples	9.3	x	12.5	x	12.5	x
				Market yields	8.2%		8.0%		8.8%
Junior secured loans	3,886		Discounted cash flow	Market yields	10.0%		10.0%		10.0%
Equity securities	2,625		Enterprise value	EBITDA multiples	10.6	x	7.8	x	21.3	x
Equity securities	87		Option pricing model	Volatility	70.0%		70.0%		70.0%
Equity securities	65		Enterprise value	Revenue multiples	11.0	x	11.0	x	11.0	x
Total Level 3 Assets	$168,798	(1)

(1)	Excludes loans of $21,338 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2019 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$30,352		Discounted cash flow	Revenue multiples	6.8	x	3.5	x	11.8	x
				Market yields	8.9%		7.9%		14.6%
Senior secured loans	44,981		Discounted cash flow	EBITDA multiples	10.8	x	7.5	x	19.5	x
				Market yields	8.0%		6.8%		10.6%
Unitranche secured loans	1,001		Discounted cash flow	Revenue multiples	1.4	x	1.4	x	1.4	x
				Market yields	7.0%		7.0%		7.0%
Equity securities	430		Enterprise value	EBITDA multiples	16.3	x	11.3	x	19.5	x
Equity securities	42		Enterprise value	Revenue multiples	11.8	x	11.8	x	11.8	x
Total Level 3 Assets	$76,806	(1)

(1)	Excludes loans of $24,001 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2020 and 2019, the Company believes that the carrying value of its Credit Facility approximates fair value.

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). Base management fees for the years ended December 31, 2020 and 2019 were $2,399 and $735, respectively. MC Advisors elected to voluntarily waive $1,530 and $433 of such base management fees for years ended December 31, 2020 and 2019, respectively. There is no guarantee that MC Advisors will waive base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2020	2019
Part one incentive fees (1)	$1,311	$119
Part two incentive fees (2)	(132)	132
Incentive fees, excluding the impact of the incentive fee waiver	1,179	251
Incentive fee waiver (3)	(1,311)	(119)
Total incentive fees, net of incentive fee waiver	$(132)	$132

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the years ended December 31, 2020 and 2019, the Company incurred $1,061 and $772, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $332 and $233, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2020 and 2019, $91 and $70, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

During the year ended December 31, 2020, no expenses were reimbursed by MC Management. MC Management agreed to reimburse the Company for administrative expenses (not to include base management fees or credit facility expenses) incurred by the Company of $544 for the year ended December 31, 2019. Accordingly, the Company has recorded a contra expense on the consolidated statements of operations of zero and $544 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company has recorded receivables for the remaining reimbursement from MC Management within due from affiliates on the consolidated statements of assets and liabilities of zero and $14, respectively.

The Company entered into a license agreement on December 5, 2018, with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name or logo.

Note 6. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2020 and 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 333% and 320%, respectively.

The Company has a $100,000 Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On March 6, 2020, the Company amended the Credit Facility to extend the reinvestment period through April 10, 2020 while the Company negotiated a larger amendment to the Credit Facility. The Company incurred expenses of $4 in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “May Credit Facility Amendment”). The terms of the May Credit Facility Amendment became effective as of June 1, 2020. The May Credit Facility Amendment includes modifications that reduce pricing, expand the investment eligibility parameters under the Credit Facility to include certain opportunistic investments, increase the advance rates available under the Credit Facility, extend the reinvestment period of the Credit Facility to May 1, 2023, and implement various modifications in response to the COVID-19 pandemic. In addition, the May Credit Facility Amendment implemented an uncommitted accordion feature to upsize the Credit Facility to $300,000 in the future, if needed. The Company incurred expenses of $877 in conjunction with this amendment, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the estimated average life of the borrowings.

On November 19, 2020, the Company entered into an amendment and waiver to the Credit Facility (the “November Credit Facility Amendment”). The November Credit Facility Amendment increased the available commitment from $75.0 million to the now current $100.0 million. The November Credit Facility Amendment also made certain adjustments to the interest rate grid for the Credit Facility. The Company incurred expenses of $267 in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2020 and 2019, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $164,328 and $91,441, respectively, and these investments are identified on the consolidated schedules of investments. As of December 31, 2020 and 2019, the Company had outstanding borrowings under the Credit Facility of $58,900 and $31,200, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00% (2.50% to a maximum of 3.00% before the November Credit Facility Amendment), depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As December 31, 2020 and 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.5% and 4.7%, respectively.

The composition of the Company’s interest and other debt financing expenses and average outstanding balances were as follows:

	For the years ended December 31,
	2020	2019
Interest expense	$1,735	$371
Unused commitment fees	133	170
Amortization of deferred financing costs	293	318
Total interest and other debt financing expenses	$2,161	$859
Average debt outstanding	$49,171	$7,556

Note 7. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2020. There were no derivative instruments outstanding as of December 31, 2019.

	As of December 31, 2020
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	65	1/19/2021	$—	$(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	2/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	3/18/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	4/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	5/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	6/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	7/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/18/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	9/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	10/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	11/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	1/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	2/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	61	3/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	4/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	5/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	6/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	7/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	8/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	9/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	10/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	11/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	11,000	12/19/2022	—	(137)	Unrealized loss on foreign currency forward contracts
Total	CAD	12,593		$—	$(157)

For the years ended December 31, 2020 and 2019, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($157) and zero, respectively.

Note 8. Income Taxes

The Company has elected to be treated, currently qualifies and intends to qualify annually as a RIC under Subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains that it distributes to stockholders. The Company intends to distribute all of its investment company taxable income and capital gains annually. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2020	2019
Increase (decrease) in capital in excess of par value	$(72)	$(20)
Increase (decrease) in capital in accumulated undistributed (overdistributed) earnings	72	20

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of both December 31, 2020 and 2019, the Company had short-term capital loss carryforwards of zero. As of both December 31, 2020 and 2019, the Company had long-term capital loss carryforwards of zero.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2020	2019
Net increase in net assets resulting from operations	$7,990	$3,163
Net change in unrealized (gain) loss	1,041	(876)
Other income (loss) for tax but not book	(157)	—
Other income not currently taxable	(59)	—
Expenses not currently deductible	72	20
Total taxable income	$8,887	$2,307

  For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2020	2019
Ordinary income	$7,591	$1,776
Long-term capital gains	15	—
Total	$7,606	$1,776

  The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state income taxes. For both the years ended December 31, 2020 and 2019, the Company recorded a net tax expense of zero.

As of December 31, 2020, the estimated cost basis of investments for U.S. federal income tax purposes was $190,085, resulting in estimated net unrealized gain of $51, comprised of estimated gross unrealized gains and losses of $2,627 and $2,576, respectively. As of December 31, 2019, the estimated cost basis of investments for U.S. federal income tax purposes was $99,931, resulting in estimated net unrealized gain of $876, comprised of estimated gross unrealized gains and losses of $1,409 and $533, respectively.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following tables summarize the distributions declared during the years ended December 31, 2020 and 2019, respectively:

Date Declared	Record Date	Payment Date (1)	Amount Per Share (2)	Distribution Declared
Year ended December 31, 2020:
May 13, 2020	May 13, 2020	May 20, 2020	$0.20	$1,764
August 6, 2020	August 6, 2020	August 13, 2020	0.20	2,116
November 9, 2020	November 9, 2020	November 13, 2020	0.20	2,339
Total distributions declared			$0.60	$6,219

Date Declared	Record Date	Payment Date (1)	Amount Per Share (3)	Distribution Declared
Year ended December 31, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208
June 20, 2019	June 21, 2019	August 20, 2019	0.17	501
September 18, 2019	September 20, 2019	November 20, 2019	0.20	1,067
December 13, 2019	December 20, 2019	March 17, 2020	0.20	1,387
Total distributions declared			$0.77	$3,163

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net investment income earned by the Company as determined in accordance with GAAP.
(3)	The payment amount approved by the Board was equal to the net increase in net assets resulting from operations earned by the Company as determined in accordance with GAAP.

The following tables summarize the Company’s distributions reinvested during the years December 31, 2020 and 2019, respectively:

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2020:
March 17, 2020	December 13, 2019	December 20, 2019	$10.00	35,717	$357
May 20, 2020	May 13, 2020	May 13, 2020	$9.49	53,408	507
August 13, 2020	August 6, 2020	August 6, 2020	$9.70	62,063	602
November 13, 2020	November 13, 2020	November 9, 2020	$9.80	66,700	654
Total proceeds				217,888	$2,120

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2019:
May 15, 2019	March 19, 2019	March 22, 2019	$10.00	8,530	$85
August 20, 2019	June 20, 2019	June 21, 2019	$10.00	13,797	138
November 20, 2019	September 18, 2019	September 20, 2019	$10.00	29,705	297
Total proceeds				52,032	$520

Note 10. Stock Issuances

As of December 31, 2020, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share. Prior to electing to be regulated as a BDC, the Company issued 100 shares to MC Management on June 27, 2018 at $10.00 per share for proceeds of $1,000.

The following tables summarize the issuance of shares pursuant to the Initial Private Offering during the years ended December 31, 2020 and 2019:

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	$9.29	1,580,867	14,686
August 17, 2020	$9.50	1,049,263	9,968
November 16, 2020	$9.60	2,068,125	19,854
Total		6,735,096	$64,877

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2019:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	$10.00	1,596,600	15,966
April 4, 2019	$10.00	275,500	2,755
April 8, 2019	$10.00	21,000	210
July 1, 2019	$10.00	2,384,300	23,843
October 1, 2019	$10.00	1,527,500	15,275
Total		6,822,400	$68,224

During the years ended December 31, 2020 and 2019, the Company also issued 217,888 shares for an aggregate value of $2,120, and 52,032 shares for an aggregate value of $520, respectively, under the DRIP as disclosed in Note 9.

The Company has not yet issued any shares in connection with the Second Private Offering.

Note 11. Commitments and Contingencies

Commitments: As of December 31, 2020 and 2019, the Company had $29,547 and $14,324, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of December 31, 2020.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote.

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

 Note 12. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2020 and for the period January 15, 2019 (commencement of operations) to December 31, 2019:

	December 31, 2020	For the period January 15, 2019 (commencement of operations) to December 31, 2019
Per share data:
Net asset value at beginning of year	$10.00	$10.00
Net investment income (loss) (1)	0.85	0.57
Net gain (loss) (1)	(0.10)	0.22
Net increase (decrease) in net assets resulting from operations (1)	0.75	0.79
Stockholder distributions declared (2)	(0.60)	(0.77)
Other (3)	(0.21)	(0.02)
Net asset value at end of year	$9.94	$10.00
Net assets at end of year	$137,513	$68,745
Shares outstanding at end of year	13,827,515	6,874,532
Total return based on average net asset value (4)	7.86%	9.80%
Ratio/Supplemental data:
Ratio of total investment income to average net assets (5)	12.86%	12.53%
Ratio of expenses to average net assets without waivers and expense reimbursement (5)	6.82%	8.68%
Ratio of expenses to average net assets with waivers and expense reimbursement (5) (6)	4.02%	5.16%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (5)	6.04%	3.85%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (5) (6)	8.84%	7.37%
Portfolio turnover (7)	18.55%	10.43%

(1)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2020 and 2019.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the year.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)	Ratios are annualized for the period January 15, 2019 (commencement of operations) to December 31, 2019. To the extent incentive fees are included within the ratio, they are not annualized.
(6)	Includes interest expense and part two incentive fees that are not subject to reimbursement.
(7)	Ratio is not annualized.

Note 13. Subsequent Events

The Company has evaluated subsequent events through March 10, 2021, the date on which the consolidated financial statements were issued.

On January 15, 2021, the Company entered into an amendment (the “January Credit Facility Amendment”). The January Credit Facility Amendment amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors.

On January 19, 2021, the Company entered into a facility amount increase (the “Facility Amount Increase”) to the Credit Facility. The Facility Amount Increase increased the size of the current commitments under the Credit Facility to $125,000 from $100,000.

On March 4, 2021, the Board declared a quarterly distribution of $0.20 per share payable on March 12, 2021 to holders of record on March 8, 2021.

Note 14. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$3,762	$3,375	$3,250	$2,689
Net investment income	$2,767	$2,338	$2,116	$1,764
Net gain (loss)	$1,938	$1,257	$2,134	$(6,324)
Net increase (decrease) in net assets resulting from operations	$4,705	$3,595	$4,250	$(4,560)
Net investment income per share – basic and diluted	$0.22	$0.21	$0.22	$0.20
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.37	$0.32	$0.44	$(0.51)
Net asset value per share at period end	$9.94	$9.80	$9.70	$9.49

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$1,877	$1,289	$618	$104
Net investment income	$884	$888	$428	$82
Net gain (loss)	$503	$179	$73	$126
Net increase (decrease) in net assets resulting from operations	$1,387	$1,067	$501	$208
Net investment income per share – basic and diluted	$0.13	$0.17	$0.15	$0.10
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.20	$0.20	$0.17	$0.25
Net asset value per share at period end	$10.00	$10.00	$10.00	$10.00

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

4.1	Description of Securities*

10.1	Expense Agreement between the Company and MC Management (1)

10.2	Investment Advisory Agreement between the Company and MC Advisors (6)

10.3	Administration Agreement between the Company and MC Management (2)

10.4	License Agreement between the Company and Monroe Capital, LLC (2)

10.5	Form of Indemnification Agreement (2)

10.6	Dividend Reinvestment Plan (2)

10.7	Custody Agreement between the Company and U.S. Bank National Association, as custodian (3)

10.8	Transfer Agent agreement between the Company and U.S. Bank National Association, as transfer agent (3)

10.9	Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (6)

10.10	Purchase and Contribution Agreement between MC Income Plus Financing SPV LLC, as buyer, and the Company, as seller (5)

10.11	Account Control Agreement among MC Income Plus Financing SPV LLC, as pledgor; the Company, as collateral manager; U.S. Bank National Association, in its capacity as collateral agent, as secured party and securities intermediary (5)

10.12	Facility Amount Increase to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (4)

10.13	First Amendment and Waiver to the Amended and Restated Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Associated, as collateral agent, collateral administrator and document custodian. (7)

10.14	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

10.15

Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 9, 2019

(5)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019

(6)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 5, 2020

(7)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 19, 2020

(8)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on January 15, 2021

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2021

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 10, 2021
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer and Chief Investment Officer	March 10, 2021
Aaron D. Peck	(Principal Financial and Accounting Officer)

/s/ Russel Miron	Director	March 10, 2021
Russel Miron

/s/ Roger Schoenfeld	Director	March 10, 2021
Roger Schoenfeld