Form 10-Q
period 2021-03-31
Monroe Capital Income Plus Corp
filed 2021-05-12
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 19,206,910 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $222,820 and $190,144, respectively)	$225,534	$190,136
Cash	3,487	2,443
Restricted cash	12,435	3,677
Interest receivable	1,360	899
Unrealized gain on foreign currency forward contracts	13	—
Other assets	55	191
Total assets	242,884	197,346

LIABILITIES
Debt:
Revolving credit facility	42,300	58,900
Less: Unamortized deferred financing costs	(1,117)	(939)
Total debt, less unamortized deferred financing costs	41,183	57,961
Interest payable	574	426
Unrealized loss on foreign currency forward contracts	—	157
Payable for unsettled trades	6,410	—
Management fees payable	—	93
Incentive fees payable	418	—
Accounts payable and accrued expenses	992	1,196
Directors’ fees payable	15	—
Total liabilities	49,592	59,833
Net assets	$193,292	$137,513

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 19,207 and 13,828 shares issued and outstanding, respectively	$19	$14
Capital in excess of par value	188,041	135,636
Accumulated undistributed (overdistributed) earnings	5,232	1,863
Total net assets	$193,292	$137,513

Net asset value per share	$10.06	$9.94

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Investment income:
Interest and dividend income	$4,655	$2,689
Total investment income	4,655	2,689

Operating expenses:
Interest and other debt financing expenses	699	545
Base management fees	814	497
Incentive fees	961	109
Professional fees	89	82
Administrative service fees	111	82
General and administrative expenses	80	84
Directors’ fees	15	15
Expenses before fee waivers	2,769	1,414
Base management fee waiver	(814)	(260)
Incentive fee waiver	(543)	(241)
Total expenses, net of fee waivers	1,412	913
Net investment income before income taxes	3,243	1,776
Income taxes, including excise taxes	—	12
Net investment income	3,243	1,764

Net gain (loss):
Net realized gain (loss):
Investments	43	—
Foreign currency forward contracts	(3)	—
Foreign currency and other transactions	(40)	—
Net realized gain (loss)	—	—

Net change in unrealized gain (loss):
Investments	2,722	(6,324)
Foreign currency forward contracts	170	—
Net change in unrealized gain (loss)	2,892	(6,324)

Net gain (loss)	2,892	(6,324)

Net increase (decrease) in net assets resulting from operations	$6,135	$(4,560)

Per common share data:
Net investment income per share - basic and diluted	$0.22	$0.20
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.41	$(0.51)
Weighted average common shares outstanding - basic and diluted	14,786	8,872

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745
Net investment income	—	—	—	1,764	1,764
Net change in unrealized gain (loss)	—	—	—	(6,324)	(6,324)
Issuance of common stock	2,036	2	20,367	—	20,369
Distributions declared to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	36	—	357	—	357
Balances at March 31, 2020	8,947	$9	$89,442	$(4,540)	$84,911

Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513
Net investment income	—	—	—	3,243	3,243
Net change in unrealized gain (loss)	—	—	—	2,892	2,892
Issuance of common stock	5,302	5	51,634	—	51,639
Distributions declared to stockholders	—	—	—	(2,766)	(2,766)
Stock issued in connection with dividend reinvestment plan	77	—	771	—	771
Balances at March 31, 2021	19,207	$19	$188,041	$5,232	$193,292

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,135	$(4,560)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(43)	—
Net realized (gain) loss on foreign currency forward contracts	3	—
Net realized (gain) loss on foreign currency and other transactions	40	—
Net change in unrealized (gain) loss on investments	(2,722)	6,324
Net change in unrealized (gain) loss on foreign currency forward contracts	(170)	—
Payment-in-kind interest income	(176)	(29)
Net accretion of discounts and amortization of premiums	(189)	(125)
Purchases of investments	(51,050)	(62,374)
Proceeds from principal payments and sale of investments	18,779	2,371
Amortization of deferred financing costs	125	88
Changes in operating assets and liabilities:
Interest receivable	(461)	(404)
Other assets	136	(70)
Interest payable	148	161
Payable for unsettled trades	6,410	(90)
Management fees payable	(93)	(65)
Incentive fees payable	418	(132)
Accounts payable and accrued expenses	(204)	138
Directors’ fees payable	15	15
Net cash provided by (used in) operating activities	(22,899)	(58,752)

Cash flows from financing activities:
Borrowings on revolving credit facility	50,900	60,400
Repayments of revolving credit facility	(67,500)	(19,600)
Payments of deferred financing costs	(303)	(4)
Proceeds from issuance of common shares	51,639	20,369
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $771 and $357, respectively	(1,995)	(1,030)
Net cash provided by (used in) financing activities	32,741	60,135

Net increase (decrease) in Cash and Restricted cash	9,842	1,383
Effect of foreign currency exchange rates	(40)	—
Cash and Restricted cash, beginning of period	6,120	4,064
Cash and Restricted cash, end of period	$15,922	$5,447

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$426	$296
Cash paid for income taxes, including excise taxes, during the period	$66	$25

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2021	December 31, 2020
Cash	$3,487	$2,443
Restricted cash	12,435	3,677
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,922	$6,120

	March 31, 2020	December 31, 2019
Cash	$3,217	$2,223
Restricted cash	2,230	1,841
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$5,447	$4,064

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
March 31, 2021
(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+4.25%	4.36%	5/2/2019	5/8/2026	1,670	$1,664	$1,647	0.9%
Guidehouse LLP (g)	L+4.00%	4.11%	3/23/2021	5/1/2025	1,200	1,202	1,202	0.6%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+5.75%	6.75%	12/24/2019	7/25/2025	1,028	1,012	1,030	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+5.75%	6.75%	7/25/2019	7/25/2025	1,970	1,939	1,974	1.0%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+5.75%	6.75%	2/17/2021	7/25/2025	1,778	1,742	1,781	0.9%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L+5.75%	6.75%	7/25/2019	7/25/2024	316	79	79	0.1%
					7,962	7,638	7,713	4.0%
Automotive
Truck-Lite Co., LLC (g)	L+6.25%	7.25%	3/11/2020	12/14/2026	3,444	3,414	3,440	1.8%
Truck-Lite Co., LLC (g)	L+6.25%	7.25%	3/11/2020	12/14/2026	510	510	510	0.3%
Wheel Pros, Inc.	L+5.25%	6.25%	2/12/2021	11/10/2027	2,584	2,572	2,584	1.3%
					6,538	6,496	6,534	3.4%
Banking, Finance, Insurance & Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (g) (h) (i) (j)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	829	829	0.4%
Avison Young (USA), Inc. (g) (j) (k)	L+5.00%	5.20%	4/26/2019	1/30/2026	1,960	1,945	1,958	1.0%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+5.50%	6.50%	9/9/2019	9/9/2024	2,955	2,913	2,985	1.5%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L+5.50%	6.50%	9/9/2019	9/9/2024	429	—	—	0.0%
J2 BWA Funding, LLC (Delayed Draw) (h) (i) (j)	n/a	9.00%	12/24/2020	12/24/2026	2,850	277	274	0.1%
NCBP Property, LLC (j)	L+9.50%	10.50%	12/18/2020	12/16/2022	2,500	2,479	2,490	1.3%
Oceana Australian Fixed Income Trust (j) (k) (l)	n/a	11.50%	2/25/2021	2/25/2026	8,165	8,460	8,165	4.2%
StarCompliance MidCo, LLC (g)	L+6.75%	7.75%	1/12/2021	1/11/2027	3,000	2,942	2,996	1.6%
StarCompliance MidCo, LLC (Revolver) (h)	L+6.75%	7.75%	1/12/2021	1/11/2027	484	—	—	0.0%
US Claims Litigation Funding, LLC (Revolver) (h) (j)	L+8.75%	9.75%	11/30/2020	11/29/2024	1,500	1,200	1,190	0.6%
W3 Monroe RE Debt LLC (j)	n/a	10.00%	2/5/2021	2/4/2028	1,650	1,650	1,650	0.9%
					26,493	22,695	22,537	11.6%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+5.50%	6.50%	10/18/2019	10/18/2024	5,910	5,823	5,836	3.0%
Huff Hispanic Food Holdings, LLC	L+5.50%	6.50%	10/18/2019	10/18/2024	333	333	329	0.2%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+5.50%	6.50%	10/18/2019	10/18/2024	1,286	514	508	0.3%
LX/JT Intermediate Holdings, Inc. (g)	L+6.00%	7.50%	3/11/2020	3/11/2025	5,786	5,692	5,635	2.9%
LX/JT Intermediate Holdings, Inc. (Revolver) (h)	L+6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					13,815	12,362	12,308	6.4%
Capital Equipment
MCP Shaw Acquisitionco, LLC (g)	L+6.50%	7.50%	2/28/2020	11/28/2025	7,919	7,789	7,840	4.1%
MCP Shaw Acquisitionco, LLC (Revolver) (h)	L+6.50%	7.50%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					9,346	7,789	7,840	4.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
(unaudited)
March 31, 2021
(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Construction & Building
Premier Roofing, LLC (g)	L+6.50%	7.50%		8/31/2020	8/29/2025	3,491	$3,429	$3,488	1.8%
Premier Roofing, LLC (Revolver) (h)	L+6.50%	7.50%		8/31/2020	8/29/2025	1,199	—	—	0.0%
						4,690	3,429	3,488	1.8%
Consumer Goods: Non-Durable
Thrasio, LLC (g)	L+7.00%	8.00%		12/18/2020	12/18/2026	2,993	2,921	2,996	1.6%
Thrasio, LLC (Delayed Draw) (h) (i)	L+7.00%	8.00%		12/18/2020	12/18/2026	1,980	—	—	0.0%
						4,973	2,921	2,996	1.6%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+5.00%	5.11%		4/8/2019	3/17/2025	1,960	1,954	1,957	1.0%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company (Delayed Draw) (h) (i)	L+7.75%	5.75% Cash/ 3.00% PIK		10/16/2020	12/30/2021	165	83	75	0.1%
						2,125	2,037	2,032	1.1%
Energy: Oil & Gas
BW Gas & Convenience Holdings, LLC (g)	L+6.25%	6.36%		11/15/2019	11/18/2024	1,593	1,543	1,611	0.8%
Fieldwood Energy, LLC (g)	P+4.25%	7.50	%(m)	1/11/2020	4/11/2022	1,000	901	396	0.2%
Liquid Tech Solutions Holdings, LLC (g)	L+4.75%	5.50%		3/18/2021	3/19/2028	2,283	2,271	2,280	1.2%
Par Petroleum, LLC (g)	L+6.75%	6.99%		1/27/2020	1/12/2026	947	954	944	0.5%
						5,823	5,669	5,231	2.7%
Environmental Industries
Quest Resource Management Group, LLC (g)	L+8.50%	9.75%		10/19/2020	10/20/2025	998	931	1,027	0.5%
Quest Resource Management Group, LLC (Delayed Draw) (h) (i)	L+8.50%	9.75%		10/19/2020	10/20/2025	1,087	—	—	0.0%
						2,085	931	1,027	0.5%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	1,784	1,761	1,656	0.9%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	467	467	434	0.2%
Ascent Midco, LLC (g)	L+5.50%	6.50%		2/5/2020	2/5/2025	2,469	2,430	2,493	1.3%
Ascent Midco, LLC (Delayed Draw) (h) (i)	L+5.50%	6.50%		2/5/2020	2/5/2025	1,014	—	—	0.0%
Ascent Midco, LLC (Revolver) (h)	L+5.50%	6.50%		2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (g)	L+7.00%	8.00%		2/12/2021	2/12/2026	6,000	5,883	5,970	3.1%
Brickell Bay Acquisition Corp. (Delayed Draw) (h) (i)	L+7.00%	8.00%		2/12/2021	2/12/2026	1,200	—	—	0.0%
ERC Finance, LLC (g)	L+4.50%	5.50%		4/23/2019	9/20/2024	1,960	1,936	1,940	1.0%
QF Holdings, Inc. (g)	L+6.50%	7.50%		9/19/2019	9/19/2024	4,550	4,485	4,532	2.3%
QF Holdings, Inc. (g)	L+6.50%	7.50%		9/19/2019	9/19/2024	910	910	906	0.5%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+7.50%	8.50%		8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+7.00%	8.00%		9/19/2019	9/19/2024	546	—	—	0.0%
Seran BioScience, LLC (g)	L+7.25%	8.25%		12/31/2020	12/31/2025	2,000	1,962	1,998	1.0%
Seran BioScience, LLC (Revolver) (h)	L+7.25%	8.25%		12/31/2020	12/31/2025	356	—	—	0.0%
WebPT, Inc. (g)	L+6.75%	7.75%		8/28/2019	8/28/2024	5,000	4,927	5,039	2.6%
WebPT, Inc. (Delayed Draw) (h) (i)	L+6.75%	7.75%		8/28/2019	8/28/2024	625	—	—	0.0%
WebPT, Inc. (Revolver) (h)	L+6.75%	7.75%		8/28/2019	8/28/2024	521	156	156	0.1%
						30,715	24,917	25,124	13.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
(unaudited)
March 31, 2021
(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
High Tech Industries
Acquia, Inc. (g)	L+7.00%	8.00%	11/1/2019	10/31/2025	5,429	$5,343	$5,511	2.9%
Acquia, Inc. (Revolver) (h)	L+7.00%	8.00%	11/1/2019	10/31/2025	588	47	47	0.0%
Arcstor Midco, LLC (g)	L+7.00%	8.00%	3/16/2021	3/16/2027	12,000	11,761	12,000	6.2%
Instructure, Inc. (g)	L+7.00%	8.00%	12/22/2020	3/24/2026	765	740	765	0.4%
Instructure, Inc. (g)	L+7.00%	8.00%	3/24/2020	3/24/2026	8,405	8,322	8,401	4.3%
Instructure, Inc. (Revolver) (h)	L+7.00%	8.00%	3/24/2020	3/24/2026	697	—	—	0.0%
MarkLogic Corporation (g)	L+8.00%	9.00%	10/20/2020	10/20/2025	5,237	5,116	5,342	2.8%
MarkLogic Corporation (Revolver) (h)	L+6.00%	7.00%	10/20/2020	10/20/2025	404	—	—	0.0%
Mindbody, Inc. (g)	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025	1,832	1,807	1,772	0.9%
Mindbody, Inc. (Revolver) (h)	L+8.00%	9.00%	2/15/2019	2/14/2025	190	—	—	0.0%
Mockingbird Acquisitionco, Inc. (g)	L+7.00%	8.00%	10/1/2020	10/1/2025	3,000	2,946	2,993	1.6%
Mockingbird Acquisitionco, Inc. (Revolver) (h)	L+7.00%	8.00%	10/1/2020	10/1/2025	600	—	—	0.0%
Recorded Future, Inc. (g)	L+6.00%	7.00%	7/3/2019	7/3/2025	3,667	3,612	3,740	1.9%
Recorded Future, Inc. (g)	L+6.00%	7.00%	3/26/2021	7/3/2025	5,893	5,817	6,011	3.1%
Recorded Future, Inc. (Revolver) (h)	L+6.00%	7.00%	7/3/2019	7/3/2025	440	—	—	0.0%
Transact Holdings, Inc. (g)	L+4.75%	4.86%	4/18/2019	4/30/2026	739	729	733	0.4%
					49,886	46,240	47,315	24.5%
Hotels, Gaming & Leisure
Equine Network, LLC (g)	L+8.00%	9.00%	12/31/2020	12/31/2025	1,500	1,468	1,504	0.8%
Equine Network, LLC (g)	L+8.00%	9.00%	1/29/2021	12/31/2025	680	667	682	0.3%
Equine Network, LLC (Delayed Draw) (h) (i)	L+8.00%	9.00%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (h)	L+8.00%	9.00%	12/31/2020	12/31/2025	146	—	—	0.0%
					2,692	2,135	2,186	1.1%
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+5.00%	5.20%	5/9/2019	5/21/2026	2,176	2,155	2,142	1.1%
North Haven USHC Acquisition, Inc. (g)	L+6.50%	7.50%	10/30/2020	10/30/2025	2,494	2,449	2,519	1.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (h) (i)	L+6.50%	7.50%	3/12/2021	10/30/2025	721	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (h)	L+6.50%	7.50%	10/30/2020	10/30/2025	240	—	—	0.0%
NTM Acquisition Corp. (g)	L+7.25%	7.25% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,717	4,707	4,599	2.4%
Relevate Health Group, LLC (g)	L+6.25%	7.25%	11/20/2020	11/20/2025	2,000	1,963	2,040	1.1%
Relevate Health Group, LLC (Delayed Draw) (h) (i)	L+6.25%	7.25%	11/20/2020	11/20/2025	1,053	895	913	0.4%
Relevate Health Group, LLC (Revolver) (h)	L+6.25%	7.25%	11/20/2020	11/20/2025	421	—	—	0.0%
XanEdu Publishing, Inc. (g)	L+6.50%	7.50%	1/28/2020	1/28/2025	2,475	2,436	2,485	1.3%
XanEdu Publishing, Inc. (Revolver) (h)	L+6.50%	7.50%	1/28/2020	1/28/2025	651	—	—	0.0%
					16,948	14,605	14,698	7.6%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	207	207	207	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,078	1,074	1,078	0.5%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	338	338	338	0.2%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	127	127	127	0.1%
					1,750	1,746	1,750	0.9%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+6.25%	7.25%	2/28/2019	2/28/2024	1,000	988	1,000	0.5%
Crownpeak Technology, Inc. (g)	L+6.25%	7.25%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	7.25%	2/28/2019	2/28/2024	42	—	—	0.0%
Streamland Media MidCo, LLC (g)	L+7.75%	7.75% Cash/ 1.00% PIK	8/26/2019	8/31/2023	1,996	1,971	1,944	1.0%
					3,053	2,974	2,959	1.5%
Metals & Mining
Alpha Metallurgical Resources, Inc. (fka Contura Energy, Inc.) (g)	L+7.00%	9.00%	1/15/2020	6/14/2024	987	853	811	0.4%
					987	853	811	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
(unaudited)
March 31, 2021
(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Services: Business
Certify, Inc. (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,000	$991	$1,000	0.5%
Certify, Inc. (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	136	136	136	0.1%
Certify, Inc. (Revolver) (h)	L+5.75%	6.75%	2/28/2019	2/28/2024	46	11	11	0.0%
Governmentjobs.com, Inc. (g)	L+6.50%	7.50%	2/5/2020	2/5/2026	7,000	6,884	6,934	3.5%
Governmentjobs.com, Inc. (Revolver) (h)	L+6.50%	7.50%	2/5/2020	2/5/2026	933	70	69	0.0%
HS4 Acquistionco, Inc. (g)	L+6.75%	7.75%	7/9/2019	7/9/2025	4,000	3,939	3,960	2.0%
HS4 Acquistionco, Inc. (Revolver) (h)	L+6.75%	7.75%	7/9/2019	7/9/2025	325	—	—	0.0%
Kaseya, Inc. (n)	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	2,865	2,824	2,880	1.5%
Kaseya, Inc. (g)	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	304	304	305	0.2%
Kaseya, Inc. (Delayed Draw) (h) (i)	L+7.00%	5.00% Cash/ 3.00% PIK	3/4/2020	3/4/2022	274	110	110	0.1%
Kaseya, Inc. (Revolver) (h)	L+6.50%	7.50%	5/3/2019	5/2/2025	211	103	103	0.1%
Software Luxembourg Acquisition S.A.R.L (g) (j) (k)	L+7.50%	8.50%	8/3/2020	12/27/2024	385	374	395	0.2%
					17,479	15,746	15,903	8.2%
Services: Consumer
Express Wash Acquisition Company, LLC (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	2,800	2,754	2,800	1.4%
Express Wash Acquisition Company, LLC (Revolver) (h)	L+6.50%	7.50%	12/28/2020	12/26/2025	1,120	168	168	0.1%
IDIG Parent, LLC (g)	L+6.50%	7.50%	12/15/2020	12/15/2026	4,359	4,276	4,365	2.3%
IDIG Parent, LLC (Delayed Draw) (h) (i)	L+6.50%	7.50%	12/15/2020	12/15/2026	720	—	—	0.0%
IDIG Parent, LLC (Revolver) (h)	L+6.50%	7.50%	12/15/2020	12/15/2026	336	—	—	0.0%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	8/1/2019	1/2/2024	1,203	1,191	1,199	0.6%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	228	226	227	0.1%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/1/2019	1/2/2024	434	430	433	0.2%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/6/2019	1/2/2024	119	119	118	0.1%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/6/2019	1/2/2024	1,268	1,268	1,263	0.7%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	2/12/2020	1/2/2024	62	61	62	0.0%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	12/31/2020	1/2/2024	263	259	262	0.1%
Light Wave Dental Management, LLC	L+6.00%	8.00%	12/6/2019	1/2/2024	354	350	352	0.2%
Light Wave Dental Management, LLC (g)	L+6.00%	8.00%	8/1/2019	1/2/2024	239	239	238	0.1%
Light Wave Dental Management, LLC (Revolver)	L+6.00%	8.00%	8/1/2019	1/2/2024	128	128	128	0.1%
					13,633	11,469	11,615	6.0%
Telecommunications
DataOnline Corp. (g)	L+6.25%	7.25%	11/13/2019	11/13/2025	6,435	6,322	6,213	3.2%
DataOnline Corp. (Revolver) (h)	L+6.25%	7.25%	11/13/2019	11/13/2025	844	718	693	0.4%
Sandvine Corporation (g)	L+4.50%	4.61%	3/8/2021	10/31/2025	1,200	1,200	1,188	0.6%
					8,479	8,240	8,094	4.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
(unaudited)
March 31, 2021
(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Transportation: Cargo
Complete Innovations, Inc. (j) (k) (o)	C+6.75%	7.75%		12/16/2020	12/16/2025	8,757	$8,470	$8,853	4.6%
Complete Innovations, Inc. (Delayed Draw) (h) (i) (j) (k) (o)	C+6.75%	7.75%		12/16/2020	12/16/2025	1,282	—	—	0.0%
Pasha Group (g)	L+8.00%	9.00%		2/25/2020	1/26/2023	1,428	1,432	1,418	0.7%
						11,467	9,902	10,271	5.3%
Wholesale
S&S Holdings (g)	L+5.00%	5.50%		3/10/2021	3/10/2028	3,000	2,910	2,929	1.5%
						3,000	2,910	2,929	1.5%
Total Senior Secured Loans						243,939	213,704	215,361	111.4%

Unitranche Secured Loans (p)
Telecommunications
VB E1, LLC (Delayed Draw) (g) (h) (i)	L+8.50%	9.00%		11/18/2020	11/18/2026	3,000	1,466	1,469	0.8%
						3,000	1,466	1,469	0.8%
Total Unitranche Secured Loans						3,000	1,466	1,469	0.8%

Junior Secured Loans
Capital Equipment
ALTA Enterprises, LLC (g) (j)	L+8.00%	9.80%		2/14/2020	8/13/2025	3,783	3,672	3,934	2.0%
						3,783	3,672	3,934	2.0%
Services: Business
Software Luxembourg Acquisition S.A.R.L (g) (j) (k)	L+7.50%	8.50%		1/28/2020	4/25/2025	447	319	447	0.3%
						447	319	447	0.3%
Total Junior Secured Loans						4,230	3,991	4,381	2.3%

Equity Securities (q) (r)
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (267,963 Class A common units) (v)	—	—	(s)	9/9/2019	—	—	268	312	0.1%
J2 BWA Funding, LLC (0.7% profit sharing) (j) (v)	—	—	(s)	12/24/2020	—	—	—	—	0.0%
							268	312	0.1%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(s)	10/18/2019	—	—	171	114	0.1%
							171	114	0.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (v)	—	—	(s)	2/28/2020	—	—	95	125	0.1%
							95	125	0.1%
Environmental Industries
Quest Resource Holding Corporation (warrant to purchase up to 0.2% of the equity)	—	—	(s)	10/19/2020	3/19/2028	—	67	122	0.1%
							67	122	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (v)	n/a	8.00% PIK		2/5/2020	—	—	726	1,172	0.6%
Seran BioScience, LLC (26,666 units) (v)	—	—	(s)	12/31/2020	—	—	267	308	0.1%
							993	1,480	0.7%
High Tech Industries
Recorded Future, Inc. (40,243 Class A units) (t)	—	—	(s)	7/3/2019	—	—	40	79	0.0%
MarkLogic Corporation (435,358 Class A units)	—	—	(s)	10/20/2020	—	—	435	698	0.4%
							475	777	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (85 Class A units) (v)	n/a	10.00% PIK		12/31/2020	—	—	85	87	0.0%
							85	87	0.0%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC (53 Preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(s)	11/20/2020	—	—	—	3	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	103	0.1%
							118	159	0.1%
Services: Business
Software Luxembourg Acquisition S.A.R.L (4,187 Class A shares) (g) (j) (k)	—	—	(s)	1/28/2020	—	—	1,080	796	0.4%
							1,080	796	0.4%
Services: Consumer
IDIG Parent, LLC (192,908 shares of common stock) (u) (v)	—	—	(s)	1/4/2021	—	—	195	210	0.1%
Express Wash Acquisition Company, LLC (112,000 Class A units) (v)	n/a	8.00% PIK		12/28/2020	—	—	112	141	0.1%
							307	351	0.2%
Total Equity Securities							3,659	4,323	2.2%

TOTAL INVESTMENTS							$222,820	$225,534	116.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
(unaudited)
March 31, 2021
(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount				Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	4/19/2021	$(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	5/19/2021	(2)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	6/17/2021	(1)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	7/19/2021	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	8/18/2021	(2)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	9/17/2021	(1)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	10/19/2021	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	11/17/2021	(2)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/17/2021	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	1/18/2022	(2)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	2/17/2022	(2)
Foreign currency forward contract	$47	CAD	61	Bannockburn Global Forex, LLC	3/17/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	4/19/2022	(2)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	5/18/2022	(2)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	6/17/2022	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	7/19/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	8/17/2022	(2)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	9/19/2022	(2)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	10/19/2022	(2)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	11/17/2022	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/19/2022	(1)
Foreign currency forward contract	$8,507	CAD	11,000	Bannockburn Global Forex, LLC	12/19/2022	(249)
Foreign currency forward contract	$137	AUD	173	Bannockburn Global Forex, LLC	4/20/2021	5
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	5/18/2021	3
Foreign currency forward contract	$86	AUD	108	Bannockburn Global Forex, LLC	6/17/2021	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/16/2021	3
Foreign currency forward contract	$80	AUD	101	Bannockburn Global Forex, LLC	8/17/2021	3
Foreign currency forward contract	$85	AUD	108	Bannockburn Global Forex, LLC	9/16/2021	3
Foreign currency forward contract	$83	AUD	105	Bannockburn Global Forex, LLC	10/19/2021	3
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	11/16/2021	3
Foreign currency forward contract	$85	AUD	108	Bannockburn Global Forex, LLC	12/16/2021	3
Foreign currency forward contract	$91	AUD	115	Bannockburn Global Forex, LLC	1/19/2022	3
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	2/16/2022	3
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	3/16/2022	3
Foreign currency forward contract	$82	AUD	105	Bannockburn Global Forex, LLC	4/19/2022	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	5/17/2022	3
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	6/17/2022	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/18/2022	2
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	8/16/2022	2
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	9/16/2022	3
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	10/19/2022	3
Foreign currency forward contract	$74	AUD	95	Bannockburn Global Forex, LLC	11/16/2022	2
Foreign currency forward contract	$80	AUD	101	Bannockburn Global Forex, LLC	12/16/2022	2
Foreign currency forward contract	$87	AUD	112	Bannockburn Global Forex, LLC	1/18/2023	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	2/16/2023	2
Foreign currency forward contract	$74	AUD	95	Bannockburn Global Forex, LLC	3/16/2023	2
Foreign currency forward contract	$93	AUD	118	Bannockburn Global Forex, LLC	4/20/2023	3
Foreign currency forward contract	$63	AUD	81	Bannockburn Global Forex, LLC	5/16/2023	2
Foreign currency forward contract	$90	AUD	115	Bannockburn Global Forex, LLC	6/19/2023	2
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/18/2023	2
Foreign currency forward contract	$82	AUD	105	Bannockburn Global Forex, LLC	8/16/2023	2
Foreign currency forward contract	$82	AUD	105	Bannockburn Global Forex, LLC	9/18/2023	2
Foreign currency forward contract	$84	AUD	108	Bannockburn Global Forex, LLC	10/18/2023	2
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	11/16/2023	2
Foreign currency forward contract	$79	AUD	101	Bannockburn Global Forex, LLC	12/18/2023	2
Foreign currency forward contract	$84	AUD	108	Bannockburn Global Forex, LLC	1/17/2024	2
Foreign currency forward contract	$79	AUD	101	Bannockburn Global Forex, LLC	2/16/2024	2
Foreign currency forward contract	$76	AUD	98	Bannockburn Global Forex, LLC	3/18/2024	2
Foreign currency forward contract	$8,365	AUD	10,746	Bannockburn Global Forex, LLC	3/18/2024	200
						$13

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
(unaudited)
March 31, 2021
(in thousands, except for shares and units)

(a) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b) All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies the Company’s control of or affiliation with investments based on the level of control that the Company maintains in each portfolio company.
(c) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Canadian dollar Offered rate (“CDOR” or “C”), or (“Prime” or “P”), each of which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, CDOR or Prime and the current contractual interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR, CDOR or Prime interest rate floor or interest rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(d) Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2021 represented 116.7% of the Company’s net assets or 92.9% of the Company’s total assets, are subject to legal restrictions on sales.
(e) Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(f) Percentages are based on net assets of $193,292 as of March 31, 2021.
(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).
(h) All or a portion of this commitment was unfunded at March 31, 2021. As such, interest is earned only on the funded portion of this commitment.
(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(j) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, non-qualifying assets totaled 12.8% of the Company’s total assets.
(k) This is an international company.
(l) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(m) This position was on non-accrual status as of March 31, 2021, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n) A portion of this loan (principal of $2,680) is held in the SPV as collateral for the Credit Facility.
(o) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(p) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(q) Represents less than 5% ownership of the portfolio company’s voting securities.
(r) Ownership of certain equity investments may occur through a holding company or partnership.
(s) Represents a non-income producing security.
(t) As of March 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(u) As of March 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(v) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
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

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation that was formed to act as an externally managed, closed-end, non-diversified investment company. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company currently qualifies and intends to qualify annually to be treated as a RIC for U.S. federal income tax purposes.

The Company may conduct private offerings, subject to approval by the Company’s board of directors (the “Board”). The Company is conducting its second best efforts, continuous private offering of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor purchases shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. See Note 9 for additional information on the Company’s share activity.

On March 12, 2019, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”), for purposes of entering into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. See Note 6 for additional information on the Credit Facility.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV and the Company’s wholly owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2021 and 2020, the Company did not receive any return of capital distributions from its equity investments.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,467 and $3,250 as of March 31, 2021 and December 31, 2020, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2021 and 2020 totaled $588 and $1,672, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2021	2020
Interest income	$3,813	$2,470
PIK interest income	176	29
Dividend income (1)	21	10
Fee income	278	—
Prepayment gain (loss)	178	55
Accretion of discounts and amortization of premium	189	125
Total investment income	$4,655	$2,689

(1)	Includes PIK dividends of $21 and $10, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $396 and $234 as of March 31, 2021 and December 31, 2020, respectively.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. See Note 8 for additional information on the Company’s distributions.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2021 and December 31, 2020, the Company had unamortized deferred financing costs of $1,117 and $939, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2021 and 2020 was $125 and $88, respectively.

Investments Denominated in Foreign Currency

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

Derivative Instruments

The Company has entered and may continue to enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market based on the difference between the forward rate and the exchange rate at the current period end. Unrealized gain (loss) on foreign currency forward contracts are recorded on the Company’s consolidated statements of assets and liabilities by counterparty on a net basis.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner as to qualify for the tax treatment available to RICs. As long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents an obligation of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2021 and 2020, the Company recorded a net expense on the consolidated statements of operations of zero and $12, respectively, for U.S. federal excise tax. As of March 31, 2021 and December 31, 2020, the Company recorded an accrual for U.S. federal excise taxes of $1 and $67, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For each of the three months ended March 31, 2021 and 2020, the Company recorded a net tax expense of zero on the consolidated statements of operations for these Taxable Subsidiaries. As of March 31, 2021 and December 31, 2020, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2021. The 2018 through 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2021, except as disclosed in Note 12.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.

 Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2021		December 31, 2020
Amortized Cost:
Senior secured loans	$213,704	95.9%	$177,053	93.1%
Unitranche secured loans	1,466	0.7	5,614	3.0
Junior secured loans	3,991	1.8	4,046	2.1
Equity securities	3,659	1.6	3,431	1.8
Total	$222,820	100.0%	$190,144	100.0%

	March 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$215,361	95.5%	$176,584	92.9%
Unitranche secured loans	1,469	0.7	5,677	3.0
Junior secured loans	4,381	1.9	4,334	2.3
Equity securities	4,323	1.9	3,541	1.8
Total	$225,534	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2021		December 31, 2020
Amortized Cost:
International	$20,648	9.3%	$12,176	6.3%
Midwest	45,740	20.5	31,172	16.4
Northeast	49,100	22.0	40,429	21.3
Southeast	31,383	14.1	38,547	20.3
Southwest	16,039	7.2	9,464	5.0
West	59,910	26.9	58,356	30.7
Total	$222,820	100.0%	$190,144	100.0%

	March 31, 2021		December 31, 2020
Fair Value:
International	$20,614	9.1%	$11,946	6.3%
Midwest	46,431	20.6	31,509	16.6
Northeast	49,465	21.9	40,109	21.1
Southeast	31,622	14.0	38,612	20.3
Southwest	15,927	7.1	8,920	4.7
West	61,475	27.3	59,040	31.0
Total	$225,534	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2021		December 31, 2020
Amortized Cost:
Aerospace & Defense	$7,638	3.4%	$4,702	2.5%
Automotive	6,496	2.9	3,933	2.1
Banking, Finance, Insurance & Real Estate	22,963	10.3	14,614	7.7
Beverage, Food & Tobacco	12,533	5.6	12,503	6.6
Capital Equipment	11,556	5.2	11,629	6.1
Construction & Building	3,429	1.6	3,434	1.8
Consumer Goods: Durable	—	—	3,787	2.0
Consumer Goods: Non-Durable	2,921	1.3	2,925	1.5
Containers, Packaging & Glass	2,037	0.9	1,957	1.0
Energy: Oil & Gas	5,669	2.5	3,408	1.8
Environmental Industries	998	0.5	1,000	0.5
Healthcare & Pharmaceuticals	25,910	11.6	22,424	11.8
High Tech Industries	46,715	21.0	29,929	15.7
Hotels, Gaming & Leisure	2,220	1.0	1,518	0.8
Media: Advertising, Printing & Publishing	14,723	6.6	15,010	7.9
Media: Broadcasting & Subscription	1,746	0.8	1,645	0.9
Media: Diversified & Production	2,974	1.3	2,972	1.6
Metals & Mining	853	0.4	846	0.4
Services: Business	17,145	7.7	18,361	9.6
Services: Consumer	11,776	5.3	15,048	7.9
Telecommunications	9,706	4.4	8,500	4.5
Transportation: Cargo	9,902	4.4	9,999	5.3
Wholesale	2,910	1.3	—	—
Total	$222,820	100.0%	$190,144	100.0%

	March 31, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$7,713	3.4%	$4,689	2.5%
Automotive	6,534	2.9	3,940	2.1
Banking, Finance, Insurance & Real Estate	22,849	10.1	14,762	7.8
Beverage, Food & Tobacco	12,422	5.5	12,452	6.6
Capital Equipment	11,899	5.3	11,777	6.2
Construction & Building	3,488	1.6	3,495	1.8
Consumer Goods: Durable	—	—	3,805	2.0
Consumer Goods: Non-Durable	2,996	1.3	2,925	1.5
Containers, Packaging & Glass	2,032	0.9	1,965	1.0
Energy: Oil & Gas	5,231	2.3	2,754	1.4
Environmental Industries	1,149	0.5	1,066	0.6
Healthcare & Pharmaceuticals	26,604	11.8	22,874	12.0
High Tech Industries	48,092	21.3	30,601	16.1
Hotels, Gaming & Leisure	2,273	1.0	1,518	0.8
Media: Advertising, Printing & Publishing	14,857	6.6	14,658	7.7
Media: Broadcasting & Subscription	1,750	0.8	1,672	0.9
Media: Diversified & Production	2,959	1.3	2,902	1.5
Metals & Mining	811	0.4	679	0.4
Services: Business	17,146	7.6	18,332	9.6
Services: Consumer	11,966	5.3	15,065	7.9
Telecommunications	9,563	4.2	8,325	4.4
Transportation: Cargo	10,271	4.6	9,880	5.2
Wholesale	2,929	1.3	—	—
Total	$225,534	100.0%	$190,136	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of March 31, 2021 and December 31, 2020, were categorized as Level 3 investments.

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

The Board determined, in good faith, the fair value of the Company’s investment portfolio at March 31, 2021 in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$215,361	$215,361
Unitranche secured loans	—	—	1,469	1,469
Junior secured loans	—	—	4,381	4,381
Equity securities	—	—	4,323	4,323
Total investments	$—	$—	$225,534	$225,534
Foreign currency forward contracts asset (liability)	$—	$13	$—	$13

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$176,584	$176,584
Unitranche secured loans	—	—	5,677	5,677
Junior secured loans	—	—	4,334	4,334
Equity securities	—	—	3,541	3,541
Total investments	$—	$—	$190,136	$190,136
Foreign currency forward contracts asset (liability)	$—	$(157)	$—	$(157)

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.11% to 16.00% at March 31, 2021 and 4.40% to 16.00% at December 31, 2020. The maturity dates on the loans outstanding at March 31, 2021 range between December 2021 and March 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2021 and 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136
Net realized gain (loss) on investments	43	—	—	—	43
Net change in unrealized gain (loss) on investments	2,126	(60)	102	554	2,722
Purchases of investments and other adjustments to cost (1)	51,077	99	11	228	51,415
Proceeds from principal payments and sales of investments (2)	(14,469)	(4,247)	(66)	—	(18,782)
Balance as of March 31, 2021	$215,361	$1,469	$4,381	$4,323	$225,534

		Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized gain (loss) on investments	(6,262)	(15)	26	(73)	(6,324)
Purchases of investments and other adjustments to cost (1)	57,779	—	3,863	886	62,528
Proceeds from principal payments and sales of investments (2)	(2,368)	(3)	—	—	(2,371)
Balance as of March 31, 2020	$148,483	$983	$3,889	$1,285	$154,640

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2021 and 2020, attributable to Level 3 investments still held at March 31, 2021 and 2020, was $2,893 and ($6,286), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2021 and 2020.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2021 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$115,624		Discounted cash flow	EBITDA multiples	9.4	x	5.3	x	20.0	x
				Market yields	8.4%		4.1%		17.6%
Senior secured loans	72,086		Discounted cash flow	Revenue multiples	7.0	x	0.5	x	12.3	x
				Market yields	8.2%		6.5%		13.2%
Unitranche secured loans	1,469		Discounted cash flow	Market yields	9.3%		9.3%		9.3%
Junior secured loans	3,934		Discounted cash flow	Market yields	9.8%		9.8%		9.8%
Equity securities	3,327		Enterprise value	EBITDA multiples	10.7	x	7.8	x	20.0	x
Equity securities	122		Option pricing model	Volatility	65.0%		65.0%		65.0%
Equity securities	79		Enterprise value	Revenue multiples	12.0	x	12.0	x	12.0	x
Total Level 3 Assets	$196,641	(1)

(1)	Excludes loans of $28,893 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of March 31, 2021 and December 31, 2020, the Company believes that the carrying value of its Credit Facility approximates fair value.

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

Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable quarterly in arrears. Base management fees for the three months ended March 31, 2021 and 2020 were $814 and $497, respectively. MC Advisors elected to voluntarily waive $814 and $260 of such base management fees for the three months ended March 31, 2021 and 2020, respectively. There is no guarantee that MC Advisors will waive base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2021	2020
Part one incentive fees (1)	$543	$241
Part two incentive fees (2)	418	(132)
Incentive fees, excluding the impact of the incentive fee waiver	961	109
Incentive fee waiver (3)	(543)	(241)
Total incentive fees, net of incentive fee waiver	$418	$(132)

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2021 and 2020, the Company incurred $280 and $248, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $111 and $82, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2021 and December 31, 2020, $111 and $91, respectively, of expenses were due to MC Management under the Administration Agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company has entered into a license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name or logo.

Note 6. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 557% and 333%, respectively.

The Company has a Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On January 15, 2021, the Company amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, the Company increased the size of the current commitments under the Credit Facility to $125,000 from $100,000.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2021 and December 31, 2020, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $190,686 and $164,328, respectively, and these investments are identified on the consolidated schedules of investments. As of March 31, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $42,300 and $58,900, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of March 31, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.5% and 3.5%, respectively.

The composition of the Company’s interest and other debt financing expenses and average outstanding balances were as follows:

	Three months ended March 31,
	2021	2020
Interest expense	$521	$401
Unused commitment fees	53	56
Amortization of deferred financing costs	125	88
Total interest and other debt financing expenses	$699	$545
Average debt outstanding	$59,564	$34,610

Note 7. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2021 and December 31, 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	65	4/19/2021	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	5/19/2021	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	63	6/17/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	65	7/19/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/18/2021	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	65	9/17/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	65	10/19/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	11/17/2021	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/17/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	66	1/18/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	2/17/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	61	3/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	4/19/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	5/18/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	66	6/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	66	7/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	8/17/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	9/19/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	10/19/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	63	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	11,000	12/19/2022	—	(249)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	173	4/20/2021	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	5/18/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	6/17/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	101	8/17/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	9/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	10/19/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	11/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	12/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	115	1/19/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	2/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	3/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	4/19/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	5/17/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	6/17/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/18/2022	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	8/16/2022	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	9/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	10/19/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	11/16/2022	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	101	12/16/2022	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	1/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	2/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	3/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	118	4/20/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	81	5/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	115	6/19/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	8/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	9/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	10/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	11/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	101	12/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	1/17/2024	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	101	2/16/2024	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	3/18/2024	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	10,746	3/18/2024	200	—	Unrealized gain on foreign currency forward contracts
Total				$293	$(280)

	As of December 31, 2020
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	65	1/19/2021	$—	$(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	2/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	3/18/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	4/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	5/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	6/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	7/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/18/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	9/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	10/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	11/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	1/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	2/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	61	3/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	4/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	5/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	6/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	7/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	8/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	9/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	10/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	11/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	11,000	12/19/2022	—	(137)	Unrealized loss on foreign currency forward contracts
Total				$—	$(157)

For the three months ended March 31, 2021 and 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $170 and zero, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($3) and zero, respectively.

Note 8. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three months ended March 31, 2021. There were no distributions declared during the three months ended March 31, 2020.

Date Declared	Record Date	Payment Date (1)	Amount Per Share (2)	Distribution Declared
Three months ended March 31, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
Total distributions declared			$0.20	$2,766

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
(2)	The payment amount approved by the Board was equal to the net investment income earned by the Company as determined in accordance with GAAP.

The following tables summarize the Company’s distributions reinvested during the three months ended March 31, 2021 and 2020, respectively:

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value

Three months ended March 31, 2021:
March 12, 2021	March 4, 2021	March 8, 2021	$9.94	77,598	$771
Total proceeds				77,598	$771

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value

Three months ended March 31, 2020:
March 17, 2020	December 13, 2019	December 20, 2019	$10.00	35,717	$357
Total proceeds				35,717	$357

Note 9. Stock Issuances

As of March 31, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following table summarizes the issuance of shares during the three months ended March 31, 2021:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
Total		5,301,797	$51,639

The following table summarizes the issuance of shares during the three months ended March 31, 2020:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
Total		2,036,841	$20,369

During the three months ended March 31, 2021 and 2020, the Company also issued 77,598 and 35,717 shares, with an aggregate value of $771 and $357, respectively, under the DRIP as disclosed in Note 8.

Note 10. Commitments and Contingencies

Commitments: As of March 31, 2021 and December 31, 2020, the Company had $28,763 and $29,547, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of March 31, 2021.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Per share data:
Net asset value at beginning of period	$9.94	$10.00
Net investment income (loss) (1)	0.22	0.20
Net gain (loss) (1)	0.19	(0.71)
Net increase (decrease) in net assets resulting from operations (1)	0.41	(0.51)
Stockholder distributions declared (2)	(0.20)	—
Other (3)	(0.09)	—
Net asset value at end of period	$10.06	$9.49
Net assets at end of period	$193,292	$84,911
Shares outstanding at end of period	19,206,910	8,947,090
Total return based on average net asset value (4)	3.71%	(5.93)%
Ratio/Supplemental data:
Ratio of total investment income to average net assets (5)	11.41%	14.08%
Ratio of expenses to average net assets without waivers (5)	5.01%	7.04%
Ratio of expenses to average net assets with waivers (5)	2.69%	5.36%
Ratio of net investment income (loss) to average net assets without waivers (5)	6.40%	7.04%
Ratio of net investment income (loss) to average net assets with waivers (5)	8.72%	8.71%
Portfolio turnover (6)	9.04%	1.86%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2021 and 2020, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(6)	Ratio is not annualized.

Note 12. Subsequent Events

The Company has evaluated subsequent events through May 12, 2021, the date on which the consolidated financial statements were issued.

On April 23, 2021, the Company increased the size of the current commitments under the Credit Facility to $150,000 from $125,000.

On May 6, 2021, the Board declared a distribution of $0.20 per share payable on May 13, 2021 to holders of record on May 6, 2021.

On May 6, 2021, the Board declared a distribution of $0.1334 per share payable on June 30, 2021 to holders of record on May 14, 2021.

On May 6, 2021, the Board declared a distribution of $0.0666 per share payable on June 30, 2021 to holders of record on June 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2021. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We currently qualify and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of March 31, 2021, our portfolio included approximately 95.5% senior secured loans, 0.7% unitranche secured loans, 1.9% junior secured loans and 1.9% equity securities, compared to December 31, 2020, when our portfolio included approximately 92.9% senior secured loans, 3.0% unitranche secured loans, 2.3% junior secured loans and 1.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
Total		5,301,797	$51,639

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

Portfolio and Investment Activity

During the three months ended March 31, 2021, we invested $40.9 million in 10 new portfolio companies, and $10.2 million in 15 existing portfolio companies, and had $18.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $32.3 million for the period.

During the three months ended March 31, 2020, we invested $55.2 million in 14 new portfolio companies, and $7.2 million in 17 existing portfolio companies, and had $2.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $60.0 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2021		December 31, 2020
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.7%	7.7%	7.7%	7.7%
Unitranche secured loans	9.0	9.0	7.3	7.4
Junior secured loans	9.7	9.7	9.7	9.7
Equity securities	8.4	8.4	8.3	8.3
Total	7.7%	7.7%	7.7%	7.7%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	March 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$215,361	95.5%	$176,584	92.9%
Unitranche secured loans	1,469	0.7	5,677	3.0
Junior secured loans	4,381	1.9	4,334	2.3
Equity securities	4,323	1.9	3,541	1.8
Total	$225,534	100.0%	$190,136	100.0%

Our portfolio composition and contractual and effective yield remained relatively consistent with December 31, 2020.

The following table shows our portfolio composition by industry (in thousands):

	March 31, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$7,713	3.4%	$4,689	2.5%
Automotive	6,534	2.9	3,940	2.1
Banking, Finance, Insurance & Real Estate	22,849	10.1	14,762	7.8
Beverage, Food & Tobacco	12,422	5.5	12,452	6.6
Capital Equipment	11,899	5.3	11,777	6.2
Construction & Building	3,488	1.6	3,495	1.8
Consumer Goods: Durable	—	—	3,805	2.0
Consumer Goods: Non-Durable	2,996	1.3	2,925	1.5
Containers, Packaging & Glass	2,032	0.9	1,965	1.0
Energy: Oil & Gas	5,231	2.3	2,754	1.4
Environmental Industries	1,149	0.5	1,066	0.6
Healthcare & Pharmaceuticals	26,604	11.8	22,874	12.0
High Tech Industries	48,092	21.3	30,601	16.1
Hotels, Gaming & Leisure	2,273	1.0	1,518	0.8
Media: Advertising, Printing & Publishing	14,857	6.6	14,658	7.7
Media: Broadcasting & Subscription	1,750	0.8	1,672	0.9
Media: Diversified & Production	2,959	1.3	2,902	1.5
Metals & Mining	811	0.4	679	0.4
Services: Business	17,146	7.6	18,332	9.6
Services: Consumer	11,966	5.3	15,065	7.9
Telecommunications	9,563	4.2	8,325	4.4
Transportation: Cargo	10,271	4.6	9,880	5.2
Wholesale	2,929	1.3	—	—
Total	$225,534	100.0%	$190,136	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	214,792	95.2
3	10,346	4.6
4	396	0.2
5	—	—
Total	$225,534	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	177,595	93.4
3	12,307	6.5
4	234	0.1
5	—	—
Total	$190,136	100.0%

As of March 31, 2021, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.4 million in fair value, or 0.2% of our total investments at fair value. As of December 31, 2020, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.2 million in fair value, or 0.1% of our total investments at fair value.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Total investment income	$4,655	$2,689
Total expenses, net of fee waivers	1,412	913
Net investment income before income taxes	3,243	1,776
Income taxes, including excise taxes	—	12
Net investment income	3,243	1,764
Net realized gain (loss) on investments	43	—
Net realized gain (loss) on foreign currency forward contracts	(3)	—
Net realized gain (loss) on foreign currency and other transactions	(40)	—
Net realized gain (loss)	—	—
Net change in unrealized gain (loss) on investments	2,722	(6,324)
Net change in unrealized gain (loss) on foreign currency forward contracts	170	—
Net change in unrealized gain (loss)	2,892	(6,324)
Net increase (decrease) in net assets resulting from operations	$6,135	$(4,560)

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest income	$3,813	$2,470
PIK interest income	176	29
Dividend income (1)	21	10
Fee income	278	—
Prepayment gain (loss)	178	55
Accretion of discounts and amortization of premium	189	125
Total investment income	$4,655	$2,689

(1)	Includes PIK dividends of $21 and $10, respectively.

The increase in investment income of $2.0 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily due to growth of the size of our investment portfolio and an increase in fee income and prepayment gain.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest and other debt financing expenses	$699	$545
Base management fees, net of base management fee waiver (1)	—	237
Incentive fees, net of incentive fee waiver (2)	418	(132)
Professional fees	89	82
Administrative service fees	111	82
General and administrative expenses	80	84
Directors’ fees	15	15
Expenses, net of fee waivers	$1,412	$913

(1)	Base management fees for the three months ended March 31, 2021 and 2020 were $814 and $497, respectively. MC Advisors elected to voluntarily waive $814 and $260 of such base management fees for the three months ended March 31, 2021 and 2020, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three months ended March 31, 2021 were $961, comprised of part one incentive fees of $543 and part two capital gains incentive fees of $418. MC Advisors elected to voluntarily waive the part one incentive fees of $543 during the three months ended March 31, 2021. Incentive fees for the three months ended March 31, 2020 were $109, comprised of part one incentive fees of $241 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $241 during the three months ended March 31, 2020. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

The composition of our interest and other debt financing expenses and average outstanding balances were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest expense	$521	$401
Unused commitment fees	53	56
Amortization of deferred financing costs	125	88
Total interest and other debt financing expenses	$699	$545
Average debt outstanding	$59,564	$34,610

The increase in total expenses of $0.5 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily the result of an increase in incentive fees, net of wavier and interest expense, partially offset by a decrease in base management fees, net of waiver.

Income Taxes, Including Excise Taxes

We have elected to be treated, currently qualify, and intend to qualify annually as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2021 and 2020, we recorded a net expense on the consolidated statements of operations of zero and $12 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2021 and 2020, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2021 and 2020, we had sales of investments of $3.6 million and zero, respectively, resulting in $43 thousand and zero of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2021 and 2020, we had ($3) thousand and zero of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2021 and 2020, we had ($40) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2021 and 2020, our investments had $2.7 million and ($6.3) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period.

We estimate approximately $3.2 million of the net unrealized gain on investments during the three months ended March 31, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. These increases in value were offset by ($0.5) million in net unrealized losses attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. The fair value of our portfolio investments may be further negatively impacted after March 31, 2021 by circumstances and events that are not yet known.

We estimate approximately $4.0 million of the net unrealized loss on investments during the three months ended March 31, 2020 was attributable to broad market movements and widening of credit spreads in the loan markets as loan market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. Additionally, we estimate the remaining approximately $2.3 million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance.

For the three months ended March 31, 2021 and 2020, our foreign currency forward contracts had $0.2 million and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $6.1 million and ($4.6) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $0.41 and ($0.51), respectively. The $10.7 million increase during the three months ended March 31, 2021, as compared to March 31, 2020, is primarily the result of an increase in mark-to-market gains on investments in the portfolio during the three months ended March 31, 2021, as during the three months ended March 31, 2020, investment in the portfolio experienced significant net unrealized mark-to-market losses primarily as a result of market volatility and deterioration of fundamental performance on certain portfolio companies related to the COVID-19 pandemic.

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

As of March 31, 2021, we had $3.5 million in cash, $12.4 million in restricted cash at the SPV, and $42.3 million debt outstanding on our revolving credit facility. We had $82.7 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, our asset coverage ratio based on aggregate borrowings outstanding was 557% and 333%, respectively.

Cash Flows

For the three months ended March 31, 2021 and 2020, we experienced a net increase in cash and restricted cash of $9.8 million and $1.4 million, respectively. For the three months ended March 31, 2021, operating activities used $22.9 million of cash, primarily as a result of purchases of portfolio investments, partially offset by principal payments and sale of portfolio investments. For the three months ended March 31, 2020, operating activities used $58.8 million of cash, primarily as a result of purchases of portfolio investments. For the three months ended March 31, 2021, we generated $32.7 million from financing activities, primarily as a result of proceeds from the issuance of common stock, partially offset by net repayments on our revolving credit facility. For the three months ended March 31, 2020, we generated $60.1 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of March 31, 2021 and December 31, 2020, we had 19,206,910 and 13,827,515 shares outstanding, respectively.

Borrowings

We have a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. On January 15, 2021, we amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, we increased the size of the current commitments under the Credit Facility to $125.0 million from $100.0 million.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2021 and December 31, 2020, the fair value of our investments held in the SPV as collateral for the Credit Facility was $190.7 million and $164.3 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of March 31, 2021 and December 31, 2020, we had outstanding borrowings under the Credit Facility of $42.3 million and $58.9 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of March 31, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.5% and 3.5%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three months ended March 31, 2021 and 2020 totaled $2.8 million ($0.20 per share) and zero, respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, totaling $28.8 million and $29.5 million, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Competition from Other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there has been a significant amount of capital raised over the past several years dedicated to middle market lending, that has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which in turn could result in lower yields and weaker financial covenants for new assets.

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

Recent Developments

On April 23, 2021, we increased the size of the current commitments under the Credit Facility to $150.0 million from $125.0 million.

On May 6, 2021, our Board declared a distribution of $0.20 per share payable on May 13, 2021 to holders of record on May 6, 2021.

On May 6, 2021, our Board declared a distribution of $0.1334 per share payable on June 30, 2021 to holders of record on May 14, 2021.

On May 6, 2021, our Board declared a distribution of $0.0666 per share payable on June 30, 2021 to holders of record on June 1, 2021.

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

As of March 31, 2021, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the three months ended March 31, 2021, we accrued capital gains incentive fees of $418 thousand based on the performance of our portfolio, $9 thousand of which was payable to MC Advisors as a result of realized gains. The remaining $409 thousand was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the three months ended March 31, 2020, we reversed $132 thousand of previously accrued capital gains incentive fees based on the performance of our portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA's proposed new powers that the UK government is legislating to grant to them. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. The COVID-19 pandemic may also adversely impact the timing of many firms’ LIBOR transition planning. We continue to assess the potential impact of the COVID-19 pandemic on our LIBOR transition plans.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(20)	$—	$(20)
Up 100 basis points	381	259	122
Up 200 basis points	2,370	682	1,688
Up 300 basis points	4,465	1,105	3,360

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

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of March 31, 2021, we had foreign currency forward contracts in place for CAD 12.4 million and AUD 14.5 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2021, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of March 31, 2021 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of March 31, 2021 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after March 31, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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
62

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors that are calculated based on LIBOR. Amounts drawn under our revolving credit facility also currently bear interest at LIBOR plus a margin.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA's proposed new powers that the UK government is legislating to grant to them.

63

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, we may need to renegotiate our revolving credit facility and the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2021, we issued 5,301,797 shares of our common stock, par value $0.001 per share, at a price of $9.74 per share for proceeds of $51,639,500.

The sale of shares of our common stock was made pursuant to subscription agreements entered into by us, on the one hand, and each of our investors, on the other hand. The issuance and sale of the shares of our common stock are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

Except as previously reported by us in this Item 2 or on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

64

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

10.1	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(3)

10.2	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(3)

10.3	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on January 21, 2021.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 27, 2021.
65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2021	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: May 12, 2021	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation
66