Form 10-Q
period 2021-06-30
Monroe Capital Income Plus Corp
filed 2021-08-11
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 22,212,270 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $341,155 and $190,144, respectively)	$346,226	$190,136
Cash	14,387	2,443
Restricted cash	8,613	3,677
Interest receivable	1,610	899
Other assets	574	191
Total assets	371,410	197,346

LIABILITIES
Debt:
Revolving credit facility	148,100	58,900
Less: Unamortized deferred financing costs	(1,405)	(939)
Total debt, less unamortized deferred financing costs	146,695	57,961
Interest payable	733	426
Unrealized loss on foreign currency forward contracts	31	157
Management fees payable	537	93
Incentive fees payable	1,181	—
Accounts payable and accrued expenses	1,459	1,196
Total liabilities	150,636	59,833
Net assets	$220,774	$137,513

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 22,212 and 13,828 shares issued and outstanding, respectively	$22	$14
Capital in excess of par value	217,714	135,636
Accumulated undistributed (overdistributed) earnings	3,038	1,863
Total net assets	$220,774	$137,513

Net asset value per share	$9.94	$9.94

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment income:
Interest and dividend income	$6,006	$3,250	$10,661	$5,939
Total investment income	6,006	3,250	10,661	5,939

Operating expenses:
Interest and other debt financing expenses	914	621	1,613	1,166
Base management fees	1,148	602	1,962	1,099
Incentive fees	1,373	314	2,334	423
Professional fees	175	99	264	181
Administrative service fees	128	78	239	160
General and administrative expenses	113	55	193	139
Directors' fees	15	15	30	30
Expenses before fee waivers	3,866	1,784	6,635	3,198
Base management fee waiver	(611)	(336)	(1,425)	(596)
Incentive fee waiver	(610)	(314)	(1,153)	(555)
Total expenses, net of fee waivers	2,645	1,134	4,057	2,047
Net investment income before income taxes	3,361	2,116	6,604	3,892
Income taxes, including excise taxes	7	—	7	12
Net investment income	3,354	2,116	6,597	3,880

Net gain (loss):
Net realized gain (loss):
Investments	29	—	72	—
Foreign currency forward contracts	—	—	(3)	—
Foreign currency and other transactions	(1)	—	(41)	—
Net realized gain (loss)	28	—	28	—

Net change in unrealized gain (loss):
Investments	2,357	2,134	5,079	(4,190)
Foreign currency forward contracts	(44)	—	126	—
Net change in unrealized gain (loss)	2,313	2,134	5,205	(4,190)

Net gain (loss)	2,341	2,134	5,233	(4,190)

Net increase (decrease) in net assets resulting from operations	$5,695	$4,250	$11,830	$(310)

Per common share data:
Net investment income per share - basic and diluted	$0.16	$0.22	$0.37	$0.42
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.28	$0.44	$0.67	$(0.03)
Weighted average common shares outstanding - basic and diluted	20,589	9,770	17,704	9,321

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at March 31, 2020	8,947	$9	$89,442	$(4,540)	$84,911
Net investment income	—	—	—	2,116	2,116
Net change in unrealized gain (loss)	—	—	—	2,134	2,134
Issuance of common stock	1,581	2	14,684	—	14,686
Distributions declared to stockholders	—	—	—	(1,764)	(1,764)
Stock issued in connection with dividend reinvestment plan	53	—	507	—	507
Balances at June 30, 2020	10,581	$11	$104,633	$(2,054)	$102,590

Balances at March 31, 2021	19,207	$19	$188,041	$5,232	$193,292
Net investment income	—	—	—	3,354	3,354
Net realized gain (loss)	—	—	—	28	28
Net change in unrealized gain (loss)	—	—	—	2,313	2,313
Issuance of common stock	2,792	3	27,534	—	27,537
Distributions declared to stockholders	—	—	—	(7,889)	(7,889)
Stock issued in connection with dividend reinvestment plan	213	—	2,139	—	2,139
Balances at June 30, 2021	22,212	$22	$217,714	$3,038	$220,774

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745
Net investment income	—	—	—	3,880	3,880
Net change in unrealized gain (loss)	—	—	—	(4,190)	(4,190)
Issuance of common stock	3,617	4	35,051	—	35,055
Distributions declared to stockholders	—	—	—	(1,764)	(1,764)
Stock issued in connection with dividend reinvestment plan	89	—	864	—	864
Balances at June 30, 2020	10,581	$11	$104,633	$(2,054)	$102,590

Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513
Net investment income	—	—	—	6,597	6,597
Net realized gain (loss)	—	—	—	28	28
Net change in unrealized gain (loss)	—	—	—	5,205	5,205
Issuance of common stock	8,094	8	79,168	—	79,176
Distributions declared to stockholders	—	—	—	(10,655)	(10,655)
Stock issued in connection with dividend reinvestment plan	290	—	2,910	—	2,910
Balances at June 30, 2021	22,212	$22	$217,714	$3,038	$220,774

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,830	$(310)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(72)	—
Net realized (gain) loss on foreign currency forward contracts	3	—
Net realized (gain) loss on foreign currency and other transactions	41	—
Net change in unrealized (gain) loss on investments	(5,079)	4,190
Net change in unrealized (gain) loss on foreign currency forward contracts	(126)	—
Payment-in-kind interest income	(356)	(83)
Net accretion of discounts and amortization of premiums	(388)	(274)
Purchases of investments	(184,616)	(63,141)
Proceeds from principal payments and sale of investments and settlement of forward contracts	34,418	4,521
Amortization of deferred financing costs	284	137
Changes in operating assets and liabilities:
Interest receivable	(711)	(276)
Due from affiliates	—	14
Other assets	(383)	(71)
Interest payable	307	268
Payable for unsettled trades	—	(828)
Management fees payable	444	(36)
Incentive fees payable	1,181	(132)
Accounts payable and accrued expenses	263	110
Net cash provided by (used in) operating activities	(142,960)	(55,911)

Cash flows from financing activities:
Borrowings on revolving credit facility	207,200	62,300
Repayments of revolving credit facility	(118,000)	(36,800)
Payments of deferred financing costs	(750)	(880)
Proceeds from issuance of common shares	79,176	35,055
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $2,910 and $864, respectively	(7,745)	(2,287)
Net cash provided by (used in) financing activities	159,881	57,388

Net increase (decrease) in Cash and Restricted cash	16,921	1,477
Effect of foreign currency exchange rates	(41)	—
Cash and Restricted cash, beginning of period	6,120	4,064
Cash and Restricted cash, end of period	$23,000	$5,541

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,022	$761
Cash paid for income taxes, including excise taxes, during the period	$66	$25

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2021	December 31, 2020
Cash	$14,387	$2,443
Restricted cash	8,613	3,677
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$23,000	$6,120

	June 30, 2020	December 31, 2019
Cash	$2,332	$2,223
Restricted cash	3,209	1,841
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$5,541	$4,064

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Investments:
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (g)	L+4.25%	4.35%	5/2/2019	5/8/2026	1,666	$1,660	$1,646	0.7%
IMIA Holdings, Inc. (g)	L+6.00%	7.00%	4/9/2021	4/9/2027	4,646	4,556	4,646	2.1%
IMIA Holdings, Inc.(Revolver) (h)	L+6.00%	7.00%	4/9/2021	4/9/2027	342	—	—	0.0%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.00%	7/25/2019	7/25/2025	1,965	1,936	1,964	0.9%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.00%	12/24/2019	7/25/2025	1,026	1,010	1,025	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.00%	2/17/2021	7/25/2025	1,773	1,748	1,773	0.8%
SI Holdings, Inc. (Integrated Polymer Solutions) (g)	L+6.00%	7.00%	6/15/2021	7/25/2025	1,040	1,019	1,039	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (h)	L+6.00%	7.00%	7/25/2019	7/25/2024	316	79	79	0.0%
					12,774	12,008	12,172	5.5%
Automotive
Born To Run, LLC (g)	L+6.00%	7.00%	4/1/2021	4/1/2027	9,000	8,826	9,051	4.1%
Born To Run, LLC (Delayed Draw) (h) (i)	L+6.00%	7.00%	4/1/2021	4/1/2027	1,463	—	—	0.0%
Truck-Lite Co., LLC (g)	L+6.25%	7.25%	3/11/2020	12/14/2026	3,435	3,406	3,433	1.6%
Truck-Lite Co., LLC (g)	L+6.25%	7.25%	3/11/2020	12/14/2026	509	509	509	0.2%
					14,407	12,741	12,993	5.9%
Banking, Finance, Insurance & Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (g) (h) (i) (j)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	849	849	0.4%
Avison Young (USA), Inc. (g) (j) (k)	L+6.00%	6.15%	4/26/2019	1/30/2026	1,955	1,941	1,935	0.9%
InsideRE Holdings, LLC and InsideRE, LLC (g)	L+5.50%	6.50%	9/9/2019	9/9/2024	2,865	2,827	2,865	1.3%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (h)	L+5.50%	6.50%	9/9/2019	9/9/2024	429	—	—	0.0%
J2 BWA Funding, LLC (Delayed Draw) (h) (i) (j)	n/a	9.00%	12/24/2020	12/24/2026	2,850	277	277	0.1%
NCBP Property, LLC (j)	L+9.50%	10.50%	12/18/2020	12/16/2022	2,500	2,482	2,495	1.1%
Oceana Australian Fixed Income Trust (j) (k) (l)	n/a	10.75%	6/29/2021	6/29/2026	3,394	3,400	3,394	1.5%
Oceana Australian Fixed Income Trust (j) (k) (l)	n/a	11.50%	2/25/2021	2/25/2026	8,057	8,460	8,057	3.6%
StarCompliance MidCo, LLC (g)	L+6.75%	7.75%	1/12/2021	1/11/2027	3,000	2,945	2,996	1.4%
StarCompliance MidCo, LLC (Revolver) (h)	L+6.75%	7.75%	1/12/2021	1/11/2027	484	—	—	0.0%
US Claims Litigation Funding, LLC (Revolver) (h) (j)	L+8.75%	9.75%	11/30/2020	11/29/2024	1,500	980	998	0.5%
W3 Monroe RE Debt LLC (j)	n/a	10.00% PIK	2/5/2021	2/4/2028	1,675	1,675	1,675	0.8%
					29,709	25,836	25,541	11.6%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (g)	L+5.50%	6.50%	10/18/2019	10/18/2024	5,895	5,814	5,780	2.6%
Huff Hispanic Food Holdings, LLC	L+5.50%	6.50%	10/18/2019	10/18/2024	333	333	327	0.1%
Huff Hispanic Food Holdings, LLC (Revolver) (h)	L+5.50%	6.50%	10/18/2019	10/18/2024	1,286	643	630	0.3%
LVF Holdings, Inc. (g)	L+6.25%	7.25%	6/10/2021	6/10/2027	3,500	3,430	3,430	1.6%
LVF Holdings, Inc. (Delayed Draw) (h) (i)	L+6.25%	7.25%	6/10/2021	6/10/2027	3,350	—	—	0.0%
LVF Holdings, Inc. (Delayed Draw) (h) (i)	L+6.25%	7.25%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (h)	L+6.25%	7.25%	6/10/2021	6/10/2027	554	22	22	0.0%
LX/JT Intermediate Holdings, Inc. (g)	L+6.00%	7.50%	3/11/2020	3/11/2025	5,732	5,644	5,672	2.6%
LX/JT Intermediate Holdings, Inc. (Revolver) (h)	L+6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					21,952	15,886	15,861	7.2%
Capital Equipment
MCP Shaw Acquisitionco, LLC (g)	L+6.50%	7.50%	2/28/2020	11/28/2025	7,899	7,776	7,879	3.6%
MCP Shaw Acquisitionco, LLC (Revolver) (h)	L+6.50%	7.50%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					9,326	7,776	7,879	3.6%
Construction & Building
TCFIII Owl Buyer LLC (g)	L+6.00%	7.00%	4/19/2021	4/17/2026	4,500	4,424	4,500	2.0%
TCFIII Owl Buyer LLC (Delayed Draw) (h) (i)	L+6.00%	7.00%	4/19/2021	4/17/2026	5,488	4,130	4,130	1.9%
Premier Roofing, LLC (g)	L+6.50%	7.50%	8/31/2020	8/29/2025	3,483	3,424	3,481	1.6%
Premier Roofing, LLC (Revolver) (h)	L+6.50%	7.50%	8/31/2020	8/29/2025	1,199	479	479	0.2%
					14,670	12,457	12,590	5.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (g)	L+5.75%	6.75%		5/18/2021	5/18/2026	14,000	$13,725	$13,972	6.2%
Arizona Natural Resources, LLC (Revolver) (h)	L+5.75%	6.75%		5/18/2021	5/18/2026	1,111	—	—	0.0%
The Kyjen Company, LLC (g)	L+6.50%	7.50%		5/14/2021	4/3/2026	2,993	2,963	2,988	1.4%
The Kyjen Company, LLC (Revolver) (h)	L+6.50%	7.50%		5/14/2021	4/3/2026	315	129	129	0.1%
Thrasio, LLC (g)	L+7.00%	8.00%		12/18/2020	12/18/2026	2,985	2,916	3,030	1.4%
Thrasio, LLC (Delayed Draw) (h) (i)	L+7.00%	8.00%		12/18/2020	12/18/2026	1,980	600	609	0.3%
						23,384	20,333	20,728	9.4%
Containers, Packaging & Glass
Polychem Acquisition, LLC (g)	L+5.00%	5.50%		4/8/2019	3/17/2025	1,955	1,949	1,955	0.9%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company (Delayed Draw) (h) (i)	L+7.75%	5.75% Cash/ 3.00% PIK		10/16/2020	12/30/2021	165	83	76	0.0%
						2,120	2,032	2,031	0.9%
Energy: Oil & Gas
Fieldwood Energy, LLC (g)	P+4.25%	7.50	%(m)	1/11/2020	4/11/2022	1,000	901	540	0.3%
Liquid Tech Solutions Holdings, LLC (g)	L+4.75%	5.50%		3/17/2021	3/17/2028	2,283	2,272	2,283	1.0%
Par Petroleum, LLC (g)	L+6.75%	6.94%		1/27/2020	1/12/2026	934	940	931	0.4%
						4,217	4,113	3,754	1.7%
Environmental Industries
Quest Resource Management Group, LLC (g)	L+7.50%	8.75%		10/19/2020	10/20/2025	995	929	1,030	0.5%
Quest Resource Management Group, LLC (Delayed Draw) (h) (i)	L+7.50%	8.75%		10/19/2020	10/20/2025	1,087	—	—	0.0%
						2,082	929	1,030	0.5%
Healthcare & Pharmaceuticals
Apotheco, LLC (g)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	1,797	1,776	1,675	0.8%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024	470	470	439	0.2%
Appriss Health, LLC (g)	L+7.25%	8.25%		5/6/2021	5/6/2027	6,500	6,372	6,487	2.9%
Appriss Health, LLC (Revolver) (h)	L+7.25%	8.25%		5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (g)	L+5.50%	6.50%		2/5/2020	2/5/2025	2,295	2,261	2,318	1.0%
Ascent Midco, LLC (Delayed Draw) (h) (i)	L+5.50%	6.50%		2/5/2020	2/5/2025	1,014	—	—	0.0%
Ascent Midco, LLC (Revolver) (h)	L+5.50%	6.50%		2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (g)	L+7.00%	8.00%		2/12/2021	2/12/2026	2,863	2,809	2,874	1.3%
Brickell Bay Acquisition Corp. (Delayed Draw) (h) (i)	L+7.00%	8.00%		2/12/2021	2/12/2026	573	—	—	0.0%
Caravel Autism Health, LLC (g)	L+5.75%	6.75%		6/30/2021	6/30/2027	8,000	7,840	7,840	3.5%
Caravel Autism Health, LLC (Delayed Draw) (h) (i)	L+5.75%	6.75%		6/30/2021	6/30/2027	6,000	—	—	0.0%
Caravel Autism Health, LLC (Revolver) (h)	L+5.75%	6.75%		6/30/2021	6/30/2027	2,000	—	—	0.0%
Dorado Acquisition, Inc. (g)	L+6.75%	7.75%		6/30/2021	6/30/2026	14,000	13,720	13,720	6.2%
Dorado Acquisition, Inc. (Delayed Draw) (h) (i)	L+6.75%	7.75%		6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (h)	L+6.75%	7.75%		6/30/2021	6/30/2026	1,670	—	—	0.0%
INH Buyer, Inc. (g)	L+6.00%	7.00%		6/30/2021	6/28/2028	4,911	4,862	4,862	2.2%
QF Holdings, Inc. (g)	L+6.50%	7.50%		9/19/2019	9/19/2024	4,550	4,488	4,561	2.1%
QF Holdings, Inc. (g)	L+6.50%	7.50%		9/19/2019	9/19/2024	910	910	912	0.4%
QF Holdings, Inc. (Delayed Draw) (h) (i)	L+7.50%	8.50%		8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (h)	L+7.00%	8.00%		9/19/2019	9/19/2024	546	—	—	0.0%
Seran BioScience, LLC (g)	L+6.25%	7.25%		12/31/2020	12/31/2025	1,995	1,959	1,993	0.9%
Seran BioScience, LLC (Revolver) (h)	L+6.25%	7.25%		12/31/2020	12/31/2025	356	—	—	0.0%
WebPT, Inc. (g)	L+6.75%	7.75%		8/28/2019	8/28/2024	5,000	4,933	5,000	2.3%
WebPT, Inc. (Delayed Draw) (h) (i)	L+6.75%	7.75%		8/28/2019	8/28/2024	625	—	—	0.0%
WebPT, Inc. (Revolver) (h)	L+6.75%	7.75%		8/28/2019	8/28/2024	521	156	156	0.1%
						68,948	52,556	52,837	23.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
High Tech Industries
Acquia, Inc. (g)	L+7.00%	8.00%	11/1/2019	10/31/2025	5,429	$5,347	$5,511	2.5%
Acquia, Inc. (Revolver) (h)	L+7.00%	8.00%	11/1/2019	10/31/2025	588	47	47	0.0%
Arcstor Midco, LLC (g)	L+7.00%	8.00%	3/16/2021	3/16/2027	11,970	11,739	12,048	5.5%
Instructure, Inc. (g)	L+5.50%	6.50%	3/24/2020	3/24/2026	8,384	8,303	8,418	3.8%
Instructure, Inc. (g)	L+5.50%	6.50%	12/22/2020	3/24/2026	763	739	766	0.4%
Instructure, Inc. (Revolver) (h)	L+7.00%	8.00%	3/24/2020	3/24/2026	697	—	—	0.0%
MarkLogic Corporation (g)	L+6.00%	7.00%	10/20/2020	10/20/2025	5,224	5,110	5,328	2.4%
MarkLogic Corporation (Revolver) (h)	L+6.00%	7.00%	10/20/2020	10/20/2025	404	—	—	0.0%
Mindbody, Inc. (g)	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025	1,839	1,815	1,808	0.8%
Mindbody, Inc. (Revolver) (h)	L+8.00%	9.00%	2/15/2019	2/14/2025	190	—	—	0.0%
Mockingbird Acquisitionco, Inc. (g)	L+6.00%	7.00%	10/1/2020	10/1/2025	3,840	3,772	3,839	1.7%
Mockingbird Acquisitionco, Inc. (Revolver) (h)	L+6.00%	7.00%	10/1/2020	10/1/2025	600	—	—	0.0%
Paysimple, Inc. (g)	L+5.50%	5.61%	4/13/2021	8/22/2025	1,496	1,496	1,489	0.7%
Recorded Future, Inc. (g)	L+6.00%	7.00%	7/3/2019	7/3/2025	3,667	3,615	3,703	1.7%
Recorded Future, Inc. (g)	L+6.00%	7.00%	3/26/2021	7/3/2025	5,893	5,822	6,011	2.7%
Recorded Future, Inc. (Revolver) (h)	L+6.00%	7.00%	7/3/2019	7/3/2025	440	—	—	0.0%
Securly, Inc. (g)	L+7.00%	8.00%	4/22/2021	4/22/2027	8,400	8,236	8,400	3.8%
Securly, Inc. (Delayed Draw) (h) (i)	L+7.00%	8.00%	4/22/2021	4/22/2027	1,938	—	—	0.0%
Securly, Inc. (Revolver) (h)	L+7.00%	8.00%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings, Inc. (g)	L+4.75%	4.85%	4/18/2019	4/30/2026	737	728	733	0.3%
					63,468	56,769	58,101	26.3%
Hotels, Gaming & Leisure
Equine Network, LLC (g)	L+8.00%	9.00%	12/31/2020	12/31/2025	1,496	1,466	1,506	0.7%
Equine Network, LLC (g)	L+8.00%	9.00%	1/29/2021	12/31/2025	679	666	683	0.3%
Equine Network, LLC (Delayed Draw) (h) (i)	L+8.00%	9.00%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (h)	L+8.00%	9.00%	12/31/2020	12/31/2025	146	—	—	0.0%
					2,687	2,132	2,189	1.0%
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (g)	L+5.00%	5.20%	5/9/2019	5/21/2026	2,170	2,151	2,170	1.0%
North Haven USHC Acquisition, Inc. (g)	L+6.00%	7.00%	10/30/2020	10/30/2025	2,488	2,443	2,512	1.1%
North Haven USHC Acquisition, Inc. (Delayed Draw) (h) (i)	P+5.00%	8.25%	3/12/2021	10/30/2025	721	206	208	0.1%
North Haven USHC Acquisition, Inc. (Revolver) (h)	L+6.00%	7.00%	10/30/2020	10/30/2025	240	—	—	0.0%
NTM Acquisition Corp. (g)	L+7.25%	7.25% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,693	4,685	4,576	2.1%
Relevate Health Group, LLC (g)	L+6.25%	7.25%	11/20/2020	11/20/2025	1,995	1,960	2,035	0.9%
Relevate Health Group, LLC (Delayed Draw) (h) (i)	L+6.25%	7.25%	11/20/2020	11/20/2025	1,050	893	910	0.4%
Relevate Health Group, LLC (Revolver) (h)	L+6.25%	7.25%	11/20/2020	11/20/2025	421	—	—	0.0%
XanEdu Publishing, Inc. (g)	L+6.50%	7.50%	1/28/2020	1/28/2025	2,469	2,432	2,477	1.1%
XanEdu Publishing, Inc. (Revolver) (h)	L+6.50%	7.50%	1/28/2020	1/28/2025	651	—	—	0.0%
					16,898	14,770	14,888	6.7%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,099	1,095	1,099	0.5%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	211	211	211	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	345	345	345	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	130	130	130	0.1%
					1,785	1,781	1,785	0.8%
Media: Diversified & Production
Crownpeak Technology, Inc. (g)	L+6.25%	7.25%	2/28/2019	2/28/2024	1,000	989	1,000	0.4%
Crownpeak Technology, Inc. (g)	L+6.25%	7.25%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	7.25%	2/28/2019	2/28/2024	42	—	—	0.0%
EveryAction, Inc. (g)	L+7.00%	8.00%	4/30/2021	4/30/2027	15,587	15,290	15,587	7.1%
EveryAction, Inc. (Revolver) (h)	L+7.00%	8.00%	4/30/2021	4/30/2027	952	—	—	0.0%
Streamland Media MidCo, LLC (g)	L+8.25%	7.75% Cash/ 1.50% PIK	8/26/2019	8/31/2023	1,998	1,974	1,978	0.9%
					19,594	18,268	18,580	8.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate	Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Metals & Mining
Alpha Metallurgical Resources, Inc. (fka Contura Energy, Inc.) (g)	L+8.00%	10.00%	1/15/2020	6/14/2024	985	$859	$874	0.4%
					985	859	874	0.4%
Services: Business
Aras Corporation (g)	L+7.00%	8.00%	4/13/2021	4/13/2027	3,250	3,187	3,289	1.5%
Aras Corporation (Delayed Draw) (h) (i)	L+7.00%	8.00%	4/13/2021	4/13/2027	433	—	—	0.0%
Aras Corporation (Revolver) (h)	L+7.00%	8.00%	4/13/2021	4/13/2027	325	—	—	0.0%
Argano, LLC (Delayed Draw) (g) (h) (i)	L+5.50%	6.50%	6/10/2021	6/10/2026	9,100	6,427	6,474	2.9%
Argano, LLC (Delayed Draw) (h) (i)	L+5.50%	6.50%	6/10/2021	6/10/2026	4,009	—	—	0.0%
Argano, LLC (Revolver) (h)	L+5.50%	6.50%	6/10/2021	6/10/2026	965	—	—	0.0%
Certify, Inc. (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,000	991	1,000	0.5%
Certify, Inc. (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	136	136	136	0.1%
Certify, Inc. (Revolver) (h)	L+5.75%	6.75%	2/28/2019	2/28/2024	46	11	11	0.0%
Governmentjobs.com, Inc. (g)	L+6.50%	7.50%	2/5/2020	2/5/2026	7,000	6,890	6,937	3.2%
Governmentjobs.com, Inc. (Revolver) (h)	L+6.50%	7.50%	2/5/2020	2/5/2026	933	70	69	0.0%
Guidehouse LLP (g)	L+4.00%	4.10%	3/23/2021	5/1/2025	1,197	1,198	1,198	0.5%
HS4 Acquistionco, Inc. (g)	L+6.75%	7.75%	7/9/2019	7/9/2025	4,000	3,942	3,960	1.8%
HS4 Acquistionco, Inc. (Revolver) (h)	L+6.75%	7.75%	7/9/2019	7/9/2025	325	—	—	0.0%
Kaseya, Inc. (n)	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	2,886	2,847	2,900	1.3%
Kaseya, Inc. (g)	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	306	306	307	0.1%
Kaseya, Inc. (Delayed Draw) (h) (i)	L+7.00%	5.00% Cash/ 3.00% PIK	3/4/2020	3/4/2022	275	110	111	0.1%
Kaseya, Inc. (Revolver) (h)	L+6.50%	7.50%	5/3/2019	5/2/2025	211	103	103	0.0%
Relativity ODA LLC (g)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	4,535	4,424	4,517	2.0%
Relativity ODA LLC (Revolver) (h)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Skillsoft Corp. (fka Software Luxembourg Acquisition S.A.R.L) (g) (j)	L+7.50%	8.50%	8/3/2020	12/27/2024	384	373	385	0.2%
					41,766	31,015	31,397	14.2%
Services: Consumer
Express Wash Acquisition Company, LLC (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	3,605	3,547	3,587	1.6%
Express Wash Acquisition Company, LLC (Revolver) (h)	L+6.50%	7.50%	12/28/2020	12/26/2025	1,120	—	—	0.0%
IDIG Parent, LLC (g)	L+6.50%	7.50%	12/15/2020	12/15/2026	4,348	4,269	4,354	2.0%
IDIG Parent, LLC (Delayed Draw) (h) (i)	L+6.00%	7.00%	12/15/2020	12/15/2026	720	—	—	0.0%
IDIG Parent, LLC (Revolver) (h)	L+6.00%	7.00%	12/15/2020	12/15/2026	336	—	—	0.0%
Light Wave Dental Management, LLC (o)	L+6.25%	7.25%	8/1/2019	1/2/2024	4,271	4,247	4,258	1.9%
Light Wave Dental Management, LLC (Delayed Draw) (h) (i)	L+6.25%	7.25%	5/3/2021	1/2/2024	2,562	1,550	1,546	0.7%
Light Wave Dental Management, LLC (Revolver) (h)	L+6.25%	7.25%	5/3/2021	1/2/2024	320	—	—	0.0%
					17,282	13,613	13,745	6.2%
Telecommunications
Calabrio, Inc. (g)	L+7.00%	8.00%	4/16/2021	4/16/2027	8,000	7,805	8,000	3.6%
Calabrio, Inc. (Revolver) (h)	L+7.00%	8.00%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (g)	L+6.25%	7.25%	11/13/2019	11/13/2025	6,403	6,297	6,315	2.9%
DataOnline Corp. (Revolver) (h)	L+6.25%	7.25%	11/13/2019	11/13/2025	844	718	718	0.3%
Sandvine Corporation (g)	L+4.50%	4.60%	3/8/2021	10/31/2025	1,159	1,159	1,161	0.5%
					17,369	15,979	16,194	7.3%
Transportation: Cargo
Complete Innovations, Inc. (j) (k) (p)	C+6.75%	7.75%	12/16/2020	12/16/2025	8,873	8,477	9,057	4.1%
Complete Innovations, Inc. (Delayed Draw) (h) (i) (j) (k) (p)	C+6.75%	7.75%	12/16/2020	12/16/2025	1,298	271	276	0.1%
Pasha Group (g)	L+8.00%	9.00%	2/25/2020	1/26/2023	1,322	1,325	1,312	0.6%
					11,493	10,073	10,645	4.8%
Wholesale
S&S Holdings LLC (g)	L+5.00%	5.50%	3/10/2021	3/10/2028	2,993	2,904	2,978	1.4%
					2,993	2,904	2,978	1.4%
Total Senior Secured Loans					399,909	334,830	338,792	153.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
Unitranche Secured Loans (q)
Telecommunications
VB E1, LLC (Delayed Draw) (g) (h) (i)	L+8.50%	9.00%		11/18/2020	11/18/2026	3,000	$1,466	$1,474	0.7%
						3,000	1,466	1,474	0.7%
Total Unitranche Secured Loans						3,000	1,466	1,474	0.7%

Junior Secured Loans
Services: Business
Skillsoft Corp. (fka Software Luxembourg Acquisition S.A.R.L) (g) (j)	L+7.50%	8.50%		1/28/2020	4/25/2025	468	346	469	0.2%
						468	346	469	0.2%
Total Junior Secured Loans						468	346	469	0.2%

Equity Securities (r) (s)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	(t)	4/1/2021	—	—	693	684	0.3%
							693	684	0.3%
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (267,963 Class A common units) (u)	—	—	(t)	9/9/2019	—	—	268	339	0.2%
J2 BWA Funding, LLC (0.7% profit sharing) (j) (u)	—	—	(t)	12/24/2020	—	—	—	—	0.0%
							268	339	0.2%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(t)	10/18/2019	—	—	171	83	0.0%
							171	83	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (u)	—	—	(t)	2/28/2020	—	—	95	135	0.1%
							95	135	0.1%
Environmental Industries
Quest Resource Holding Corporation (warrant to purchase up to 0.2% of the equity)	—	—	(t)	10/19/2020	3/19/2028	—	67	222	0.1%
							67	222	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (u)	n/a	8.00% PIK		2/5/2020	—	—	726	1,225	0.6%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(t)	6/30/2021	—	—	501	501	0.2%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(t)	6/30/2021	—	—	—	—	0.0%
Seran BioScience, LLC (26,666 units) (u)	—	—	(t)	12/31/2020	—	—	267	394	0.2%
							1,494	2,120	1.0%
High Tech Industries
MarkLogic Corporation (435,358 Class A units)	—	—	(t)	10/20/2020	—	—	435	681	0.3%
Recorded Future, Inc. (40,243 Class A units) (v)	—	—	(t)	7/3/2019	—	—	40	85	0.0%
							475	766	0.3%
Hotels, Gaming & Leisure
Equine Network, LLC (85 Class A units) (u)	n/a	10.00% PIK		12/31/2020	—	—	85	79	0.0%
							85	79	0.0%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC (53 Preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(t)	11/20/2020	—	—	—	8	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	101	0.1%
							118	162	0.1%
Services: Business
Argano, LLC (51,013 common units) (u)	—	—	(t)	6/10/2021	—	—	232	232	0.1%
Skillsoft Corp. (26,168 Class A shares) (g) (j)	—	—	(t)	6/11/2021	—	—	508	258	0.1%
							740	490	0.2%
Services: Consumer
Express Wash Acquisition Company, LLC (112,000 Class A units) (u)	n/a	8.00% PIK		12/28/2020	—	—	112	161	0.1%
IDIG Parent, LLC (192,908 shares of common stock) (u) (w)	—	—	(t)	1/4/2021	—	—	195	250	0.1%
							307	411	0.2%
Total Equity Securities							4,513	5,491	2.5%

TOTAL INVESTMENTS							$341,155	$346,226	156.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount				Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$1	CAD	2	Bannockburn Global Forex, LLC	7/19/2021	$—
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	7/19/2021	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	8/18/2021	—
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	8/18/2021	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	9/17/2021	—
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	9/17/2021	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	10/19/2021	—
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	10/19/2021	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	11/17/2021	—
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	11/17/2021	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	12/17/2021	—
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/17/2021	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	1/18/2022	—
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	1/18/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	2/17/2022	—
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	2/17/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	3/17/2022	—
Foreign currency forward contract	$47	CAD	61	Bannockburn Global Forex, LLC	3/17/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	4/19/2022	—
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	4/19/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	5/18/2022	—
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	5/18/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	6/17/2022	—
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	6/17/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	7/19/2022	—
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	7/19/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	8/17/2022	—
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	8/17/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	9/19/2022	—
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	9/19/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	10/19/2022	—
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	10/19/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	11/17/2022	—
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	11/17/2022	(2)
Foreign currency forward contract	$2	CAD	2	Bannockburn Global Forex, LLC	12/19/2022	—
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/19/2022	(2)

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain(Loss)
Foreign currency forward contract	$268	CAD	336	Bannockburn Global Forex, LLC	12/19/2022	(2)
Foreign currency forward contract	$8,507	CAD	11,000	Bannockburn Global Forex, LLC	12/19/2022	(365)
Foreign currency forward contract	$78	AUD	98	Bannockburn Global Forex, LLC	7/16/2021	4
Foreign currency forward contract	$33	AUD	44	Bannockburn Global Forex, LLC	8/17/2021	(1)
Foreign currency forward contract	$80	AUD	101	Bannockburn Global Forex, LLC	8/17/2021	4
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	9/16/2021	(1)
Foreign currency forward contract	$85	AUD	108	Bannockburn Global Forex, LLC	9/16/2021	4
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	10/19/2021	—
Foreign currency forward contract	$83	AUD	105	Bannockburn Global Forex, LLC	10/19/2021	4
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	11/16/2021	—
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	11/16/2021	4
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	12/16/2021	(1)
Foreign currency forward contract	$85	AUD	108	Bannockburn Global Forex, LLC	12/16/2021	4
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	1/19/2022	—
Foreign currency forward contract	$91	AUD	115	Bannockburn Global Forex, LLC	1/19/2022	4
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	2/16/2022	(1)
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	2/16/2022	3
Foreign currency forward contract	$28	AUD	37	Bannockburn Global Forex, LLC	3/16/2022	—
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	3/16/2022	3
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	4/19/2022	—
Foreign currency forward contract	$83	AUD	105	Bannockburn Global Forex, LLC	4/19/2022	4
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	5/17/2022	—
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	5/17/2022	3
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	6/17/2022	—
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	6/17/2022	4
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	7/18/2022	—
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/18/2022	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	8/16/2022	(1)
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	8/16/2022	3
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	9/16/2022	—
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	9/16/2022	4
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	10/19/2022	(1)
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	10/19/2022	4
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	11/16/2022	—
Foreign currency forward contract	$74	AUD	95	Bannockburn Global Forex, LLC	11/16/2022	3
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	12/16/2022	—
Foreign currency forward contract	$80	AUD	101	Bannockburn Global Forex, LLC	12/16/2022	3
Foreign currency forward contract	$31	AUD	42	Bannockburn Global Forex, LLC	1/18/2023	(1)
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	1/18/2023	4
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	2/16/2023	—
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	2/16/2023	3

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

(unaudited)

June 30, 2021

(in thousands, except for shares and units)

	Notional Amount	Notional Amount				Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$28	AUD	37	Bannockburn Global Forex, LLC	3/16/2023	(1)
Foreign currency forward contract	$74	AUD	95	Bannockburn Global Forex, LLC	3/16/2023	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	4/20/2023	—
Foreign currency forward contract	$93	AUD	118	Bannockburn Global Forex, LLC	4/20/2023	4
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	5/16/2023	—
Foreign currency forward contract	$64	AUD	81	Bannockburn Global Forex, LLC	5/16/2023	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	6/19/2023	(1)
Foreign currency forward contract	$90	AUD	115	Bannockburn Global Forex, LLC	6/19/2023	4
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	7/18/2023	(1)
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/18/2023	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	8/16/2023	—
Foreign currency forward contract	$82	AUD	105	Bannockburn Global Forex, LLC	8/16/2023	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	9/18/2023	—
Foreign currency forward contract	$82	AUD	105	Bannockburn Global Forex, LLC	9/18/2023	3
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	10/18/2023	—
Foreign currency forward contract	$85	AUD	108	Bannockburn Global Forex, LLC	10/18/2023	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	11/16/2023	(1)
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	11/16/2023	3
Foreign currency forward contract	$30	AUD	40	Bannockburn Global Forex, LLC	12/18/2023	—
Foreign currency forward contract	$79	AUD	101	Bannockburn Global Forex, LLC	12/18/2023	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	1/17/2024	—
Foreign currency forward contract	$84	AUD	108	Bannockburn Global Forex, LLC	1/17/2024	3
Foreign currency forward contract	$31	AUD	41	Bannockburn Global Forex, LLC	2/16/2024	—
Foreign currency forward contract	$79	AUD	101	Bannockburn Global Forex, LLC	2/16/2024	3
Foreign currency forward contract	$29	AUD	39	Bannockburn Global Forex, LLC	3/18/2024	—
Foreign currency forward contract	$3,357	AUD	4,527	Bannockburn Global Forex, LLC	3/18/2024	(37)
Foreign currency forward contract	$76	AUD	98	Bannockburn Global Forex, LLC	3/18/2024	3
Foreign currency forward contract	$8,365	AUD	10,746	Bannockburn Global Forex, LLC	3/18/2024	307
						$(31)

(a)	All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The 1940 Act classifies the Company's control of or affiliation with investments based on the level of control that the Company maintains in each portfolio company.
(c)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Canadian dollar Offered rate ("CDOR" or "C"), or ("Prime" or "P"), each of which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, CDOR or Prime and the current contractual interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR, CDOR or Prime interest rate floor or interest rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(d)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2021 represented 156.8% of the Company’s net assets or 93.2% of the Company’s total assets, are subject to legal restrictions on sales.
(e)	Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(f)	Percentages are based on net assets of $220,774 as of June 30, 2021.
(g)	This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company's secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).
(h)	All or a portion of this commitment was unfunded at June 30, 2021. As such, interest is earned only on the funded portion of this commitment.
(i)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(j)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, non-qualifying assets totaled 8.1% of the Company’s total assets.
(k)	This is an international company.
(l)	This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(m)	This position was on non-accrual status as of June 30, 2021, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n)	A portion of this loan (principal of $2,699) is held in the SPV as collateral for the Credit Facility.
(o)	A portion of this loan (principal of $3,791) is held in the SPV as collateral for the Credit Facility.
(p)	This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(q)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(r)	Represents less than 5% ownership of the portfolio company's voting securities.
(s)	Ownership of certain equity investments may occur through a holding company or partnership.
(t)	Represents a non-income producing security.
(u)	Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(v)	As of June 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(w)	As of June 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and six months ended June 30, 2021, the Company received return of capital distributions from its equity investments of $551. For the three and six months ended June 30, 2020, the Company did not receive any return of capital distributions from its equity investments.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,445 and $3,250 as of June 30, 2021 and December 31, 2020, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2021 totaled $3,100 and $3,688, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2020 totaled $14 and $1,686, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2021	2020
Interest income	$5,219	$3,021
PIK interest income	180	54
Dividend income (1)	25	16
Fee income	177	—
Prepayment gain (loss)	206	10
Accretion of discounts and amortization of premium	199	149
Total investment income	$6,006	$3,250

	Six months ended June 30,
	2021	2020
Interest income	$9,032	$5,491
PIK interest income	356	83
Dividend income (2)	46	26
Fee income	455	—
Prepayment gain (loss)	384	65
Accretion of discounts and amortization of premium	388	274
Total investment income	$10,661	$5,939

(1) Includes PIK dividends of $23 and $16, respectively.
(2) Includes PIK dividends of $44 and $26, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $540 and $234 as of June 30, 2021 and December 31, 2020, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2021 and December 31, 2020, the Company had unamortized deferred financing costs of $1,405 and $939, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2021 was $159 and $284, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2020 was $49 and $137, respectively.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For both the three and six months ended June 30, 2021, the Company recorded a net expense on the consolidated statements of operations of $7 for U.S. federal excise tax. For the three and six months ended June 30, 2020, the Company recorded a net expense on the consolidated statements of operations of zero and $12, respectively, for U.S. federal excise tax. As of June 30, 2021 and December 31, 2020, the Company recorded an accrual for U.S. federal excise taxes of $8 and $67, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2021 and 2020, the Company recorded a net tax expense of zero on the consolidated statements of operations for these Taxable Subsidiaries. As of June 30, 2021 and December 31, 2020, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2021. The 2018 through 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2021, except as disclosed in Note 12.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2021.

 Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2021		December 31, 2020
Amortized Cost:
Senior secured loans	$334,830	98.2%	$177,053	93.1%
Unitranche secured loans	1,466	0.4	5,614	3.0
Junior secured loans	346	0.1	4,046	2.1
Equity securities	4,513	1.3	3,431	1.8
Total	$341,155	100.0%	$190,144	100.0%

	June 30, 2021		December 31, 2020
Fair Value:
Senior secured loans	$338,792	97.9%	$176,584	92.9%
Unitranche secured loans	1,474	0.4	5,677	3.0
Junior secured loans	469	0.1	4,334	2.3
Equity securities	5,491	1.6	3,541	1.8
Total	$346,226	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2021		December 31, 2020
Amortized Cost:
International	$22,549	6.6%	$12,176	6.3%
Midwest	86,362	25.3	31,172	16.4
Northeast	69,644	20.4	40,429	21.3
Southeast	63,349	18.6	38,547	20.3
Southwest	19,611	5.8	9,464	5.0
West	79,640	23.3	58,356	30.7
Total	$341,155	100.0%	$190,144	100.0%

	June 30, 2021		December 31, 2020
Fair Value:
International	$22,719	6.6%	$11,946	6.3%
Midwest	87,457	25.3	31,509	16.6
Northeast	70,464	20.3	40,109	21.1
Southeast	63,982	18.5	38,612	20.3
Southwest	19,727	5.7	8,920	4.7
West	81,877	23.6	59,040	31.0
Total	$346,226	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2021		December 31, 2020
Amortized Cost:
Aerospace & Defense	$12,008	3.5%	$4,702	2.5%
Automotive	13,434	3.9	3,933	2.1
Banking, Finance, Insurance & Real Estate	26,104	7.7	14,614	7.7
Beverage, Food & Tobacco	16,057	4.7	12,503	6.6
Capital Equipment	7,871	2.3	11,629	6.1
Construction & Building	12,457	3.7	3,434	1.8
Consumer Goods: Durable	—	—	3,787	2.0
Consumer Goods: Non-Durable	20,333	6.0	2,925	1.5
Containers, Packaging & Glass	2,032	0.6	1,957	1.0
Energy: Oil & Gas	4,113	1.2	3,408	1.8
Environmental Industries	996	0.3	1,000	0.5
Healthcare & Pharmaceuticals	54,050	15.8	22,424	11.8
High Tech Industries	57,244	16.8	29,929	15.7
Hotels, Gaming & Leisure	2,217	0.6	1,518	0.8
Media: Advertising, Printing & Publishing	14,888	4.4	15,010	7.9
Media: Broadcasting & Subscription	1,781	0.5	1,645	0.9
Media: Diversified & Production	18,268	5.3	2,972	1.6
Metals & Mining	859	0.3	846	0.4
Services: Business	32,101	9.4	18,361	9.6
Services: Consumer	13,920	4.1	15,048	7.9
Telecommunications	17,445	5.1	8,500	4.5
Transportation: Cargo	10,073	2.9	9,999	5.3
Wholesale	2,904	0.9	—	—
Total	$341,155	100.0%	$190,144	100.0%

	June 30, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$12,172	3.5%	$4,689	2.5%
Automotive	13,677	4.0	3,940	2.1
Banking, Finance, Insurance & Real Estate	25,880	7.5	14,762	7.8
Beverage, Food & Tobacco	15,944	4.6	12,452	6.6
Capital Equipment	8,014	2.3	11,777	6.2
Construction & Building	12,590	3.6	3,495	1.8
Consumer Goods: Durable	—	—	3,805	2.0
Consumer Goods: Non-Durable	20,728	6.0	2,925	1.5
Containers, Packaging & Glass	2,031	0.6	1,965	1.0
Energy: Oil & Gas	3,754	1.1	2,754	1.4
Environmental Industries	1,252	0.4	1,066	0.6
Healthcare & Pharmaceuticals	54,957	15.9	22,874	12.0
High Tech Industries	58,867	17.0	30,601	16.1
Hotels, Gaming & Leisure	2,268	0.6	1,518	0.8
Media: Advertising, Printing & Publishing	15,050	4.3	14,658	7.7
Media: Broadcasting & Subscription	1,785	0.5	1,672	0.9
Media: Diversified & Production	18,580	5.4	2,902	1.5
Metals & Mining	874	0.2	679	0.4
Services: Business	32,356	9.3	18,332	9.6
Services: Consumer	14,156	4.1	15,065	7.9
Telecommunications	17,668	5.1	8,325	4.4
Transportation: Cargo	10,645	3.1	9,880	5.2
Wholesale	2,978	0.9	—	—
Total	$346,226	100.0%	$190,136	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of June 30, 2021 and December 31, 2020, were categorized as Level 3 investments.

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

The Board determined, in good faith, the fair value of the Company’s investment portfolio at June 30, 2021 in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
June 30, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$338,792	$338,792
Unitranche secured loans	—	—	1,474	1,474
Junior secured loans	—	—	469	469
Equity securities	—	—	5,491	5,491
Total investments	$—	$—	$346,226	$346,226
Foreign currency forward contracts asset (liability)	$—	$(31)	$—	$(31)

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$176,584	$176,584
Unitranche secured loans	—	—	5,677	5,677
Junior secured loans	—	—	4,334	4,334
Equity securities	—	—	3,541	3,541
Total investments	$—	$—	$190,136	$190,136
Foreign currency forward contracts asset (liability)	$—	$(157)	$—	$(157)

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.10% to 16.00% at June 30, 2021 and 4.40% to 16.00% at December 31, 2020. The maturity dates on the loans outstanding at June 30, 2021 range between December 2021 and June 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2021:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2021	$215,361	$1,469	$4,381	$4,323	$225,534
Net realized gain (loss) on investments	29	—	—	—	29
Net change in unrealized gain (loss) on investments	2,304	5	(267)	315	2,357
Purchases of investments and other adjustments to cost (1)	132,514	—	5	1,426	133,945
Proceeds from principal payments and sales of investments (2)	(11,416)	—	(3,672)	(551)	(15,639)
Reclassifications (3)	—	—	22	(22)	—
Balance as of June 30, 2021	$338,792	$1,474	$469	$5,491	$346,226

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136
Net realized gain (loss) on investments	72	—	—	—	72
Net change in unrealized gain (loss) on investments	4,430	(55)	(165)	869	5,079
Purchases of investments and other adjustments to cost (1)	183,591	99	16	1,654	185,360
Proceeds from principal payments and sales of investments (2)	(25,885)	(4,247)	(3,738)	(551)	(34,421)
Reclassifications (3)	—	—	22	(22)	—
Balance as of June 30, 2021	$338,792	$1,474	$469	$5,491	$346,226

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2020	$148,483	$983	$3,889	$1,285	$154,640
Net change in unrealized gain (loss) on investments	1,692	8	87	347	2,134
Purchases of investments and other adjustments to cost (1)	952	1	6	11	970
Proceeds from principal payments and sales of investments (2)	(2,102)	—	(48)	—	(2,150)
Reclassifications	—	—	—	—	—
Balance as of June 30, 2020	$149,025	$992	$3,934	$1,643	$155,594

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807
Net change in unrealized gain (loss) on investments	(4,570)	(7)	113	274	(4,190)
Purchases of investments and other adjustments to cost (1)	58,731	1	3,869	897	63,498
Proceeds from principal payments and sales of investments (2)	(4,470)	(3)	(48)	—	(4,521)
Reclassifications	—	—	—	—	—
Balance as of June 30, 2020	$149,025	$992	$3,934	$1,643	$155,594

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

 The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2021, attributable to Level 3 investments still held at June 30, 2021, was $2,714 and $5,460, respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2020, attributable to Level 3 investments still held at June 30, 2020, was $2,134 and ($4,152), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2021 and 2020.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2021 were as follows:

					Weighted
					Average		Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$194,715		Discounted cash flow	EBITDA multiples	9.5	x	5.5	x	20.0	x
				Market yields	7.7%		5.8%		15.7%
Senior secured loans	119,791		Discounted cash flow	Revenue multiples	7.6	x	0.5	x	15.5	x
				Market yields	7.9%		6.0%		13.2%
Unitranche secured loans	1,474		Discounted cash flow	Market yields	9.0%		9.0%		9.0%
Equity securities	4,926		Enterprise value	EBITDA multiples	10.4	x	7.5	x	20.0	x
Equity securities	222		Option pricing model	Volatility	65.0%		65.0%		65.0%
Equity securities	85		Enterprise value	Revenue multiples	12.0	x	12.0	x	12.0	x
Total Level 3 Assets	$321,213	(1)

(1)	Excludes loans of $25,013 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2020 were as follows:

					Weighted Average		Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$93,198		Discounted cash flow	EBITDA multiples	9.7	x	5.3	x	21.3	x
				Market yields	8.2%		5.5%		16.3%
Senior secured loans	63,260		Discounted cash flow	Revenue multiples	6.3	x	0.5	x	11.0	x
				Market yields	8.3%		6.4%		13.6%
Unitranche secured loans	5,677		Discounted cash flow	EBITDA multiples	9.3	x	12.5	x	12.5	x
				Market yields	8.2%		8.0%		8.8%
Junior secured loans	3,886		Discounted cash flow	Market yields	10.0%		10.0%		10.0%
Equity securities	2,625		Enterprise value	EBITDA multiples	10.6	x	7.8	x	21.3	x
Equity securities	87		Option pricing model	Volatility	70.0%		70.0%		70.0%
Equity securities	65		Enterprise value	Revenue multiples	11.0	x	11.0	x	11.0	x
Total Level 3 Assets	$168,798	(1)

(1)	Excludes loans of $21,338 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of June 30, 2021 and December 31, 2020, the Company believes that the carrying value of its Credit Facility approximates fair value.

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

Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable quarterly in arrears. Base management fees for the three and six months ended June 30, 2021 were $1,148 and $1,962, respectively. MC Advisors elected to voluntarily waive $611 and $1,425 of such base management fees for the three and six months ended June 30, 2021, respectively. Base management fees for the three and six months ended June 30, 2020 were $602 and $1,099, respectively. MC Advisors elected to voluntarily waive $336 and $596 of such base management fees for the three and six months ended June 30, 2020, respectively. There is no guarantee that MC Advisors will waive base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Part one incentive fees (1)	$610	$314	$1,153	$555
Part two incentive fees (2)	763	—	1,181	(132)
Incentive fees, excluding the impact of the incentive fee waiver	1,373	314	2,334	423
Incentive fee waiver (3)	(610)	(314)	(1,153)	(555)
Total incentive fees, net of incentive fee waiver	$763	$—	$1,181	$(132)

(1)	Based on pre-incentive fee net investment income.
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

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2021, the Company incurred $416 and $696, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $128 and $239, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2020, the Company incurred $232 and $480, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $78 and $160, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2021 and December 31, 2020, $128 and $91, respectively, of expenses were due to MC Management under the Administration Agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

Note 6. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 249% and 333%, respectively.

The Company has a Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On January 15, 2021, the Company amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, the Company increased the size of the commitments under the Credit Facility to $125,000 from $100,000. On April 23, 2021, the Company increased the size of the commitments under the Credit Facility to $150,000 from $125,000 and on June 28, 2021, the Company further increased the size of the current commitments under the Credit Facility to $180,000 from $150,000.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2021 and December 31, 2020, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $301,513 and $164,328, respectively, and these investments are identified on the consolidated schedules of investments. As of June 30, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $148,100 and $58,900, respectively.

 During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of June 30, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.5% and 3.5%, respectively.

The composition of the Company’s interest and other debt financing expenses and average outstanding balances were as follows:

	Three months ended June 30,
	2021	2020
Interest expense	$675	$562
Unused commitment fees	80	10
Amortization of deferred financing costs	159	49
Total interest and other debt financing expenses	$914	$621
Average debt outstanding	$78,531	$63,160

	Six months ended June 30,
	2021	2020
Interest expense	$1,196	$963
Unused commitment fees	133	66
Amortization of deferred financing costs	284	137
Total interest and other debt financing expenses	$1,613	$1,166
Average debt outstanding	$69,103	$48,885

Note 7. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2021 and December 31, 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	2	7/19/2021	$—	$—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	7/19/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	8/18/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/18/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	9/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	9/17/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	10/19/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	10/19/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	11/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	11/17/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	12/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/17/2021	—	(2)	Unrealized loss on foreign currency forward contracts

	As of June 30, 2021
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	2	1/18/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	1/18/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	2/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	2/17/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	3/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	61	3/17/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	4/19/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	4/19/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	5/18/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	5/18/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	6/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	6/17/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	7/19/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	7/19/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	8/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	8/17/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	9/19/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	9/19/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	10/19/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	10/19/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	11/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	11/17/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2	12/19/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/19/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	336	12/19/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	11,000	12/19/2022	—	(365)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/16/2021	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	44	8/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	101	8/17/2021	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	9/16/2021	—	(1)	Unrealized loss on foreign currency forward contracts

	As of June 30, 2021
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	108	9/16/2021	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	10/19/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	105	10/19/2021	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	11/16/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	95	11/16/2021	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	12/16/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	108	12/16/2021	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	1/19/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	115	1/19/2022	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	2/16/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	95	2/16/2022	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	37	3/16/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	95	3/16/2022	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	4/19/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	105	4/19/2022	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	5/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	5/17/2022	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	6/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	112	6/17/2022	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	7/18/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/18/2022	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	8/16/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	8/16/2022	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	9/16/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	112	9/16/2022	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	10/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	112	10/19/2022	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	11/16/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	95	11/16/2022	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	12/16/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	101	12/16/2022	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	42	1/18/2023	—	(1)	Unrealized loss on foreign currency forward contracts

	As of June 30, 2021
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	112	1/18/2023	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	2/16/2023	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	2/16/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	37	3/16/2023	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	95	3/16/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	4/20/2023	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	118	4/20/2023	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	5/16/2023	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	81	5/16/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	6/19/2023	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	115	6/19/2023	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	7/18/2023	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/18/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	8/16/2023	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	105	8/16/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	9/18/2023	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	105	9/18/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	10/18/2023	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	108	10/18/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	11/16/2023	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	11/16/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	40	12/18/2023	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	101	12/18/2023	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	1/17/2024	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	108	1/17/2024	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	41	2/16/2024	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	101	2/16/2024	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	39	3/18/2024	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	4,527	3/18/2024	—	(37)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	98	3/18/2024	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	10,746	3/18/2024	307	—	Unrealized loss on foreign currency forward contracts
Total				$420	$(451)

	As of December 31, 2020
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	65	1/19/2021	$—	$(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	2/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	3/18/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	4/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	5/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	6/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	7/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/18/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	9/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	10/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	11/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	1/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	2/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	61	3/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	4/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	5/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	6/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	7/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	8/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	9/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	10/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	11/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	11,000	12/19/2022	—	(137)	Unrealized loss on foreign currency forward contracts
Total				$—	$(157)

For the three and six months ended June 30, 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($44) and $126, respectively. For the three and six months ended June 30, 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero and ($3), respectively.

For the three and six months ended June 30, 2020, the Company did not have any derivatives.

Note 8. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the six months ended June 30, 2021 and 2020, respectively.

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Six months ended June 30, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
May 6, 2021	May 6, 2021	May 13, 2021	0.20	3,841
May 6, 2021	May 14, 2021	June 30, 2021	0.13	2,576
May 6, 2021	June 1, 2021	June 30, 2021	0.07	1,472
Total distributions declared			$0.60	$10,655

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Six months ended June 30, 2020:
May 13, 2020	May 13, 2020	May 20, 2020	$0.20	$1,764
Total distributions declared			$0.20	$1,764

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the six months ended June 30, 2021 and 2020, respectively:

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2021:
March 12, 2021	March 4, 2021	March 8, 2021	$9.94	77,598	$771
May 13, 2021	May 6, 2021	May 6, 2021	10.06	103,582	1,042
June 30, 2021	May 6, 2021	May 14, 2021	10.06	69,919	704
June 30, 2021	May 6, 2021	June 1, 2021	10.06	39,110	393
Total proceeds				290,209	$2,910

Payment Date	Date Declared	Record Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2020:
March 17, 2020	December 13, 2019	December 20, 2019	$10.00	35,717	$357
May 20, 2020	May 13, 2020	May 13, 2020	9.49	53,408	507
Total proceeds				89,125	$864

Note 9. Stock Issuances

As of June 30, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following table summarizes the issuance of shares during the six months ended June 30, 2021 and 2020:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
Total		8,094,545	$79,176

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	9.29	1,580,867	14,686
Total		3,617,708	$35,055

During the six months ended June 30, 2021, the Company also issued 290,209 shares, with an aggregate value of $2,910, under the DRIP as disclosed in Note 8. During the six months ended June 30, 2020, the Company also issued 89,125 shares, with an aggregate value of $864, under the DRIP as disclosed in Note 8.

Note 10. Commitments and Contingencies

Commitments: As of June 30, 2021 and December 31, 2020, the Company had $61,521 and $29,547, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of June 30, 2021.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Per share data:
Net asset value at beginning of period	$9.94	$10.00
Net investment income (loss) (1)	0.37	0.42
Net gain (loss) (1)	0.30	(0.45)
Net increase (decrease) in net assets resulting from operations (1)	0.67	(0.03)
Stockholder distributions declared (2)	(0.60)	(0.20)
Other (3)	(0.07)	(0.07)
Net asset value at end of period	$9.94	$9.70
Total return based on average net asset value (4)	6.43%	(0.36)%
Ratio/Supplemental data:
Net assets at end of period	$220,774	$102,590
Shares outstanding at end of period	22,212,270	10,581,364
Portfolio turnover (5)	13.55%	3.30%
Ratio of total investment income to average net assets (6)	11.69%	13.98%
Ratio of expenses to average net assets with waivers (6) (7)	3.80%	5.00%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2021 and 2020, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a schedule of supplemental ratios for the six months ended June 30, 2021 and 2020. These ratios have been annualized unless otherwise noted.

	June 30, 2021	June 30, 2020
Ratio of expenses to average net assets without waivers (6)	5.99%	7.06%
Ratio of net investment income (loss) to average net assets without waivers (6)	5.70%	6.93%
Ratio of net investment income (loss) to average net assets with waivers (6)	7.89%	8.98%

Note 12. Subsequent Events

The Company has evaluated subsequent events through August 11, 2021, the date on which the consolidated financial statements were issued.

On July 1, 2021, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
July 1, 2021	September 30, 2021	$0.0667
August 1, 2021	September 30, 2021	0.0667
September 1, 2021	September 30, 2021	0.0666
Total dividends declared		$0.2000

On July 20, 2021, the Company increased the size of the commitments under the Credit Facility to $235,000 from $180,000.

On July 29, 2021, the Company increased the size of the commitments under the Credit Facility to $285,000 from $235,000.

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

 We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of June 30, 2021, our portfolio included approximately 97.9% senior secured loans, 0.4% unitranche secured loans, 0.1% junior secured loans and 1.6% equity securities, compared to December 31, 2020, when our portfolio included approximately 92.9% senior secured loans, 3.0% unitranche secured loans, 2.3% junior secured loans and 1.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
Total		8,094,545	$79,176

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

Portfolio and Investment Activity

During the three months ended June 30, 2021, we invested $123.4 million in 17 new portfolio companies, and $10.1 million in 12 existing portfolio companies, and had $15.6 million in aggregate amount of sales and principal repayments, resulting in net investments of $117.9 million for the period.

During the six months ended June 30, 2021, we invested $167.7 million in 27 new portfolio companies, and $16.9 million in 22 existing portfolio companies, and had $34.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $150.2 million for the period.

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

The following table shows portfolio yield by security type:

	June 30, 2021		December 31, 2020
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.6%	7.6%	7.7%	7.7%
Unitranche secured loans	9.0	9.0	7.3	7.4
Junior secured loans	8.5	8.5	9.7	9.7
Equity securities	8.4	8.4	8.3	8.3
Total	7.6%	7.6%	7.7%	7.7%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	June 30, 2021		December 31, 2020
Fair Value:
Senior secured loans	$338,792	97.9%	$176,584	92.9%
Unitranche secured loans	1,474	0.4	5,677	3.0
Junior secured loans	469	0.1	4,334	2.3
Equity securities	5,491	1.6	3,541	1.8
Total	$346,226	100.0%	$190,136	100.0%

Our portfolio composition and contractual and effective yield remained relatively consistent with December 31, 2020.

The following table shows our portfolio composition by industry (in thousands):

	June 30, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$12,172	3.5%	$4,689	2.5%
Automotive	13,677	4.0	3,940	2.1
Banking, Finance, Insurance & Real Estate	25,880	7.5	14,762	7.8
Beverage, Food & Tobacco	15,944	4.6	12,452	6.6
Capital Equipment	8,014	2.3	11,777	6.2
Construction & Building	12,590	3.6	3,495	1.8
Consumer Goods: Durable	—	—	3,805	2.0
Consumer Goods: Non-Durable	20,728	6.0	2,925	1.5
Containers, Packaging & Glass	2,031	0.6	1,965	1.0
Energy: Oil & Gas	3,754	1.1	2,754	1.4
Environmental Industries	1,252	0.4	1,066	0.6
Healthcare & Pharmaceuticals	54,957	15.9	22,874	12.0
High Tech Industries	58,867	17.0	30,601	16.1
Hotels, Gaming & Leisure	2,268	0.6	1,518	0.8
Media: Advertising, Printing & Publishing	15,050	4.3	14,658	7.7
Media: Broadcasting & Subscription	1,785	0.5	1,672	0.9
Media: Diversified & Production	18,580	5.4	2,902	1.5
Metals & Mining	874	0.2	679	0.4
Services: Business	32,356	9.3	18,332	9.6
Services: Consumer	14,156	4.1	15,065	7.9
Telecommunications	17,668	5.1	8,325	4.4
Transportation: Cargo	10,645	3.1	9,880	5.2
Wholesale	2,978	0.9	—	—
Total	$346,226	100.0%	$190,136	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	335,830	97.0
3	9,856	2.8
4	540	0.2
5	—	—
Total	$346,226	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	177,595	93.4
3	12,307	6.5
4	234	0.1
5	—	—
Total	$190,136	100.0%

As of June 30, 2021, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.5 million in fair value, or 0.2% of our total investments at fair value. As of December 31, 2020, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.2 million in fair value, or 0.1% of our total investments at fair value.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30,
	2021	2020
Total investment income	$6,006	$3,250
Total expenses, net of fee waivers	2,645	1,134
Net investment income before income taxes	3,361	2,116
Income taxes, including excise taxes	7	—
Net investment income	3,354	2,116
Net realized gain (loss) on investments	29	—
Net realized gain (loss) on foreign currency and other transactions	(1)	—
Net realized gain (loss)	28	—
Net change in unrealized gain (loss) on investments	2,357	2,134
Net change in unrealized gain (loss) on foreign currency forward contracts	(44)	—
Net change in unrealized gain (loss)	2,313	2,134
Net increase (decrease) in net assets resulting from operations	$5,695	$4,250

	Six months ended June 30,
	2021	2020
Total investment income	$10,661	$5,939
Total expenses, net of fee waivers	4,057	2,047
Net investment income before income taxes	6,604	3,892
Income taxes, including excise taxes	7	12
Net investment income	6,597	3,880
Net realized gain (loss) on investments	72	—
Net realized gain (loss) on foreign currency forward contracts	(3)	—
Net realized gain (loss) on foreign currency and other transactions	(41)	—
Net realized gain (loss)	28	—
Net change in unrealized gain (loss) on investments	5,079	(4,190)
Net change in unrealized gain (loss) on foreign currency forward contracts	126	—
Net change in unrealized gain (loss)	5,205	(4,190)
Net increase (decrease) in net assets resulting from operations	$11,830	$(310)

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2021	2020
Interest income	$5,219	$3,021
PIK interest income	180	54
Dividend income (1)	25	16
Fee income	177	—
Prepayment gain (loss)	206	10
Accretion of discounts and amortization of premium	199	149
Total investment income	$6,006	$3,250

	Six months ended June 30,
	2021	2020
Interest income	$9,032	$5,491
PIK interest income	356	83
Dividend income (2)	46	26
Fee income	455	—
Prepayment gain (loss)	384	65
Accretion of discounts and amortization of premium	388	274
Total investment income	$10,661	$5,939

(1)	Includes PIK dividends of $23 and $16, respectively.
(2)	Includes PIK dividends of $44 and $26, respectively.

The increase in investment income of $2.8 million and $4.7 million during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, is primarily due to the growth of our investment portfolio and an increase in fee income and prepayment gain.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended June 30,
	2021	2020
Interest and other debt financing expenses	$914	$621
Base management fees, net of base management fee waiver (1)	537	266
Incentive fees, net of incentive fee waiver (2)	763	—
Professional fees	175	99
Administrative service fees	128	78
General and administrative expenses	113	55
Directors’ fees	15	15
Expenses, net of fee waivers	$2,645	$1,134

	Six months ended June 30,
	2021	2020
Interest and other debt financing expenses	$1,613	$1,166
Base management fees, net of base management fee waiver (1)	537	503
Incentive fees, net of incentive fee waiver (2)	1,181	(132)
Professional fees	264	181
Administrative service fees	239	160
General and administrative expenses	193	139
Directors’ fees	30	30
Expenses, net of fee waivers	$4,057	$2,047

(1)	Base management fees for the three and six months ended June 30, 2021 were $1,148 and $1,962, respectively. MC Advisors elected to voluntarily waive $611 and $1,425 of such base management fees for the three and six months ended June 30, 2021, respectively. Base management fees for the three and six months ended June 30, 2020 were $602 and $1,099, respectively. MC Advisors elected to voluntarily waive $336 and $596 of such base management fees for the three and six months ended June 30, 2020, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three months ended June 30, 2021 were $1,373, comprised of part one incentive fees of $610 and part two capital gains incentive fees of $763. Incentive fees for the six months ended June 30, 2021 were $2,334, comprised of part one incentive fees of $1,153 and part two capital gains incentive fees of $1,181. MC Advisors elected to voluntarily waive the part one incentive fees of $610 and $1,153 during the three and six months ended June 30, 2021, respectively. Incentive fees for the three months ended June 30, 2020 were $314, comprised of part one incentive fees, which MC Advisors elected to voluntarily waive. Incentive fees for the six months ended June 30, 2020 were $423, comprised of part one incentive fees of $555 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $555 during the six months ended June 30, 2020. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

The composition of our interest and other debt financing expenses and average outstanding balances were as follows (in thousands):

	Three months ended June 30,
	2021	2020
Interest expense	$675	$562
Unused commitment fees	80	10
Amortization of deferred financing costs	159	49
Total interest and other debt financing expenses	$914	$621
Average debt outstanding	$78,531	$63,160

	Six months ended June 30,
	2021	2020
Interest expense	$1,196	$963
Unused commitment fees	133	66
Amortization of deferred financing costs	284	137
Total interest and other debt financing expenses	$1,613	$1,166
Average debt outstanding	$69,103	$48,885

The increase in total expenses of $1.5 million and $2.0 million during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, is primarily the result of an increase in incentive fees, net of waiver and an increase in interest expense as average borrowings increased to support the growth of the portfolio.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For both the three and six months ended June 30, 2021, we recorded a net expense on the consolidated statements of operations of $7 thousand for U.S. federal excise tax. For the three and six months ended June 30, 2020, we recorded a net expense on the consolidated statements of operations of zero and $12 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2021 and 2020, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended June 30, 2021 and 2020, we had sales of investments of $3.1 million and zero, respectively, resulting in $29 thousand and zero of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2021 and 2020, we had sales of investments of $6.7 million and zero, respectively, resulting in $72 thousand and zero of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During both of the three months ended June 30, 2021 and 2020, we had zero net realized gain (loss) on foreign currency forward contracts. During the six months ended June 30, 2021 and 2020, we had ($3) thousand and zero of net realized gain (loss) on foreign currency forward contracts, respectively. During both of the three months ended June 30, 2021 and 2020, we had ($1) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2021 and 2020, we had ($41) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended June 30, 2021 and 2020, our investments had $2.4 million and $2.1 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.  For the three months ended June 30, 2021 and 2020, our foreign currency forward contracts had ($44) thousand and zero of net change in unrealized gain (loss), respectively.

We estimate approximately $2.2 million of the net unrealized gain on investments during the three months ended June 30, 2021 was attributable to broad market movements or improvements in fundamental performance at our portfolio companies. Additionally, $0.2 million in net unrealized gain on investments was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale. The fair value of our portfolio investments may be further negatively impacted after June 30, 2021 by circumstances and events that are not yet known.

We estimate that during the three months ended June 30, 2020, we recorded net unrealized gains of $2.3 million attributable to broad market movements and widening of credit spreads. These increases in value were offset by ($0.2) million in unrealized losses attributable to specific credit or fundamental performance of certain underlying portfolio companies, a significant portion of which is a result of the impact of the COVID-19 pandemic on individual credit performance.

For the six months ended June 30, 2021 and 2020, our investments had $5.1 million and ($4.2) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2021 and 2020, our foreign currency forward contracts had $0.1 million and zero of net change in unrealized gain (loss), respectively.

We estimate approximately $4.4 million of the net unrealized gains on investments during the six months ended June 30, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $0.7 million in net unrealized gains was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $5.7 million and $4.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $0.28 and $0.44, respectively.

For the six months ended June 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $11.8 million and ($0.3) million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $0.67 and ($0.03), respectively. The $12.1 million increase during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, is primarily the result of net unrealized mark-to-market gains on investments in the portfolio during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, where investments in the portfolio experienced significant net unrealized mark-to-market losses, primarily as a result of market volatility and deterioration of fundamental performance on certain portfolio companies related to the COVID-19 pandemic.

Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of private offerings, (ii) cash flows from our operations, and (iii) borrowings under our existing revolving credit facility and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying MC Advisors and reimbursements to MC Management), (iii) debt service of any borrowings and (iv) cash distributions to our stockholders.

As of June 30, 2021, we had $14.4 million in cash, $8.6 million in restricted cash at the SPV, and $148.1 million debt outstanding on our revolving credit facility. We had $31.9 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2021 and December 31, 2020, our asset coverage ratio based on aggregate borrowings outstanding was 249% and 333%, respectively.

Cash Flows

For the six months ended June 30, 2021 and 2020, we experienced a net increase in cash and restricted cash of $16.9 million and $1.5 million, respectively. For the six months ended June 30, 2021 and 2020, operating activities used $143.0 million and $55.9 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments. During the six months ended June 30, 2021 and 2020, we generated $159.9 million and $57.4 million from financing activities, primarily as a result of net borrowings on our revolving credit facility and issuance of common stock, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of June 30, 2021 and December 31, 2020, we had 22,212,270 and 13,827,515 shares outstanding, respectively.

Borrowings

We have a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. On January 15, 2021, we amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, we increased the size of the commitments under the Credit Facility to $125.0 million from $100.0 million. On April 23, 2021, we increased the size of the commitments under the Credit Facility to $150.0 million from $125.0 million and on June 28, 2021, we further increased the size of the current commitments under the Credit Facility to $180.0 million from $150.0 million.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through May 1, 2023. The maturity date of the Credit Facility is May 1, 2025. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2021 and December 31, 2020, the fair value of our investments held in the SPV as collateral for the Credit Facility was $301.5 million and $164.3 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of June 30, 2021 and December 31, 2020, we had outstanding borrowings under the Credit Facility of $148.1 million and $58.9 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of June 30, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.5% and 3.5%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2021 totaled $7.9 million ($0.40 per share) and $10.7 million ($0.60 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2020 totaled $1.8 million ($0.20 per share) and $1.8 million ($0.20 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, totaling $61.5 million and $29.5 million, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On July 1, 2021, our Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
July 1, 2021	September 30, 2021	$0.0667
August 1, 2021	September 30, 2021	0.0667
September 1, 2021	September 30, 2021	0.0666
Total dividends declared		$0.2000

On July 20, 2021, we increased the size of the commitments under the Credit Facility to $235.0 million from $180.0 million.

On July 29, 2021, we increased the size of the commitments under the Credit Facility to $285.0 million from $235.0 million.

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

As of June 30, 2021, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the three and six months ended June 30, 2021, we accrued capital gains incentive fees of $763 thousand and $1,181 thousand, respectively based on the performance of our portfolio, $7 thousand and $16 thousand, respectively, of which was payable to MC Advisors as a result of realized gains. The remaining $756 thousand and $1,165 thousand, respectively, was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the six months ended June 30, 2020, we reversed the accrual of the capital gains incentive fee based on the performance of our portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2021.

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

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(16)	$—	$(16)
Up 100 basis points	355	823	(468)
Up 200 basis points	3,582	2,304	1,278
Up 300 basis points	6,857	3,785	3,072

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

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of June 30, 2021, we had foreign currency forward contracts in place for CAD 12.6 million and AUD 20.0 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2021, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments as of June 30, 2021 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of June 30, 2021 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after June 30, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and may continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

Further, from an operational perspective, MC Advisors’ investment professionals are currently partially working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2021, we issued 2,792,748 shares of our common stock, par value $0.01 per share, at a price of $9.86 per share for proceeds of $27,536,500.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

10.1	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(3)

10.2	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(4)

10.3	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 29, 2021.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 22, 2021.

(5)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2021	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: August 11, 2021	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation