Form 10-Q
period 2021-09-30
Monroe Capital Income Plus Corp
filed 2021-11-10
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the registrant had 28,428,870 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$509,810	$190,136
Non-controlled affiliate company investments	2,477	—
Total investments, at fair value (amortized cost of: $504,677 and $190,144, respectively)	512,287	190,136
Cash	5,230	2,443
Restricted cash	5,632	3,677
Interest receivable	3,183	899
Unrealized gain on foreign currency forward contracts	717	—
Other assets	43	191
Total assets	527,092	197,346

LIABILITIES
Debt:
Revolving credit facility	237,300	58,900
Less: Unamortized deferred financing costs	(3,316)	(939)
Total debt, less unamortized deferred financing costs	233,984	57,961
Interest payable	1,537	426
Unrealized loss on foreign currency forward contracts	—	157
Management fees payable	1,699	93
Incentive fees payable	1,472	—
Accounts payable and accrued expenses	2,373	1,196
Directors' fees payable	15	—
Total liabilities	241,080	59,833
Net assets	$286,012	$137,513

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 28,429 and 13,828 shares issued and outstanding, respectively	$28	$14
Capital in excess of par value	279,501	135,636
Accumulated undistributed (overdistributed) earnings	6,483	1,863
Total net assets	$286,012	$137,513

Net asset value per share	$10.06	$9.94

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest and dividend income	$9,263	$3,375	$19,924	$9,314
Total investment income from non-controlled/non-affiliate company investments	9,263	3,375	19,924	9,314
Non-controlled affiliate company investments:
Interest and dividend income	13	—	13	—
Total investment income from non-controlled affiliate company investments	13	—	13	—
Total investment income	9,276	3,375	19,937	9,314

Operating expenses:
Interest and other debt financing expenses	1,872	487	3,485	1,653
Base management fees	1,699	617	3,661	1,716
Incentive fees	860	346	3,194	769
Professional fees	155	105	419	286
Administrative service fees	143	82	382	242
General and administrative expenses	179	75	372	214
Directors' fees	15	15	45	45
Expenses before fee waivers	4,923	1,727	11,558	4,925
Base management fee waivers	—	(344)	(1,425)	(940)
Incentive fee waivers	(569)	(346)	(1,722)	(901)
Total expenses, net of fee waivers	4,354	1,037	8,411	3,084
Net investment income before income taxes	4,922	2,338	11,526	6,230
Income taxes, including excise taxes	7	—	14	12
Net investment income	4,915	2,338	11,512	6,218

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	79	12	151	12
Foreign currency forward contracts	17	—	14	—
Foreign currency and other transactions	(5)	—	(46)	—
Net realized gain (loss)	91	12	119	12

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	2,539	1,245	7,618	(2,945)
Foreign currency forward contracts	748	—	874	—
Net change in unrealized gain (loss)	3,287	1,245	8,492	(2,945)

Net gain (loss)	3,378	1,257	8,611	(2,933)

Net increase (decrease) in net assets resulting from operations	$8,293	$3,595	$20,123	$3,285

Per common share data:
Net investment income per share - basic and diluted	$0.20	$0.21	$0.57	$0.63
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.33	$0.32	$1.00	$0.33
Weighted average common shares outstanding - basic and diluted	25,057	11,115	20,182	9,924

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at June 30, 2020	10,581	$11	$104,633	$(2,054)	$102,590
Net investment income	—	—	—	2,338	2,338
Net realized gain (loss)	—	—	—	12	12
Net change in unrealized gain (loss)	—	—	—	1,245	1,245
Issuance of common stock	1,050	1	9,967	—	9,968
Distributions declared to stockholders	—	—	—	(2,116)	(2,116)
Stock issued in connection with dividend reinvestment plan	62	—	602	—	602
Balances at September 30, 2020	11,693	$12	$115,202	$(575)	$114,639

Balances at June 30, 2021	22,212	$22	$217,714	$3,038	$220,774
Net investment income	—	—	—	4,915	4,915
Net realized gain (loss)	—	—	—	91	91
Net change in unrealized gain (loss)	—	—	—	3,287	3,287
Issuance of common stock	6,087	6	60,494	—	60,500
Distributions declared to stockholders	—	—	—	(4,848)	(4,848)
Stock issued in connection with dividend reinvestment plan	130	—	1,293	—	1,293
Balances at September 30, 2021	28,429	$28	$279,501	$6,483	$286,012

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745
Net investment income	—	—	—	6,218	6,218
Net realized gain (loss)	—	—	—	12	12
Net change in unrealized gain (loss)	—	—	—	(2,945)	(2,945)
Issuance of common stock	4,667	5	45,018	—	45,023
Distributions declared to stockholders	—	—	—	(3,880)	(3,880)
Stock issued in connection with dividend reinvestment plan	151	—	1,466	—	1,466
Balances at September 30, 2020	11,693	$12	$115,202	$(575)	$114,639

Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513
Net investment income	—	—	—	11,512	11,512
Net realized gain (loss)	—	—	—	119	119
Net change in unrealized gain (loss)	—	—	—	8,492	8,492
Issuance of common stock	14,181	14	139,662	—	139,676
Distributions declared to stockholders	—	—	—	(15,503)	(15,503)
Stock issued in connection with dividend reinvestment plan	420	—	4,203	—	4,203
Balances at September 30, 2021	28,429	$28	$279,501	$6,483	$286,012

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$20,123	$3,285
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(151)	(12)
Net realized (gain) loss on foreign currency forward contracts	(14)	—
Net realized (gain) loss on foreign currency and other transactions	46	—
Net change in unrealized (gain) loss on investments	(7,618)	2,945
Net change in unrealized (gain) loss on foreign currency forward contracts	(874)	—
Payment-in-kind interest income	(767)	(205)
Net accretion of discounts and amortization of premiums	(629)	(466)
Purchases of investments	(372,785)	(68,185)
Proceeds from principal payments and sale of investments and settlement of forward contracts	59,813	10,746
Amortization of deferred financing costs	580	210
Changes in operating assets and liabilities:
Interest receivable	(2,284)	(320)
Due from affiliates	—	14
Other assets	148	(32)
Interest payable	1,111	116
Payable for unsettled trades	—	(2,796)
Management fees payable	1,606	(29)
Incentive fees payable	1,472	(132)
Accounts payable and accrued expenses	1,177	156
Directors' fees payable	15	15
Net cash provided by (used in) operating activities	(299,031)	(54,690)

Cash flows from financing activities:
Borrowings on revolving credit facility	372,600	72,800
Repayments of revolving credit facility	(194,200)	(54,100)
Payments of deferred financing costs	(2,957)	(881)
Proceeds from issuance of common shares	139,676	45,023
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $4,203 and $1,466, respectively)	(11,300)	(3,801)
Net cash provided by (used in) financing activities	303,819	59,041

Net increase (decrease) in Cash and Restricted cash	4,788	4,351
Effect of foreign currency exchange rates	(46)	—
Cash and Restricted cash, beginning of period	6,120	4,064
Cash and Restricted cash, end of period	$10,862	$8,415

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,794	$1,327
Cash paid for income taxes, including excise taxes, during the period	$—	$25

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2021	December 31, 2020
Cash	$5,230	$2,443
Restricted cash	5,632	3,677
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$10,862	$6,120

	September 30, 2020	December 31, 2019
Cash	$2,021	$2,223
Restricted cash	6,394	1,841
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$8,415	$4,064

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (f)	L+4.25%	4.33%	5/2/2019	5/8/2026	1,662	$1,656	$1,619	0.6%
Cassavant Holdings, LLC (f)	L+6.50%	7.50%	9/8/2021	9/8/2026	14,000	13,724	13,720	4.8%
IMIA Holdings, Inc. (f)	L+5.75%	6.75%	4/9/2021	4/9/2027	4,634	4,547	4,657	1.6%
IMIA Holdings, Inc. (Revolver) (g)	L+5.75%	6.75%	4/9/2021	4/9/2027	342	—	—	0.0%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	8/10/2021	7/25/2025	1,012	993	1,012	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	7/25/2019	7/25/2025	1,960	1,932	1,960	0.7%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	12/24/2019	7/25/2025	1,023	1,008	1,023	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	2/17/2021	7/25/2025	1,769	1,744	1,769	0.6%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	6/15/2021	7/25/2025	1,037	1,017	1,037	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (g)	L+6.00%	7.00%	7/25/2019	7/25/2024	316	79	79	0.0%
					27,755	26,700	26,876	9.4%
Automotive
Born To Run, LLC (f)	L+6.00%	7.00%	4/1/2021	4/1/2027	8,978	8,809	9,137	3.2%
Born To Run, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	4/1/2021	4/1/2027	1,463	—	—	0.0%
Lifted Trucks Holdings, LLC (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	10,000	9,803	9,970	3.5%
Lifted Trucks Holdings, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,381	635	633	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	3,426	3,398	3,445	1.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	508	508	510	0.2%
					28,756	23,153	23,695	8.3%
Banking, Finance, Insurance & Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (f) (g) (h) (i)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	868	868	0.3%
Avison Young (USA) Inc. (f) (i) (j)	L+6.00%	6.13%	4/26/2019	1/30/2026	1,950	1,937	1,930	0.7%
Exiger LLC (f)	L+7.25%	8.25%	9/30/2021	9/30/2027	14,000	13,720	13,720	4.8%
Exiger LLC (Delayed Draw) (g) (h)	L+7.25%	8.25%	9/30/2021	9/30/2027	4,200	—	—	0.0%
Exiger LLC (Revolver) (g)	L+7.25%	8.25%	9/30/2021	9/30/2027	1,400	—	—	0.0%
Florida East Coast Industries, LLC (i)	n/a	10.50%	8/9/2021	6/28/2024	7,857	7,631	7,867	2.8%
InsideRE Holdings, LLC and InsideRE, LLC (f)	L+5.50%	6.50%	9/9/2019	9/9/2024	2,858	2,822	2,858	1.0%
InsideRE Holdings, LLC and InsideRE, LLC (Revolver) (g)	L+5.50%	6.50%	9/9/2019	9/9/2024	429	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (g) (h) (i)	n/a	9.00%	12/24/2020	12/24/2026	2,821	499	499	0.2%
MV Receivables II, LLC (Delayed Draw) (g) (h) (i)	L+9.75%	11.25%	7/29/2021	7/29/2026	10,000	551	931	0.3%
NCBP Property, LLC (i)	L+9.50%	10.50%	12/18/2020	12/16/2022	2,500	2,484	2,506	0.9%
Oceana Australian Fixed Income Trust (i) (j) (k)	n/a	10.75%	6/29/2021	6/29/2026	3,271	3,400	3,267	1.1%
Oceana Australian Fixed Income Trust (i) (j) (k)	n/a	11.50%	2/25/2021	2/25/2026	7,766	8,460	7,766	2.7%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	1/12/2021	1/11/2027	3,000	2,946	3,000	1.0%
StarCompliance MidCo, LLC (Revolver) (g)	L+6.75%	7.75%	1/12/2021	1/11/2027	484	—	—	0.0%
US Claims Litigation Funding, LLC (Revolver) (g) (i)	L+8.75%	9.75%	11/30/2020	11/29/2024	1,500	1,495	1,520	0.5%
W3 Monroe RE Debt LLC (i)	n/a	10.00% PIK	2/5/2021	2/4/2028	1,717	1,717	1,717	0.6%
					66,753	48,530	48,449	16.9%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (f)	L+5.50%	6.50%	10/18/2019	10/18/2024	5,422	5,352	5,354	1.9%
Huff Hispanic Food Holdings, LLC	L+5.50%	6.50%	10/18/2019	10/18/2024	307	307	303	0.1%
Huff Hispanic Food Holdings, LLC (Revolver) (g)	L+5.50%	6.50%	10/18/2019	10/18/2024	1,286	—	—	0.0%
LVF Holdings, Inc. (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	3,500	3,432	3,500	1.2%
LVF Holdings, Inc.	L+6.25%	7.25%	6/10/2021	6/10/2027	3,350	3,350	3,350	1.2%
LVF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (g)	L+6.25%	7.25%	6/10/2021	6/10/2027	554	67	67	0.0%
LX/JT Intermediate Holdings, Inc. (f)	L+6.00%	7.50%	3/11/2020	3/11/2025	5,679	5,596	5,659	2.0%
LX/JT Intermediate Holdings, Inc. (Revolver) (g)	L+6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					21,400	18,104	18,233	6.4%
Capital Equipment
MCP Shaw Acquisitionco, LLC (f)	L+6.50%	7.50%	2/28/2020	11/28/2025	7,786	7,671	7,759	2.7%
MCP Shaw Acquisitionco, LLC (Revolver) (g)	L+6.50%	7.50%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					9,213	7,671	7,759	2.7%
Chemicals, Plastics & Rubber
Recycled Plastics Industries, LLC (f)	L+6.75%	7.75%	8/4/2021	8/4/2026	5,500	5,393	5,500	1.9%
Recycled Plastics Industries, LLC (Revolver) (g)	L+6.75%	7.75%	8/4/2021	8/4/2026	743	—	—	0.0%
					6,243	5,393	5,500	1.9%
Construction & Building
Premier Roofing L.L.C. (f)	L+6.50%	7.50%	8/31/2020	8/29/2025	3,474	3,418	3,460	1.2%
Premier Roofing L.L.C. (Revolver) (g)	L+6.50%	7.50%	8/31/2020	8/29/2025	1,199	959	955	0.3%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	4/19/2021	4/17/2026	4,489	4,416	4,489	1.6%
TCFIII Owl Buyer LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	4/19/2021	4/17/2026	5,477	4,119	4,119	1.5%
					14,639	12,912	13,023	4.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Consumer Goods: Durable
Independence Buyer, Inc. (f)	L+5.75%	6.75%	8/3/2021	8/3/2026	12,500	$12,256	$12,500	4.4%
Independence Buyer, Inc. (Revolver) (g)	L+5.75%	6.75%	8/3/2021	8/3/2026	2,964	—	—	0.0%
					15,464	12,256	12,500	4.4%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (f)	L+5.75%	6.75%	5/18/2021	5/18/2026	14,000	13,735	13,944	4.9%
Arizona Natural Resources, LLC (Revolver) (g)	P+4.75%	8.00%	5/18/2021	5/18/2026	1,111	333	332	0.1%
The Kyjen Company, LLC (f)	L+6.50%	7.50%	5/14/2021	4/3/2026	2,985	2,957	2,998	1.0%
The Kyjen Company, LLC (Revolver) (g)	L+6.50%	7.50%	5/14/2021	4/3/2026	315	129	129	0.0%
Thrasio, LLC (f)	L+7.00%	8.00%	12/18/2020	12/18/2026	2,978	2,911	2,978	1.1%
Thrasio, LLC (f)	L+7.00%	8.00%	12/18/2020	12/18/2026	1,975	1,975	1,975	0.7%
					23,364	22,040	22,356	7.8%
Containers, Packaging & Glass
Polychem Acquisition, LLC (f)	L+5.00%	5.50%	4/8/2019	3/17/2025	1,950	1,945	1,950	0.7%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company (Delayed Draw) (g) (h)	L+7.75%	5.75% Cash/ 3.00% PIK	10/16/2020	12/30/2021	165	84	76	0.0%
					2,115	2,029	2,026	0.7%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (f)	L+4.75%	5.50%	3/18/2021	3/17/2028	2,283	2,272	2,277	0.8%
Par Petroleum, LLC (f)	L+6.75%	6.87%	1/27/2020	1/12/2026	921	926	917	0.3%
					3,204	3,198	3,194	1.1%
Environmental Industries
Quest Resource Management Group, LLC (f)	L+7.50%	8.75%	10/19/2020	10/20/2025	992	926	1,017	0.4%
Quest Resource Management Group, LLC (Delayed Draw) (g) (h)	L+7.50%	8.75%	10/19/2020	10/20/2025	1,087	—	—	0.0%
Volt Bidco, Inc. (f)	L+6.50%	7.50%	8/11/2021	8/11/2027	6,000	5,882	6,030	2.1%
Volt Bidco, Inc. (Delayed Draw) (g) (h)	L+6.50%	7.50%	8/11/2021	8/11/2027	688	—	—	0.0%
Volt Bidco, Inc. (Revolver) (g)	L+6.50%	7.50%	8/11/2021	8/11/2027	574	—	—	0.0%
					9,341	6,808	7,047	2.5%
Healthcare & Pharmaceuticals
Apotheco, LLC (f)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	1,807	1,787	1,716	0.6%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	474	474	450	0.2%
Appriss Health, LLC (f)	L+7.25%	8.25%	5/6/2021	5/6/2027	6,500	6,375	6,516	2.3%
Appriss Health, LLC (Revolver) (g)	L+7.25%	8.25%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (f)	L+5.50%	6.50%	2/5/2020	2/5/2025	2,289	2,257	2,312	0.8%
Ascent Midco, LLC (Revolver) (g)	L+5.50%	6.50%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (f)	L+6.50%	7.50%	2/12/2021	2/12/2026	2,856	2,803	2,856	1.0%
Brickell Bay Acquisition Corp. (Delayed Draw) (g) (h)	L+6.50%	7.50%	2/12/2021	2/12/2026	573	—	—	0.0%
Caravel Autism Health, LLC (f)	L+5.75%	6.75%	6/30/2021	6/30/2027	8,000	7,844	8,000	2.8%
Caravel Autism Health, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	6/30/2021	6/30/2027	6,000	300	300	0.1%
Caravel Autism Health, LLC (Revolver) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027	2,000	200	200	0.1%
Dorado Acquisition, Inc. (f)	L+6.75%	7.75%	6/30/2021	6/30/2026	14,000	13,729	13,979	4.9%
Dorado Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.75%	7.75%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (g)	L+6.75%	7.75%	6/30/2021	6/30/2026	1,670	—	—	0.0%
INH Buyer, Inc. (f)	L+6.00%	7.00%	6/30/2021	6/28/2028	4,911	4,863	4,908	1.7%
NationsBenefits, LLC (f)	L+7.00%	8.00%	8/20/2021	8/20/2026	12,250	12,009	12,257	4.3%
NationsBenefits, LLC (Revolver) (g)	L+7.00%	8.00%	8/20/2021	8/20/2026	1,361	—	—	0.0%
QF Holdings, Inc. (f)	L+6.50%	7.50%	9/19/2019	9/19/2024	4,550	4,492	4,550	1.6%
QF Holdings, Inc. (f)	L+6.50%	7.50%	9/19/2019	9/19/2024	910	910	910	0.3%
QF Holdings, Inc. (Delayed Draw) (g) (h)	L+7.50%	8.50%	8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (g)	L+7.00%	8.00%	9/19/2019	9/19/2024	546	—	—	0.0%
Seran BioScience, LLC (f)	L+6.25%	7.25%	12/31/2020	12/31/2025	1,990	1,956	1,998	0.7%
Seran BioScience, LLC (Revolver) (g)	L+6.25%	7.25%	12/31/2020	12/31/2025	356	—	—	0.0%
WebPT, Inc. (f)	L+6.75%	7.75%	8/28/2019	8/28/2024	5,000	4,937	5,000	1.7%
WebPT, Inc. (Revolver) (g)	L+6.75%	7.75%	8/28/2019	8/28/2024	521	156	156	0.1%
					80,916	65,092	66,108	23.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
High Tech Industries
Acquia Inc. (f)	L+7.00%	8.00%	11/1/2019	10/31/2025	5,429	$5,350	$5,470	1.9%
Acquia Inc. (f)	L+7.00%	8.00%	9/24/2021	10/31/2025	10,000	9,801	10,075	3.5%
Acquia Inc. (Revolver) (g)	L+7.00%	8.00%	11/1/2019	10/31/2025	588	47	47	0.0%
Arcstor Midco, LLC (f)	L+7.00%	8.00%	3/16/2021	3/16/2027	11,940	11,716	11,919	4.2%
Instructure, Inc. (f)	L+5.50%	6.50%	3/24/2020	3/24/2026	5,655	5,602	5,712	2.0%
Instructure, Inc. (f)	L+5.50%	6.50%	12/22/2020	3/24/2026	515	499	520	0.2%
Instructure, Inc. (Revolver) (g)	L+7.00%	8.00%	3/24/2020	3/24/2026	697	—	—	0.0%
MarkLogic Corporation (f)	L+6.00%	7.00%	10/20/2020	10/20/2025	5,211	5,102	5,289	1.8%
MarkLogic Corporation (Revolver) (g)	L+6.00%	7.00%	10/20/2020	10/20/2025	404	—	—	0.0%
Mindbody, Inc. (f)	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025	1,846	1,824	1,836	0.6%
Mindbody, Inc. (Delayed Draw) (g) (h)	L+8.50%	8.00% Cash/ 1.50% PIK	9/22/2021	2/14/2025	7,309	—	—	0.0%
Mindbody, Inc. (Revolver) (g)	L+8.00%	9.00%	2/15/2019	2/14/2025	190	—	—	0.0%
Mockingbird Acquisitionco Inc. (f)	L+6.00%	7.00%	10/1/2020	10/1/2025	3,840	3,775	3,876	1.4%
Mockingbird Acquisitionco Inc. (Revolver) (g)	L+6.00%	7.00%	10/1/2020	10/1/2025	600	—	—	0.0%
Recorded Future, Inc. (f)	L+6.00%	7.00%	7/3/2019	7/3/2025	3,658	3,609	3,694	1.3%
Recorded Future, Inc. (f)	L+6.00%	7.00%	3/26/2021	7/3/2025	5,879	5,811	5,996	2.1%
Recorded Future, Inc. (Revolver) (g)	L+6.00%	7.00%	7/3/2019	7/3/2025	440	—	—	0.0%
Securly, Inc. (f)	L+7.00%	8.00%	4/22/2021	4/22/2027	8,400	8,241	8,400	2.9%
Securly, Inc. (Delayed Draw) (g) (h)	L+7.00%	8.00%	4/22/2021	4/22/2027	1,938	—	—	0.0%
Securly, Inc. (Revolver) (g)	L+7.00%	8.00%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (f)	L+4.75%	4.83%	4/18/2019	4/30/2026	735	726	729	0.3%
					76,243	62,103	63,563	22.2%
Hotels, Gaming & Leisure
Equine Network, LLC (f)	L+8.00%	9.00%	12/31/2020	12/31/2025	1,493	1,463	1,494	0.5%
Equine Network, LLC (f)	L+8.00%	9.00%	1/29/2021	12/31/2025	677	665	678	0.3%
Equine Network, LLC (Delayed Draw) (g) (h)	L+8.00%	9.00%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (g)	L+8.00%	9.00%	12/31/2020	12/31/2025	146	—	—	0.0%
					2,682	2,128	2,172	0.8%
Media: Advertising, Printing & Publishing
Digital Room Holdings, Inc. (f)	L+5.00%	5.08%	5/9/2019	5/21/2026	2,164	2,147	2,152	0.8%
North Haven USHC Acquisition, Inc. (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	2,481	2,439	2,481	0.9%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	10/30/2020	10/30/2025	719	719	726	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.00%	7.00%	9/3/2021	10/30/2025	1,442	483	488	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (g)	L+6.00%	7.00%	3/12/2021	10/30/2025	240	—	—	0.0%
NTM Acquisition Corp. (f)	L+7.25%	7.25% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,669	4,662	4,622	1.6%
Relevate Health Group, LLC (f)	L+6.00%	7.00%	11/20/2020	11/20/2025	1,990	1,956	2,010	0.7%
Relevate Health Group, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	11/20/2020	11/20/2025	1,048	890	899	0.3%
Relevate Health Group, LLC (Revolver) (g)	L+6.00%	7.00%	11/20/2020	11/20/2025	421	—	—	0.0%
XanEdu Publishing, Inc. (f)	L+6.00%	7.00%	1/28/2020	1/28/2025	6,108	6,001	6,124	2.1%
XanEdu Publishing, Inc. (Revolver) (g)	L+6.00%	7.00%	1/28/2020	1/28/2025	977	130	130	0.0%
					22,259	19,427	19,632	6.9%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,122	1,119	1,122	0.4%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	215	215	215	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	352	352	352	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	132	132	132	0.0%
					1,821	1,818	1,821	0.6%
Media: Diversified & Production
Crownpeak Technology, Inc. (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,000	989	1,000	0.3%
Crownpeak Technology, Inc. (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	42	—	—	0.0%
CyberGrants Holdings, LLC (f)	L+6.50%	7.25%	9/8/2021	9/8/2027	18,499	18,226	18,223	6.4%
CyberGrants Holdings, LLC (Delayed Draw) (g) (h)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,814	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (g)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,814	—	—	0.0%
Streamland Media MidCo LLC (f)	L+7.25%	7.75% Cash/ 0.50% PIK	8/26/2019	8/31/2023	1,998	1,976	1,986	0.7%
					25,182	21,206	21,224	7.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Aras Corporation (f)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	3,281	$3,220	$3,345	1.2%
Aras Corporation (Delayed Draw) (g) (h)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	433	—	—	0.0%
Aras Corporation (Revolver) (g)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	325	—	—	0.0%
Argano, LLC (f)	L+5.50%	6.50%	6/10/2021	6/10/2026	9,100	8,927	9,077	3.2%
Argano, LLC (Delayed Draw) (g) (h)	L+5.50%	6.50%	6/10/2021	6/10/2026	4,009	—	—	0.0%
Argano, LLC (Revolver) (g)	L+5.50%	6.50%	6/10/2021	6/10/2026	965	—	—	0.0%
Certify, Inc. (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	1,000	992	1,000	0.3%
Certify, Inc. (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	136	136	136	0.0%
Certify, Inc. (Revolver) (g)	L+5.50%	6.50%	2/28/2019	2/28/2024	46	11	11	0.0%
ecMarket Inc. and Conexiom US Inc. (f) (i) (j)	L+6.50%	7.50%	9/21/2021	9/21/2027	15,500	15,191	15,190	5.3%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (g) (h) (i) (j)	L+6.50%	7.50%	9/21/2021	9/21/2027	1,291	—	—	0.0%
ecMarket Inc. and Conexiom US Inc. (Revolver) (g) (i) (j)	L+6.50%	7.50%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Governmentjobs.com, Inc. (f)	L+6.50%	7.50%	2/5/2020	2/5/2026	7,000	6,894	6,979	2.5%
Governmentjobs.com, Inc. (Revolver) (g)	L+6.50%	7.50%	2/5/2020	2/5/2026	933	70	70	0.0%
Guidehouse LLP (f)	L+4.00%	4.08%	3/23/2021	5/1/2025	1,194	1,195	1,195	0.4%
HS4 Aquisitionco, Inc. (f)	L+6.75%	7.75%	7/9/2019	7/9/2025	3,990	3,935	3,948	1.4%
HS4 Aquisitionco, Inc. (Revolver) (g)	L+6.75%	7.75%	7/9/2019	7/9/2025	325	—	—	0.0%
Kaseya Inc. (f)	L+7.00%	5.00% Cash/ 3.00% PIK	9/8/2021	5/2/2025	8,000	7,863	8,040	2.8%
Kaseya Inc. (l)	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	2,908	2,871	2,922	1.0%
Kaseya Inc. (f)	L+7.00%	5.00% Cash/ 3.00% PIK	5/3/2019	5/2/2025	308	308	310	0.1%
Kaseya Inc.	L+7.00%	5.00% Cash/ 3.00% PIK	3/4/2020	5/2/2025	276	276	277	0.1%
Kaseya Inc. (Delayed Draw) (g) (h)	L+7.00%	5.00% Cash/ 3.00% PIK	9/8/2021	5/2/2025	3,774	—	—	0.0%
Kaseya Inc. (Revolver) (g)	L+6.50%	7.50%	5/3/2019	5/2/2025	211	—	—	0.0%
Relativity ODA LLC (f)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	4,636	4,527	4,634	1.6%
Relativity ODA LLC (Revolver) (g)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (f)	L+6.75%	7.75%	7/2/2021	7/2/2027	4,148	4,067	4,144	1.5%
Sundance Group Holdings, Inc. (Delayed Draw) (g) (h)	L+6.75%	7.75%	7/2/2021	7/2/2027	1,244	—	—	0.0%
Sundance Group Holdings, Inc. (Revolver) (g)	L+6.75%	7.75%	7/2/2021	7/2/2027	498	—	—	0.0%
					78,048	60,483	61,278	21.4%
Services: Consumer
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	3,596	3,540	3,596	1.3%
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	9/3/2021	12/26/2025	8,148	8,007	8,148	2.9%
Express Wash Acquisition Company, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	9/3/2021	12/26/2025	3,920	—	—	0.0%
Express Wash Acquisition Company, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,800	504	504	0.2%
Express Wash Acquisition Company, LLC (Revolver) (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	840	448	448	0.1%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	4,338	4,261	4,343	1.5%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	720	720	721	0.2%
IDIG Parent, LLC (Revolver) (g)	L+6.00%	7.00%	12/15/2020	12/15/2026	336	—	—	0.0%
Light Wave Dental Management, LLC (m)	L+6.25%	7.25%	8/1/2019	1/2/2024	4,259	4,237	4,249	1.5%
Light Wave Dental Management, LLC (f)	L+6.25%	7.25%	8/3/2021	1/2/2024	2,127	2,086	2,122	0.7%
Light Wave Dental Management, LLC (f)	L+6.25%	7.25%	5/3/2021	1/2/2024	2,559	2,559	2,552	0.9%
Light Wave Dental Management, LLC (Delayed Draw) (g) (h)	L+6.25%	7.25%	8/3/2021	1/2/2024	5,625	2,908	2,901	1.0%
Light Wave Dental Management, LLC (Revolver) (g)	L+6.25%	7.25%	5/3/2021	1/2/2024	320	—	—	0.0%
					39,588	29,270	29,584	10.3%
Telecommunications
Calabrio, Inc. (f)	L+7.00%	8.00%	4/16/2021	4/16/2027	8,000	7,811	8,000	2.8%
Calabrio, Inc. (Revolver) (g)	L+7.00%	8.00%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (f)	L+6.25%	7.25%	11/13/2019	11/13/2025	6,386	6,285	6,300	2.2%
DataOnline Corp. (Revolver)	L+6.25%	7.25%	11/13/2019	11/13/2025	844	844	844	0.3%
Sandvine Corporation (f)	L+4.50%	4.58%	3/8/2021	10/31/2025	1,159	1,159	1,159	0.4%
					17,352	16,099	16,303	5.7%
Transportation: Cargo
Complete Innovations Inc. (i) (j) (n)	C+6.75%	7.75%	12/16/2020	12/16/2025	8,675	8,482	8,848	3.1%
Complete Innovations Inc. (Delayed Draw) (g) (h) (i) (j) (n)	C+6.75%	7.75%	12/16/2020	12/16/2025	1,269	271	270	0.1%
					9,944	8,753	9,118	3.2%
Wholesale
S&S Holdings LLC (f)	L+5.00%	5.50%	3/10/2021	3/10/2028	2,985	2,900	2,970	1.0%
					2,985	2,900	2,970	1.0%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					585,267	478,073	484,431	169.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (o)
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g) (h)	L+8.50%	9.00%		11/18/2020	11/18/2026	3,000	$1,466	$1,485	0.5%
						3,000	1,466	1,485	0.5%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						3,000	1,466	1,485	0.5%

Junior Secured Loans
Telecommunications
Florida East Coast Industries, LLC (i)	n/a	16.00% PIK		8/9/2021	6/28/2024	3,214	3,124	3,235	1.1%
MoneyLion, Inc. (f) (i)	n/a	12.00%		8/27/2021	5/1/2023	2,500	2,476	2,500	0.9%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (g) (h) (i)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026	7,685	6,248	6,335	2.2%
						13,399	11,848	12,070	4.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						13,399	11,848	12,070	4.2%

Equity Securities (p) (q)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	(r)	4/1/2021	—	—	693	729	0.3%
Lifted Trucks Holdings, LLC (158,730 Class A units) (s)	—	—	(r)	8/2/2021	—	—	159	157	0.0%
							852	886	0.3%
Banking, Finance, Insurance & Real Estate
InsideRE Holdings, LLC and InsideRE, LLC (267,963 Class A common units) (s)	—	—	(r)	9/9/2019	—	—	268	339	0.1%
J2 BWA Funding LLC (0.7% profit sharing) (i) (s)	—	—	(r)	12/24/2020	—	—	—	—	0.0%
MV Receivables II, LLC (911 shares of common units) (i) (s)	—	—	(r)	7/29/2021	—	—	375	368	0.1%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (i) (s)	—	—	(r)	7/28/2021	7/28/2031	—	453	665	0.2%

Witkoff/Monroe 700 JV LLC (2,992 preferred units) (i) (s)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	3	3	0.0%
							1,099	1,375	0.4%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(r)	10/18/2019	—	—	171	124	0.0%
							171	124	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (s)	—	—	(r)	2/28/2020	—	—	95	135	0.0%
							95	135	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	(r)	8/3/2021	—	—	169	192	0.1%
							169	192	0.1%
Energy: Oil & Gas						—
QuarterNorth Energy Inc. (fka Fieldwood Energy, LLC) (4,376 shares of common stock) (f)	—	—	(r)	1/11/2020	—	—	901	473	0.2%
							901	473	0.2%
Environmental Industries						—
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(r)	10/19/2020	3/19/2028	—	67	204	0.1%
Volt Bidco, Inc. (765 shares of common stock)	—	—	(r)	8/11/2021	—	—	765	764	0.2%
							832	968	0.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (s)	n/a	8.00% PIK		2/5/2020	—	—	726	1,111	0.4%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(r)	6/30/2021	—	—	501	501	0.2%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(r)	6/30/2021	—	—	—	38	0.0%
NationsBenefits, LLC (2,722,222 Series A units) (s)	n/a	9.00% PIK		8/20/2021	—	—	2,254	2,232	0.8%
NationsBenefits, LLC (326,667 common units) (s)	—	—	(r)	8/20/2021	—	—	468	463	0.2%
Seran BioScience, LLC (26,666 common units) (s)	—	—	(r)	12/31/2020	—	—	267	532	0.2%
							4,216	4,877	1.8%
High Tech Industries
MarkLogic Corporation (435,358 Class A units)	—	—	(r)	10/20/2020	—	—	435	611	0.2%
Recorded Future, Inc. (40,243 Class A units) (t)	—	—	(r)	7/3/2019	—	—	40	96	0.0%
							475	707	0.2%
Hotels, Gaming & Leisure
Equine Network, LLC (85 Class A units) (s)	—	—	(r)	12/31/2020	—	—	85	83	0.0%
							85	83	0.0%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC (53 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(r)	11/20/2020	—	—	—	1	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	134	0.1%
							118	188	0.1%
Services: Business
Argano, LLC (52,533 common units) (s)	—	—	(r)	6/10/2021	—	—	239	241	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (i) (j)	—	—	(r)	9/21/2021	—	—	723	723	0.3%
Skillsoft Corp. (fka Software Luxembourg Acquisition S.A.R.L) (26,168 Class A shares) (f) (i)	—	—	(r)	6/11/2021	—	—	508	306	0.1%
							1,470	1,270	0.5%
Services: Consumer
Express Wash Acquisition Company, LLC (134,951 Class A units) (s)	n/a	8.00% PIK		12/28/2020	—	—	135	233	0.1%
IDIG Parent, LLC (192,908 shares of common stock) (s) (u)	—	—	(r)	1/4/2021	—	—	195	313	0.1%
							330	546	0.2%
Total Non-Controlled/Non-Affiliate Equity Securities							10,813	11,824	4.1%
Total Non-Controlled/Non-Affiliate Company Investments							$502,200	$509,810	178.2%

Non-Controlled Affiliate Company Investments (v)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (g) (i)	L+7.00%	7.50%		8/11/2021	8/9/2024	4,875	642	642	0.2%
						4,875	642	642	0.2%
Total Non-Controlled/Affiliate Senior Secured Loans						4,875	642	642	0.2%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (Delayed Draw) (g) (h) (i)	n/a	8.00%		8/6/2021	7/28/2028	5,850	1,101	1,101	0.4%
						5,850	1,101	1,101	0.4%
Total Non-Controlled/Affiliate Junior Secured Loans						5,850	1,101	1,101	0.4%

Equity Securities (q) (v)
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (24.4% of interests) (i) (w)	—	—	(r)	8/6/2021	—	—	734	734	0.3%
						—	734	734	0.3%
Total Non-Controlled/Affiliate Equity Securities						—	734	734	0.3%
Total Non-Controlled/Affiliate Company Investments							$2,477	$2,477	0.9%

TOTAL INVESTMENTS							$504,677	$512,287	179.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$52	CAD	67	Bannockburn Global Forex, LLC	10/19/2021	$(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	11/17/2021	(1)
Foreign currency forward contract	$53	CAD	68	Bannockburn Global Forex, LLC	12/17/2021	(1)
Foreign currency forward contract	$53	CAD	68	Bannockburn Global Forex, LLC	1/18/2022	(1)
Foreign currency forward contract	$56	CAD	72	Bannockburn Global Forex, LLC	2/17/2022	(1)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	3/17/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	4/19/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	5/18/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	6/17/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	7/19/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	8/17/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	9/19/2022	(1)
Foreign currency forward contract	$56	CAD	72	Bannockburn Global Forex, LLC	10/19/2022	(1)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	11/17/2022	(1)
Foreign currency forward contract	$8,828	CAD	11,403	Bannockburn Global Forex, LLC	12/19/2022	(165)
Foreign currency forward contract	$113	AUD	145	Bannockburn Global Forex, LLC	10/19/2021	8
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2021	7
Foreign currency forward contract	$115	AUD	148	Bannockburn Global Forex, LLC	12/16/2021	8
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	1/19/2022	8
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	2/16/2022	7
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2022	7
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	4/19/2022	7
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	5/17/2022	7
Foreign currency forward contract	$119	AUD	153	Bannockburn Global Forex, LLC	6/17/2022	8
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	7
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	7
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	8
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	8
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	7
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	7
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	7
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	7
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	6
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	8
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	6
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	8
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	6
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	7
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	7
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	7
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	6
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	6
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	7
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	6
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	691
						$717

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

(a)	All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Canadian dollar Offered rate ("CDOR" or "C"), or ("Prime" or "P"), each of which resets daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, CDOR or Prime and the current contractual interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR, CDOR or Prime interest rate floor or interest rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2021 represented 179.1% of the Company’s net assets or 97.2% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $286,012 as of September 30, 2021.
(f)	This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company's secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(g)	All or a portion of this commitment was unfunded at September 30, 2021. As such, interest is earned only on the funded portion of this commitment.
(h)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(i)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, non-qualifying assets totaled 13.2% of the Company’s total assets.
(j)	This is an international company.
(k)	This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(l)	A portion of this loan (principal of $2,720) is held in the SPV as collateral for the Credit Facility.
(m)	A portion of this loan (principal of $3,781) is held in the SPV as collateral for the Credit Facility.
(n)	This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(o)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(p)	Represents less than 5% ownership of the portfolio company's voting securities.
(q)	Ownership of certain equity investments may occur through a holding company or partnership.
(r)	Represents a non-income producing security.
(s)	Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(t)	As of September 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(u)	As of September 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(v)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(w)	As of September 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $3,166.

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a) (b)	Spread Above Index (c)	Interest Rate		Acquisition Date (d)	Maturity	Principal	Amortized Cost	Fair Value (e)	% of Net Assets (f)
High Tech Industries
Recorded Future, Inc. (40,243 Class A units) (t)	—	—	(s)	7/3/2019	—	—	$40	$65	0.0%
MarkLogic Corporation (434,911 Class A units)	—	—	(s)	10/20/2020	—	—	435	428	0.3%
							475	493	0.3%
Hotels, Gaming & Leisure
Equine Network, LLC (52 Class A units)	n/a	10.00% PIK		12/31/2020	—	—	52	52	0.0%
							52	52	0.0%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC (53 Preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(s)	11/20/2020	—	—	—	2	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	93	0.1%
							118	148	0.1%
Services: Business
Software Luxembourg Acquisition S.A.R.L. (fka Evergreen Skills LUX S.A.R.L.) (4,187 Class A shares) (g) (j) (k)	—	—	(s)	1/28/2020	—	—	1,080	764	0.5%
							1,080	764	0.5%
Services: Consumer
Express Wash Acquisition Company, LLC (112,000 Class A units)	n/a	8.00% PIK		12/28/2020	—	—	112	112	0.1%
							112	112	0.1%
Total Equity Securities							3,431	3,541	2.5%

TOTAL INVESTMENTS							$190,144	$190,136	138.3%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	1/19/2021	$(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	2/17/2021	(1)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	3/18/2021	—
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	4/19/2021	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	5/19/2021	(1)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	6/17/2021	—
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	7/19/2021	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	8/18/2021	(1)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	9/17/2021	(1)
Foreign currency forward contract	$51	CAD	65	Bannockburn Global Forex, LLC	10/19/2021	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	11/17/2021	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/17/2021	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	1/18/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	2/17/2022	(1)
Foreign currency forward contract	$47	CAD	61	Bannockburn Global Forex, LLC	3/17/2022	—
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	4/19/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	5/18/2022	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	6/17/2022	(1)
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	7/19/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	8/17/2022	(1)
Foreign currency forward contract	$52	CAD	68	Bannockburn Global Forex, LLC	9/19/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	10/19/2022	(1)
Foreign currency forward contract	$49	CAD	63	Bannockburn Global Forex, LLC	11/17/2022	—
Foreign currency forward contract	$51	CAD	66	Bannockburn Global Forex, LLC	12/19/2022	(1)
Foreign currency forward contract	$8,507	CAD	11,000	Bannockburn Global Forex, LLC	12/19/2022	(137)
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
(g) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
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

The Company may conduct private offerings, subject to approval by the Company’s board of directors (the “Board”). The Company is conducting its second best efforts, continuous private offering of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor purchases shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. See Note 10 for additional information on the Company’s share activity.

On March 12, 2019, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”), for purposes of entering into a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. See Note 7 for additional information on the Credit Facility.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2021, the Company received return of capital distributions from its equity investments of zero and $551, respectively. For the three and nine months ended September 30, 2020, the Company did not receive any return of capital distributions from its equity investments.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $7,747 and $3,250 as of September 30, 2021 and December 31, 2020, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2021 totaled $3,963 and $7,651, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2020 totaled $129 and $1,815, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2021	2020
Interest income	$7,718	$2,923
PIK interest income	411	122
Dividend income (1)	55	18
Fee income	384	94
Prepayment gain (loss)	467	26
Accretion of discounts and amortization of premium	241	192
Total investment income	$9,276	$3,375

	Nine months ended September 30,
	2021	2020
Interest income	$16,750	$8,414
PIK interest income	767	205
Dividend income (2)	101	44
Fee income	839	94
Prepayment gain (loss)	851	91
Accretion of discounts and amortization of premium	629	466
Total investment income	$19,937	$9,314

(1) Includes PIK dividends of $45 and $18, respectively.
(2) Includes PIK dividends of $89 and $44, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled zero and $234 as of September 30, 2021 and December 31, 2020, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board at least quarterly and is generally based upon the Company’s earnings as estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2021 and December 31, 2020, the Company had unamortized deferred financing costs of $3,316 and $939, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2021 was $296 and $580, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2020 was $73 and $210, respectively.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2021, the Company recorded a net expense on the consolidated statements of operations of $7 and $14 for U.S. federal excise tax. For the three and nine months ended September 30, 2020, the Company recorded a net expense on the consolidated statements of operations of zero and $12, respectively, for U.S. federal excise tax. As of September 30, 2021 and December 31, 2020, the Company recorded an accrual for U.S. federal excise taxes of $81 and $67, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and nine months ended September 30, 2021 and 2020, the Company recorded a net tax expense of zero on the consolidated statements of operations for these Taxable Subsidiaries. As of September 30, 2021 and December 31, 2020, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2021. The 2018 through 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2021, except as disclosed in Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2021		December 31, 2020
Amortized Cost:
Senior secured loans	$478,715	94.9%	$177,053	93.1%
Unitranche secured loans	1,466	0.3	5,614	3.0
Junior secured loans	12,949	2.5	4,046	2.1
Equity securities	11,547	2.3	3,431	1.8
Total	$504,677	100.0%	$190,144	100.0%

	September 30, 2021		December 31, 2020
Fair Value:
Senior secured loans	$485,073	94.7%	$176,584	92.9%
Unitranche secured loans	1,485	0.3	5,677	3.0
Junior secured loans	13,171	2.6	4,334	2.3
Equity securities	12,558	2.4	3,541	1.8
Total	$512,287	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2021		December 31, 2020
Amortized Cost:
International	$38,464	7.6%	$12,176	6.3%
Midwest	101,055	20.0	31,172	16.4
Northeast	100,644	19.9	40,429	21.3
Southeast	118,937	23.6	38,547	20.3
Southwest	46,416	9.2	9,464	5.0
West	99,161	19.7	58,356	30.7
Total	$504,677	100.0%	$190,144	100.0%

	September 30, 2021		December 31, 2020
Fair Value:
International	$37,994	7.4%	$11,946	6.3%
Midwest	102,560	20.0	31,509	16.6
Northeast	101,367	19.8	40,109	21.1
Southeast	121,564	23.7	38,612	20.3
Southwest	46,676	9.1	8,920	4.7
West	102,126	20.0	59,040	31.0
Total	$512,287	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2021		December 31, 2020
Amortized Cost:
Aerospace & Defense	$26,700	5.3%	$4,702	2.5%
Automotive	24,005	4.7	3,933	2.1
Banking, Finance, Insurance & Real Estate	63,954	12.7	14,614	7.7
Beverage, Food & Tobacco	18,275	3.6	12,503	6.6
Capital Equipment	7,766	1.5	11,629	6.1
Construction & Building	12,912	2.6	3,434	1.8
Consumer Goods: Durable	17,818	3.5	3,787	2.0
Consumer Goods: Non-Durable	22,040	4.4	2,925	1.5
Containers, Packaging & Glass	2,029	0.4	1,957	1.0
Energy: Oil & Gas	4,099	0.8	3,408	1.8
Environmental Industries	7,640	1.5	1,000	0.5
Healthcare & Pharmaceuticals	69,308	13.7	22,424	11.8
High Tech Industries	62,578	12.4	29,929	15.7
Hotels, Gaming & Leisure	2,213	0.4	1,518	0.8
Media: Advertising, Printing & Publishing	19,545	3.9	15,010	7.9
Media: Broadcasting & Subscription	1,818	0.4	1,645	0.9
Media: Diversified & Production	21,206	4.2	2,972	1.6
Metals & Mining	—	—	846	0.4
Services: Business	61,953	12.3	18,361	9.6
Services: Consumer	29,600	5.9	15,048	7.9
Telecommunications	17,565	3.5	8,500	4.5
Transportation: Cargo	8,753	1.7	9,999	5.3
Wholesale	2,900	0.6	—	—
Total	$504,677	100.0%	$190,144	100.0%

	September 30, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$26,876	5.2%	$4,689	2.5%
Automotive	24,581	4.8	3,940	2.1
Banking, Finance, Insurance & Real Estate	64,371	12.6	14,762	7.8
Beverage, Food & Tobacco	18,357	3.6	12,452	6.6
Capital Equipment	7,894	1.5	11,777	6.2
Construction & Building	13,023	2.5	3,495	1.8
Consumer Goods: Durable	18,192	3.6	3,805	2.0
Consumer Goods: Non-Durable	22,356	4.4	2,925	1.5
Containers, Packaging & Glass	2,026	0.4	1,965	1.0
Energy: Oil & Gas	3,667	0.7	2,754	1.4
Environmental Industries	8,015	1.6	1,066	0.6
Healthcare & Pharmaceuticals	70,985	13.9	22,874	12.0
High Tech Industries	64,270	12.5	30,601	16.1
Hotels, Gaming & Leisure	2,255	0.4	1,518	0.8
Media: Advertising, Printing & Publishing	19,820	3.9	14,658	7.7
Media: Broadcasting & Subscription	1,821	0.3	1,672	0.9
Media: Diversified & Production	21,224	4.1	2,902	1.5
Metals & Mining	—	—	679	0.4
Services: Business	62,548	12.2	18,332	9.6
Services: Consumer	30,130	5.9	15,065	7.9
Telecommunications	17,788	3.5	8,325	4.4
Transportation: Cargo	9,118	1.8	9,880	5.2
Wholesale	2,970	0.6	—	—
Total	$512,287	100.0%	$190,136	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. All investments as of September 30, 2021 and December 31, 2020, were categorized as Level 3 investments.

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

The Board determined, in good faith, the fair value of the Company’s investment portfolio at September 30, 2021 in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$485,073	$485,073
Unitranche secured loans	—	—	1,485	1,485
Junior secured loans	—	—	13,171	13,171
Equity securities	—	—	12,558	12,558
Total investments	$—	$—	$512,287	$512,287
Foreign currency forward contracts asset (liability)	$—	$717	$—	$717

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$176,584	$176,584
Unitranche secured loans	—	—	5,677	5,677
Junior secured loans	—	—	4,334	4,334
Equity securities	—	—	3,541	3,541
Total investments	$—	$—	$190,136	$190,136
Foreign currency forward contracts asset (liability)	$—	$(157)	$—	$(157)

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.08% to 16.00% at September 30, 2021 and 4.40% to 16.00% at December 31, 2020. The maturity dates on the loans outstanding at September 30, 2021 range between December 2021 and July 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2021:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2021	$338,792	$1,474	$469	$5,491	$346,226
Net realized gain (loss) on investments	79	—	—	—	79
Net change in unrealized gain (loss) on investments	2,037	11	98	393	2,539
Purchases of investments and other adjustments to cost (1)	169,736	—	12,951	6,134	188,821
Proceeds from principal payments and sales of investments (2)	(25,031)	—	(347)	—	(25,378)
Reclassifications (3)	(540)	—	—	540	—
Balance as of September 30, 2021	$485,073	$1,485	$13,171	$12,558	$512,287

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136
Net realized gain (loss) on investments	151	—	—	—	151
Net change in unrealized gain (loss) on investments	6,467	(44)	(67)	1,262	7,618
Purchases of investments and other adjustments to cost (1)	353,327	99	12,967	7,788	374,181
Proceeds from principal payments and sales of investments (2)	(50,916)	(4,247)	(4,085)	(551)	(59,799)
Reclassifications (3)	(540)	—	22	518	—
Balance as of September 30, 2021	$485,073	$1,485	$13,171	$12,558	$512,287

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2021, attributable to Level 3 investments still held at September 30, 2021, was $2,965 and $7,856, respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2020, attributable to Level 3 investments still held at September 30, 2020, was $1,265 and ($2,887), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2021 and 2020.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2021 were as follows:

					Weighted
					Average		Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$314,452		Discounted cash flow	EBITDA multiples	8.6	x	5.5	x	19.5	x
				Market yields	7.7%		5.8%		14.0%
Senior secured loans	151,050		Discounted cash flow	Revenue multiples	9.5	x	0.5	x	18.5	x
				Market yields	7.9%		5.8%		14.4%
Unitranche secured loans	1,485		Discounted cash flow	Market yields	8.9%		8.9%		8.9%
Junior secured loans	10,671		Discounted cash flow	Market yields	19.4%		13.8%		25.6%
Junior secured loans	2,500		Discounted cash flow	Revenue multiples	16.3	x	16.3	x	16.3	x
				Market yields	12.0%		12.0%		12.0%
Equity securities	7,450		Enterprise value	EBITDA multiples	8.3	x	6.3	x	19.5	x
Equity securities	2,232		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	1,893		Enterprise value	Revenue multiples	11.1	x	5.5	x	18.5	x
Equity securities	204		Option pricing model	Volatility	42.5%		42.5%		42.5%
Total Level 3 Assets	$491,937	(1)

(1)	Excludes loans of $20,350 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of September 30, 2021 and December 31, 2020, the Company believes that the carrying value of its Credit Facility approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2021 were as follows:

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2021
Non-controlled affiliate company investments:
Second Avenue SFR Holdings II LLC (Revolver)	$—	$—	$642	$—	$—	$—	$—	$—	$642
Second Avenue SFR Holdings II LLC (Delayed Draw)	—	—	1,101	—	—	—	—	—	1,101
Second Avenue SFR Holdings II LLC (24.4% of interests)	—	—	734	—	—	—	—	—	734
	—	—	2,477	—	—	—	—	—	2,477
Total non-controlled affiliate company investments	$—	$—	$2,477	$—	$—	$—	$—	$—	$2,477

	Nine months ended September 30,
	2021			2020
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
Second Avenue SFR Holdings II LLC (Revolver)	$5	$—	$—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (Delayed Draw)	8	—	—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	13	—	—	n/a	n/a	n/a
Total non-controlled affiliate company investments	$13	$—	$—	n/a	n/a	n/a

The Company had no affiliated company or controlled affiliate company investments during the nine months ended September 30, 2020.

Note 6. Transactions with Related Parties

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

Prior to any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable quarterly in arrears. Base management fees for the three and nine months ended September 30, 2021 were $1,699 and $3,661, respectively. MC Advisors elected to voluntarily waive zero and $1,425 of such base management fees for the three and nine months ended September 30, 2021, respectively. Base management fees for the three and nine months ended September 30, 2020 were $617 and $1,716, respectively. MC Advisors elected to voluntarily waive $344 and $940 of such base management fees for the three and nine months ended September 30, 2020, respectively. There is no guarantee that MC Advisors will waive base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Part one incentive fees (1)	$771	$346	$1,924	$901
Part two incentive fees (2)	89	—	1,270	(132)
Incentive fees, excluding the impact of incentive fee waivers	860	346	3,194	769
Incentive fee waivers (3)	(569)	(346)	(1,722)	(901)
Total incentive fees, net of incentive fee waivers	$291	$—	$1,472	$(132)

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2021, the Company incurred $477 and $1,173 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $143 and $382, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2020, the Company incurred $262 and $742, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $82 and $242, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2021 and December 31, 2020, $143 and $91, respectively, of expenses were due to MC Management under the Administration Agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 221% and 333%, respectively.

The Company has a Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. On January 15, 2021, the Company amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, the Company increased the size of the commitments under the Credit Facility to $125,000 from $100,000. The Company made several additional increases to the size of the commitments under the Credit Facility during the nine months ended September 30, 2021, increasing the commitments to $150,000 on April 23, 2021, $180,000 on June 28, 2021, $235,000 on July 20, 2021, $285,000 on July 29, 2021 and to the now current $345,000 on August 18, 2021.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2021 and December 31, 2020, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $433,023 and $164,328, respectively, and these investments are identified on the consolidated schedules of investments. As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $237,300 and $58,900, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of September 30, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 3.5%, respectively.

The composition of the Company’s interest and other debt financing expenses and average outstanding balances were as follows:

	Three months ended September 30,
	2021	2020
Interest expense	$1,455	$392
Unused commitment fees	121	22
Amortization of deferred financing costs	296	73
Total interest and other debt financing expenses	$1,872	$487
Average debt outstanding	$172,808	$50,972

	Nine months ended September 30,
	2021	2020
Interest expense	$2,651	$1,355
Unused commitment fees	254	88
Amortization of deferred financing costs	580	210
Total interest and other debt financing expenses	$3,485	$1,653
Average debt outstanding	$104,051	$49,586

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2021 and December 31, 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	67	10/19/2021	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	11/17/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	12/17/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	1/18/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	2/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	63	3/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	4/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	5/18/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	6/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	68	7/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	9/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	10/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	65	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	11,403	12/19/2022	—	(165)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	145	10/19/2021	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2021	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	12/16/2021	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	691	—	Unrealized gain on foreign currency forward contracts
				$896	$(179)

	As of December 31, 2020
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	65	1/19/2021	$—	$(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	2/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	3/18/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	4/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	5/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	6/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	7/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/18/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	9/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	10/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	11/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	1/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	2/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	61	3/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	4/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	5/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	6/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	7/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	8/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	9/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	10/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	11/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	11,000	12/19/2022	—	(137)	Unrealized loss on foreign currency forward contracts
Total				$—	$(157)

For the three and nine months ended September 30, 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $748 and $874, respectively. For the three and nine months ended September 30, 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $17 and $14, respectively.

For the three and nine months ended September 30, 2020, the Company did not have any derivatives.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the nine months ended September 30, 2021 and 2020, respectively.

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Nine months ended September 30, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
May 6, 2021	May 6, 2021	May 13, 2021	0.20	3,841
May 6, 2021	May 14, 2021	June 30, 2021	0.13	2,576
May 6, 2021	June 1, 2021	June 30, 2021	0.07	1,472
July 1, 2021	July 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	August 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	September 1, 2021	September 30, 2021	0.06	1,884
Total distributions declared			$0.80	$15,503

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Nine months ended September 30, 2020:
May 13, 2020	May 13, 2020	May 20, 2020	$0.20	$1,764
August 6, 2020	August 6, 2020	August 13, 2020	0.20	2,116
Total distributions declared			$0.40	$3,880

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the nine months ended September 30, 2021 and 2020, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2021:
March 12, 2021	$9.94	77,598	$771
May 13, 2021	10.06	103,582	1,042
June 30, 2021	10.06	109,029	1,097
September 30, 2021	9.94	130,031	1,293
Total proceeds		420,240	$4,203

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2020:
March 17, 2020	$10.00	35,717	$357
May 20, 2020	9.49	53,408	507
August 13, 2020	9.70	62,063	602
Total proceeds		151,188	$1,466

Note 10. Stock Issuances

As of September 30, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following table summarizes the issuance of shares during the nine months ended September 30, 2021 and 2020:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
August 18, 2021	9.94	6,086,569	60,500
Total		14,181,114	$139,676

Date	NAV Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	9.29	1,580,867	14,686
August 17, 2020	9.50	1,049,263	9,968
Total		4,666,971	$45,023

During the nine months ended September 30, 2021, the Company also issued 420,240 shares, with an aggregate value of $4,203, under the DRIP as disclosed in Note 9. During the nine months ended September 30, 2020, the Company also issued 151,188 shares, with an aggregate value of $1,466, under the DRIP as disclosed in Note 9.

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2021 and December 31, 2020, the Company had $115,175 and $29,547, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of September 30, 2021.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Per share data:
Net asset value at beginning of period	$9.94	$10.00
Net investment income (loss) (1)	0.57	0.63
Net gain (loss) (1)	0.43	(0.30)
Net increase (decrease) in net assets resulting from operations (1)	1.00	0.33
Stockholder distributions declared (2)	(0.80)	(0.40)
Other (3)	(0.08)	(0.13)
Net asset value at end of period	$10.06	$9.80
Total return based on average net asset value (4)	9.61%	3.54%
Ratio/Supplemental data:
Net assets at end of period	$286,012	$114,639
Shares outstanding at end of period	28,428,870	11,692,690
Portfolio turnover (5)	18.77%	7.58%
Ratio of total investment income to average net assets (6)	12.73%	13.42%
Ratio of expenses to average net assets with waivers (6) (7)	5.14%	4.51%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2021 and 2020, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2021 and 2020. These ratios have been annualized unless otherwise noted.

	September 30, 2021	September 30, 2020
Ratio of expenses to average net assets without waivers (6)	6.87%	6.83%
Ratio of net investment income (loss) to average net assets without waivers (6)	5.86%	6.59%
Ratio of net investment income (loss) to average net assets with waivers (6)	7.59%	8.91%

Note 13. Subsequent Events

The Company has evaluated subsequent events through November 10, 2021, the date on which the consolidated financial statements were issued.

On October 1, 2021, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
October 1, 2021	December 30, 2021	$0.0667
November 1, 2021	December 30, 2021	0.0667
December 1, 2021	December 30, 2021	0.0666
Total dividends declared		$0.2000

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of the decommissioning of London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of September 30, 2021, our portfolio included approximately 94.7% senior secured loans, 0.3% unitranche secured loans, 2.6% junior secured loans and 2.4% equity securities, compared to December 31, 2020, when our portfolio included approximately 92.9% senior secured loans, 3.0% unitranche secured loans, 2.3% junior secured loans and 1.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
August 18, 2021	9.94	6,086,569	60,500
Total		14,181,114	$139,676

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

Expenses

Our primary operating expenses include the payment of base management and incentive fees to MC Advisors under the investment advisory agreement entered into on December 5, 2018 (the “Investment Advisory Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement entered into on December 5, 2018 (the “Administration Agreement”), and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory Agreement and Administration Agreement. Our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss)

We recognize realized gains or losses on investments, foreign currency forward contracts and foreign currency and other transactions based on the difference between the net proceeds from the disposition and the cost basis without regard to unrealized gains or losses previously recognized within net realized gain (loss) on the consolidated statements of operations. We record current period changes in fair value of investments, foreign currency forward contracts, foreign currency and other transactions within net change in unrealized gain (loss) on the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended September 30, 2021, we invested $139.0 million in 15 new portfolio companies, and $49.2 million in 19 existing portfolio companies, and had $25.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $162.8 million for the period.

During the nine months ended September 30, 2021, we invested $313.5 million in 42 new portfolio companies, and $59.3 million in 23 existing portfolio companies, and had $59.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $313.0 million for the period.

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

The following table shows portfolio yield by security type:

	September 30, 2021		December 31, 2020
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.6%	7.6%	7.7%	7.7%
Unitranche secured loans	9.0	9.0	7.3	7.4
Junior secured loans	12.6	12.6	9.7	9.7
Equity securities	8.8	8.8	8.3	8.3
Total	7.7%	7.7%	7.7%	7.7%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	September 30, 2021		December 31, 2020
Fair Value:
Senior secured loans	$485,073	94.7%	$176,584	92.9%
Unitranche secured loans	1,485	0.3	5,677	3.0
Junior secured loans	13,171	2.6	4,334	2.3
Equity securities	12,558	2.4	3,541	1.8
Total	$512,287	100.0%	$190,136	100.0%

Our portfolio composition and contractual and effective yield remained relatively consistent with December 31, 2020.

The following table shows our portfolio composition by industry (in thousands):

	September 30, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$26,876	5.2%	$4,689	2.5%
Automotive	24,581	4.8	3,940	2.1
Banking, Finance, Insurance & Real Estate	64,371	12.6	14,762	7.8
Beverage, Food & Tobacco	18,357	3.6	12,452	6.6
Capital Equipment	7,894	1.5	11,777	6.2
Construction & Building	13,023	2.5	3,495	1.8
Consumer Goods: Durable	18,192	3.6	3,805	2.0
Consumer Goods: Non-Durable	22,356	4.4	2,925	1.5
Containers, Packaging & Glass	2,026	0.4	1,965	1.0
Energy: Oil & Gas	3,667	0.7	2,754	1.4
Environmental Industries	8,015	1.6	1,066	0.6
Healthcare & Pharmaceuticals	70,985	13.9	22,874	12.0
High Tech Industries	64,270	12.5	30,601	16.1
Hotels, Gaming & Leisure	2,255	0.4	1,518	0.8
Media: Advertising, Printing & Publishing	19,820	3.9	14,658	7.7
Media: Broadcasting & Subscription	1,821	0.3	1,672	0.9
Media: Diversified & Production	21,224	4.1	2,902	1.5
Metals & Mining	—	—	679	0.4
Services: Business	62,548	12.2	18,332	9.6
Services: Consumer	30,130	5.9	15,065	7.9
Telecommunications	17,788	3.5	8,325	4.4
Transportation: Cargo	9,118	1.8	9,880	5.2
Wholesale	2,970	0.6	—	—
Total	$512,287	100.0%	$190,136	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	498,243	97.3
3	13,571	2.6
4	473	0.1
5	—	—
Total	$512,287	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	177,595	93.4
3	12,307	6.5
4	234	0.1
5	—	—
Total	$190,136	100.0%

As of September 30, 2021, we had no borrowers with a loan on non-accrual status. As of December 31, 2020, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.2 million in fair value, or 0.1% of our total investments at fair value.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30,
	2021	2020
Total investment income	$9,276	$3,375
Total expenses, net of fee waivers	4,354	1,037
Net investment income before income taxes	4,922	2,338
Income taxes, including excise taxes	7	—
Net investment income	4,915	2,338
Net realized gain (loss) on investments	79	12
Net realized gain (loss) on foreign currency forward contracts	17	—
Net realized gain (loss) on foreign currency and other transactions	(5)	—
Net realized gain (loss)	91	12
Net change in unrealized gain (loss) on investments	2,539	1,245
Net change in unrealized gain (loss) on foreign currency forward contracts	748	—
Net change in unrealized gain (loss)	3,287	1,245
Net increase (decrease) in net assets resulting from operations	$8,293	$3,595

	Nine months ended September 30,
	2021	2020
Total investment income	$19,937	$9,314
Total expenses, net of fee waivers	8,411	3,084
Net investment income before income taxes	11,526	6,230
Income taxes, including excise taxes	14	12
Net investment income	11,512	6,218
Net realized gain (loss) on investments	151	12
Net realized gain (loss) on foreign currency forward contracts	14	—
Net realized gain (loss) on foreign currency and other transactions	(46)	—
Net realized gain (loss)	119	12
Net change in unrealized gain (loss) on investments	7,618	(2,945)
Net change in unrealized gain (loss) on foreign currency forward contracts	874	—
Net change in unrealized gain (loss)	8,492	(2,945)
Net increase (decrease) in net assets resulting from operations	$20,123	$3,285

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2021	2020
Interest income	$7,718	$2,923
PIK interest income	411	122
Dividend income (1)	55	18
Fee income	384	94
Prepayment gain (loss)	467	26
Accretion of discounts and amortization of premium	241	192
Total investment income	$9,276	$3,375

	Nine months ended September 30,
	2021	2020
Interest income	$16,750	$8,414
PIK interest income	767	205
Dividend income (2)	101	44
Fee income	839	94
Prepayment gain (loss)	851	91
Accretion of discounts and amortization of premium	629	466
Total investment income	$19,937	$9,314

(1)	Includes PIK dividends of $45 and $18, respectively.
(2)	Includes PIK dividends of $89 and $44, respectively.

The increase in investment income of $5.9 million and $10.6 million during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, is primarily due to the growth of our investment portfolio and an increase in prepayment gains and fee income.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2021	2020
Interest and other debt financing expenses	$1,872	$487
Base management fees, net of base management fee waivers (1)	1,699	273
Incentive fees, net of incentive fee waivers (2)	291	—
Professional fees	155	105
Administrative service fees	143	82
General and administrative expenses	179	75
Directors’ fees	15	15
Total expenses, net of fee waivers	$4,354	$1,037

	Nine months ended September 30,
	2021	2020
Interest and other debt financing expenses	$3,485	$1,653
Base management fees, net of base management fee waivers (1)	2,236	776
Incentive fees, net of incentive fee waivers (2)	1,472	(132)
Professional fees	419	286
Administrative service fees	382	242
General and administrative expenses	372	214
Directors’ fees	45	45
Total expenses, net of fee waivers	$8,411	$3,084

(1)	Base management fees for the three and nine months ended September 30, 2021 were $1,699 and $3,661, respectively. MC Advisors elected to voluntarily waive zero and $1,425 of such base management fees for the three and nine months ended September 30, 2021, respectively. Base management fees for the three and nine months ended September 30, 2020 were $617 and $1,716, respectively. MC Advisors elected to voluntarily waive $344 and $940 of such base management fees for the three and nine months ended September 30, 2020, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three months ended September 30, 2021 were $860, comprised of part one incentive fees of $771 and part two capital gains incentive fees of $89. Incentive fees for the nine months ended September 30, 2021 were $3,194, comprised of part one incentive fees of $1,924 and part two capital gains incentive fees of $1,270. MC Advisors elected to voluntarily waive the part one incentive fees of $569 and $1,722 during the three and nine months ended September 30, 2021. Incentive fees for the three months ended September 30, 2020 were $346, comprised solely of part one incentive fees, which MC Advisors elected to voluntarily waive. Incentive fees for the nine months ended September 30, 2020 were $769, comprised of part one incentive fees of $901 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $901 during the nine months ended September 30, 2020. There is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

The composition of our interest and other debt financing expenses and average outstanding balances were as follows (in thousands):

	Three months ended September 30,
	2021	2020
Interest expense	$1,455	$392
Unused commitment fees	121	22
Amortization of deferred financing costs	296	73
Total interest and other debt financing expenses	$1,872	$487
Average debt outstanding	$172,808	$50,972

	Nine months ended September 30,
	2021	2020
Interest expense	$2,651	$1,355
Unused commitment fees	254	88
Amortization of deferred financing costs	580	210
Total interest and other debt financing expenses	$3,485	$1,653
Average debt outstanding	$104,051	$49,586

The increase in total expenses of $3.3 million and $5.3 million during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, is primarily the result of an increase in interest expense as average borrowings increased to support the growth of the portfolio and an increase in base management and incentive fees, net of waivers.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2021, we recorded a net expense on the consolidated statements of operations of $7 thousand and $14 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2020, we recorded a net expense on the consolidated statements of operations of zero and $12 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and nine months ended September 30, 2021 and 2020, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended September 30, 2021 and 2020, we had sales of investments of $0.9 million and $1.9 million, respectively, resulting in $79 thousand and $12 thousand of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2021 and 2020, we had sales of investments of $7.6 million and $1.9 million, respectively, resulting in $151 thousand and $12 thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2021 and 2020, we had $17 thousand and zero net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2021 and 2020, we had $14 thousand and zero of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2021 and 2020, we had ($5) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2021 and 2020, we had ($46) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2021 and 2020, our investments had $2.5 million and $1.2 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

The majority of the net change in unrealized gains on investments during the three months ended September 30, 2021 was attributable to broad market movements or improvements in fundamental performance at our portfolio companies. We estimate that during the three months ended September 30, 2020, we recorded net change in unrealized gains of $1.6 million attributable to broad market movements and widening of credit spreads. These increases in value were offset by ($0.4) million in unrealized losses attributable to specific credit or fundamental performance of certain underlying portfolio companies, a significant portion of which is a result of the impact of the COVID-19 pandemic on individual credit performance.

For the nine months ended September 30, 2021 and 2020, our investments had $7.6 million and ($2.9) million of net change in unrealized gain (loss), respectively. We estimate approximately $6.9 million of the net change in unrealized gains on investments during the nine months ended September 30, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $0.7 million in net change in unrealized gains was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

We estimate that during the nine months ended September 30, 2020, we recorded net change in unrealized losses of ($1.4) million attributable to broad market movements and widening of credit spreads. Additionally, we estimate approximately ($1.5) million of the net change in unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance.

For the three months ended September 30, 2021 and 2020, our foreign currency forward contracts had $0.8 million and zero of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2021 and 2020, our foreign currency forward contracts had $0.9 million and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $8.3 million and $3.6 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $0.33 and $0.32, respectively.

For the nine months ended September 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $20.1 million and $3.3 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $1.00 and $0.33, respectively. The $16.8 million increase during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is primarily the result of increased net investment income due to the significant portfolio growth and net unrealized mark-to-market gains on investments in the portfolio during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, where investments in the portfolio experienced significant net unrealized mark-to-market losses, primarily as a result of market volatility and deterioration of fundamental performance on certain portfolio companies related to the COVID-19 pandemic.

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

As of September 30, 2021, we had $5.2 million in cash, $5.6 million in restricted cash at the SPV, and $237.3 million debt outstanding on our revolving credit facility. We had $107.7 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, our asset coverage ratio based on aggregate borrowings outstanding was 221% and 333%, respectively.

Cash Flows

For the nine months ended September 30, 2021 and 2020, we experienced a net increase in cash and restricted cash of $4.8 million and $4.4 million, respectively. For the nine months ended September 30, 2021 and 2020, operating activities used $299.0 million and $54.7 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments. During the nine months ended September 30, 2021 and 2020, we generated $303.8 million and $59.0 million from financing activities, primarily as a result of net borrowings on our revolving credit facility and issuance of common stock, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of September 30, 2021 and December 31, 2020, we had 28,428,870 and 13,827,515 shares outstanding, respectively.

Borrowings

We have a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association through our wholly owned subsidiary, the SPV. On January 15, 2021, we amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, we increased the size of the commitments under the Credit Facility to $125.0 million from $100.0 million. We made several additional increases to the size of the commitments under the Credit Facility during the nine months ended September 30, 2021, increasing the commitments to $150.0 million on April 23, 2021, $180.0 million on June 28, 2021, $235.0 million on July 20,2021, $285.0 million on July 29, 2021 and to the now current $345.0 million on August 18, 2021.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2021 and December 31, 2020, the fair value of our investments held in the SPV as collateral for the Credit Facility was $433.0 million and $164.3 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of September 30, 2021 and December 31, 2020, we had outstanding borrowings under the Credit Facility of $237.3 million and $58.9 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of September 30, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 3.5%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2021 totaled $4.8 million ($0.20 per share) and $15.5 million ($0.80 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2020 totaled $2.1 million ($0.20 per share) and $3.9 million ($0.40 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board, is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, totaling $115.2 million and $29.5 million, respectively. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On October 1, 2021, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
October 1, 2021	December 30, 2021	$0.0667
November 1, 2021	December 30, 2021	0.0667
December 1, 2021	December 30, 2021	0.0666
Total dividends declared		$0.2000

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

As of September 30, 2021, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the three and nine months ended September 30, 2021, we accrued capital gains incentive fees of $89 thousand and $1,270 thousand, respectively based on the performance of our portfolio, $14 thousand and $21 thousand, respectively, of which was payable to MC Advisors as a result of realized gains. The remaining $75 thousand and $1,249 thousand, respectively, was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the nine months ended September 30, 2020, we reversed the accrual of the capital gains incentive fee based on the performance of our portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

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

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate our credit facility and other credit facilities into which we may enter in the future. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(10)	$—	$(10)
Up 100 basis points	577	1,377	(800)
Up 200 basis points	5,186	3,750	1,436
Up 300 basis points	9,835	6,123	3,712

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

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of September 30, 2021, we had foreign currency forward contracts in place for CAD 12.4 million and AUD 19.6 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2021, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

If high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments as of September 30, 2021 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of September 30, 2021 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after September 30, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and has affected, and may continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

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

The interest rates of our revolving credit facility and term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after these dates. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates ("IBORs"). In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, we may need to renegotiate our Credit Facility and the credit agreements extending beyond the date with which the tenor of their associated LIBOR will no longer be available with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2021, we issued 6,086,569 shares of our common stock, par value $0.01 per share, at a price of $9.94 per share for proceeds of $60,500,500.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

10.1	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(3)

10.2	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(4)

10.3	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 22, 2021.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2021.

(5)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 19, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2021	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: November 10, 2021	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation