Form 10-K
period 2021-12-31
Monroe Capital Income Plus Corp
filed 2022-03-14
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of December 31, 2021, there was no established public market for the Registrant’s common stock.

As of March 11, 2022, the registrant had 36,565,162 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

We are conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration of the Securities Act (the “Second Private Offering”). At each closing, an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of an initial private offering (the “Initial Private Offering”) on January 15, 2019 (the “Initial Closing Date”). On November 16, 2020, we held the final closing of our Initial Private Offering. In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million. In connection with the Second Private Offering, as of December 31, 2021, we have issued 22,141,054 shares of common stock to our investors for an aggregate purchase price of $219.8 million.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
Total		22,141,054	$219,753

OVERVIEW OF OUR BUSINESS

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations (“CLO”) facilities, asset-backed securities and other securitized products and warehouse loan facilities (“Securitized Products”); (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets.

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

Since the commencement of operations, we have grown the fair value of our portfolio of investments to approximately $704.9 million at December 31, 2021. Our portfolio at December 31, 2021 consists of 96 different portfolio companies and holdings include senior secured loans, unitranche secured loans, junior secured loans and equity investments. As of December 31, 2021, our portfolio included approximately 90.5% senior secured loans, 4.3% unitranche secured loans, 2.6% junior secured loans and 2.6% equity securities. As of December 31, 2021, we have borrowed $348.6 million under our revolving credit facility.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig, Lewis W. (“Mick”) Solimene, Jr. and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors.

Our investment committee is composed of Mr. Koenig, Mr. Peck and Michael J. Egan. The investment committee is also advised by certain senior investment professionals of Monroe Capital from time to time. The investment committee has substantial experience in lending and investing through multiple economic cycles and intends to utilize the established asset management infrastructure and extensive direct lending relationships of MC Advisors to generate proprietary private credit deal flow. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2021, Monroe Capital’s investment professionals invested in over 1,500 loans and related investments in an aggregate amount of over $25.0 billion.

In addition to his role with Monroe Capital and MC Advisors, Mr. Koenig serves as Chairman of our Board and is considered an interested director. Mr. Koenig has more than 35 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Peck has more than 25 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Mr. Egan is a senior investment professional at Monroe Capital. Mr. Egan has more than 35 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. Solimene has more than 35 years of experience in commercial finance, commercial lending and investment banking at Allstate Investments, Macquarie Capital, Ernst & Young Corporate Finance LLC and Bank of America.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2022, Monroe Capital had approximately $12.7 billion in assets under management. Over its eighteen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 475 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2021, Monroe Capital’s investment professionals invested in over 1,500 loans and related investments in an aggregate amount of over $25.0 billion. The senior investment team of Monroe Capital averages more than 30 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. We do not target any specific industry, however, as of December 31, 2021, our investments in the Services: Business; High Tech Industries; Banking, Finance, Insurance & Real Estate; Healthcare & Pharmaceuticals; and Media: Advertising, Printing & Publishing industries represented approximately 13.3%, 11.5%, 11.4%, 11.1% and 11.1% respectively, of the fair value of our portfolio.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 150 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by Theodore L. Koenig, our Chairman and Chief Executive Officer, and Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2021, Monroe Capital’s investment professionals invested in over 1,500 loans and related investments in an aggregate amount of over $25.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2021. Monroe Capital’s over 1,500 previously executed transactions, over 475 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $25.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2021, as well as the top ten industries in which we were invested as of December 31, 2021, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Express Wash Acquisition Company, LLC	$20,185	2.9%
Madison Logic, Inc.	20,031	2.8
CyberGrants Holdings, LLC	18,500	2.6
95 Percent Buyer, LLC	18,390	2.6
VHT Solutions	17,640	2.5
New Engen, Inc.	17,638	2.5
Arizona Natural Resources, LLC	16,717	2.4
ecMarket Inc. and Conexiom US Inc.	16,141	2.3
Optomi, LLC	15,632	2.2
Acquia Inc.	15,545	2.2
Total	$176,419	25.0%

Industry	Fair Value of Investments	Percentage of Total Investments
Services: Business	$93,582	13.3%
High Tech Industries	81,220	11.5
Banking, Finance, Insurance & Real Estate	80,177	11.4
Healthcare & Pharmaceuticals	78,589	11.1
Media: Advertising, Printing & Publishing	78,300	11.1
Telecommunications	40,656	5.8
Services: Consumer	37,319	5.3
Media: Diversified & Production	34,428	4.9
Automotive	25,864	3.7
Consumer Goods: Non-Durable	24,777	3.5
Total	$574,912	81.6%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

Origination. MC Advisors develops investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with seven offices in the United States and one in South Korea. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors generally seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4 or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	693,017	98.3
3	11,459	1.6
4	414	0.1
5	—	—
Total	$704,890	100.0%

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

The base management fee is payable quarterly in arrears and commenced with the initial closing of the Private Offering. The base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following any future quotation or listing of our securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of our securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash).

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Board most recently reapproved the Administration Agreement on November 8, 2021. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Board Approval of the Investment Advisory Agreement

At a virtual meeting of our Board held on November 8, 2021, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to reapprove the Investment Advisory Agreement in accordance with the requirements of the 1940 Act. In reliance upon certain exemptive relief provided by the SEC in connection with the COVID-19 pandemic, the Board undertook to ratify the Investment Advisory Agreement at its next person meeting. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

LIQUIDITY OPTIONS

From time to time, commencing after January 15, 2022, we may offer stockholders the opportunity to participate in a liquidity event which could include, among other options: (i) a share repurchase program; (ii) optional exchange of outstanding shares of common stock for shares of Monroe Capital Corporation, a publicly traded BDC (“MRCC”) that is also externally managed by MC Advisors; (iii) a merger or another transaction approved by the Board in which stockholders will receive cash or shares of a listed company; (iv) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (v) an orderly wind down and/or liquidation.

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of our outstanding shares of common stock on a quarterly basis commencing after January 15, 2022. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. In addition, participation by certain investors in such repurchase offers will be subject to any applicable lock-up period pursuant to each such investor’s subscription agreement. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that we will have sufficient cash to repurchase shares on a quarterly basis or at all. Such repurchase offerings may be subject to additional limitations that will be described in detail in the applicable repurchase offer documents. For a discussion of our share repurchase program, see “— Share Repurchase Program.”

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

SHARE REPURCHASE PROGRAM

Subject to the discretion of the Board, we intend to commence a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as determined within 48 hours of the expiration of the repurchase offer. There is no repurchase priority for a stockholder under the circumstances of death or disability of such stockholder. Participation by certain stockholders in such repurchase offers will be subject to any applicable lock-up period pursuant to each such stockholder’s subscription agreement.

Stockholders may seek to tender all of the shares of common stock that they own. In the event the amount of shares tendered exceeds the repurchase offer amount, we may, in our sole discretion, either accept the additional duly tendered shares permitted to be accepted pursuant to Rule 13e-4 under the Exchange Act, or repurchase shares on a pro rata basis in accordance with the number of shares tendered by each shareholder. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Maryland law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase shares on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of our Board, including independent directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our stockholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that a stockholder requests to have repurchased. If we do not repurchase the full amount of a stockholder’s shares that the stockholder has requested to be repurchased, or we determine not to make repurchases of our shares, such stockholder will likely not be able to dispose of its shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.

The Company will repurchase shares from stockholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Company and to all stockholders. When the Board determines that the Company will repurchase shares, notice will be provided to stockholders describing the terms of the offer, containing information stockholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Stockholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain the Company’s most recent net asset value per share by viewing the documents we file with the SEC, through its EDGAR page at http://www.sec.gov. However, the per share purchase price used in our repurchase offers will generally reflect our net asset value per share as determined within 48 hours of the expiration of the repurchase offer, so stockholders will not know the exact price of shares in the tender offer when they make their decision whether to tender their shares.

Repurchases of shares from stockholders by the Company will be paid in cash promptly after the determination of the relevant net asset value per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from stockholders by the applicable repurchase offer deadline. The Company does not impose any charges in connection with repurchases of shares.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

Payment for repurchased shares may require us to liquidate portfolio holdings earlier than MC Advisors would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. MC Advisors intends to take measures, subject to policies as may be established by the Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares.

INFORMATION TECHNOLOGY

We utilize a number of industry standard practices and software packages to secure, protect, manage and back up all corporate data. We outsource portions of our information technology function to efficiently monitor and maintain our systems. Also, we conduct a daily backup of our systems to ensure the security and stability of the network.

ELECTION TO BE TAXED AS A RIC

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). Generally, we would expect these distributions to be taxable to our stockholders as ordinary income and not to be eligible for the reduced maximum tax rates associated with qualified dividends.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to U.S. federal income tax at corporate rates for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2021, 2020 and 2019, we recorded ($1) thousand, $72 thousand and $20 thousand on our consolidated statements of operations for U.S. federal excise taxes.

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

Because any original issue discount or other amounts accrued are included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

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

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), under the Code, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% U.S. federal excise tax.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or a “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in its income, it will be required to distribute such income to maintain RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

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

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and certain relief provisions are not available, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to U.S. federal income tax at corporate rates, reducing the amount available to be distributed to our stockholders. See “Failure to Qualify as a RIC” below for more information.

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

Failure to Qualify as a RIC

If we fail the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which, among other things may require us to pay certain U.S. federal income taxes or to dispose of certain assets). If we are unable to qualify for treatment as a RIC and is unable to cure the failure, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. In the event of such a failure to qualify, distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to U.S. federal income tax at corporate rates on such built-in gains if and when recognized over the next ten years (or shorter applicable period). Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

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

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed to the extent permitted by law without stockholder approval.

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

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31, 2021, affiliates of MC Advisors manage other assets in 11 closed-end funds, two small business investment companies and 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that may be suitable for us and such other investment funds or other investment vehicles.

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

Summary Risk Factors

Risks Relating to Our Business and Structure

•	We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

•	Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of MC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.

•	Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.

•	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•	We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

•	An extended disruption in the capital markets and the credit markets could negatively affect our business.

•	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

•	Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

•	We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

•	The interest rates of our revolving credit facility and term loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

•	We are exposed to risks associated with changes in interest rates.

•	Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

•	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

•	There are significant financial and other resources necessary to comply with the requirements of being a public reporting entity.

•	The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

•	The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

Risks Related to Our Investments

•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•	Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

•	Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•	Our portfolio companies consists primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

•	We may be subject to risks associated with our investments in senior loans, junior debt securities, “covenant-lite” loans, unitranche secured loans and securities, bank loans, and securitized products.

•	The lack of liquidity in our investments may adversely affect our business.

•	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

•	Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

•	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

•	Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

•	Defaults by our portfolio companies will harm our operating results.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•	Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

Risks Relating to Our Common Stock

•	There is currently no public market for our stock, and the liquidity of your investment is limited.

•	Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

•	The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

•	We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

•	We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

•	We may defer dividends to a subsequent taxable year.

•	For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

•	Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

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

As of December 31, 2021, MC Advisors manages other assets in MRCC, and affiliates of MC Advisors manage other assets in 11 closed-end funds, two small business investment companies and 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

As a BDC, it is necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the private capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The private capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

We may need additional capital to fund new investments and grow our portfolio of investments. As such, we are offering our common stock in a continuous private offering pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended, and have entered into a revolving credit facility in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market-to-market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments.

We could raise capital through other channels.

The Board may determine to raise additional capital through other channels, including through additional private offerings, public offerings or a liquidity event. Capital raised through other channels could subject us to additional regulatory requirements. These additional provisions could, among other things, affect our stockholders and limit the ability of the Company and MC Advisors to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements. For example, we have submitted an application to the SEC requesting exemptive relief that would permit us to offer multiple classes of common stock that may have varying sales loads and asset-based service and/or distribution fees. To the extent we receive such relief and offer multiple class of shares, we will be subject to additional regulatory requirements and will incur additional costs related to such additional regulatory requirements. No assurances can be given that we will receive such requested exemptive relief.

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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-22.72%	-12.92%	-3.12%	6.68%	16.48%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $724.3 million in total assets, $354.8 million in debt outstanding, of which $348.6 million is senior securities outstanding, $369.5 million in net assets and an average cost of funds of 3.25%, which was the weighted average interest rate of borrowings on our revolving credit facility as of December 31, 2021. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2021 total portfolio assets of at least 1.59%.

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

As of December 31, 2021, a substantial portion of our assets were held in the MC Income Plus Financing SPV, LLC (the “SPV”), our wholly owned subsidiary, were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

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

To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition, tax position and results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Additionally, the COVID-19 pandemic, or any other outbreak of epidemic disease, has had and may continue to have a significant adverse impact on the fair value of our investments. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic, or any other outbreak of epidemic disease, and the resulting measures taken in response thereto.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

As a result of the COVID-19 pandemic, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments as of December 31, 2021 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of December 31, 2021 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after December 31, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and has affected, and may continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged ) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

We and our service providers may be impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which could obstruct the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions, including as a result of the current COVID-19 pandemic or other global events, and may be unable to repay our loans during these periods. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Our portfolio companies consists primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

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

We may be subject to risks associated with our investments in senior secured loans.

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

As of December 31, 2021, our investments in the Services: Business; High Tech Industries; Banking, Finance, Insurance & Real Estate; Healthcare & Pharmaceuticals; and Media: Advertising, Printing & Publishing industries represented approximately 13.3%, 11.5%, 11.4%, 11.1% and 11.1% respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Policy changes on the local, state and federal level, such as the expansion of the government’s role in these industries and changes to tax laws affecting these industries, could fundamentally change the dynamics of these industries. We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

We may be subject to risks associated with our investments in the advertising, printing & publishing industry.

Portfolio companies in the advertising, printing & publishing industry are subject to many risks, including a competitive marketplace, negative impact of regulation, changing technology, and difficulty in obtaining financing. Portfolio companies in the advertising, printing & publishing industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the advertising, printing & publishing sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2021, PIK interest and PIK dividends comprised approximately 4.0% and 0.5% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the territory or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

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

The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other territory of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that these investments would focus on the same investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

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

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

The Board may not approve share repurchases, and any approval is in the Board’s discretion. You may not be able to sell your shares at all in the event the Board does not approve share repurchases, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Articles of Amendment and Restatement or otherwise to effect a liquidity event at any time. The share repurchase program has many limitations and will be subject to compliance with applicable covenants and restrictions under our financing arrangements and regulatory restrictions, and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of our common stock will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell shares to us as part of our periodic share repurchase program, the stockholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

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

As a BDC, we will not be required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of its investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains recognized for preceding years, but were not distributed during such years and on which we paid no corporate-level U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; Boston, Massachusetts; Naples, Florida; and Seoul, South Korea. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser is currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. As of March 11, 2022, there were 1,897 holders of record of our common stock. Except as previously reported by us on our current reports on Form 8-K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

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

ITEM 6. [RESERVED]

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of December 31, 2021, our portfolio included approximately 90.5% senior secured loans, 4.3% unitranche secured loans, 2.6% junior secured loans and 2.6% equity securities, compared to December 31, 2020, when our portfolio included approximately 92.9% senior secured loans, 3.0% unitranche secured loans, 2.3% junior secured loans and 1.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

We are conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (the “Second Private Offering”). At each closing an investor purchases shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors are required to fund their full subscription to purchase shares of our common stock. On November 16, 2020, we held the final closing of our initial private offering (the “Initial Private Offering”). In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million. In connection with the Second Private Offering, as of December 31, 2021, we have issued 22,141,054 shares of common stock to our investors for an aggregate purchase price of $219.8 million.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
Total		22,141,054	$219,753

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

Portfolio and Investment Activity

During the year ended December 31, 2021, we invested $488.5 million in 54 new portfolio companies, $103.7 million in 31 existing portfolio companies and had ($89.2) million in aggregate amount of sales and principal repayments, resulting in net investments of $503.0 million for the year.

During the year ended December 31, 2020, we invested $106.5 million in 30 new portfolio companies, $10.9 million in 17 existing portfolio companies and had $28.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $89.3 million for the year.

During the year ended December 31, 2019, we invested $104.4 million in 39 new portfolio companies and had $4.6 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $99.8 million for the year.

The following table shows portfolio yield by security type:

	December 31, 2021		December 31, 2020
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.6%	7.6%	7.7%	7.7%
Unitranche secured loans	7.9	8.4	7.3	7.4
Junior secured loans	11.4	11.4	9.7	9.7
Equity securities	8.6	8.6	8.3	8.3
Total	7.6%	7.6%	7.7%	7.7%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$638,120	90.5%	$176,584	92.9%
Unitranche secured loans	30,161	4.3	5,677	3.0
Junior secured loans	18,580	2.6	4,334	2.3
Equity securities	18,029	2.6	3,541	1.8
Total	$704,890	100.0%	$190,136	100.0%

Our portfolio composition and contractual and effective yield remained relatively consistent with December 31, 2020.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$22,358	3.2%	$4,689	2.5%
Automotive	25,864	3.7	3,940	2.1
Banking, Finance, Insurance & Real Estate	80,177	11.4	14,762	7.8
Beverage, Food & Tobacco	19,032	2.7	12,452	6.6
Capital Equipment	10,270	1.4	11,777	6.2
Construction & Building	19,202	2.7	3,495	1.8
Consumer Goods: Durable	18,420	2.6	3,805	2.0
Consumer Goods: Non-Durable	24,777	3.5	2,925	1.5
Containers, Packaging & Glass	2,029	0.3	1,965	1.0
Energy: Oil & Gas	3,591	0.5	2,754	1.4
Environmental Industries	13,271	1.9	1,066	0.6
Healthcare & Pharmaceuticals	78,589	11.1	22,874	12.0
High Tech Industries	81,220	11.5	30,601	16.1
Hotels, Gaming & Leisure	2,318	0.3	1,518	0.8
Media: Advertising, Printing & Publishing	78,300	11.1	14,658	7.7
Media: Broadcasting & Subscription	1,859	0.3	1,672	0.9
Media: Diversified & Production	34,428	4.9	2,902	1.5
Metals & Mining	—	—	679	0.4
Services: Business	93,582	13.3	18,332	9.6
Services: Consumer	37,319	5.3	15,065	7.9
Telecommunications	40,656	5.8	8,325	4.4
Transportation: Cargo	14,646	2.1	9,880	5.2
Wholesale	2,982	0.4	—	—
Total	$704,890	100.0%	$190,136	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	693,017	98.3
3	11,459	1.6
4	414	0.1
5	—	—
Total	$704,890	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	177,595	93.4
3	12,307	6.5
4	234	0.1
5	—	—
Total	$190,136	100.0%

As of December 31, 2021 we had no borrowers with a loan on non-accrual status. As of December 31, 2020, we had one borrower with a loan on non-accrual status (Fieldwood Energy, LLC) totaling $0.2 million in fair value, or 0.1% of our total investments at fair value.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Total investment income	$32,133	$13,076	$3,888
Total expenses, net of fee waivers and expense reimbursement	14,405	4,019	1,586
Net investment income before income taxes	17,728	9,057	2,302
Income taxes, including excise taxes	(1)	72	20
Net investment income	17,729	8,985	2,282
Net realized gain (loss) on investments	488	15	5
Net realized gain (loss) on foreign currency forward contracts	29	—	—
Net realized gain (loss) on foreign currency and other transactions	(47)	31	—
Net realized gain (loss)	470	46	5
Net change in unrealized gain (loss) on investments	8,982	(884)	876
Net change in unrealized gain (loss) on foreign currency forward contracts	742	(157)	—
Net change in unrealized gain (loss)	9,724	(1,041)	876
Net increase (decrease) in net assets resulting from operations	$27,923	$7,990	$3,163

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Interest income	$27,327	$11,643	$3,632
PIK interest income	1,298	295	48
Dividend income (1)	239	60	—
Fee income	1,107	187	64
Prepayment gain (loss)	1,166	279	46
Accretion of discounts and amortization of premium	996	612	98
Total investment income	$32,133	$13,076	$3,888

(1)	During the years ended December 31, 2021, 2020 and 2019, includes PIK dividends of $176, $59 and zero, respectively.

The increase in investment income of $19.1 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily due to growth in the portfolio. The increase in investment income of $9.2 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019, is primarily due to growth in the portfolio. Since the commencement of operations on January 15, 2019, we have continued to raise capital under a continuous private offering and those proceeds, combined with borrowings on our revolving credit facility, have been used to grow the portfolio.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Interest and other debt financing expenses	$6,036	$2,161	$859
Base management fees, net of base management fee waivers (1)	4,602	869	302
Incentive fees, net of incentive fee waivers (2)	2,009	(132)	132
Professional fees	587	434	314
Administrative service fees	560	332	233
General and administrative expenses	551	295	225
Directors’ fees	60	60	65
Expenses before expense reimbursement, net of fee waivers	14,405	4,019	2,130
Expense reimbursement (3)	—	—	(544)
Total expenses, net of fee waivers and expense reimbursement	$14,405	$4,019	$1,586

(1)	Base management fees for the years ended December 31, 2021, 2020 and 2019 were $6,027, $2,399 and $735, respectively. MC Advisors elected to voluntarily waive $1,425, $1,530 and $433 of such base management fees for years ended December 31, 2021, 2020 and 2019, respectively. Such waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.

(2)	Incentive fees for the year ended December 31, 2021 were $4,449, comprised of part one incentive fees of $2,937 and part two capital gains incentive fees of $1,512. MC Advisors elected to voluntarily waive the part one incentive fees of $2,440 during the year ended December 31, 2021. Incentive fees for the year ended December 31, 2020 were $1,179, comprised of part one incentive fees of $1,311 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $1,311 for the year ended December 31, 2020. Incentive fees for the year ended December 31, 2019 were $251, comprised of part one incentive fees of $119 and part two capital gains incentive fees of $132 . MC Advisors elected to voluntarily waive the part one incentive fees of $119 for the year ended December 31, 2019. Such waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

(3)	During the years ended December 31, 2021 and 2020, no expenses were reimbursed by MC Management. During the year ended December 31, 2019, MC Management agreed to reimburse us for administrative expenses (not to include base management fees or credit facility expenses) incurred by us of $544.

The composition of our interest and other debt financing expenses and average debt outstanding balance were as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Interest expense	$4,744	$1,735	$371
Unused commitment fees	385	133	170
Amortization of deferred financing costs	907	293	318
Total interest and other debt financing expenses	$6,036	$2,161	$859
Average debt outstanding	140,127	49,171	7,556

The increase in total expenses of $10.4 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily the result of an increase in interest expense on our revolving facility as average borrowings increased to support the growth of the portfolio and an increase in base management and incentive fees, net of fee waivers. The increase in total expenses of $2.4 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019, is primarily the result of the growth in interest expense on our revolving credit facility and base management fees, net of management fee waivers, as a result of the growth of our investment portfolio. Additionally, MC Management reimbursed us $0.5 million for certain administrative expenses incurred during the year ended December 31, 2019 to assist with our launch.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2021, 2020 and 2019, we recorded a net expense on the consolidated statements of operations of ($1) thousand, $72 thousand and $20 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2021, 2020 and 2019, we did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the years ended December 31, 2021, 2020 and 2019, we had sales of investments of $9.1 million, $1.9 million and $0.4 million, respectively, resulting in $0.5 million, $15 thousand and $5 thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2021, 2020 and 2019, we had $29 thousand, zero and zero of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2021, 2020 and 2019, we had ($47) thousand, $31 thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2021, 2020 and 2019, our investments had $9.0 million, ($0.9) million and $0.9 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year.

We estimate approximately $8.5 million of the net change in unrealized gains on investments during the year ended December 31, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $0.5 million in net change in unrealized gains was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

During the year ended December 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. We estimate approximately ($1.2) million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. Additionally, we estimate that the offsetting unrealized gains of $0.3 million during the year ended December 31, 2020, were attributable to broad market movements and tightening of credit spreads at the end of the year.

For the years ended December 31, 2021, 2020 and 2019, our foreign currency forward contracts had $0.7 million, ($0.2) million and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2021, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $27.9 million, $8.0 million and $3.2 million, respectively. Based on the weighted average shares of common stock outstanding years ended December 31, 2021, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $1.20, $0.75 and $0.79, respectively. The $19.9 million increase during the year ended December 31, 2021, is primarily the result of increased net investment income due to the significant portfolio growth and net unrealized mark-to-market gains on investments in the portfolio. The $4.8 million increase during the year ended December 31, 2020, is primarily as a result of an increase in net investment income, partially offset by an increase in net mark-to-market losses on investments in the portfolio primarily due to the COVID-19 pandemic. The $3.2 million increase during the year ended December 31, 2019, is primarily as a result of net investment income earned on our investments and net mark-to-market gains on our investments.

Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of private offerings, (ii) cash flows from our operations, and (iii) borrowings under our existing revolving credit facility and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying MC Advisors and reimbursements to MC Management), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program and (v) cash distributions to our stockholders.

As of December 31, 2021, we had $5.0 million in cash, $9.0 million in restricted cash at our wholly owned subsidiary associated with our revolving credit facility, MC Income Plus Financing SPV LLC (the “SPV”), and $348.6 million debt outstanding on our revolving credit facility. We had $101.4 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2021, we experienced a net increase in cash and restricted cash of $7.9 million. For the year ended December 31, 2021, we used $482.2 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $490.1 million from financing activities, primarily as a result of the issuance of common stock and proceeds from net borrowings on our revolving credit facility, partially offset by distributions to stockholders.

For the year ended December 31, 2020, we experienced a net increase in cash and restricted cash of $2.0 million. For the year ended December 31, 2020, we used $83.9 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $85.9 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility, partially offset by distributions to shareholders.

For the year ended December 31, 2019, we experienced a net increase in cash and restricted cash of $4.1 million. For the year ended December 31, 2019, we used $93.7 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $97.8 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our revolving credit facility, partially offset by distributions to shareholders.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, including our current Second Private Offering and any subsequent offerings, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies, fund share repurchases under our share repurchase program and make cash distributions to our stockholders. We may also use available funds to repay outstanding borrowings.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of December 31, 2021 and 2020, we had 36,565,162 and 13,827,515 shares outstanding, respectively.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2021 and 2020, our asset coverage ratio based on aggregate borrowings outstanding was 206% and 333%, respectively.

Borrowings

We have a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly owned subsidiary, the SPV. On January 15, 2021, we amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, we increased the size of the commitments under the Credit Facility to $125.0 million from $100.0 million. We made several additional increases to the size of the commitments under the Credit Facility during the year ended December 31, 2021, increasing the commitments to $150.0 million on April 23, 2021, $180.0 million on June 28, 2021, $235.0 million on July 20, 2021, $285.0 million on July 29, 2021, $345.0 million on August 18, 2021 and to the now current $450.0 million on November 19, 2021.

Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2021 and 2020, the fair value of our investments held in the SPV as collateral for the Credit Facility was $616.0 million and $164.3 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of December 31, 2021 and 2020, we had outstanding borrowings under the Credit Facility of $348.6 million and $58.9 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of December 31, 2021 and 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 3.5%, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Aggregate distributions to stockholders for the years ended December 31, 2021, 2020 and 2019 totaled $21.7 million ($1.00 per share), $6.2 million ($0.60 per share) and $3.2 million ($0.77 per share), respectively of which $0.4 million, zero and zero represented return of capital, respectively. The tax character of such distributions is determined at the end of the fiscal year.

We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. See Note 10 for additional information on the Company’s distributions.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Lewis W. (“Mick”) Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, is also a managing director of MC Management. In addition, Aaron D. Peck, who served as our Chief Financial Officer and Chief Investment Officer until January 28, 2022, is a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table shows our significant contractual payment obligations for repayment as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$348,600	$—	$—	$348,600	$—
Unfunded commitments (1)	125,204	125,204	—	—	—
Total contractual obligations	$473,804	$125,204	$—	$348,600	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2021. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2021.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2021 and 2020, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements totaling $125.2 million and $29.5 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover our unfunded commitments as of December 31, 2021. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Market Trends

We have identified the following general trends that may affect our business:

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

Pricing and Deal Structures: We believe that the volatility in global markets over the last several years and current macroeconomic issues including changes in bank regulations for middle-market banks has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Sizable recent capital raises in the private debt marketplace have created significantly increased competition over the last few years, reducing available pricing and creating less favorable capital structures; however, we believe that current market conditions for our target market may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment following the COVID-19 outbreak that began in late 2019 and early 2020, and that these investments have historically generated considerable yield premia with more favorable capital structures for lenders when compared to the market for large corporate loans. (1) On the other hand, we believe that the increased competition for direct lending to middle market businesses could result in less favorable pricing terms for our potential investments. If pricing, terms and structures weaken, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1)	Standard & Poor’s “LCD Middle Market Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in the fourth quarter of 2005.

Recent Developments

On January 4, 2022, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 4, 2022	March 31, 2022	$0.0667
February 1, 2022	March 31, 2022	0.0667
March 1, 2022	March 31, 2022	0.0666
Total dividends declared		$0.2000

On January 28, 2022, Aaron Peck stepped down from his position as the Chief Financial Officer, Chief Investment Officer, and Secretary of Monroe Capital Income Plus Corporation, effective upon the appointment of his successor, to redirect his focus towards the growth plan for the opportunistic credit business of Monroe Capital. In that regard, Mr. Peck will remain with Monroe Capital and will continue to serve as Co-Head and Portfolio Manager of the Opportunistic Private Credit business of Monroe Capital. Mr. Peck will also continue to serve as an active member of Monroe Capital’s Investment Committee. There was no disagreement between Mr. Peck and the Company on any matter relating to the Company’s operations, policies, or practices.

On January 28, 2022, the Board appointed Mick W. Solimene, Jr., to serve as the Chief Financial Officer, Chief Investment Officer, and Secretary of the Company, effective immediately.

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

As of December 31, 2021, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the year ended December 31, 2021, we accrued capital gains incentive fees of $1.5 million based on the performance of our portfolio, $78 thousand of which was payable to MC Advisors as a result of realized gains. The remaining $1.4 million was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the year ended December 31, 2020, we reversed $0.1 million of previously recorded accrual of capital gains incentive fee based on the performance of our portfolio. During the year ended December 31, 2019, we accrued capital gains incentive fees of $0.1 million based on the performance of our portfolio, $1 thousand of which was payable to MC Advisors as a result of realized gains. The remaining $0.1 million was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

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

As of December 31, 2021, MC Management has incurred organization and offering costs of approximately $0.4 million on our behalf. MC Management has agreed to absorb and pay on our behalf up to $0.4 million for organization and offering costs. If the expenses incurred by us are greater than $0.4 million, we will reimburse MC Management for organization and offering costs incurred on our behalf in excess of $0.4 million. As these costs have not exceeded the amount to be reimbursed by MC Management as of December 31, 2021, we have not recorded any such costs.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.

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

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR or SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility has a floating interest rate provision and other credit facilities into which we may enter in the future may also have floating interest rate provisions. See “Risk Factors – Risks Relating to Our Business and Structure – The interest rates of our revolving credit facility and term loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes” for more information regarding risks associated with our portfolio loans and borrowings that utilize LIBOR as a reference rate.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(9)	$—	$(9)
Up 100 basis points	833	2,096	(1,263)
Up 200 basis points	7,294	5,582	1,712
Up 300 basis points	13,794	9,068	4,726

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

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of December 31, 2021, we had foreign currency forward contracts in place for CAD 12.9 million and AUD 19.1 million associated with future principal and interest payments on certain investments.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for new public reporting companies.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

(a) (1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of

Monroe Capital Income Plus Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Income Plus Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor of one or more investment companies managed by Monroe Capital BDC Advisors, LLC (the Investment Advisor) or its affiliates since 2011.

Chicago, Illinois

March 14, 2022

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$693,036	$190,136
Non-controlled affiliate company investments	11,854	—
Total investments, at fair value (amortized cost of: $695,916 and $190,144, respectively)	704,890	190,136
Cash	4,998	2,443
Restricted cash	8,973	3,677
Interest receivable	4,803	899
Unrealized gain on foreign currency forward contracts	585	—
Other assets	12	191
Total assets	724,261	197,346

LIABILITIES
Debt:
Revolving credit facility	348,600	58,900
Less: Unamortized deferred financing costs	(3,615)	(939)
Total debt, less unamortized deferred financing costs	344,985	57,961
Interest payable	2,184	426
Unrealized loss on foreign currency forward contracts	—	157
Management fees payable	2,366	93
Incentive fees payable	1,808	—
Accounts payable and accrued expenses	3,470	1,196
Total liabilities	354,813	59,833
Net assets	$369,448	$137,513

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 36,565 and 13,828 shares issued and outstanding, respectively	$37	$14
Capital in excess of par value	360,955	135,636
Accumulated undistributed (overdistributed) earnings	8,456	1,863
Total net assets	$369,448	$137,513

Net asset value per share	$10.10	$9.94

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$32,029	$13,076	$3,888
Total investment income from non-controlled/non-affiliate company investments	32,029	13,076	3,888
Non-controlled affiliate company investments:
Interest income	104	—	—
Total investment income from non-controlled affiliate company investments	104	—	—
Total investment income	32,133	13,076	3,888

Operating expenses:
Interest and other debt financing expenses	6,036	2,161	859
Base management fees	6,027	2,399	735
Incentive fees	4,449	1,179	251
Professional fees	587	434	314
Administrative service fees	560	332	233
General and administrative expenses	551	295	225
Directors’ fees	60	60	65
Expenses before fee waivers and expense reimbursement	18,270	6,860	2,682
Base management fee waivers	(1,425)	(1,530)	(433)
Incentive fee waivers	(2,440)	(1,311)	(119)
Expense reimbursement	—	—	(544)
Total expenses, net of fee waivers and expense reimbursement	14,405	4,019	1,586
Net investment income before income taxes	17,728	9,057	2,302
Income taxes, including excise taxes	(1)	72	20
Net investment income	17,729	8,985	2,282

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	488	15	5
Foreign currency forward contracts	29	—	—
Foreign currency and other transactions	(47)	31	—
Net realized gain (loss)	470	46	5

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	8,982	(884)	876
Foreign currency forward contracts	742	(157)	—
Net change in unrealized gain (loss)	9,724	(1,041)	876

Net gain (loss)	10,194	(995)	881

Net increase (decrease) in net assets resulting from operations	$27,923	$7,990	$3,163

Per common share data:
Net investment income per share - basic and diluted	$0.76	$0.85	$0.57
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.20	$0.75	$0.79
Weighted average common shares outstanding - basic and diluted	23,221	10,631	3,980

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
Balances at December 31, 2018	—	$—	$1	$—	$1
Net investment income	—	—	—	2,282	2,282
Net realized gain (loss)	—	—	—	5	5
Net change in unrealized gain (loss)	—	—	—	876	876
Issuance of common stock	6,823	7	68,217	—	68,224
Distributions declared to stockholders	—	—	—	(3,163)	(3,163)
Stock issued in connection with dividend reinvestment plan	52	—	520	—	520
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(20)	20	—
Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745

Net investment income	—	$—	$—	$8,985	$8,985
Net realized gain (loss)	—	—	—	46	46
Net change in unrealized gain (loss)	—	—	—	(1,041)	(1,041)
Issuance of common stock	6,735	7	64,870	—	64,877
Distributions declared to stockholders	—	—	—	(6,219)	(6,219)
Stock issued in connection with dividend reinvestment plan	218	—	2,120	—	2,120
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(72)	72	—
Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513

Net investment income	—	$—	$—	$17,729	$17,729
Net realized gain (loss)	—	—	—	470	470
Net change in unrealized gain (loss)	—	—	—	9,724	9,724
Issuance of common stock	22,141	22	219,731	—	219,753
Distributions declared to stockholders	—	—	—	(21,718)	(21,718)
Stock issued in connection with dividend reinvestment plan	596	1	5,976	—	5,977
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(388)	388	—
Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,923	$7,990	$3,163
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(488)	(15)	(5)
Net realized (gain) loss on foreign currency forward contracts	(29)	—	—
Net realized (gain) loss on foreign currency and other transactions	47	(31)	—
Net change in unrealized (gain) loss on investments	(8,982)	884	(876)
Net change in unrealized (gain) loss on foreign currency forward contracts	(742)	157	—
Payment-in-kind interest income	(1,298)	(295)	(48)
Net accretion of discounts and amortization of premiums	(996)	(612)	(98)
Purchases of investments	(592,142)	(117,388)	(104,418)
Proceeds from principal payments and sale of investments and settlement of forward contracts	89,181	28,097	4,638
Amortization of deferred financing costs	907	293	318
Changes in operating assets and liabilities:
Interest receivable	(3,904)	(485)	(414)
Due from affiliates	—	14	(14)
Other assets	179	(185)	(6)
Interest payable	1,758	129	297
Payable for unsettled trades	—	(2,796)	2,796
Management fees payable	2,273	(209)	302
Incentive fees payable	1,808	(132)	132
Accounts payable and accrued expenses	2,274	666	530
Net cash provided by (used in) operating activities	(482,231)	(83,918)	(93,703)

Cash flows from financing activities:
Borrowings on revolving credit facility	591,500	115,500	69,100
Repayments of revolving credit facility	(301,800)	(87,800)	(37,900)
Payments of deferred financing costs	(3,583)	(1,148)	(402)
Proceeds from issuance of common shares	219,753	64,877	68,224
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $5,977, $2,120 and $520, respectively)	(15,741)	(5,486)	(1,256)
Net cash provided by (used in) financing activities	490,129	85,943	97,766

Net increase (decrease) in Cash and Restricted cash	7,898	2,025	4,063
Effect of foreign currency exchange rates	(47)	31	—
Cash and Restricted cash, beginning of year	6,120	4,064	1
Cash and Restricted cash, end of year	$13,971	$6,120	$4,064

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$3,371	$1,739	$244
Cash paid for income taxes, including excise taxes, during the year	$—	$25	$—

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash	$4,998	$2,443	$2,223
Restricted cash	8,973	3,677	1,841
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$13,971	$6,120	$4,064

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (f)	L+4.25%	4.35%	5/2/2019	5/8/2026	1,658	$1,652	$1,583	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	7/25/2019	7/25/2025	1,955	1,928	1,955	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	12/24/2019	7/25/2025	1,020	1,006	1,020	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	2/17/2021	7/25/2025	1,765	1,750	1,765	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	6/15/2021	7/25/2025	1,034	1,015	1,034	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	8/10/2021	7/25/2025	1,010	991	1,010	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (g)	L+6.00%	7.00%	7/25/2019	7/25/2024	316	40	40	0.0%
					8,758	8,382	8,407	2.3%
Automotive
Born To Run, LLC (f)	L+6.00%	7.00%	4/1/2021	4/1/2027	8,955	8,792	9,114	2.5%
Born To Run, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	4/1/2021	4/1/2027	1,463	86	88	0.0%
Lifted Trucks Holdings, LLC (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	10,000	9,809	9,970	2.7%
Lifted Trucks Holdings, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,381	635	633	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	3,417	3,391	3,436	0.9%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	11/23/2021	12/14/2026	634	634	638	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	506	506	509	0.1%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	11/23/2021	12/14/2026	563	563	566	0.2%
Truck-Lite Co., LLC (Delayed Draw) (g) (h)	L+6.25%	7.25%	11/23/2021	12/14/2026	718	—	—	0.0%
					30,637	24,416	24,954	6.8%
Banking, Finance, Insurance & Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (f) (g) (h) (i)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	888	888	0.3%
Avison Young (USA) Inc. (f) (i) (j)	L+5.75%	5.97%	4/26/2019	1/30/2026	1,945	1,932	1,935	0.5%
Exiger LLC (f)	L+7.25%	8.25%	9/30/2021	9/30/2027	14,000	13,727	13,951	3.8%
Exiger LLC (Delayed Draw) (g) (h)	L+7.25%	8.25%	9/30/2021	9/30/2027	4,200	—	—	0.0%
Exiger LLC (Revolver) (g)	L+7.25%	8.25%	9/30/2021	9/30/2027	1,400	—	—	0.0%
Florida East Coast Industries, LLC (f) (i)	n/a	10.50%	8/9/2021	6/28/2024	7,857	7,649	7,857	2.1%
InsideRE, LLC (f)	L+5.75%	6.75%	12/22/2021	12/22/2027	7,503	7,353	7,497	2.0%
InsideRE, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (g)	L+5.75%	6.75%	12/22/2021	12/22/2027	965	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (g) (h) (i)	n/a	9.00%	12/24/2020	12/24/2026	2,809	701	701	0.2%
MV Receivables II, LLC (Delayed Draw) (g) (h) (i)	L+9.75%	11.25%	7/29/2021	7/29/2026	10,000	1,214	1,611	0.4%
NCBP Property, LLC (i)	L+9.50%	10.50%	12/18/2020	12/16/2022	2,500	2,487	2,506	0.7%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	11.50%	2/25/2021	2/25/2026	7,805	8,460	7,805	2.1%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	10.75%	6/29/2021	6/29/2026	3,288	3,400	3,288	0.9%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	1/12/2021	1/11/2027	3,000	2,948	3,000	0.8%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	10/12/2021	1/11/2027	503	494	503	0.1%
StarCompliance MidCo, LLC (Revolver) (g)	L+6.75%	7.75%	1/12/2021	1/11/2027	484	—	—	0.0%
W3 Monroe RE Debt LLC (i)	n/a	10.00% PIK	2/5/2021	2/4/2028	1,760	1,760	1,760	0.5%
					73,905	53,013	53,302	14.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (f)	L+5.50%	6.50%	10/18/2019	10/18/2024	5,422	$5,357	$5,359	1.4%
Huff Hispanic Food Holdings, LLC	L+5.50%	6.50%	10/18/2019	10/18/2024	307	307	303	0.1%
Huff Hispanic Food Holdings, LLC (Revolver) (g)	L+5.50%	6.50%	10/18/2019	10/18/2024	1,286	574	574	0.2%
LVF Holdings, Inc. (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	3,491	3,426	3,491	0.9%
LVF Holdings, Inc. (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	3,341	3,341	3,341	0.9%
LVF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (g)	L+6.25%	7.25%	6/10/2021	6/10/2027	554	277	277	0.1%
LX/JT Intermediate Holdings, Inc. (f)	L+6.00%	7.50%	3/11/2020	3/11/2025	5,625	5,548	5,543	1.5%
LX/JT Intermediate Holdings, Inc. (Revolver) (g)	L+6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					21,328	18,830	18,888	5.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (f)	SF+6.50%	7.50%	2/28/2020	11/28/2025	7,786	7,676	7,759	2.1%
MCP Shaw Acquisitionco, LLC (f)	SF+6.50%	7.50%	12/29/2021	11/28/2025	2,402	2,354	2,393	0.6%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (g) (h)	SF+6.50%	7.50%	12/29/2021	11/28/2025	786	—	—	0.0%
MCP Shaw Acquisitionco, LLC (Revolver) (g)	SF+6.50%	7.50%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					12,401	10,030	10,152	2.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Construction & Building
Premier Roofing L.L.C. (f)	L+6.50%	7.50%	8/31/2020	8/29/2025	3,465	$3,412	$3,408	0.9%
Premier Roofing L.L.C. (Revolver) (g)	L+6.50%	7.50%	8/31/2020	8/29/2025	1,199	959	943	0.3%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	4/19/2021	4/17/2026	4,478	4,408	4,478	1.2%
TCFIII Owl Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026	5,467	5,467	5,467	1.5%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	12/17/2021	4/17/2026	4,906	4,821	4,906	1.3%
					19,515	19,067	19,202	5.2%
Consumer Goods: Durable
Independence Buyer, Inc. (f)	L+5.75%	6.75%	8/3/2021	8/3/2026	12,500	12,265	12,500	3.4%
Independence Buyer, Inc. (Revolver) (g)	L+5.75%	6.75%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (f)	L+6.75%	7.75%	8/4/2021	8/4/2026	5,486	5,383	5,486	1.5%
Recycled Plastics Industries, LLC (Revolver) (g)	L+6.75%	7.75%	8/4/2021	8/4/2026	743	223	223	0.1%
					21,693	17,871	18,209	5.0%

Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (f)	L+5.75%	6.75%	5/18/2021	5/18/2026	13,965	13,712	13,937	3.8%
Arizona Natural Resources, LLC (f)	L+5.75%	6.75%	12/15/2021	5/18/2026	2,563	2,513	2,558	0.7%
Arizona Natural Resources, LLC (Revolver) (g)	L+5.75%	6.75%	5/18/2021	5/18/2026	1,111	222	222	0.1%
The Kyjen Company, LLC (f)	L+6.50%	7.50%	5/14/2021	4/3/2026	2,978	2,950	2,991	0.8%
The Kyjen Company, LLC (Revolver) (g)	L+6.50%	7.50%	5/14/2021	4/3/2026	315	129	129	0.0%
Thrasio, LLC (f)	L+7.00%	8.00%	12/18/2020	12/18/2026	4,940	4,877	4,940	1.3%
					25,872	24,403	24,777	6.7%
Containers, Packaging & Glass
Polychem Acquisition, LLC (f)	L+5.00%	5.50%	4/8/2019	3/17/2025	1,945	1,940	1,945	0.5%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company (Delayed Draw) (g) (h)	L+7.75%	5.75% Cash/ 3.00% PIK	10/16/2020	2/28/2022	165	84	84	0.0%
					2,110	2,024	2,029	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (f)	L+4.75%	5.50%	3/18/2021	3/17/2028	2,271	$2,261	$2,271	0.6%
Par Petroleum, LLC (f)	L+6.75%	6.88%	1/27/2020	1/12/2026	908	913	906	0.3%
					3,179	3,174	3,177	0.9%
Environmental Industries
Quest Resource Management Group, LLC (f)	L+6.50%	7.50%	10/19/2020	10/20/2025	990	924	989	0.3%
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025	1,087	1,087	1,086	0.3%
Quest Resource Management Group, LLC (f)	L+6.50%	7.50%	12/7/2021	10/20/2025	3,856	3,779	3,853	1.1%
Quest Resource Management Group, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	12/7/2021	10/20/2025	1,778	—	—	0.0%
Volt Bidco, Inc. (f)	L+6.50%	7.50%	8/11/2021	8/11/2027	6,000	5,885	6,000	1.6%
Volt Bidco, Inc. (Delayed Draw) (g) (h)	L+6.50%	7.50%	8/11/2021	8/11/2027	688	116	116	0.0%
Volt Bidco, Inc. (Revolver) (g)	L+6.50%	7.50%	8/11/2021	8/11/2027	574	—	—	0.0%
					14,973	11,791	12,044	3.3%
Healthcare & Pharmaceuticals
Apotheco, LLC (f)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	1,816	1,798	1,731	0.5%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	478	478	455	0.1%
Appriss Health, LLC (f)	L+7.25%	8.25%	5/6/2021	5/6/2027	6,500	6,378	6,516	1.8%
Appriss Health, LLC (Revolver) (g)	L+7.25%	8.25%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (f)	L+5.50%	6.50%	2/5/2020	2/5/2025	2,283	2,253	2,283	0.6%
Ascent Midco, LLC (Revolver) (g)	L+5.50%	6.50%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (f)	L+6.50%	7.50%	2/12/2021	2/12/2026	2,848	2,797	2,834	0.8%
Brickell Bay Acquisition Corp. (Delayed Draw) (g) (h)	L+6.50%	7.50%	2/12/2021	2/12/2026	573	—	—	0.0%
Caravel Autism Health, LLC (f)	L+5.75%	6.75%	6/30/2021	6/30/2027	8,000	7,849	7,518	2.0%
Caravel Autism Health, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	6/30/2021	6/30/2027	5,999	299	281	0.1%
Caravel Autism Health, LLC (Revolver) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027	2,000	1,000	940	0.3%
Dorado Acquisition, Inc. (f)	L+6.75%	7.75%	6/30/2021	6/30/2026	13,965	13,705	13,951	3.8%
Dorado Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.75%	7.75%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (g)	L+6.75%	7.75%	6/30/2021	6/30/2026	1,670	—	—	0.0%
INH Buyer, Inc. (f)	L+6.00%	7.00%	6/30/2021	6/28/2028	4,898	4,852	4,761	1.3%
NationsBenefits, LLC (f)	L+7.00%	8.00%	8/20/2021	8/20/2026	12,250	12,018	12,229	3.3%
NationsBenefits, LLC (Revolver) (g)	L+7.00%	8.00%	8/20/2021	8/20/2026	1,361	—	—	0.0%
QF Holdings, Inc. (f)	L+6.25%	7.25%	9/19/2019	9/19/2024	4,550	4,497	4,543	1.2%
QF Holdings, Inc. (f)	L+6.25%	7.25%	12/15/2021	12/15/2027	4,368	4,303	4,368	1.2%
QF Holdings, Inc. (f)	L+6.25%	7.25%	9/19/2019	9/19/2024	910	910	909	0.2%
QF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (g)	L+6.25%	7.25%	9/19/2019	9/19/2024	1,092	—	—	0.0%
Seran BioScience, LLC (f)	L+6.25%	7.25%	12/31/2020	12/31/2025	1,985	1,952	1,990	0.5%
Seran BioScience, LLC (Revolver) (g)	L+6.25%	7.25%	12/31/2020	12/31/2025	356	—	—	0.0%
SIP Care Services, LLC (f)	L+5.75%	6.75%	12/30/2021	12/30/2026	3,800	3,724	3,724	1.0%
SIP Care Services, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (g)	L+5.75%	6.75%	12/30/2021	12/30/2026	760	—	—	0.0%
WebPT, Inc. (f)	L+6.75%	7.75%	8/28/2019	1/18/2028	5,000	4,941	5,000	1.4%
WebPT, Inc. (Revolver) (g)	L+6.75%	7.75%	8/28/2019	1/18/2028	521	156	156	0.0%
					93,375	73,910	74,189	20.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
High Tech Industries
Acquia Inc. (f)	L+7.00%	8.00%	11/1/2019	10/31/2025	15,429	$15,166	$15,545	4.2%
Acquia Inc. (Revolver) (g)	L+7.00%	8.00%	11/1/2019	10/31/2025	588	—	—	0.0%
Arcstor Midco, LLC (f)	L+7.00%	8.00%	3/16/2021	3/16/2027	11,910	11,695	11,822	3.2%
MarkLogic Corporation (f)	L+6.00%	7.00%	10/20/2020	10/20/2025	5,198	5,095	5,276	1.4%
MarkLogic Corporation (f)	L+6.00%	7.00%	11/23/2021	10/20/2025	485	475	494	0.1%
MarkLogic Corporation (Delayed Draw) (g) (h)	L+6.00%	7.00%	11/23/2021	10/20/2025	323	—	—	0.0%
MarkLogic Corporation (Revolver) (g)	L+6.00%	7.00%	10/20/2020	10/20/2025	404	—	—	0.0%
Mindbody, Inc. (f)	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025	1,853	1,832	1,840	0.5%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	9/22/2021	2/14/2025	7,331	7,331	7,276	2.0%
Mindbody, Inc. (Revolver) (g)	L+8.00%	9.00%	2/15/2019	2/14/2025	190	—	—	0.0%
Mockingbird Acquisitionco Inc. (f)	L+6.00%	7.00%	10/1/2020	10/1/2025	3,840	3,778	3,878	1.0%
Mockingbird Acquisitionco Inc. (Revolver) (g)	L+6.00%	7.00%	10/1/2020	10/1/2025	600	—	—	0.0%
Optomi, LLC (f)	L+5.75%	6.75%	12/16/2021	12/16/2027	13,500	13,231	13,230	3.6%
Optomi, LLC (Revolver) (g)	L+5.75%	6.75%	12/16/2021	12/16/2027	3,189	2,126	2,083	0.6%
Recorded Future, Inc. (f)	L+6.00%	7.00%	7/3/2019	7/3/2025	3,648	3,602	3,679	1.0%
Recorded Future, Inc. (f)	L+6.00%	7.00%	3/26/2021	7/3/2025	5,864	5,800	5,913	1.6%
Recorded Future, Inc. (Revolver) (g)	L+6.00%	7.00%	7/3/2019	7/3/2025	440	—	—	0.0%
Securly, Inc. (f)	L+7.00%	8.00%	4/22/2021	4/22/2027	8,400	8,246	8,400	2.3%
Securly, Inc. (Delayed Draw) (g) (h)	L+7.00%	8.00%	4/22/2021	4/22/2027	1,938	—	—	0.0%
Securly, Inc. (Revolver) (g)	L+7.00%	8.00%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (f)	L+4.75%	4.85%	4/18/2019	4/30/2026	733	725	730	0.2%
					86,832	79,102	80,166	21.7%
Hotels, Gaming & Leisure
Equine Network, LLC (f)	L+8.00%	9.00%	12/31/2020	12/31/2025	1,489	1,461	1,485	0.4%
Equine Network, LLC (f)	L+8.00%	9.00%	1/29/2021	12/31/2025	675	664	673	0.2%
Equine Network, LLC (Delayed Draw) (g) (h)	L+8.00%	9.00%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (g)	L+8.00%	9.00%	12/31/2020	12/31/2025	146	73	73	0.0%
					2,676	2,198	2,231	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (f)	L+6.00%	7.00%	11/24/2021	11/24/2026	18,000	$17,645	$18,000	4.9%
95 Percent Buyer, LLC (Revolver) (g)	L+6.00%	7.00%	11/24/2021	11/24/2026	963	—	—	0.0%
Madison Logic, Inc. (f)	L+5.75%	6.75%	11/22/2021	11/20/2026	20,000	19,703	20,031	5.4%
Madison Logic, Inc. (Revolver) (g)	L+5.75%	6.75%	11/22/2021	11/20/2026	912	—	—	0.0%
New Engen, Inc. (f)	L+5.50%	6.50%	12/3/2021	12/3/2026	9,500	9,335	9,334	2.5%
New Engen, Inc. (f)	L+5.50%	6.50%	12/27/2021	12/3/2026	8,022	8,022	7,882	2.1%
New Engen, Inc. (Revolver) (g)	L+5.50%	6.50%	12/3/2021	12/3/2026	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	2,475	2,435	2,475	0.7%
North Haven USHC Acquisition, Inc. (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	717	717	717	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.00%	7.00%	9/3/2021	10/30/2025	1,441	482	487	0.1%
North Haven USHC Acquisition, Inc. (Revolver) (g)	L+6.00%	7.00%	3/12/2021	10/30/2025	240	—	—	0.0%
NTM Acquisition Corp (f)	L+7.25%	7.25% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,645	4,641	4,599	1.2%
Relevate Health Group, LLC (f)	L+6.00%	7.00%	11/20/2020	11/20/2025	1,985	1,953	2,005	0.6%
Relevate Health Group, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	11/20/2020	11/20/2025	1,046	888	897	0.2%
Relevate Health Group, LLC (Revolver) (g)	L+6.00%	7.00%	11/20/2020	11/20/2025	421	—	—	0.0%
Spherix Global Inc. (f)	SF+6.00%	7.00%	12/22/2021	12/22/2026	4,500	4,422	4,421	1.2%
Spherix Global Inc. (Revolver) (g)	SF+6.00%	7.00%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (f)	L+6.50%	7.50%	1/28/2020	1/28/2025	6,093	5,993	6,114	1.7%
XanEdu Publishing, Inc. (Revolver) (g)	L+6.50%	7.50%	1/28/2020	1/28/2025	977	—	—	0.0%
					83,493	76,236	76,962	20.8%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,145	1,142	1,145	0.3%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	359	359	359	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	135	135	135	0.0%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	220	220	220	0.1%
					1,859	1,856	1,859	0.5%
Media: Diversified & Production
Chess.com, LLC (f)	L+6.50%	7.50%	12/31/2021	12/31/2027	13,000	12,740	12,740	3.5%
Chess.com, LLC (Revolver) (g)	L+6.50%	7.50%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,000	991	1,000	0.3%
Crownpeak Technology, Inc. (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	42	—	—	0.0%
CyberGrants Holdings, LLC (f)	L+6.50%	7.25%	9/8/2021	9/8/2027	18,500	18,235	18,500	5.0%
CyberGrants Holdings, LLC (Delayed Draw) (g) (h)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,814	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (g)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,814	—	—	0.0%
Streamland Media MidCo LLC (f)	L+6.75%	7.75%	8/26/2019	8/31/2023	1,994	1,974	1,984	0.5%
					39,592	33,955	34,239	9.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Aperture Companies, LLC (f)	L+6.25%	7.25%	12/31/2021	12/31/2026	15,000	$14,700	$14,700	4.0%
Aperture Companies, LLC (Delayed Draw) (g) (h)	L+6.25%	7.25%	12/31/2021	12/31/2026	4,320	—	—	0.0%
Aperture Companies, LLC (Revolver) (g)	L+6.25%	7.25%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (f)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	4,504	4,429	4,556	1.2%
Aras Corporation (Revolver) (g)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	325	—	—	0.0%
Argano, LLC (f)	L+5.50%	6.50%	6/10/2021	6/10/2026	9,077	8,912	9,043	2.4%
Argano, LLC (Delayed Draw) (g) (h)	L+5.50%	6.50%	6/10/2021	6/10/2026	4,009	2,365	2,356	0.6%
Argano, LLC (Revolver) (g)	L+5.50%	6.50%	6/10/2021	6/10/2026	965	—	—	0.0%
Certify, Inc. (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	1,000	992	1,000	0.3%
Certify, Inc. (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	136	136	136	0.0%
Certify, Inc. (Revolver) (g)	L+5.50%	6.50%	2/28/2019	2/28/2024	46	11	11	0.0%
ecMarket Inc. and Conexiom US Inc. (f) (i) (j)	L+7.00%	8.00%	9/21/2021	9/21/2027	15,500	15,202	15,442	4.2%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (g) (h) (i) (j)	L+7.00%	8.00%	9/21/2021	9/21/2027	1,291	—	—	0.0%
ecMarket Inc. and Conexiom US Inc. (Revolver) (g) (i) (j)	L+7.00%	8.00%	9/21/2021	9/21/2027	2,067	—	—	0.0%
HS4 Acquisitionco, Inc. (f)	L+6.75%	7.75%	7/9/2019	7/9/2025	3,980	3,928	3,944	1.1%
HS4 Acquisitionco, Inc. (f)	L+6.75%	7.75%	10/6/2021	7/9/2025	4,323	4,323	4,285	1.2%
HS4 Acquisitionco, Inc. (Revolver) (g)	L+6.75%	7.75%	7/9/2019	7/9/2025	325	—	—	0.0%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	5/3/2019	5/2/2025	2,930	2,896	2,945	0.8%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	5/3/2019	5/2/2025	311	311	312	0.1%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	3/4/2020	5/2/2025	277	277	278	0.1%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	9/8/2021	5/2/2025	8,015	7,886	8,056	2.2%
Kaseya Inc. (Delayed Draw) (g) (h)	L+6.50%	6.50% Cash/ 1.00% PIK	9/8/2021	5/2/2025	3,774	1,585	1,593	0.4%
Kaseya Inc. (Revolver) (g)	L+6.50%	7.50%	5/3/2019	5/2/2025	211	—	—	0.0%
Relativity ODA LLC (f)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	4,741	4,634	4,734	1.3%
Relativity ODA LLC (Revolver) (g)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (f)	L+6.75%	7.75%	7/2/2021	7/2/2027	4,148	4,069	4,146	1.1%
Sundance Group Holdings, Inc. (Delayed Draw) (g) (h)	L+6.75%	7.75%	7/2/2021	7/2/2027	1,244	—	—	0.0%
Sundance Group Holdings, Inc. (Revolver) (g)	L+6.75%	7.75%	7/2/2021	7/2/2027	498	149	149	0.0%
					94,814	76,805	77,686	21.0%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Consumer
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	3,587	$3,534	$3,587	1.0%
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	9/3/2021	12/26/2025	8,148	8,015	8,148	2.2%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	3,920	3,920	3,920	1.0%
Express Wash Acquisition Company, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,800	1,036	1,036	0.3%
Express Wash Acquisition Company, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	12/22/2021	12/26/2025	5,000	2,813	2,813	0.8%
Express Wash Acquisition Company, LLC (Revolver) (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	840	448	448	0.1%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	4,327	4,253	4,338	1.2%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	720	720	721	0.2%
IDIG Parent, LLC (Revolver) (g)	L+6.00%	7.00%	12/15/2020	12/15/2026	336	—	—	0.0%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	8/1/2019	1/2/2024	4,237	4,217	4,222	1.1%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	5/3/2021	1/2/2024	2,546	2,546	2,537	0.7%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	8/3/2021	1/2/2024	2,116	2,080	2,109	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	8/3/2021	1/2/2024	4,585	2,881	2,871	0.8%
Light Wave Dental Management, LLC (Revolver) (g)	L+6.50%	7.50%	5/3/2021	1/2/2024	320	—	—	0.0%
					43,482	36,463	36,750	9.9%
Telecommunications
American Virtual Cloud Technologies, Inc.	L+11.00%	12.00%	12/2/2021	12/2/2022	5,400	5,274	5,265	1.4%
Calabrio, Inc. (f)	L+7.00%	8.00%	4/16/2021	4/16/2027	8,000	7,817	8,000	2.2%
Calabrio, Inc. (Revolver) (g)	L+7.00%	8.00%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (f)	L+6.25%	7.25%	11/13/2019	11/13/2025	6,370	6,274	6,257	1.7%
DataOnline Corp. (Revolver)	L+6.25%	7.25%	11/13/2019	11/13/2025	844	844	844	0.2%
Sandvine Corporation (f)	L+4.50%	4.60%	3/8/2021	10/31/2025	1,159	1,159	1,159	0.3%
VHT Solutions (f)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	18,000	17,642	17,640	4.8%
VHT Solutions (Delayed Draw) (g) (h)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	1,440	—	—	0.0%
VHT Solutions (Revolver) (g)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	514	—	—	0.0%
					42,690	39,010	39,165	10.6%
Transportation: Cargo
Complete Innovations Inc. (f) (i) (j) (l)	C+6.75%	7.75%	12/16/2020	12/16/2025	8,704	8,490	8,878	2.4%
Complete Innovations Inc. (Delayed Draw) (g) (h) (i) (j) (l)	C+6.75%	7.75%	12/16/2020	12/16/2025	1,274	801	812	0.2%
RS Acquisition, LLC (Delayed Draw) (f) (g) (h)	L+5.75%	6.75%	12/13/2021	12/14/2026	11,000	4,839	4,956	1.4%
RS Acquisition, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	12/13/2021	12/14/2026	10,115	—	—	0.0%
RS Acquisition, LLC (Revolver) (g)	L+5.75%	6.75%	12/13/2021	12/14/2026	1,264	—	—	0.0%
					32,357	14,130	14,646	4.0%
Wholesale
S&S Holdings LLC (f)	L+5.00%	5.50%	3/10/2021	3/10/2028	2,977	2,895	2,982	0.8%
					2,977	2,895	2,982	0.8%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					758,518	629,561	636,016	172.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (m)
Aerospace & Defense
Cassavant Holdings, LLC (f)	L+6.50%	7.50%		9/8/2021	9/8/2026	13,965	$13,699	$13,951	3.8%
						13,965	13,699	13,951	3.8%
Services: Business
Onit, Inc. (f)	L+7.25%	8.25%		12/20/2021	5/2/2025	15,000	14,721	14,719	4.0%
						15,000	14,721	14,719	4.0%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g) (h)	L+7.65%	8.15%		11/18/2020	11/18/2026	3,000	1,466	1,491	0.4%
						3,000	1,466	1,491	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						31,965	29,886	30,161	8.2%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Florida East Coast Industries, LLC (i)	n/a	16.00% PIK		8/9/2021	6/28/2024	3,344	3,260	3,365	0.9%
MoneyLion, Inc. (f) (i)	n/a	12.00%		8/27/2021	5/1/2023	2,500	2,479	2,537	0.7%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (g) (h) (i)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026	7,791	6,518	6,828	1.8%
						13,635	12,257	12,730	3.4%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						13,635	12,257	12,730	3.4%

Equity Securities (n) (o)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	(p)	4/1/2021	—	—	693	754	0.2%
Lifted Trucks Holdings, LLC (158,730 Class A units) (q)	—	—	(p)	8/2/2021	—	—	159	156	0.0%
							852	910	0.2%
Banking, Finance, Insurance & Real Estate
InsideRE, LLC (159,884 Class A common units) (q)	—	—	(p)	9/9/2019	—	—	160	333	0.1%
J2 BWA Funding LLC (0.7% profit sharing) (i) (q)	—	—	(p)	12/24/2020	—	—	—	—	0.0%
MV Receivables II, LLC (911 shares of common units) (i) (q)	—	—	(p)	7/29/2021	—	—	375	697	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (i) (q)	—	—	(p)	7/28/2021	7/28/2031	—	453	1,258	0.3%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (i) (q)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	3	3	0.0%
							991	2,291	0.6%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(p)	10/18/2019	—	—	171	144	0.0%
							171	144	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (q)	—	—	(p)	2/28/2020	—	—	95	118	0.0%
							95	118	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	(p)	8/3/2021	—	—	169	211	0.1%
							169	211	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (fka Fieldwood Energy, LLC) (4,376 shares of common stock) (f)	—	—	(p)	1/11/2020	—	—	901	414	0.1%
							901	414	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2020	3/19/2028	—	67	294	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2021	3/19/2028	—	—	169	0.0%
Volt Bidco, Inc. (765 shares of common stock)	—	—	(p)	8/11/2021	—	—	765	764	0.2%
							832	1,227	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (q)	n/a	8.00% PIK		2/5/2020	—	—	$726	$912	0.2%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(p)	6/30/2021	—	—	501	501	0.1%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(p)	6/30/2021	—	—	—	24	0.0%
NationsBenefits, LLC (2,722,222 Series A units) (q)	n/a	9.00% PIK		8/20/2021	—	—	2,254	2,186	0.6%
NationsBenefits, LLC (326,667 common units) (q)	—	—	(p)	8/20/2021	—	—	468	206	0.1%
Seran BioScience, LLC (26,666 common units) (q)	—	—	(p)	12/31/2020	—	—	267	571	0.2%
							4,216	4,400	1.2%
High Tech Industries
MarkLogic Corporation (435,358 Class A units)	—	—	(p)	10/20/2020	—	—	435	634	0.2%
Optomi, LLC (278 Class A units) (q)	—	—	(p)	12/16/2021	—	—	278	278	0.1%
Optomi, LLC (41 Class A-1 units) (q)	n/a	8.00% PIK		12/16/2021	—	—	41	41	0.0%
Recorded Future, Inc. (40,243 Class A units) (r)	—	—	(p)	7/3/2019	—	—	40	101	0.0%
							794	1,054	0.3%
Hotels, Gaming & Leisure
Equine Network, LLC (85 Class A units) (q)	—	—	(p)	12/31/2020	—	—	85	87	0.0%
							85	87	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (q)	n/a	8.00% PIK		11/24/2021	—	—	385	390	0.1%
New Engen, Inc. (417 preferred units)	n/a	8.00% PIK		12/27/2021	—	—	417	417	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	(p)	12/27/2021	—	—	5	5	0.0%
Relevate Health Group, LLC (53 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(p)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	(p)	12/22/2021	—	—	333	333	0.1%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	140	0.1%
							1,258	1,338	0.4%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (q)	—	—	(p)	12/31/2021	—	—	189	189	0.1%
							189	189	0.1%
Services: Business
Argano, LLC (52,533 common units) (q)	—	—	(p)	6/10/2021	—	—	239	239	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (i) (j)	—	—	(p)	9/21/2021	—	—	723	699	0.1%
Skillsoft Corp. (fka Software Luxembourg Acquisition S.A.R.L) (26,168 Class A shares) (f) (i) (u)	—	—	(p)	6/11/2021	—	—	508	239	0.1%
							1,470	1,177	0.3%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (q)	n/a	8.00% PIK		12/28/2020	—	—	140	233	0.1%
IDIG Parent, LLC (192,908 shares of common stock) (q) (s)	—	—	(p)	1/4/2021	—	—	195	336	0.1%
							335	569	0.2%
Telecommunications
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.99% of the equity)	—	—	(p)	12/2/2021	—	—	—	—	0.0%
							—	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							12,358	14,129	3.8%
Total Non-Controlled/Non-Affiliate Company Investments							$684,062	$693,036	187.6%

Non-Controlled Affiliate Company Investments (t)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (g) (i)	L+7.00%	7.50%		8/11/2021	8/9/2024	4,875	$2,104	$2,104	0.6%
						4,875	2,104	2,104	0.6%
Total Non-Controlled/Affiliate Senior Secured Loans						4,875	2,104	2,104	0.6%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (i)	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	1.6%
						5,850	5,850	5,850	1.6%
Total Non-Controlled/Affiliate Junior Secured Loans						5,850	5,850	5,850	1.6%

Equity Securities (o) (t)
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (24.4% of interests) (i)	—	—	(p)	8/6/2021	—	—	3,900	3,900	1.0%
							3,900	3,900	1.0%
Total Non-Controlled/Affiliate Equity Securities							3,900	3,900	1.0%
Total Non-Controlled/Affiliate Company Investments							$11,854	$11,854	3.2%

TOTAL INVESTMENTS							$695,916	$704,890	190.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contract

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$56	CAD	72	Bannockburn Global Forex, LLC	1/18/2022	$(1)
Foreign currency forward contract	$59	CAD	77	Bannockburn Global Forex, LLC	2/17/2022	(1)
Foreign currency forward contract	$52	CAD	67	Bannockburn Global Forex, LLC	3/17/2022	(1)
Foreign currency forward contract	$57	CAD	74	Bannockburn Global Forex, LLC	4/19/2022	(1)
Foreign currency forward contract	$57	CAD	75	Bannockburn Global Forex, LLC	5/18/2022	(1)
Foreign currency forward contract	$56	CAD	72	Bannockburn Global Forex, LLC	6/17/2022	(1)
Foreign currency forward contract	$56	CAD	72	Bannockburn Global Forex, LLC	7/19/2022	(1)
Foreign currency forward contract	$58	CAD	74	Bannockburn Global Forex, LLC	8/17/2022	(1)
Foreign currency forward contract	$58	CAD	74	Bannockburn Global Forex, LLC	9/19/2022	(1)
Foreign currency forward contract	$59	CAD	77	Bannockburn Global Forex, LLC	10/19/2022	(1)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	11/17/2022	(1)
Foreign currency forward contract	$9,352	CAD	12,078	Bannockburn Global Forex, LLC	12/19/2022	(206)
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	1/19/2022	8
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	2/16/2022	6
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2022	6
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	4/19/2022	7
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	5/17/2022	7
Foreign currency forward contract	$119	AUD	153	Bannockburn Global Forex, LLC	6/17/2022	7
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	6
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	6
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	7
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	7
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	6
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	7
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	7
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	6
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	6
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	7
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	5
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	7
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	6
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	6
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	6
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	7
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	6
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	6
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	6
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	6
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	635
						$585

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

(a) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”), Sterling Overnight Index Average (“SONIA” or “SN”), Canadian dollar Offered rate (“CDOR” or “C”), or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, SONIA, CDOR, or Prime and the current contractual interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, SOFR, SONIA, CDOR, or Prime interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c) Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2021 represented 190.8% of the Company’s net assets or 97.3% of the Company’s total assets, are subject to legal restrictions on sales.
(d) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. See Note 4 in the accompanying notes to the consolidated financial statements.
(e) Percentages are based on net assets of $369,448 as of December 31, 2021.
(f) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).
(g) All or a portion of this commitment was unfunded at December 31, 2021. As such, interest is earned only on the funded portion of this commitment.
(h) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(i) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets totaled 11.2% of the Company’s total assets.
(j) This is an international company.
(k) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(l) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
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
(q) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(r) As of December 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(s) As of December 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(t) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(u) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

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

The Company may conduct private offerings, subject to approval by the Company’s board of directors (the “Board”). The Company is conducting its second best efforts, continuous private offering of its common stock to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor purchases shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. See Note 11 for additional information on the Company’s share activity.

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

On January 15, 2019, the Company completed the initial closing its first private offering and commenced principal operations. As such, the Company had no substantive operating activities prior to January 15, 2019 and any references herein to the “year ended December 31, 2019” are for the period from January 15, 2019 to December 31, 2019.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2021, 2020 and 2019, the Company received return of capital distributions from its equity investments of $551, zero and zero.

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

 Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $10,292 and $3,250 as of December 31, 2021 and 2020, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2021, 2020 and 2019 totaled $12,179, $2,965 and $1,974, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2021	2020	2019
Interest income	$27,327	$11,643	$3,632
PIK interest income	1,298	295	48
Dividend income (1)	239	60	—
Fee income	1,107	187	64
Prepayment gain (loss)	1,166	279	46
Accretion of discounts and amortization of premium	996	612	98
Total investment income	$32,133	$13,076	$3,888

(1)	During the years ended December 31, 2021, 2020 and 2019, includes PIK dividends of $176, $59 and zero, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of December 31, 2021, there were no borrowers with a loan on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $234 at December 31, 2020.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. See Note 10 for additional information on the Company’s distributions.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2021 and 2020, the Company had unamortized deferred financing costs of $3,615 and $939, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2021, 2020 and 2019 was $907, $293 and $318, respectively.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to the Company’s organization. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents. There were no organization or offering costs incurred or outstanding on the consolidated financial statements as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, MC Management has incurred organizational and offering costs of approximately $419 on behalf of the Company. MC Management has agreed to absorb and pay, on the Company’s behalf, up to $425 for organization and offering costs. If the expenses incurred are greater than $425, the Company will reimburse MC Management for organization and offering costs incurred on behalf of the Company in excess of $425. As these costs have not exceeded the amount to be reimbursed by MC Management as of December 31, 2021, no such costs have been recorded by the Company.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For the years December 31, 2021, 2020 and 2019, the Company recorded a net expense on the consolidated statements of operations of ($1), $72 and $20, respectively, for U.S. federal excise tax. As of December 31, 2021 and 2020, the Company recorded an accrual for U.S. federal excise taxes of $66 and $67, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company did not record a net tax expense on the consolidated statements of operations for these Taxable Subsidiaries.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2021. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021, except as disclosed in Note 14.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2021		December 31, 2020
Amortized Cost:
Senior secured loans	$631,665	90.8%	$177,053	93.1%
Unitranche secured loans	29,886	4.3	5,614	3.0
Junior secured loans	18,107	2.6	4,046	2.1
Equity securities	16,258	2.3	3,431	1.8
Total	$695,916	100.0%	$190,144	100.0%

	December 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$638,120	90.5%	$176,584	92.9%
Unitranche secured loans	30,161	4.3	5,677	3.0
Junior secured loans	18,580	2.6	4,334	2.3
Equity securities	18,029	2.6	3,541	1.8
Total	$704,890	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2021		December 31, 2020
Amortized Cost:
International	$39,008	5.6%	$12,176	6.3%
Midwest	156,339	22.5	31,172	16.4
Northeast	127,013	18.3	40,429	21.3
Northwest	17,779	2.5	—	—
Southeast	158,459	22.8	38,547	20.3
Southwest	83,087	11.9	9,464	5.0
West	114,231	16.4	58,356	30.7
Total	$695,916	100.0%	$190,144	100.0%

	December 31, 2021		December 31, 2020
Fair Value:
International	$38,859	5.5%	$11,946	6.3%
Midwest	157,661	22.4	31,509	16.6
Northeast	128,371	18.2	40,109	21.1
Northwest	17,638	2.5	—	—
Southeast	161,532	22.9	38,612	20.3
Southwest	83,786	11.9	8,920	4.7
West	117,043	16.6	59,040	31.0
Total	$704,890	100.0%	$190,136	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2021		December 31, 2020
Amortized Cost:
Aerospace & Defense	$22,081	3.2%	$4,702	2.5%
Automotive	25,268	3.6	3,933	2.1
Banking, Finance, Insurance & Real Estate	78,115	11.2	14,614	7.7
Beverage, Food & Tobacco	19,001	2.7	12,503	6.6
Capital Equipment	10,125	1.5	11,629	6.1
Construction & Building	19,067	2.8	3,434	1.8
Consumer Goods: Durable	18,040	2.6	3,787	2.0
Consumer Goods: Non-Durable	24,403	3.5	2,925	1.5
Containers, Packaging & Glass	2,024	0.3	1,957	1.0
Energy: Oil & Gas	4,075	0.6	3,408	1.8
Environmental Industries	12,623	1.8	1,000	0.5
Healthcare & Pharmaceuticals	78,126	11.2	22,424	11.8
High Tech Industries	79,896	11.5	29,929	15.7
Hotels, Gaming & Leisure	2,283	0.3	1,518	0.8
Media: Advertising, Printing & Publishing	77,494	11.1	15,010	7.9
Media: Broadcasting & Subscription	1,856	0.3	1,645	0.9
Media: Diversified & Production	34,144	4.9	2,972	1.6
Metals & Mining	—	—	846	0.4
Services: Business	92,996	13.4	18,361	9.6
Services: Consumer	36,798	5.3	15,048	7.9
Telecommunications	40,476	5.8	8,500	4.5
Transportation: Cargo	14,130	2.0	9,999	5.3
Wholesale	2,895	0.4	—	—
Total	$695,916	100.0%	$190,144	100.0%

	December 31, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$22,358	3.2%	$4,689	2.5%
Automotive	25,864	3.7	3,940	2.1
Banking, Finance, Insurance & Real Estate	80,177	11.4	14,762	7.8
Beverage, Food & Tobacco	19,032	2.7	12,452	6.6
Capital Equipment	10,270	1.4	11,777	6.2
Construction & Building	19,202	2.7	3,495	1.8
Consumer Goods: Durable	18,420	2.6	3,805	2.0
Consumer Goods: Non-Durable	24,777	3.5	2,925	1.5
Containers, Packaging & Glass	2,029	0.3	1,965	1.0
Energy: Oil & Gas	3,591	0.5	2,754	1.4
Environmental Industries	13,271	1.9	1,066	0.6
Healthcare & Pharmaceuticals	78,589	11.1	22,874	12.0
High Tech Industries	81,220	11.5	30,601	16.1
Hotels, Gaming & Leisure	2,318	0.3	1,518	0.8
Media: Advertising, Printing & Publishing	78,300	11.1	14,658	7.7
Media: Broadcasting & Subscription	1,859	0.3	1,672	0.9
Media: Diversified & Production	34,428	4.9	2,902	1.5
Metals & Mining	—	—	679	0.4
Services: Business	93,582	13.3	18,332	9.6
Services: Consumer	37,319	5.3	15,065	7.9
Telecommunications	40,656	5.8	8,325	4.4
Transportation: Cargo	14,646	2.1	9,880	5.2
Wholesale	2,982	0.4	—	—
Total	$704,890	100.0%	$190,136	100.0%

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$638,120	$638,120
Unitranche secured loans	—	—	30,161	30,161
Junior secured loans	—	—	18,580	18,580
Equity securities	239	—	17,790	18,029
Total investments	$239	$—	$704,651	$704,890
Foreign currency forward contracts asset (liability)	$—	$585	$—	$585

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$176,584	$176,584
Unitranche secured loans	—	—	5,677	5,677
Junior secured loans	—	—	4,334	4,334
Equity securities	—	—	3,541	3,541
Total investments	$—	$—	$190,136	$190,136
Foreign currency forward contracts asset (liability)	$—	$(157)	$—	$(157)

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.35% to 16.00% at December 31, 2021 and 4.40% to 16.00% at December 31, 2020. The maturity dates on the loans outstanding at December 31, 2021 range between February 2022 and July 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2021 and 2020:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136
Net realized gain (loss) on investments	141	—	—	347	488
Net change in unrealized gain (loss) on investments	6,560	215	185	2,022	8,982
Purchases of investments and other adjustments to cost (1)	535,156	28,550	18,124	12,606	594,436
Proceeds from principal payments and sales of investments (2)	(79,781)	(4,281)	(4,085)	(1,005)	(89,152)
Reclassifications (3)	(540)	—	22	518	—
Transfers in (out) of Level 3 (4)	—	—	—	(239)	(239)
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2019	$99,334	$1,001	$—	$472	$100,807
Net realized gain (loss) on investments	15	—	—	—	15
Net change in unrealized gain (loss) on investments	(1,591)	(34)	219	522	(884)
Purchases of investments and other adjustments to cost (1)	110,338	2,090	3,985	1,882	118,295
Proceeds from principal payments and sales of investments (2)	(26,966)	(986)	(145)	—	(28,097)
Reclassifications (3)	(4,546)	3,606	275	665	—
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

(3)	Represents non-cash reclassification of investment type due to a restructuring.
(4)	Represents non-cash transfers between fair value categories.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2021, attributable to Level 3 investments still held at December 31, 2021, was $9,099. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2020, attributable to Level 3 investments still held at December 31, 2020, was ($653). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the year ended December 31, 2021 one investment transferred from Level 3 to Level 1 as a result of being publicly traded. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2020.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2021 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$380,090		Discounted cash flow	EBITDA multiples	10.5	x	6.3	x	20.0	x
				Market yields	7.6%		6.1%		10.7%
Senior secured loans	203,681		Discounted cash flow	Revenue multiples	9.6	x	0.5	x	26.5	x
				Market yields	8.3%		6.6%		13.1%
Senior secured loans	38,102		Discounted cash flow	Market yields	10.2%		7.5%		15.3%
Senior secured loans	84		Enterprise value	EBITDA multiples	5.0	x	5.0	x	5.0	x
Unitranche secured loans	14,719		Discounted cash flow	Revenue multiples	14.0	x	14.0	x	14.0	x
				Market yields	8.3%		8.3%		8.3%
Unitranche secured loans	13,951		Discounted cash flow	EBITDA multiples	8.5	x	8.5	x	8.5	x
				Market yields	8.3%		8.3%		8.3%
Unitranche secured loans	1,491		Discounted cash flow	Market yields	8.9%		8.9%		8.9%
Junior secured loans	16,043		Discounted cash flow	Market yields	16.9%		8.0%		25.1%
Junior secured loans	2,537		Discounted cash flow	Revenue multiples	15.0	x	15.0	x	15.0	x
				Market yields	2.0%		2.0%		2.0%
Equity securities	11,208		Enterprise value	EBITDA multiples	6.8	x	6.3	x	18.5	x
Equity securities	2,186		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	3,519		Enterprise value	Revenue multiples	14.8	x	9.7	x	26.5	x
Equity securities	463		Option pricing model	Volatility	42.5%		42.5%		42.5%
Total Level 3 Assets	$688,074	(1)

(1)	Excludes loans of $16,577 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2021 and 2020, the Company believes that the carrying value of its Credit Facility approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the year ended December 31, 2021 were as follows:

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2021
Non-controlled affiliate company investments:
Second Avenue SFR Holdings II LLC (Revolver)	$—	$—	$2,104	$—	$—	$—	$—	$—	$2,104
Second Avenue SFR Holdings II LLC (Delayed Draw)	—	—	5,850	—	—	—	—	—	5,850
Second Avenue SFR Holdings II LLC (24.4% of interests)	—	—	3,900	—	—	—	—	—	3,900
	—	—	11,854	—	—	—	—	—	11,854
Total non-controlled affiliate company investments	$—	$—	$11,854	$—	$—	$—	$—	$—	$11,854

	Years ended December 31,
	2021			2020
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
Second Avenue SFR Holdings II LLC (Revolver)	$22	$—	$—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (Delayed Draw)	82	—	—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	104	—	—	n/a	n/a	n/a
Total non-controlled affiliate company investments	$104	$—	$—	n/a	n/a	n/a

The Company had no affiliated company or controlled affiliate company investments during the year ended December 31, 2020.

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

The base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable in arrears. Base management fees for the years ended December 31, 2021, 2020 and 2019 were $6,027, $2,399 and $735, respectively. MC Advisors elected to voluntarily waive $1,425, $1,530 and $433 of such base management fees for years ended December 31, 2021, 2020 and 2019, respectively. There is no guarantee that MC Advisors will waive base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2021	2020	2019
Part one incentive fees (1)	$2,937	$1,311	$119
Part two incentive fees (2)	1,512	(132)	132
Incentive fees, excluding the impact of incentive fee waivers	4,449	1,179	251
Incentive fee waivers (3)	(2,440)	(1,311)	(119)
Total incentive fees, net of incentive fee waivers	$2,009	$(132)	$132

(1)	Based on pre-incentive fee net investment income.

(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).

(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $1,698, $1,061 and $772, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $560, $332 and $233, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2021 and 2020, $178 and $91, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

During both of the years ended December 31, 2021 and 2020, respectively, no expenses were reimbursed by MC Management. MC Management agreed to reimburse the Company for administrative expenses (not to include base management fees or credit facility expenses) incurred by the Company of $544 for the year ended December 31, 2019. Accordingly, the Company has recorded a contra expense on the consolidated statements of operations of zero, zero and $544 for the years ended December 31, 2021, 2020 and 2019, respectively. As of both December 31, 2021 and 2020, the Company has recorded receivables for the remaining reimbursement from MC Management within due from affiliates on the consolidated statements of assets and liabilities of zero.

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

As of both December 31, 2021 and 2020, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2021 and 2020, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 206% and 333%, respectively.

The Company has a Credit Facility with KeyBank National Association, as agent, through the Company’s wholly owned subsidiary, the SPV. On January 15, 2021, the Company amended the Credit Facility to, among other things, expand the loan eligibility parameters under the Credit Facility to include foreign currency loans and foreign obligors. On January 19, 2021, the Company increased the size of the commitments under the Credit Facility to $125,000 from $100,000. The Company made several additional increases to the size of the commitments under the Credit Facility during the year ended December 31, 2021, increasing the commitments to $150,000 on April 23, 2021, $180,000 on June 28, 2021, $235,000 on July 20, 2021, $285,000 on July 29, 2021, $345,000 on August 18, 2021 and to the now current $450,000 on November 19, 2021.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2021 and 2020, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $615,978 and $164,328, respectively, and these investments are identified on the consolidated schedules of investments. As of December 31, 2021 and 2020, the Company had outstanding borrowings under the Credit Facility of $348,600 and $58,900, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As December 31, 2021 and 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 3.5%, respectively.

The composition of the Company’s interest and other debt financing expenses and average debt outstanding balances were as follows:

	For the years ended December 31,
	2021	2020	2019
Interest expense	$4,744	$1,735	$371
Unused commitment fees	385	133	170
Amortization of deferred financing costs	907	293	318
Total interest and other debt financing expenses	$6,036	$2,161	$859
Average debt outstanding	140,127	49,171	7,556

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2021 and 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2021 and 2020.

	As of December 31, 2021
Description	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD 72	1/18/2022	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 77	2/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 67	3/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 74	4/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 75	5/18/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 72	6/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 72	7/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 74	8/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 74	9/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 77	10/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 70	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD 12,078	12/19/2022	—	(206)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 136	2/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 138	7/18/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 140	8/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 148	10/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD 15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
Total			$802	$(217)

	As of December 31, 2020
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	65	1/19/2021	$—	$(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	2/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	3/18/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	4/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	5/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	6/17/2021	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	7/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	8/18/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	9/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	65	10/19/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	11/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/17/2021	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	1/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	2/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	61	3/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	4/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	5/18/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	6/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	7/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	8/17/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	68	9/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	70	10/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	63	11/17/2022	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	66	12/19/2022	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	11,000	12/19/2022	—	(137)	Unrealized loss on foreign currency forward contracts
Total				$—	$(157)

For the years ended December 31, 2021 and 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $742 and ($157), respectively. For the year ended December 31, 2019, the Company did not have any derivatives.

Note 9. Income Taxes

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2021	2020	2019
Increase (decrease) in capital in excess of par value	$(388)	$(72)	$(20)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	388	72	20

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of both December 31, 2021 and 2020, the Company had short-term capital loss carryforwards of zero. As of both December 31, 2021 and 2020, the Company had long-term capital loss carryforwards of zero.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$27,923	$7,990	$3,163
Net change in unrealized (gain) loss	9,724	1,041	(876)
Other income (loss) for tax but not book	741	(157)	—
Other income not currently taxable	(693)	(59)	—
Expenses not currently deductible	1,270	72	20
Total taxable income	$19,517	$8,887	$2,307

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2021	2020	2019
Ordinary income	$20,889	$7,591	$1,776
Long-term capital gains	441	15	—
Return of capital	388	—	—
Total	$21,718	$7,606	$1,776

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a net tax expense of zero.

As of December 31, 2021, the estimated cost basis of investments for U.S. federal income tax purposes was $697,019, resulting in estimated net unrealized gain of $7,871, comprised of estimated gross unrealized gains and losses of $8,004 and $133, respectively. As of December 31, 2020, the estimated cost basis of investments for U.S. federal income tax purposes was $190,085, resulting in estimated net unrealized gain of $51, comprised of estimated gross unrealized gains and losses of $2,627 and $2,576, respectively.

Note 10. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following tables summarize the distributions declared during the years ended December 31, 2021, 2020 and 2019, respectively:

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Year ended December 31, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
May 6, 2021	May 6, 2021	May 13, 2021	0.20	3,841
May 6, 2021	May 14, 2021	June 30, 2021	0.13	2,576
May 6, 2021	June 1, 2021	June 30, 2021	0.07	1,472
July 1, 2021	July 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	August 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	September 1, 2021	September 30, 2021	0.06	1,884
October 1, 2021	October 1, 2021	December 30, 2021	0.07	1,896
October 1, 2021	November 1, 2021	December 30, 2021	0.07	1,896
October 1, 2021	December 1, 2021	December 30, 2021	0.06	2,423
Total distributions declared			$1.00	$21,718

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Year ended December 31, 2020:
May 13, 2020	May 13, 2020	May 20, 2020	$0.20	$1,764
August 6, 2020	August 6, 2020	August 13, 2020	0.20	2,116
November 9, 2020	November 9, 2020	November 13, 2020	0.20	2,339
Total distributions declared			$0.60	$6,219

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Year ended December 31, 2019:
March 19, 2019	March 22, 2019	May 15, 2019	$0.20	$208
June 20, 2019	June 21, 2019	August 20, 2019	0.17	501
September 18, 2019	September 20, 2019	November 20, 2019	0.20	1,067
December 13, 2019	December 20, 2019	March 17, 2020	0.20	1,387
Total distributions declared			$0.77	$3,163

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the years December 31, 2021, 2020 and 2019, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2021:
March 12, 2021	$9.94	77,598	$771
May 13, 2021	$10.06	103,582	1,042
June 30, 2021	$10.06	109,029	1,097
September 30, 2021	$9.94	130,031	1,293
December 30, 2021	$10.06	176,352	1,774
Total proceeds		596,592	$5,977

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2020:
March 17, 2020	$10.00	35,717	$357
May 20, 2020	$9.49	53,408	507
August 13, 2020	$9.70	62,063	602
November 13, 2020	$9.80	66,700	654
Total proceeds		217,888	$2,120

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2019:
May 15, 2019	$10.00	8,530	$85
August 20, 2019	$10.00	13,797	138
November 20, 2019	$10.00	29,705	297
Total proceeds		52,032	$520

Note 11. Stock Issuances

As of December 31, 2021, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following tables summarize the issuance of shares of our common stock during the years ended December 31, 2021, 2020 and 2019:

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
Total		22,141,054	$219,753

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	$9.29	1,580,867	14,686
August 17, 2020	$9.50	1,049,263	9,968
November 16, 2020	$9.60	2,068,125	19,854
Total		6,735,096	$64,877

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2019:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	$10.00	1,596,600	15,966
April 4, 2019	$10.00	275,500	2,755
April 8, 2019	$10.00	21,000	210
July 1, 2019	$10.00	2,384,300	23,843
October 1, 2019	$10.00	1,527,500	15,275
Total		6,822,400	$68,224

During the years ended December 31, 2021, 2020 and 2019, the Company also issued 596,592 shares for an aggregate value of $5,977, 217,888 shares for an aggregate value of $2,120 and 52,032 shares for an aggregate value of $520, respectively, under the DRIP as disclosed in Note 10.

Note 12. Commitments and Contingencies

Commitments: As of December 31, 2021 and 2020, the Company had $125,204 and $29,547, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of December 31, 2021.

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

Note 13. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2021	2020	2019
Per share data:
Net asset value at beginning of period (1)	$9.94	$10.00	$10.00
Net investment income (loss) (2)	0.76	0.85	0.57
Net gain (loss) (2)	0.44	(0.10)	0.22
Net increase (decrease) in net assets resulting from operations (2)	1.20	0.75	0.79
Stockholder distributions – income	(0.96)	(0.60)	(0.77)
Stockholder distributions – capital gains	(0.02)	—	—
Stockholder distributions – return of capital	(0.02)	—	—
Other (3)	(0.04)	(0.21)	(0.02)
Net asset value at end of period	$10.10	$9.94	$10.00
Total return based on average net asset value (4)	11.57%	7.86%	9.80%
Ratio/Supplemental data:
Net assets at end of period	$369,448	$137,513	$68,745
Shares outstanding at end of period	36,565,162	13,827,515	6,874,532
Portfolio turnover (5)	22.52%	18.55%	10.43%
Ratio of total investment income to average net assets (6) (7)	13.31%	12.86%	12.53%
Ratio of expenses to average net assets with waivers and expense reimbursement (6) (7)	5.97%	4.02%	5.16%

(1)	The beginning net asset value for 2019 represents the initial offering price on January 15, 2019.
(2)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2021, 2020 and for the period from January 15, 2019 to December 31, 2019, respectively.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)	Ratios for the period January 15, 2019 to December 31, 2019 are not annualized.
(6)	Ratios for the period from January 15, 2019 to December 31, 2019 are annualized. Incentive fees included within the ratio are not annualized.
(7)	The following is a schedule of supplemental ratios for the years presented.

	2021	2020	2019
Ratio of expenses to average net assets without waivers and expense reimbursement (6)	7.57%	6.82%	8.68%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (6)	5.74%	6.04%	3.85%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (6)	7.34%	8.84%	7.37%

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 14, 2022, the date on which the consolidated financial statements were issued.

On January 4, 2022, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 4, 2022	March 31, 2022	$0.0667
February 1, 2022	March 31, 2022	0.0667
March 1, 2022	March 31, 2022	0.0666
Total dividends declared		$0.2000

On January 28, 2022, Aaron Peck stepped down from his position as the Chief Financial Officer, Chief Investment Officer, and Secretary of Monroe Capital Income Plus Corporation, effective upon the appointment of his successor, to redirect his focus towards the growth plan for the opportunistic credit business of Monroe Capital LLC. In that regard, Mr. Peck will remain with Monroe Capital and will continue to serve as Co-Head and Portfolio Manager of the Opportunistic Private Credit business of Monroe Capital. Mr. Peck will also continue to serve as an active member of Monroe Capital’s Investment Committee. There was no disagreement between Mr. Peck and the Company on any matter relating to the Company’s operations, policies, or practices.

On January 28, 2022, the Board appointed Lewis (“Mick”) W. Solimene, Jr., to serve as the Chief Financial Officer, Chief Investment Officer, and Secretary of the Company, effective immediately.

Note 15. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$12,196	$9,276	$6,006	$4,655
Net investment income	$6,217	$4,915	$3,354	$3,243
Net gain (loss)	$1,583	$3,378	$2,341	$2,892
Net increase (decrease) in net assets resulting from operations	$7,800	$8,293	$5,695	$6,135
Net investment income per share - basic and diluted	$0.19	$0.20	$0.16	$0.22
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.24	$0.33	$0.28	$0.41
Net asset value per share at period end	$10.10	$10.06	$9.94	$10.06

	For the quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$3,762	$3,375	$3,250	$2,689
Net investment income	$2,767	$2,338	$2,116	$1,764
Net gain (loss)	$1,938	$1,257	$2,134	$(6,324)
Net increase (decrease) in net assets resulting from operations	$4,705	$3,595	$4,250	$(4,560)
Net investment income per share - basic and diluted	$0.22	$0.21	$0.22	$0.20
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.37	$0.32	$0.44	$(0.51)
Net asset value per share at period end	$9.94	$9.80	$9.70	$9.49

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$1,877	$1,289	$618	$104
Net investment income	$884	$888	$428	$82
Net gain (loss)	$503	$179	$73	$126
Net increase (decrease) in net assets resulting from operations	$1,387	$1,067	$501	$208
Net investment income per share - basic and diluted	$0.13	$0.17	$0.15	$0.10
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.20	$0.20	$0.17	$0.25
Net asset value per share at period end	$10.00	$10.00	$10.00	$10.00

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (1)

4.1	Description of Securities*

10.1	Expense Agreement between the Company and MC Management (1)

10.2	Investment Advisory Agreement between the Company and MC Advisors (6)

10.3	Administration Agreement between the Company and MC Management (2)

10.4	License Agreement between the Company and Monroe Capital, LLC (2)

10.5	Form of Indemnification Agreement (2)

10.6	Dividend Reinvestment Plan (2)

10.7	Custody Agreement between the Company and U.S. Bank National Association, as custodian (3)

10.8	Transfer Agent agreement between the Company and U.S. Bank National Association, as transfer agent (3)

10.9	Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (6)

10.10	Purchase and Contribution Agreement between MC Income Plus Financing SPV LLC, as buyer, and the Company, as seller (5)

10.11	Account Control Agreement among MC Income Plus Financing SPV LLC, as pledgor; the Company, as collateral manager; U.S. Bank National Association, in its capacity as collateral agent, as secured party and securities intermediary (5)

10.12	Facility Amount Increase to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (4)

10.13	First Amendment and Waiver to the Amended and Restated Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Associated, as collateral agent, collateral administrator and document custodian. (7)

10.14	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

10.15	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

76

10.16	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(9)

10.17	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(10)

10.18	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(11)

10.19	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(12)

10.20	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(13)

10.21	Fourth Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(14)

77

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 9, 2019

(5)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019

(6)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 5, 2020

(7)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 19, 2020

(8)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on January 15, 2021

(9)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 27, 2021

(10)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 29, 2021

(11)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 22, 2021

(12)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2021

(13)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 19, 2021

(14)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 22, 2021

ITEM 16. FORM 10-K SUMMARY

None.

78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2022

Monroe Capital Income Plus Corporation (Registrant)

By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 14, 2022
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	March 14, 2022
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Russel Miron	Director	March 14, 2022
Russel Miron

/s/ Roger Schoenfeld	Director	March 14, 2022
Roger Schoenfeld

79