Form 10-Q
period 2022-03-31
Monroe Capital Income Plus Corp
filed 2022-05-12
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 48,314,481 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$754,026	$693,036
Non-controlled affiliate company investments	12,668	11,854
Total investments, at fair value (amortized cost of: $754,817 and $695,916, respectively)	766,694	704,890
Cash	3,294	4,998
Restricted cash	12,137	8,973
Unrealized gain on foreign currency forward contracts	52	585
Interest receivable	5,487	4,803
Other assets	98	12
Total assets	787,762	724,261

LIABILITIES
Debt:
Revolving credit facility	281,200	348,600
Less: Unamortized deferred financing costs	(3,677)	(3,615)
Total debt, less unamortized deferred financing costs	277,523	344,985
Interest payable	2,856	2,184
Management fees payable	2,796	2,366
Incentive fees payable	3,256	1,808
Accounts payable and accrued expenses	3,705	3,470
Directors' fees payable	15	—
Total liabilities	290,151	354,813
Net assets	$497,611	$369,448

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 48,956 and 36,565 shares issued and outstanding, respectively	$49	$37
Capital in excess of par value	486,091	360,955
Accumulated undistributed (overdistributed) earnings	11,471	8,456
Total net assets	$497,611	$369,448

Net asset value per share	$10.16	$10.10

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$16,223	$4,655
Total investment income from non-controlled/non-affiliate company investments	16,223	4,655
Non-controlled affiliate company investments:
Interest income	164	—
Total investment income from non-controlled affiliate company investments	164	—
Total investment income	16,387	4,655

Operating expenses:
Interest and other debt financing expenses	3,280	699
Base management fees	2,796	814
Incentive fees	1,823	961
Professional fees	145	89
Administrative service fees	203	111
General and administrative expenses	210	80
Directors' fees	15	15
Expenses before fee waivers	8,472	2,769
Base management fee waivers	—	(814)
Incentive fee waivers	—	(543)
Total expenses, net of fee waivers	8,472	1,412
Net investment income before income taxes	7,915	3,243
Income taxes, including excise taxes	—	—
Net investment income	7,915	3,243

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	25	43
Foreign currency forward contracts	18	(3)
Foreign currency and other transactions	—	(40)
Net realized gain (loss)	43	—

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	2,903	2,722
Foreign currency forward contracts	(533)	170
Net change in unrealized gain (loss)	2,370	2,892

Net gain (loss)	2,413	2,892

Net increase (decrease) in net assets resulting from operations	$10,328	$6,135

Per common share data:
Net investment income per share - basic and diluted	$0.20	$0.22
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.27	$0.41
Weighted average common shares outstanding - basic and diluted	38,729	14,786

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513
Net investment income	—	—	—	3,243	3,243
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (loss)	—	—	—	2,892	2,892
Issuance of common stock	5,302	5	51,634	—	51,639
Distributions declared to stockholders	—	—	—	(2,766)	(2,766)
Stock issued in connection with dividend reinvestment plan	77	—	771	—	771
Balances at March 31, 2021	19,207	$19	$188,041	$5,232	$193,292

Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448
Net investment income	—	—	—	7,915	7,915
Net realized gain (loss)	—	—	—	43	43
Net change in unrealized gain (loss)	—	—	—	2,370	2,370
Issuance of common stock	12,174	12	122,941	—	122,953
Distributions declared to stockholders	—	—	—	(7,313)	(7,313)
Stock issued in connection with dividend reinvestment plan	217	—	2,195	—	2,195
Balances at March 31, 2022	48,956	$49	$486,091	$11,471	$497,611

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,328	$6,135
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(25)	(43)
Net realized (gain) loss on foreign currency forward contracts	(18)	3
Net realized (gain) loss on foreign currency and other transactions	—	40
Net change in unrealized (gain) loss on investments	(2,903)	(2,722)
Net change in unrealized (gain) loss on foreign currency forward contracts	533	(170)
Payment-in-kind interest income	(679)	(176)
Net accretion of discounts and amortization of premiums	(643)	(189)
Purchases of investments	(79,826)	(51,050)
Proceeds from principal payments and sale of investments and settlement of forward contracts	22,290	18,779
Amortization of deferred financing costs	385	125
Changes in operating assets and liabilities:
Interest receivable	(684)	(461)
Other assets	(86)	136
Interest payable	672	148
Payable for unsettled trades	—	6,410
Management fees payable	430	(93)
Incentive fees payable	1,448	418
Accounts payable and accrued expenses	235	(204)
Directors' fees payable	15	15
Net cash provided by (used in) operating activities	(48,528)	(22,899)

Cash flows from financing activities:
Borrowings on revolving credit facility	75,500	50,900
Repayments of revolving credit facility	(142,900)	(67,500)
Payments of deferred financing costs	(447)	(303)
Proceeds from issuance of common stock	122,953	51,639
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $2,195 and $771, respectively	(5,118)	(1,995)
Net cash provided by (used in) financing activities	49,988	32,741

Net increase (decrease) in Cash and Restricted cash	1,460	9,842
Effect of foreign currency exchange rates	—	(40)
Cash and Restricted cash, beginning of period	13,971	6,120
Cash and Restricted cash, end of period	$15,431	$15,922

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$2,223	$426
Cash paid for income taxes, including excise taxes, during the period	$—	$66

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2022	December 31, 2021
Cash	$3,294	$4,998
Restricted cash	12,137	8,973
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,431	$13,971

	March 31, 2021	December 31, 2020
Cash	$3,487	$2,443
Restricted cash	12,435	3,677
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,922	$6,120

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (f)	L+4.25%	4.71%	5/2/2019	5/8/2026	1,653	$1,648	$1,525	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	7/25/2019	7/25/2025	1,950	1,925	1,950	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	12/24/2019	7/25/2025	1,018	1,005	1,018	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	2/17/2021	7/25/2025	1,760	1,755	1,760	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	6/15/2021	7/25/2025	1,032	1,013	1,032	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	8/10/2021	7/25/2025	1,007	990	1,007	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (g)	L+6.00%	7.00%	7/25/2019	7/25/2024	316	40	40	0.0%
					8,736	8,376	8,332	1.7%
Automotive
Born To Run, LLC (f)	L+6.00%	7.01%	4/1/2021	4/1/2027	8,933	8,779	8,980	1.8%
Born To Run, LLC (Delayed Draw) (g) (h)	L+6.00%	7.01%	4/1/2021	4/1/2027	1,463	86	86	0.0%
Lifted Trucks Holdings, LLC (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	9,975	9,793	9,935	2.0%
Lifted Trucks Holdings, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,381	—	—	0.0%
Truck-Lite Co., LLC (f)	L+6.25%	7.26%	3/11/2020	12/14/2026	3,409	3,384	3,426	0.7%
Truck-Lite Co., LLC (f)	L+6.25%	7.26%	11/23/2021	12/14/2026	633	633	636	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.26%	3/11/2020	12/14/2026	505	505	508	0.1%
Truck-Lite Co., LLC (f)	L+6.25%	7.26%	11/23/2021	12/14/2026	561	561	564	0.1%
Truck-Lite Co., LLC (Delayed Draw) (g) (h)	L+6.25%	7.26%	11/23/2021	12/14/2026	718	—	—	0.0%
					30,578	23,741	24,135	4.9%
Banking
MV Receivables II, LLC (Delayed Draw) (g) (h) (i)	L+9.75%	11.25%	7/29/2021	7/29/2026	10,000	2,118	2,496	0.5%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	1/12/2021	1/12/2027	3,000	2,951	3,000	0.6%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	10/12/2021	1/12/2027	503	494	503	0.1%
StarCompliance MidCo, LLC (Revolver) (g)	L+6.75%	7.75%	1/12/2021	1/12/2027	484	—	—	0.0%
					13,987	5,563	5,999	1.2%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (f)	L+5.50%	6.50%	10/18/2019	10/18/2024	5,422	5,363	5,397	1.1%
Huff Hispanic Food Holdings, LLC (f)	L+5.50%	6.50%	10/18/2019	10/18/2024	307	307	305	0.1%
Huff Hispanic Food Holdings, LLC (Revolver) (g)	L+5.50%	6.50%	10/18/2019	10/18/2024	1,286	574	572	0.1%
LVF Holdings, Inc. (f)	L+6.25%	7.26%	6/10/2021	6/10/2027	3,491	3,429	3,491	0.7%
LVF Holdings, Inc. (f)	L+6.25%	7.26%	6/10/2021	6/10/2027	3,341	3,341	3,341	0.7%
LVF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.26%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (g)	L+6.25%	7.26%	6/10/2021	6/10/2027	554	344	344	0.1%
LX/JT Intermediate Holdings, Inc. (f)	SF+6.00%	7.50%	3/11/2020	3/11/2025	3,311	3,269	3,254	0.6%
LX/JT Intermediate Holdings, Inc. (Revolver) (g)	SF+6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					19,014	16,627	16,704	3.4%
Capital Equipment
MCP Shaw Acquisitionco, LLC (f)	SF+6.50%	7.50%	2/28/2020	11/28/2025	7,786	7,683	7,767	1.5%
MCP Shaw Acquisitionco, LLC (f)	SF+6.50%	7.50%	12/29/2021	11/28/2025	2,396	2,351	2,390	0.5%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (g) (h)	SF+6.50%	7.50%	12/29/2021	11/28/2025	786	—	—	0.0%
MCP Shaw Acquisitionco, LLC (Revolver) (g)	SF+6.50%	7.50%	2/28/2020	11/28/2025	1,427	476	476	0.1%
					12,395	10,510	10,633	2.1%
Construction & Building
Premier Roofing L.L.C. (f)	L+6.50%	7.50%	8/31/2020	8/29/2025	3,456	3,407	3,378	0.7%
Premier Roofing L.L.C. (Revolver) (g)	L+6.50%	7.50%	8/31/2020	8/29/2025	1,199	959	937	0.2%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	4/19/2021	4/17/2026	4,466	4,401	4,466	0.9%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	4/19/2021	4/17/2026	5,453	5,453	5,453	1.1%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	12/17/2021	4/17/2026	4,894	4,813	4,894	1.0%
					19,468	19,033	19,128	3.9%
Consumer Goods: Durable
Independence Buyer, Inc. (f)	L+5.75%	6.75%	8/3/2021	8/3/2026	12,469	12,248	12,469	2.5%
Independence Buyer, Inc. (Revolver) (g)	L+5.75%	6.75%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (f)	L+6.75%	7.75%	8/4/2021	8/4/2026	5,473	5,375	5,452	1.1%
Recycled Plastics Industries, LLC (Revolver) (g)	L+6.75%	7.75%	8/4/2021	8/4/2026	743	520	518	0.1%
					21,649	18,143	18,439	3.7%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (f)	L+5.75%	6.75%	5/18/2021	5/18/2026	13,930	13,693	13,909	2.8%
Arizona Natural Resources, LLC (f)	L+5.75%	6.75%	12/15/2021	5/18/2026	2,557	2,509	2,553	0.5%
Arizona Natural Resources, LLC (Revolver)	L+5.75%	6.75%	5/18/2021	5/18/2026	1,111	1,111	1,109	0.2%
The Kyjen Company, LLC (f)	L+6.50%	7.50%	5/14/2021	4/3/2026	2,970	2,944	2,982	0.6%
The Kyjen Company, LLC (Revolver) (g)	L+6.50%	7.50%	5/14/2021	4/3/2026	315	87	87	0.0%
Thrasio, LLC (f)	L+7.00%	8.01%	12/18/2020	12/18/2026	4,928	4,868	4,909	1.0%
					25,811	25,212	25,549	5.1%
Containers, Packaging & Glass
Polychem Acquisition, LLC (f)	L+5.00%	6.50%	4/8/2019	3/17/2025	1,940	1,936	1,939	0.4%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+7.75%	5.75% Cash/ 3.00% PIK	10/16/2020	6/30/2022	203	203	203	0.0%
					2,143	2,139	2,142	0.4%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (f)	L+4.75%	5.75%	3/18/2021	3/17/2028	2,265	2,256	2,260	0.4%
Par Petroleum, LLC (f)	L+6.75%	6.99%	1/27/2020	1/12/2026	895	900	894	0.2%
					3,160	3,156	3,154	0.6%
Environmental Industries
Quest Resource Management Group, LLC (f)	L+6.50%	7.50%	10/19/2020	10/20/2025	988	922	987	0.2%
Quest Resource Management Group, LLC (f)	L+6.50%	7.50%	10/19/2020	10/20/2025	1,084	1,084	1,084	0.2%
Quest Resource Management Group, LLC (f)	L+6.50%	7.50%	12/7/2021	10/20/2025	3,856	3,784	3,839	0.8%
Quest Resource Management Group, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	12/7/2021	10/20/2025	1,778	389	387	0.1%
StormTrap, LLC (f)	SF+5.50%	6.74%	3/25/2022	3/24/2028	8,000	7,860	8,010	1.6%
StormTrap, LLC (Delayed Draw) (g) (h)	SF+5.50%	6.74%	3/25/2022	3/24/2028	2,222	—	—	0.0%
Volt Bidco, Inc. (f)	L+6.50%	7.50%	8/11/2021	8/11/2027	6,000	5,890	5,978	1.2%
Volt Bidco, Inc. (Delayed Draw) (g) (h)	L+6.50%	7.50%	8/11/2021	8/11/2027	688	232	231	0.0%
Volt Bidco, Inc. (Revolver) (g)	L+6.50%	7.50%	8/11/2021	8/11/2027	574	—	—	0.0%
					25,190	20,161	20,516	4.1%
FIRE: Finance
Exiger LLC (f)	L+7.25%	8.25%	9/30/2021	9/30/2027	14,000	13,740	14,056	2.8%
Exiger LLC (Delayed Draw) (g) (h)	L+7.25%	8.25%	9/30/2021	9/30/2027	4,200	—	—	0.0%
Exiger LLC (Revolver) (g)	L+7.25%	8.25%	9/30/2021	9/30/2027	1,400	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (g) (h) (i)	n/a	9.00%	12/24/2020	12/24/2026	2,809	975	960	0.2%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	11.50%	2/25/2021	2/25/2026	8,040	8,460	8,040	1.6%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	10.75%	6/29/2021	6/29/2026	3,387	3,400	3,387	0.7%
W3 Monroe RE Debt LLC (i)	n/a	10.00% PIK	2/5/2021	2/4/2028	1,806	1,806	1,806	0.4%
					35,642	28,381	28,249	5.7%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (f) (g) (h) (i)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	908	908	0.2%
Avison Young (USA) Inc. (f) (i) (j)	L+5.75%	6.76%	4/26/2019	1/30/2026	1,940	1,928	1,933	0.4%
Florida East Coast Industries, LLC (f) (i)	n/a	10.50%	8/9/2021	6/28/2024	5,063	4,942	5,012	1.0%
InsideRE, LLC (f)	L+5.75%	6.76%	12/22/2021	12/22/2027	7,484	7,341	7,434	1.5%
InsideRE, LLC (Delayed Draw) (g) (h)	L+5.75%	6.76%	12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (g)	L+5.75%	6.76%	12/22/2021	12/22/2027	965	—	—	0.0%
NCBP Property, LLC (i)	L+9.50%	10.50%	12/18/2020	12/16/2022	2,500	2,491	2,504	0.5%
					21,838	17,610	17,791	3.6%
Healthcare & Pharmaceuticals
Apotheco, LLC (f)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	1,826	1,810	1,751	0.3%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	481	481	462	0.1%
Appriss Health, LLC (f)	L+7.25%	8.25%	5/6/2021	5/6/2027	6,500	6,385	6,503	1.3%
Appriss Health, LLC (Revolver) (g)	L+7.25%	8.25%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (f)	L+5.50%	6.50%	2/5/2020	2/5/2025	2,267	2,240	2,267	0.4%
Ascent Midco, LLC (Revolver) (g)	L+5.50%	6.50%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (f)	L+6.50%	7.50%	2/12/2021	2/12/2026	2,841	2,793	2,852	0.6%
Brickell Bay Acquisition Corp. (Delayed Draw) (g) (h)	L+6.50%	7.50%	2/12/2021	2/12/2026	573	—	—	0.0%
Caravel Autism Health, LLC (f)	L+5.75%	6.75%	6/30/2021	6/30/2027	7,980	7,837	7,414	1.5%
Caravel Autism Health, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	6/30/2021	6/30/2027	5,999	299	277	0.1%
Caravel Autism Health, LLC (Revolver) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027	2,000	1,000	929	0.2%
Dorado Acquisition, Inc. (f)	L+6.25%	7.25%	6/30/2021	6/30/2026	13,930	13,686	13,923	2.8%
Dorado Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (g)	L+6.25%	7.25%	6/30/2021	6/30/2026	1,670	—	—	0.0%
INH Buyer, Inc. (f)	L+6.00%	7.01%	6/30/2021	6/28/2028	4,886	4,842	4,747	0.9%
NationsBenefits, LLC (f)	L+7.00%	8.00%	8/20/2021	8/20/2026	12,219	12,002	12,464	2.5%
NationsBenefits, LLC (Revolver) (g)	L+7.00%	8.00%	8/20/2021	8/20/2026	1,361	—	—	0.0%
QF Holdings, Inc. (f)	L+6.25%	7.54%	9/19/2019	9/19/2024	4,550	4,502	4,539	0.9%
QF Holdings, Inc. (f)	L+6.25%	7.25%	12/15/2021	12/15/2027	4,368	4,306	4,357	0.9%
QF Holdings, Inc. (f)	L+6.25%	7.54%	9/19/2019	9/19/2024	910	910	908	0.2%
QF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.54%	8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (g)	L+6.25%	7.54%	9/19/2019	9/19/2024	1,092	—	—	0.0%
Seran BioScience, LLC (f)	L+6.25%	7.25%	12/31/2020	12/31/2025	1,980	1,950	1,982	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Seran BioScience, LLC (Revolver) (g)	L+6.25%	7.25%	12/31/2020	12/31/2025	356	$—	$—	0.0%
SIP Care Services, LLC (f)	L+5.75%	6.75%	12/30/2021	12/30/2026	3,800	3,728	3,800	0.8%
SIP Care Services, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (g)	L+5.75%	6.75%	12/30/2021	12/30/2026	760	—	—	0.0%
TigerConnect, Inc. (f)	SF+6.75%	7.75%	2/16/2022	2/16/2028	10,000	9,805	10,000	2.0%
TigerConnect, Inc. (Delayed Draw) (g) (h)	SF+6.75%	7.75%	2/16/2022	2/16/2028	413	—	—	0.0%
TigerConnect, Inc. (Revolver) (g)	SF+6.75%	7.75%	2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (f)	L+6.75%	7.75%	8/28/2019	1/18/2028	5,000	4,946	5,082	1.0%
WebPT, Inc. (Revolver) (g)	L+6.75%	7.75%	8/28/2019	1/18/2028	521	—	—	0.0%
					105,104	83,522	84,257	16.9%
High Tech Industries
Acquia Inc. (f)	L+7.00%	8.00%	11/1/2019	10/31/2025	15,429	15,182	15,428	3.1%
Acquia Inc. (Revolver) (g)	L+7.00%	8.00%	11/1/2019	10/31/2025	588	—	—	0.0%
Arcstor Midco, LLC (f)	L+7.00%	8.01%	3/16/2021	3/16/2027	11,880	11,676	11,363	2.3%
MarkLogic Corporation (f)	L+6.00%	7.00%	10/20/2020	10/20/2025	5,184	5,088	5,262	1.0%
MarkLogic Corporation (f)	L+6.00%	7.00%	11/23/2021	10/20/2025	483	475	492	0.1%
MarkLogic Corporation (Delayed Draw) (g) (h)	L+6.00%	7.00%	11/23/2021	10/20/2025	323	—	—	0.0%
MarkLogic Corporation (Revolver) (g)	L+6.00%	7.00%	10/20/2020	10/20/2025	404	—	—	0.0%
Mindbody, Inc. (f)	L+8.50%	8.38% Cash/ 1.50% PIK	2/15/2019	2/14/2025	1,860	1,841	1,854	0.4%
Mindbody, Inc. (f)	L+8.50%	8.38% Cash/ 1.50% PIK	9/22/2021	2/14/2025	7,358	7,358	7,333	1.5%
Mindbody, Inc. (Revolver) (g)	L+8.00%	9.38%	2/15/2019	2/14/2025	190	—	—	0.0%
Mockingbird Acquisitionco Inc. (f)	L+6.00%	7.00%	10/1/2020	10/1/2025	3,840	3,783	3,857	0.8%
Mockingbird Acquisitionco Inc. (Revolver) (g)	L+6.00%	7.00%	10/1/2020	10/1/2025	600	360	360	0.1%
Optomi, LLC (f)	L+5.75%	6.75%	12/16/2021	12/16/2027	13,500	13,243	13,500	2.7%
Optomi, LLC (Revolver) (g)	L+5.75%	6.75%	12/16/2021	12/16/2027	3,189	1,913	1,913	0.4%
Securly, Inc. (f)	L+7.00%	8.01%	4/22/2021	4/22/2027	8,400	8,253	8,400	1.7%
Securly, Inc. (Delayed Draw) (g) (h)	L+7.00%	8.00%	4/22/2021	4/22/2027	1,938	1,764	1,764	0.3%
Securly, Inc. (Revolver) (g)	L+7.00%	8.01%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (f)	L+4.75%	5.21%	4/18/2019	4/30/2026	731	723	727	0.1%
					76,866	71,659	72,253	14.5%
Hotels, Gaming & Leisure
Equine Network, LLC (f)	L+6.00%	7.00%	12/31/2020	12/31/2025	1,485	1,459	1,472	0.3%
Equine Network, LLC (f)	L+6.00%	7.00%	1/29/2021	12/31/2025	673	663	668	0.1%
Equine Network, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (g)	L+6.00%	7.00%	12/31/2020	12/31/2025	146	73	73	0.0%
					2,670	2,195	2,213	0.4%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (f)	L+6.00%	7.00%	11/24/2021	11/24/2026	18,000	17,663	18,002	3.6%
95 Percent Buyer, LLC (Revolver) (g)	L+6.00%	7.00%	11/24/2021	11/24/2026	963	—	—	0.0%
Madison Logic, Inc. (f)	L+5.75%	6.75%	11/22/2021	11/20/2026	19,950	19,671	20,044	4.0%
Madison Logic, Inc. (Revolver) (g)	L+5.75%	6.75%	11/22/2021	11/20/2026	912	—	—	0.0%
North Haven USHC Acquisition, Inc. (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	2,469	2,431	2,469	0.5%
North Haven USHC Acquisition, Inc. (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	715	715	715	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.00%	7.00%	9/3/2021	10/30/2025	1,440	481	485	0.1%
North Haven USHC Acquisition, Inc. (Revolver) (g)	L+6.00%	7.00%	3/12/2021	10/30/2025	240	—	—	0.0%
NTM Acquisition Corp (f)	L+7.25%	7.26% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,584	4,583	4,424	0.9%
Relevate Health Group, LLC (f)	L+6.00%	7.00%	11/20/2020	11/20/2025	1,980	1,950	1,990	0.4%
Relevate Health Group, LLC (f)	SF+6.00%	7.00%	3/28/2022	11/20/2025	5,263	5,158	5,289	1.1%
Relevate Health Group, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	11/20/2020	11/20/2025	1,044	886	890	0.2%
Relevate Health Group, LLC (Revolver) (g)	L+6.00%	7.00%	11/20/2020	11/20/2025	789	—	—	0.0%
Spherix Global Inc. (f)	SF+6.00%	7.00%	12/22/2021	12/22/2026	4,500	4,426	4,500	0.9%
Spherix Global Inc. (Revolver) (g)	SF+6.00%	7.00%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (f)	L+6.50%	7.50%	1/28/2020	1/28/2025	6,078	5,987	6,099	1.2%
XanEdu Publishing, Inc. (Revolver) (g)	L+6.50%	7.50%	1/28/2020	1/28/2025	977	—	—	0.0%
					70,404	63,951	64,907	13.1%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,168	1,166	1,168	0.2%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	366	366	366	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	138	138	138	0.0%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	224	224	224	0.1%
					1,896	1,894	1,896	0.4%
Media: Diversified & Production
Chess.com, LLC (f)	L+6.50%	7.51%	12/31/2021	12/31/2027	13,000	12,752	13,000	2.6%
Chess.com, LLC (Revolver) (g)	L+6.50%	7.51%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,000	992	1,000	0.2%
Crownpeak Technology, Inc. (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	42	—	—	0.0%
CyberGrants Holdings, LLC (f)	L+6.50%	7.25%	9/8/2021	9/8/2027	18,500	18,251	18,500	3.7%
CyberGrants Holdings, LLC (Delayed Draw) (g) (h)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,814	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (g)	L+6.50%	7.50%	9/8/2021	9/8/2027	1,814	1,270	1,270	0.3%
Spectrum Science Communications, LLC (f)	SF+6.50%	7.50%	1/25/2022	1/25/2027	3,000	2,942	3,000	0.6%
Spectrum Science Communications, LLC (Revolver) (g)	SF+6.50%	7.50%	1/25/2022	1/25/2027	600	—	—	0.0%
Streamland Media MidCo LLC (f)	SF+6.75%	7.75%	8/26/2019	8/31/2023	1,989	1,971	1,989	0.4%
Streamland Media MidCo LLC (f)	SF+6.75%	7.75%	3/7/2022	8/31/2023	540	531	541	0.1%
					43,727	38,724	39,315	7.9%
Services: Business
Aperture Companies, LLC (f)	L+6.25%	7.25%	12/31/2021	12/31/2026	15,000	14,716	14,976	3.0%
Aperture Companies, LLC (Delayed Draw) (g) (h)	L+6.25%	7.25%	12/31/2021	12/31/2026	4,320	—	—	0.0%
Aperture Companies, LLC (Revolver) (g)	L+6.25%	7.25%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (f)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	4,539	4,468	4,621	0.9%
Aras Corporation (Revolver) (g)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	325	—	—	0.0%
Argano, LLC (f)	SF+5.50%	6.50%	6/10/2021	6/10/2026	9,054	8,899	9,043	1.8%
Argano, LLC	SF+5.50%	6.50%	6/10/2021	6/10/2026	4,009	4,009	4,004	0.8%
Argano, LLC (Delayed Draw) (g) (h)	SF+5.50%	6.50%	3/16/2022	6/10/2026	4,771	649	649	0.1%
Argano, LLC (Revolver) (g)	SF+5.50%	6.50%	6/10/2021	6/10/2026	965	212	212	0.1%
Certify, Inc. (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	488	485	486	0.1%
Certify, Inc. (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	67	67	66	0.0%
Certify, Inc. (f)	L+5.50%	6.50%	1/21/2022	2/28/2024	55	55	55	0.0%
Certify, Inc. (Delayed Draw) (g) (h)	L+5.50%	6.50%	1/21/2022	2/28/2024	55	—	—	0.0%
Certify, Inc. (Revolver) (g)	L+5.50%	6.50%	2/28/2019	2/28/2024	22	6	6	0.0%
ecMarket Inc. and Conexiom US Inc. (f) (i) (j)	L+7.00%	8.01%	9/21/2021	9/21/2027	15,500	15,215	15,442	3.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (g) (h) (i) (j)	L+7.00%	8.01%	9/21/2021	9/21/2027	1,291	665	662	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver) (g) (i) (j)	L+6.50%	7.50%	9/21/2021	9/21/2027	2,067	—	—	0.0%
HS4 Acquisitionco, Inc. (f)	L+6.75%	7.76%	7/9/2019	7/9/2025	3,970	3,922	3,962	0.8%
HS4 Acquisitionco, Inc. (f)	L+6.75%	7.76%	10/6/2021	7/9/2025	4,313	4,313	4,304	0.9%
HS4 Acquisitionco, Inc. (Revolver) (g)	L+6.75%	7.76%	7/9/2019	7/9/2025	325	49	49	0.0%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	5/3/2019	5/2/2025	2,938	2,906	2,938	0.6%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	5/3/2019	5/2/2025	311	311	311	0.1%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	3/4/2020	5/2/2025	278	278	278	0.1%
Kaseya Inc. (f)	L+6.50%	6.50% Cash/ 1.00% PIK	9/8/2021	5/2/2025	8,036	7,915	8,036	1.6%
Kaseya Inc. (Delayed Draw) (g) (h)	L+6.50%	6.50% Cash/ 1.00% PIK	9/8/2021	5/2/2025	3,774	1,962	1,962	0.4%
Kaseya Inc. (Revolver) (g)	L+6.50%	7.50%	5/3/2019	5/2/2025	211	—	—	0.0%
Relativity ODA LLC (f)	L+6.50%	7.50% PIK	5/12/2021	5/12/2027	4,813	4,711	4,832	1.0%
Relativity ODA LLC (Revolver) (g)	L+6.50%	7.50% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (f)	L+6.50%	7.50%	7/2/2021	7/2/2027	4,148	4,073	4,140	0.8%
Sundance Group Holdings, Inc. (Delayed Draw) (g) (h)	L+6.50%	7.50%	7/2/2021	7/2/2027	1,244	—	—	0.0%
Sundance Group Holdings, Inc. (Revolver) (g)	L+6.50%	7.50%	7/2/2021	7/2/2027	498	116	116	0.0%
					99,184	80,002	81,150	16.3%
Services: Consumer
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	3,578	3,529	3,578	0.7%
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	9/3/2021	12/26/2025	8,128	8,005	8,128	1.6%
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	9/3/2021	12/26/2025	3,910	3,910	3,910	0.8%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g) (h)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,800	1,848	1,848	0.4%
Express Wash Acquisition Company, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	12/22/2021	12/26/2025	5,000	3,879	3,879	0.8%
Express Wash Acquisition Company, LLC (Revolver) (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	840	448	448	0.1%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	4,316	4,247	4,332	0.9%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	718	718	721	0.1%
IDIG Parent, LLC (Revolver) (g)	L+6.00%	7.00%	12/15/2020	12/15/2026	336	—	—	0.0%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	8/1/2019	1/2/2024	4,226	4,209	4,215	0.9%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	5/3/2021	1/2/2024	2,539	2,539	2,533	0.5%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	8/3/2021	1/2/2024	2,111	2,080	2,106	0.4%
Light Wave Dental Management, LLC	L+6.50%	7.50%	8/3/2021	1/2/2024	4,574	4,574	4,562	0.9%
Light Wave Dental Management, LLC (Revolver) (g)	L+6.50%	7.50%	5/3/2021	1/2/2024	320	—	—	0.0%
					43,396	39,986	40,260	8.1%
Telecommunications
Calabrio, Inc. (f)	L+7.00%	8.01%	4/16/2021	4/16/2027	8,000	7,825	8,000	1.6%
Calabrio, Inc. (Revolver) (g)	L+7.00%	8.01%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (f)	L+6.25%	7.25%	11/13/2019	11/13/2025	6,354	6,265	6,332	1.3%
DataOnline Corp. (Revolver)	L+6.25%	7.26%	11/13/2019	11/13/2025	844	844	844	0.2%
Sandvine Corporation (f)	L+4.50%	4.96%	3/8/2021	10/31/2025	1,159	1,159	1,148	0.2%
VHT Acquisitions, LLC (f)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	18,000	17,661	18,036	3.6%
VHT Acquisitions, LLC (Delayed Draw) (g) (h)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	1,440	—	—	0.0%
VHT Acquisitions, LLC (Revolver) (g)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	514	—	—	0.0%
					37,274	33,754	34,360	6.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Transportation: Cargo
Complete Innovations Inc. (f) (i) (j) (l)	C+6.75%	7.75%		12/16/2020	12/16/2025	8,797	$8,500	$8,966	1.8%
Complete Innovations Inc. (Delayed Draw) (g) (h) (i) (j) (l)	C+6.75%	7.75%		12/16/2020	12/16/2025	1,287	800	820	0.1%
RS Acquisition, LLC (f)	L+5.75%	6.75%		12/13/2021	12/14/2026	11,000	10,794	10,986	2.2%
RS Acquisition, LLC (Delayed Draw) (f) (g) (h)	L+5.75%	6.75%		12/13/2021	12/14/2026	10,115	8,345	8,334	1.7%
RS Acquisition, LLC (Revolver) (g)	L+5.75%	6.75%		12/13/2021	12/14/2026	1,264	—	—	0.0%
						32,463	28,439	29,106	5.8%
Wholesale
S&S Holdings LLC (f)	L+5.00%	5.80%		3/10/2021	3/10/2028	2,970	2,891	2,870	0.6%
						2,970	2,891	2,870	0.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						755,565	645,669	653,358	131.3%

Unitranche Secured Loans (m)
Aerospace & Defense
Cassavant Holdings, LLC (f)	L+6.50%	7.50%		9/8/2021	9/8/2026	13,930	13,680	13,944	2.8%
						13,930	13,680	13,944	2.8%
Media: Advertising, Printing & Publishing
New Engen, Inc. (f)	SF+5.00%	6.00%		12/3/2021	12/3/2026	9,500	9,344	9,493	1.9%
New Engen, Inc. (f)	SF+5.00%	6.00%		12/27/2021	12/3/2026	8,022	8,022	8,017	1.6%
						17,522	17,366	17,510	3.5%
Services: Business
Onit, Inc. (f)	SF+7.25%	8.25%		12/20/2021	5/2/2025	16,800	16,508	16,800	3.4%
						16,800	16,508	16,800	3.4%
Telecommunications
VB E1, LLC (f)	L+7.65%	8.66%		11/18/2020	11/18/2026	3,000	3,000	3,060	0.6%
						3,000	3,000	3,060	0.6%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						51,252	50,554	51,314	10.3%

Junior Secured Loans
Banking
MoneyLion, Inc. (f) (i)	SF+8.50%	9.50%		3/25/2022	3/24/2026	18,750	18,563	18,727	3.8%
MoneyLion, Inc. (f) (i)	n/a	12.00%		8/27/2021	5/1/2023	2,500	2,484	2,497	0.5%
MoneyLion, Inc. (Delayed Draw) (g) (h) (i)	SF+8.50%	9.50%		3/25/2022	3/24/2026	5,357	—	—	0.0%
						26,607	21,047	21,224	4.3%
FIRE: Real Estate
Florida East Coast Industries, LLC (i)	n/a	16.00% PIK		8/9/2021	6/28/2024	3,476	3,401	3,441	0.7%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (g) (h) (i)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026	7,856	6,692	6,692	1.3%
						11,332	10,093	10,133	2.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						37,939	31,140	31,357	6.3%

Equity Securities (n) (o)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	(p)	4/1/2021	—	—	693	641	0.1%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (q)	—	—	(p)	8/2/2021	—	—	159	158	0.1%
							852	799	0.2%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (i) (q)	—	—	(p)	7/29/2021	—	—	750	1,394	0.3%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (i) (q)	—	—	(p)	7/28/2021	7/28/2031	—	453	1,258	0.2%
							1,203	2,652	0.5%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(p)	10/18/2019	—	—	171	174	0.0%
							171	174	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (q)	—	—	(p)	2/28/2020	—	—	95	112	0.0%
							95	112	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	(p)	8/3/2021	—	—	169	228	0.0%
							169	228	0.0%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (f)	—	—	(p)	1/11/2020	—	—	901	602	0.1%
							901	602	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2020	3/19/2028	—	67	209	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2021	3/19/2028	—	—	146	0.0%
StormTrap, LLC (640,000 Class A preferred units) (q)	n/a	8.00% PIK		3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (q)	—	—	(p)	3/25/2022	—	—	—	—	0.0%
Volt Bidco, Inc. (765 shares of common stock)	—	—	(p)	8/11/2021	—	—	765	635	0.1%
							1,472	1,630	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (i) (q)	—	—	(p)	12/24/2020	—	—	—	—	0.0%
							—	—	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (q)	—	—	(p)	9/9/2019	—	—	160	333	0.1%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (i) (q)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	3	359	0.1%
							163	692	0.2%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (q)	n/a	8.00% PIK		2/5/2020	—	—	726	880	0.2%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(p)	6/30/2021	—	—	501	501	0.1%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(p)	6/30/2021	—	—	—	146	0.0%
NationsBenefits, LLC (356,658 Series B units) (q)	n/a	5.00% PIK		3/24/2022	—	—	2,393	2,875	0.6%
NationsBenefits, LLC (326,667 common units) (q)	—	—	(p)	8/20/2021	—	—	468	524	0.1%
Seran BioScience, LLC (26,666 common units) (q)	—	—	(p)	12/31/2020	—	—	267	468	0.1%
							4,355	5,394	1.1%
High Tech Industries
MarkLogic Corporation (435,358 Class A units)	—	—	(p)	10/20/2020	—	—	435	510	0.1%
Optomi, LLC (278 Class A units) (q)	—	—	(p)	12/16/2021	—	—	278	279	0.1%
Optomi, LLC (41 Class A-1 units) (q)	n/a	8.00% PIK		12/16/2021	—	—	41	41	0.0%
Recorded Future, Inc. (40,243 Class A units) (r)	—	—	(p)	7/3/2019	—	—	40	113	0.0%
							794	943	0.2%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (q)	—	—	(p)	12/31/2020	—	—	95	90	0.0%
							95	90	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (q)	n/a	8.00% PIK		11/24/2021	—	—	385	423	0.1%
New Engen, Inc. (417 preferred units)	n/a	8.00% PIK		12/27/2021	—	—	417	416	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	(p)	12/27/2021	—	—	5	5	0.0%
Relevate Health Group, LLC (53 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(p)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	(p)	12/22/2021	—	—	333	343	0.1%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	160	0.0%
							1,258	1,400	0.3%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (q)	—	—	(p)	12/31/2021	—	—	189	189	0.0%
							189	189	0.0%
Services: Business
Argano, LLC (52,533 common units) (q)	—	—	(p)	6/10/2021	—	—	239	241	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (i) (j)	—	—	(p)	9/21/2021	—	—	723	677	0.1%
Skillsoft Corp. (26,168 Class A shares) (f) (i) (s)	—	—	(p)	6/11/2021	—	—	508	158	0.0%
							1,470	1,076	0.2%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (q)	n/a	8.00% PIK		12/28/2020	—	—	140	252	0.1%
IDIG Parent, LLC (192,908 shares of common stock) (q) (t)	—	—	(p)	1/4/2021	—	—	195	342	0.1%
							335	594	0.2%
Telecommunications
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	(p)	12/2/2021	1/31/2029	—	—	—	0.0%
							—	—	0.0%
Transportation: Cargo
RS Acquisition, LLC (753,485 common units) (q)	—	—	(p)	1/12/2022	—	—	1,264	1,422	0.3%
							1,264	1,422	0.3%
Total Non-Controlled/Non-Affiliate Equity Securities							14,786	17,997	3.6%
Total Non-Controlled/Non-Affiliate Company Investments							$742,149	$754,026	151.5%

Non-Controlled Affiliate Company Investments (u)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (g) (i)	L+7.00%	7.50%		8/11/2021	8/9/2024	4,875	$2,591	$2,591	0.5%
						4,875	2,591	2,591	0.5%
Total Non-Controlled/Affiliate Senior Secured Loans						4,875	2,591	2,591	0.5%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (i)	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	1.2%
SFR Holdco, LLC (Delayed Draw) (g) (h) (i)	n/a	8.00%		3/1/2022	7/28/2028	4,388	196	196	0.1%
						10,238	6,046	6,046	1.3%
Total Non-Controlled/Affiliate Junior Secured Loans						10,238	6,046	6,046	1.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Equity Securities (o) (u)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (i)	—	—	(p)	8/6/2021	—	—	$3,900	$3,900	0.8%
SFR Holdco, LLC (10.5% of equity commitments) (i) (v)	—	—	(p)	3/1/2022	—	—	131	131	0.0%
							4,031	4,031	0.8%
Total Non-Controlled/Affiliate Equity Securities							4,031	4,031	0.8%
Total Non-Controlled/Affiliate Company Investments							$12,668	$12,668	2.6%

TOTAL INVESTMENTS							$754,817	$766,694	154.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$57	CAD	74	Bannockburn Global Forex, LLC	4/19/2022	$(2)
Foreign currency forward contract	$57	CAD	75	Bannockburn Global Forex, LLC	5/18/2022	(2)
Foreign currency forward contract	$56	CAD	72	Bannockburn Global Forex, LLC	6/17/2022	(2)
Foreign currency forward contract	$56	CAD	72	Bannockburn Global Forex, LLC	7/19/2022	(2)
Foreign currency forward contract	$58	CAD	74	Bannockburn Global Forex, LLC	8/17/2022	(2)
Foreign currency forward contract	$58	CAD	74	Bannockburn Global Forex, LLC	9/19/2022	(2)
Foreign currency forward contract	$59	CAD	77	Bannockburn Global Forex, LLC	10/19/2022	(2)
Foreign currency forward contract	$54	CAD	70	Bannockburn Global Forex, LLC	11/17/2022	(1)
Foreign currency forward contract	$9,352	CAD	12,078	Bannockburn Global Forex, LLC	12/19/2022	(306)
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	4/19/2022	4
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	5/17/2022	3
Foreign currency forward contract	$119	AUD	153	Bannockburn Global Forex, LLC	6/17/2022	4
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	3
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	3
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	4
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	4
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	3
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	3
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	4
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	3
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	3
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	4
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	2
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	4
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	3
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	3
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	3
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	3
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	3
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	3
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	3
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	3
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	298
						$52

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

(a) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate ("SOFR" or "SF"), Sterling Overnight Index Average (“SONIA” or “SN”), Canadian dollar Offered rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, SONIA, CDOR, or Prime and the current contractual interest rate in effect at March 31, 2022. Certain investments are subject to a LIBOR, SOFR, SONIA, CDOR, or Prime interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c) Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2022 represented 154.1% of the Company’s net assets or 97.3% of the Company’s total assets, are subject to legal restrictions on sales.
(d) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e) Percentages are based on net assets of $497,611 as of March 31, 2022.
(f) This security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company's secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 6 in the accompanying notes to the consolidated financial statements).
(g) All or a portion of this commitment was unfunded at March 31, 2022. As such, interest is earned only on the funded portion of this commitment.
(h) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(i) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets totaled 12.8% of the Company’s total assets.
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
(r) As of March 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(s) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(t) As of March 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(u) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(v) As of March 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $2,794.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (f)	L+4.25%	4.35%	5/2/2019	5/8/2026	1,658	$1,652	$1,583	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	7/25/2019	7/25/2025	1,955	1,928	1,955	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	12/24/2019	7/25/2025	1,020	1,006	1,020	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	2/17/2021	7/25/2025	1,765	1,750	1,765	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	6/15/2021	7/25/2025	1,034	1,015	1,034	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	8/10/2021	7/25/2025	1,010	991	1,010	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (g)	L+6.00%	7.00%	7/25/2019	7/25/2024	316	40	40	0.0%
					8,758	8,382	8,407	2.3%
Automotive
Born To Run, LLC (f)	L+6.00%	7.00%	4/1/2021	4/1/2027	8,955	8,792	9,114	2.5%
Born To Run, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	4/1/2021	4/1/2027	1,463	86	88	0.0%
Lifted Trucks Holdings, LLC (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	10,000	9,809	9,970	2.7%
Lifted Trucks Holdings, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,381	635	633	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	3,417	3,391	3,436	0.9%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	11/23/2021	12/14/2026	634	634	638	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	506	506	509	0.1%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	11/23/2021	12/14/2026	563	563	566	0.2%
Truck-Lite Co., LLC (Delayed Draw) (g) (h)	L+6.25%	7.25%	11/23/2021	12/14/2026	718	—	—	0.0%
					30,637	24,416	24,954	6.8%
Banking
MV Receivables II, LLC (Delayed Draw) (g) (h) (i)	L+9.75%	11.25%	7/29/2021	7/29/2026	10,000	1,214	1,611	0.4%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	1/12/2021	1/11/2027	3,000	2,948	3,000	0.8%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	10/12/2021	1/11/2027	503	494	503	0.1%
StarCompliance MidCo, LLC (Revolver) (g)	L+6.75%	7.75%	1/12/2021	1/11/2027	484	—	—	0.0%
					13,987	4,656	5,114	1.3%

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (f)	L+4.75%	5.50%	3/18/2021	3/17/2028	2,271	$2,261	$2,271	0.6%
Par Petroleum, LLC (f)	L+6.75%	6.88%	1/27/2020	1/12/2026	908	913	906	0.3%
					3,179	3,174	3,177	0.9%
Environmental Industries
Quest Resource Management Group, LLC (f)	L+6.50%	7.50%	10/19/2020	10/20/2025	990	924	989	0.3%
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025	1,087	1,087	1,086	0.3%
Quest Resource Management Group, LLC (f)	L+6.50%	7.50%	12/7/2021	10/20/2025	3,856	3,779	3,853	1.1%
Quest Resource Management Group, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	12/7/2021	10/20/2025	1,778	—	—	0.0%
Volt Bidco, Inc. (f)	L+6.50%	7.50%	8/11/2021	8/11/2027	6,000	5,885	6,000	1.6%
Volt Bidco, Inc. (Delayed Draw) (g) (h)	L+6.50%	7.50%	8/11/2021	8/11/2027	688	116	116	0.0%
Volt Bidco, Inc. (Revolver) (g)	L+6.50%	7.50%	8/11/2021	8/11/2027	574	—	—	0.0%
					14,973	11,791	12,044	3.3%
FIRE: Finance
Exiger LLC (f)	L+7.25%	8.25%	9/30/2021	9/30/2027	14,000	13,727	13,951	3.8%
Exiger LLC (Delayed Draw) (g) (h)	L+7.25%	8.25%	9/30/2021	9/30/2027	4,200	—	—	0.0%
Exiger LLC (Revolver) (g)	L+7.25%	8.25%	9/30/2021	9/30/2027	1,400	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (g) (h) (i)	n/a	9.00%	12/24/2020	12/24/2026	2,809	701	701	0.2%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	11.50%	2/25/2021	2/25/2026	7,805	8,460	7,805	2.1%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	10.75%	6/29/2021	6/29/2026	3,288	3,400	3,288	0.9%
W3 Monroe RE Debt LLC (i)	n/a	10.00% PIK	2/5/2021	2/4/2028	1,760	1,760	1,760	0.5%
					35,262	28,048	27,505	7.5%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (f) (g) (h) (i)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	888	888	0.3%
Avison Young (USA) Inc. (f) (i) (j)	L+5.75%	5.97%	4/26/2019	1/30/2026	1,945	1,932	1,935	0.5%
Florida East Coast Industries, LLC (f) (i)	n/a	10.50%	8/9/2021	6/28/2024	7,857	7,649	7,857	2.1%
InsideRE, LLC (f)	L+5.75%	6.75%	12/22/2021	12/22/2027	7,503	7,353	7,497	2.0%
InsideRE, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (g)	L+5.75%	6.75%	12/22/2021	12/22/2027	965	—	—	0.0%
NCBP Property, LLC (i)	L+9.50%	10.50%	12/18/2020	12/16/2022	2,500	2,487	2,506	0.7%
					24,656	20,309	20,683	5.6%
Healthcare & Pharmaceuticals
Apotheco, LLC (f)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	1,816	1,798	1,731	0.5%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024	478	478	455	0.1%
Appriss Health, LLC (f)	L+7.25%	8.25%	5/6/2021	5/6/2027	6,500	6,378	6,516	1.8%
Appriss Health, LLC (Revolver) (g)	L+7.25%	8.25%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (f)	L+5.50%	6.50%	2/5/2020	2/5/2025	2,283	2,253	2,283	0.6%
Ascent Midco, LLC (Revolver) (g)	L+5.50%	6.50%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (f)	L+6.50%	7.50%	2/12/2021	2/12/2026	2,848	2,797	2,834	0.8%
Brickell Bay Acquisition Corp. (Delayed Draw) (g) (h)	L+6.50%	7.50%	2/12/2021	2/12/2026	573	—	—	0.0%
Caravel Autism Health, LLC (f)	L+5.75%	6.75%	6/30/2021	6/30/2027	8,000	7,849	7,518	2.0%
Caravel Autism Health, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	6/30/2021	6/30/2027	5,999	299	281	0.1%
Caravel Autism Health, LLC (Revolver) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027	2,000	1,000	940	0.3%
Dorado Acquisition, Inc. (f)	L+6.75%	7.75%	6/30/2021	6/30/2026	13,965	13,705	13,951	3.8%
Dorado Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.75%	7.75%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (g)	L+6.75%	7.75%	6/30/2021	6/30/2026	1,670	—	—	0.0%
INH Buyer, Inc. (f)	L+6.00%	7.00%	6/30/2021	6/28/2028	4,898	4,852	4,761	1.3%
NationsBenefits, LLC (f)	L+7.00%	8.00%	8/20/2021	8/20/2026	12,250	12,018	12,229	3.3%
NationsBenefits, LLC (Revolver) (g)	L+7.00%	8.00%	8/20/2021	8/20/2026	1,361	—	—	0.0%
QF Holdings, Inc. (f)	L+6.25%	7.25%	9/19/2019	9/19/2024	4,550	4,497	4,543	1.2%
QF Holdings, Inc. (f)	L+6.25%	7.25%	12/15/2021	12/15/2027	4,368	4,303	4,368	1.2%
QF Holdings, Inc. (f)	L+6.25%	7.25%	9/19/2019	9/19/2024	910	910	909	0.2%
QF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (g)	L+6.25%	7.25%	9/19/2019	9/19/2024	1,092	—	—	0.0%
Seran BioScience, LLC (f)	L+6.25%	7.25%	12/31/2020	12/31/2025	1,985	1,952	1,990	0.5%
Seran BioScience, LLC (Revolver) (g)	L+6.25%	7.25%	12/31/2020	12/31/2025	356	—	—	0.0%
SIP Care Services, LLC (f)	L+5.75%	6.75%	12/30/2021	12/30/2026	3,800	3,724	3,724	1.0%
SIP Care Services, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (g)	L+5.75%	6.75%	12/30/2021	12/30/2026	760	—	—	0.0%
WebPT, Inc. (f)	L+6.75%	7.75%	8/28/2019	1/18/2028	5,000	4,941	5,000	1.4%
WebPT, Inc. (Revolver) (g)	L+6.75%	7.75%	8/28/2019	1/18/2028	521	156	156	0.0%
					93,375	73,910	74,189	20.1%

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Consumer
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	3,587	$3,534	$3,587	1.0%
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	9/3/2021	12/26/2025	8,148	8,015	8,148	2.2%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	3,920	3,920	3,920	1.0%
Express Wash Acquisition Company, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,800	1,036	1,036	0.3%
Express Wash Acquisition Company, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	12/22/2021	12/26/2025	5,000	2,813	2,813	0.8%
Express Wash Acquisition Company, LLC (Revolver) (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	840	448	448	0.1%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	4,327	4,253	4,338	1.2%
IDIG Parent, LLC (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	720	720	721	0.2%
IDIG Parent, LLC (Revolver) (g)	L+6.00%	7.00%	12/15/2020	12/15/2026	336	—	—	0.0%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	8/1/2019	1/2/2024	4,237	4,217	4,222	1.1%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	5/3/2021	1/2/2024	2,546	2,546	2,537	0.7%
Light Wave Dental Management, LLC (f)	L+6.50%	7.50%	8/3/2021	1/2/2024	2,116	2,080	2,109	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (g) (h)	L+6.50%	7.50%	8/3/2021	1/2/2024	4,585	2,881	2,871	0.8%
Light Wave Dental Management, LLC (Revolver) (g)	L+6.50%	7.50%	5/3/2021	1/2/2024	320	—	—	0.0%
					43,482	36,463	36,750	9.9%
Telecommunications
American Virtual Cloud Technologies, Inc.	L+11.00%	12.00%	12/2/2021	12/2/2022	5,400	5,274	5,265	1.4%
Calabrio, Inc. (f)	L+7.00%	8.00%	4/16/2021	4/16/2027	8,000	7,817	8,000	2.2%
Calabrio, Inc. (Revolver) (g)	L+7.00%	8.00%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (f)	L+6.25%	7.25%	11/13/2019	11/13/2025	6,370	6,274	6,257	1.7%
DataOnline Corp. (Revolver)	L+6.25%	7.25%	11/13/2019	11/13/2025	844	844	844	0.2%
Sandvine Corporation (f)	L+4.50%	4.60%	3/8/2021	10/31/2025	1,159	1,159	1,159	0.3%
VHT Acquisitions, LLC (f)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	18,000	17,642	17,640	4.8%
VHT Acquisitions, LLC (Delayed Draw) (g) (h)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	1,440	—	—	0.0%
VHT Acquisitions, LLC (Revolver) (g)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	514	—	—	0.0%
					42,690	39,010	39,165	10.6%
Transportation: Cargo
Complete Innovations Inc. (f) (i) (j) (l)	C+6.75%	7.75%	12/16/2020	12/16/2025	8,704	8,490	8,878	2.4%
Complete Innovations Inc. (Delayed Draw) (g) (h) (i) (j) (l)	C+6.75%	7.75%	12/16/2020	12/16/2025	1,274	801	812	0.2%
RS Acquisition, LLC (Delayed Draw) (f) (g) (h)	L+5.75%	6.75%	12/13/2021	12/14/2026	11,000	4,839	4,956	1.4%
RS Acquisition, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	12/13/2021	12/14/2026	10,115	—	—	0.0%
RS Acquisition, LLC (Revolver) (g)	L+5.75%	6.75%	12/13/2021	12/14/2026	1,264	—	—	0.0%
					32,357	14,130	14,646	4.0%
Wholesale
S&S Holdings LLC (f)	L+5.00%	5.50%	3/10/2021	3/10/2028	2,977	2,895	2,982	0.8%
					2,977	2,895	2,982	0.8%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					758,518	629,561	636,016	172.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (m)
Aerospace & Defense
Cassavant Holdings, LLC (f)	L+6.50%	7.50%		9/8/2021	9/8/2026	13,965	$13,699	$13,951	3.8%
						13,965	13,699	13,951	3.8%
Services: Business
Onit, Inc. (f)	L+7.25%	8.25%		12/20/2021	5/2/2025	15,000	14,721	14,719	4.0%
						15,000	14,721	14,719	4.0%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g) (h)	L+7.65%	8.15%		11/18/2020	11/18/2026	3,000	1,466	1,491	0.4%
						3,000	1,466	1,491	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						31,965	29,886	30,161	8.2%

Junior Secured Loans
Banking
MoneyLion, Inc. (f) (i)	n/a	12.00%		8/27/2021	5/1/2023	2,500	2,479	2,537	0.7%
						2,500	2,479	2,537	0.7%
FIRE: Real Estate
Florida East Coast Industries, LLC (i)	n/a	16.00% PIK		8/9/2021	6/28/2024	3,344	3,260	3,365	0.9%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (g) (h) (i)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026	7,791	6,518	6,828	1.8%
						11,135	9,778	10,193	2.7%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						13,635	12,257	12,730	3.4%

Equity Securities (n) (o)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	(p)	4/1/2021	—	—	693	754	0.2%
Lifted Trucks Holdings, LLC (158,730 Class A units) (q)	—	—	(p)	8/2/2021	—	—	159	156	0.0%
							852	910	0.2%
Banking
MV Receivables II, LLC (911 shares of common units) (i) (q)	—	—	(p)	7/29/2021	—	—	375	697	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (i) (q)	—	—	(p)	7/28/2021	7/28/2031	—	453	1,258	0.3%
							828	1,955	0.5%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(p)	10/18/2019	—	—	171	144	0.0%
							171	144	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (q)	—	—	(p)	2/28/2020	—	—	95	118	0.0%
							95	118	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	(p)	8/3/2021	—	—	169	211	0.1%
							169	211	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (fka Fieldwood Energy, LLC) (4,376 shares of common stock) (f)	—	—	(p)	1/11/2020	—	—	901	414	0.1%
							901	414	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2020	3/19/2028	—	67	294	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2021	3/19/2028	—	—	169	0.0%
Volt Bidco, Inc. (765 shares of common stock)	—	—	(p)	8/11/2021	—	—	765	764	0.2%
							832	1,227	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (i) (q)	—	—	(p)	12/24/2020	—	—	—	—	0.0%
							—	—	0.0%
FIRE: Real Estate
InsideRE, LLC (267,963 Class A common units) (q)	—	—	(p)	9/9/2019	—	—	160	333	0.1%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (i) (q)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	3	3	0.0%
							163	336	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (q)	n/a	8.00% PIK		2/5/2020	—	—	$726	$912	0.2%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(p)	6/30/2021	—	—	501	501	0.1%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(p)	6/30/2021	—	—	—	24	0.0%
NationsBenefits, LLC (2,722,222 Series A units) (q)	n/a	9.00% PIK		8/20/2021	—	—	2,254	2,186	0.6%
NationsBenefits, LLC (326,667 common units) (q)	—	—	(p)	8/20/2021	—	—	468	206	0.1%
Seran BioScience, LLC (26,666 common units) (q)	—	—	(p)	12/31/2020	—	—	267	571	0.2%
							4,216	4,400	1.2%
High Tech Industries
MarkLogic Corporation (435,358 Class A units)	—	—	(p)	10/20/2020	—	—	435	634	0.2%
Optomi, LLC (278 Class A units) (q)	—	—	(p)	12/16/2021	—	—	278	278	0.1%
Optomi, LLC (41 Class A-1 units) (q)	n/a	8.00% PIK		12/16/2021	—	—	41	41	0.0%
Recorded Future, Inc. (40,243 Class A units) (r)	—	—	(p)	7/3/2019	—	—	40	101	0.0%
							794	1,054	0.3%
Hotels, Gaming & Leisure
Equine Network, LLC (85 Class A units) (q)	—	—	(p)	12/31/2020	—	—	85	87	0.0%
							85	87	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (q)	n/a	8.00% PIK		11/24/2021	—	—	385	390	0.1%
New Engen, Inc. (417 preferred units)	n/a	8.00% PIK		12/27/2021	—	—	417	417	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	(p)	12/27/2021	—	—	5	5	0.0%
Relevate Health Group, LLC (53 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(p)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	(p)	12/22/2021	—	—	333	333	0.1%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	140	0.1%
							1,258	1,338	0.4%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (q)	—	—	(p)	12/31/2021	—	—	189	189	0.1%
							189	189	0.1%
Services: Business
Argano, LLC (52,533 common units) (q)	—	—	(p)	6/10/2021	—	—	239	239	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (i) (j)	—	—	(p)	9/21/2021	—	—	723	699	0.1%
Skillsoft Corp. (fka Software Luxembourg Acquisition S.A.R.L) (26,168 Class A shares) (f) (i) (u)	—	—	(p)	6/11/2021	—	—	508	239	0.1%
							1,470	1,177	0.3%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (q)	n/a	8.00% PIK		12/28/2020	—	—	140	233	0.1%
IDIG Parent, LLC (192,908 shares of common stock) (q) (s)	—	—	(p)	1/4/2021	—	—	195	336	0.1%
							335	569	0.2%
Telecommunications
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	(p)	12/2/2021	—	—	—	—	0.0%
							—	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							12,358	14,129	3.8%
Total Non-Controlled/Non-Affiliate Company Investments							$684,062	$693,036	187.6%

Non-Controlled Affiliate Company Investments (t)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (g) (i)	L+7.00%	7.50%		8/11/2021	8/9/2024	4,875	$2,104	$2,104	0.6%
						4,875	2,104	2,104	0.6%
Total Non-Controlled/Affiliate Senior Secured Loans						4,875	2,104	2,104	0.6%

Junior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (i)	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	1.6%
						5,850	5,850	5,850	1.6%
Total Non-Controlled/Affiliate Junior Secured Loans						5,850	5,850	5,850	1.6%

Equity Securities (o) (t)
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (24.4% of interests) (i)	—	—	(p)	8/6/2021	—	—	3,900	3,900	1.0%
							3,900	3,900	1.0%
Total Non-Controlled/Affiliate Equity Securities							3,900	3,900	1.0%
Total Non-Controlled/Affiliate Company Investments							$11,854	$11,854	3.2%

TOTAL INVESTMENTS							$695,916	$704,890	190.8%

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service is completed.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three months ended March 31, 2022 and 2021, the Company did not receive any return of capital distributions from its equity investments.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $10,177 and $10,292 as of March 31, 2022 and December 31, 2021, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2022 and 2021 totaled $1,031 and $588, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2022	2021
Interest income	$13,167	$3,813
PIK interest income	678	176
Dividend income (1)	96	21
Fee income	1,593	278
Prepayment gain (loss)	210	178
Accretion of discounts and amortization of premiums	643	189
Total investment income	$16,387	$4,655

(1) Includes PIK dividends of $92 and $21, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of both March 31, 2022 and December 31, 2021, there were no borrowers with a loan on non-accrual status.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2022 and December 31, 2021, the Company had unamortized deferred financing costs of $3,677 and $3,615, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2022 and 2021 was $385 and $125, respectively.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For both the three months ended March 31, 2022 and 2021, the Company did not record a net tax expense on the consolidated statements of operations for U.S. federal excise tax. As of both March 31, 2022 and December 31, 2021, the Company recorded an accrual for U.S. federal excise taxes of $66, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2022 and March 31, 2021, the Company did not record a net tax expense on the consolidated statements of operations for these Taxable Subsidiaries. As of both March 31, 2022 and December 31, 2021, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2022. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022, except as disclosed in Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$648,260	85.9%	$631,665	90.8%
Unitranche secured loans	50,554	6.7	29,886	4.3
Junior secured loans	37,186	4.9	18,107	2.6
Equity securities	18,817	2.5	16,258	2.3
Total	$754,817	100.0%	$695,916	100.0%

	March 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$655,949	85.5%	$638,120	90.5%
Unitranche secured loans	51,314	6.7	30,161	4.3
Junior secured loans	37,403	4.9	18,580	2.6
Equity securities	22,028	2.9	18,029	2.6
Total	$766,694	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2022		December 31, 2021
Amortized Cost:
International	$39,691	5.3%	$39,008	5.6%
Midwest	169,815	22.5	156,339	22.5
Northeast	140,207	18.6	127,013	18.3
Northwest	17,788	2.3	17,779	2.5
Southeast	157,979	20.9	158,459	22.8
Southwest	86,940	11.5	83,087	11.9
West	142,397	18.9	114,231	16.4
Total	$754,817	100.0%	$695,916	100.0%

	March 31, 2022		December 31, 2021
Fair Value:
International	$39,927	5.2%	$38,859	5.5%
Midwest	171,158	22.3	157,661	22.4
Northeast	141,442	18.5	128,371	18.2
Northwest	17,931	2.4	17,638	2.5
Southeast	162,776	21.2	161,532	22.9
Southwest	88,347	11.5	83,786	11.9
West	145,113	18.9	117,043	16.6
Total	$766,694	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$22,056	2.9%	$22,081	3.2%
Automotive	24,593	3.3	25,268	3.6
Banking	27,813	3.7	7,963	1.1
Beverage, Food & Tobacco	16,798	2.2	19,001	2.7
Capital Equipment	10,605	1.4	10,125	1.5
Construction & Building	19,033	2.5	19,067	2.8
Consumer Goods: Durable	18,312	2.4	18,040	2.6
Consumer Goods: Non-Durable	25,212	3.3	24,403	3.5
Containers, Packaging & Glass	2,139	0.3	2,024	0.3
Energy: Oil & Gas	4,057	0.5	4,075	0.6
Environmental Industries	21,633	2.9	12,623	1.8
FIRE: Finance	28,381	3.8	28,048	4.0
FIRE: Real Estate	40,534	5.4	42,104	6.1
Healthcare & Pharmaceuticals	87,877	11.6	78,126	11.2
High Tech Industries	72,453	9.6	79,896	11.5
Hotels, Gaming & Leisure	2,290	0.3	2,283	0.3
Media: Advertising, Printing & Publishing	82,575	10.9	77,494	11.1
Media: Broadcasting & Subscription	1,894	0.3	1,856	0.3
Media: Diversified & Production	38,913	5.2	34,144	4.9
Services: Business	97,980	13.0	92,996	13.4
Services: Consumer	40,321	5.3	36,798	5.3
Telecommunications	36,754	4.9	40,476	5.8
Transportation: Cargo	29,703	3.9	14,130	2.0
Wholesale	2,891	0.4	2,895	0.4
Total	$754,817	100.0%	$695,916	100.0%

	March 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$22,276	2.9%	$22,358	3.2%
Automotive	24,934	3.3	25,864	3.7
Banking	29,875	3.9	9,606	1.4
Beverage, Food & Tobacco	16,878	2.2	19,032	2.7
Capital Equipment	10,745	1.4	10,270	1.4
Construction & Building	19,128	2.5	19,202	2.7
Consumer Goods: Durable	18,667	2.4	18,420	2.6
Consumer Goods: Non-Durable	25,549	3.3	24,777	3.5
Containers, Packaging & Glass	2,142	0.3	2,029	0.3
Energy: Oil & Gas	3,756	0.5	3,591	0.5
Environmental Industries	22,146	2.9	13,271	1.9
FIRE: Finance	28,249	3.7	27,505	3.9
FIRE: Real Estate	41,284	5.4	43,066	6.1
Healthcare & Pharmaceuticals	89,651	11.7	78,589	11.1
High Tech Industries	73,196	9.5	81,220	11.5
Hotels, Gaming & Leisure	2,303	0.3	2,318	0.3
Media: Advertising, Printing & Publishing	83,817	10.9	78,300	11.1
Media: Broadcasting & Subscription	1,896	0.2	1,859	0.3
Media: Diversified & Production	39,504	5.2	34,428	4.9
Services: Business	99,026	12.9	93,582	13.3
Services: Consumer	40,854	5.3	37,319	5.3
Telecommunications	37,420	4.9	40,656	5.8
Transportation: Cargo	30,528	4.0	14,646	2.1
Wholesale	2,870	0.4	2,982	0.4
Total	$766,694	100.0%	$704,890	100.0%

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

As of March 31, 2022, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$655,949	$655,949
Unitranche secured loans	—	—	51,314	51,314
Junior secured loans	—	—	37,403	37,403
Equity securities	158	—	21,870	22,028
Total investments	$158	$—	$766,536	$766,694
Foreign currency forward contracts asset (liability)	$—	$52	$—	$52

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$638,120	$638,120
Unitranche secured loans	—	—	30,161	30,161
Junior secured loans	—	—	18,580	18,580
Equity securities	239	—	17,790	18,029
Total investments	$239	$—	$704,651	$704,890
Foreign currency forward contracts asset (liability)	$—	$585	$—	$585

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.71% to 16.00% at March 31, 2022 and 4.35% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at March 31, 2022 range between June 2022 and July 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2022 and 2021:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651
Net realized gain (loss) on investments	25	—	—	—	25
Net change in unrealized gain (loss) on investments	1,091	627	(255)	1,521	2,984
Purchases of investments and other adjustments to cost (1)	56,166	3,345	19,078	2,559	81,148
Proceeds from principal payments and sales of investments (2)	(22,238)	(34)	—	—	(22,272)
Reclassifications (3)	(17,215)	17,215	—	—	—
Balance as of March 31, 2022	$655,949	$51,314	$37,403	$21,870	$766,536

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136
Net realized gain (loss) on investments	43	—	—	—	43
Net change in unrealized gain (loss) on investments	2,126	(60)	102	554	2,722
Purchases of investments and other adjustments to cost (1)	51,077	99	11	228	51,415
Proceeds from principal payments and sales of investments (2)	(14,469)	(4,247)	(66)	—	(18,782)
Reclassifications (3)	—	—	—	—	—
Balance as of March 31, 2021	$215,361	$1,469	$4,381	$4,323	$225,534

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2022 and 2021, attributable to Level 3 investments still held at March 31, 2022 and 2021, was $3,164 and $2,893, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2022 and 2021.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2022 were as follows:

				Unobservable	Weighted		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$390,211		Discounted cash flow	EBITDA multiples	10.6	x	5.8	x	18.5	x
				Market yields	8.6%		7.0%		11.2%
Senior secured loans	218,251		Discounted cash flow	Revenue multiples	8.7	x	0.6	x	25.0	x
				Market yields	9.5%		8.4%		14.1%
Senior secured loans	31,505		Discounted cash flow	Market yields	9.2%		5.8%		15.3%
Senior secured loans	203		Enterprise value	EBITDA multiples	5.5	x	5.5	x	5.5	x
Unitranche secured loans	31,454		Discounted cash flow	EBITDA multiples	10.0	x	9.0	x	10.8	x
				Market yields	8.8%		8.8%		8.9%
Unitranche secured loans	16,800		Discounted cash flow	Revenue multiples	12.8	x	12.8	x	12.8	x
				Market yields	9.5%		9.5%		9.5%
Unitranche secured loans	3,060		Discounted cash flow	Market yields	10.0%		10.0%		10.0%
Junior secured loans	37,402		Discounted cash flow	Market yields	13.8%		9.3%		25.6%
Equity securities	17,471		Enterprise value	EBITDA multiples	9.9	x	5.8	x	18.5	x
Equity securities	3,442		Enterprise value	Revenue multiples	10.5	x	6.7	x	25.0	x
Equity securities	355		Option pricing model	Volatility	42.5%		42.5%		42.5%
Total Level 3 Assets	$750,154	(1)

(1)	Excludes loans of $16,382 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2022 and December 31, 2021, the Company believes that the carrying value of its Credit Facility approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2022 were as follows:

Portfolio Company	Fair value at December 31, 2021	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2022
Non-controlled affiliate company investment:
Second Avenue SFR Holdings II LLC (Revolver) (1)	$2,104	$—	$487	$—	$—	$—	$—	$—	$2,591
	2,104	—	487	—	—	—	—	—	2,591

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Junior secured loan)	—	—	196	—	—	—	—	—	196
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	—	—	131	—	—	—	—	—	131
	9,750	—	327	—	—	—	—	—	10,077
Total non-controlled affiliate company investments	$11,854	$—	$814	$—	$—	$—	$—	$—	$12,668

(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the three months ended March 31,
	2022			2021
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
Second Avenue SFR Holdings II LLC (Revolver)	$46	$—	$—	n/a	n/a	n/a
	46	—	—	n/a	n/a	n/a

SFR Holdco, LLC (Junior secured loan)	117	—	—	n/a	n/a	n/a
SFR Holdco, LLC (Junior secured loan)	1	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	—	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	118	—	—	n/a	n/a	n/a
Total non-controlled affiliate company investments	$164	$—	$—	n/a	n/a	n/a

The Company had no affiliated company or controlled affiliate company investments during the three months ended March 31, 2021.

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

The base management fee is calculated at an annual rate of 1.50% of average total assets, which includes assets financed using leverage. Following any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable in arrears. Base management fees for the three months ended March 31, 2022 and 2021 were $2,796 and $814, respectively. MC Advisors elected to voluntarily waive zero and $814 of such base management fees for the three months ended March 31, 2022 and 2021, respectively. There is no guarantee that MC Advisors will waive base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2022	2021
Part one incentive fees (1)	$1,461	$543
Part two incentive fees (2)	362	418
Incentive fees, excluding the impact of incentive fee waivers	1,823	961
Incentive fee waivers (3)	—	(543)
Total incentive fees, net of incentive fee waivers	$1,823	$418

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 15% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees to be paid by the Company. See Note 13 for additional information.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2022 and 2021, the Company incurred $558 and $280 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $203 and $111, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2022 and December 31, 2021, $203 and $178, respectively, of expenses were due to MC Management under the Administration Agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2022 and December 31, 2021, the Company had accounts payable to members of the Board of $15 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 277% and 206%, respectively.

The Company has a Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2022 and December 31, 2021, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $685,366 and $615,978, respectively, and these investments are identified on the consolidated schedules of investments. As of March 31, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $281,200 and $348,600, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of both March 31, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 3.3%.

Components of interest expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding were as follows:

	Three months ended March 31,
	2022	2021
Interest expense	$2,772	$521
Unused commitment fees	123	53
Amortization of deferred financing costs	385	125
Total interest and other debt financing expenses	$3,280	$699
Average debt outstanding	$339,678	$59,564

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2022 and December 31, 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	74	4/19/2022	$—	$(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	75	5/18/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	6/17/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	7/19/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	8/17/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	9/19/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	10/19/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,078	12/19/2022	—	(306)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	298	—	Unrealized gain on foreign currency forward contracts
				$373	$(321)	Unrealized gain on foreign currency forward contracts

	As of December 31, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	72	1/18/2022	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	2/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	67	3/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	4/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	75	5/18/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	6/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	7/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	8/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	9/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	10/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,078	12/19/2022	—	(206)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
Total				$802	$(217)

For the three months ended March 31, 2022 and 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($533) and $170, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $18 and ($3), respectively.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three months ended March 31, 2022 and 2021, respectively.

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Three months ended March 31, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	0.06	2,435
Total distributions declared			$0.20	$7,313

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Three months ended March 31, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
Total distributions declared			$0.20	$2,766

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the three months ended March 31, 2022 and 2021, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2022:
March 31, 2022	$10.10	217,369	$2,195
Total proceeds		217,369	$2,195

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2021:
March 12, 2021	$9.94	77,598	$771
Total proceeds		77,598	$771

Note 10. Stock Issuances and Share Repurchase Program

Stock Issuances

As of March 31, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following table summarizes the issuance of shares during the three months ended March 31, 2022 and 2021:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
Total		12,173,590	$122,953

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
Total		5,301,797	$51,639

During the three months ended March 31, 2022 and 2021, the Company also issued 217,369 and 77,598 shares, with an aggregate value of $2,195 and $771, under the DRIP as disclosed in Note 9.

Share Repurchase Program

During the three months ended March 31, 2022, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares. The Company’s first tender offer was made on March 16, 2022 and the tender offer period expired on April 13, 2022. See Note 13 for additional information on shares tendered pursuant to this tender offer.

Note 11. Commitments and Contingencies

Commitments: As of March 31, 2022 and December 31, 2021, the Company had $116,474 and $125,204, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of March 31, 2022.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Per share data:
Net asset value at beginning of period	$10.10	$9.94
Net investment income (loss) (1)	0.20	0.22
Net gain (loss) (1)	0.07	0.19
Net increase (decrease) in net assets resulting from operations (1)	0.27	0.41
Stockholder distributions declared (2)	(0.20)	(0.20)
Other (3)	(0.01)	(0.09)
Net asset value at end of period	$10.16	$10.06
Total return based on average net asset value (4)	2.38%	3.71%
Ratio/Supplemental data:
Net assets at end of period	$497,611	$193,292
Shares outstanding at end of period	48,956,121	19,206,910
Portfolio turnover (5)	3.03%	9.04%
Ratio of total investment income to average net assets (6)	15.33%	11.41%
Ratio of expenses to average net assets with waivers (6) (7)	6.64%	2.69%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2022 and 2021, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a schedule of supplemental ratios for the three months ended March 31, 2022 and 2021. These ratios have been annualized unless otherwise noted.

	March 31, 2022	March 31, 2021
Ratio of expenses to average net assets without waivers (6)	6.64%	5.01%
Ratio of net investment income (loss) to average net assets without waivers (6)	8.69%	6.40%
Ratio of net investment income (loss) to average net assets with waivers (6)	8.69%	8.72%

Note 13. Subsequent Events

The Company has evaluated subsequent events through May 12, 2022, the date on which the consolidated financial statements were issued.

Distributions: On April 1, 2022, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
April 18, 2022	June 30, 2022	$0.0667
May 16, 2022	June 30, 2022	0.0667
June 17, 2022	June 30, 2022	0.0666
Total dividends declared		$0.2000

Asset-Backed Securitization: On April 7, 2022 (the “Closing Date”), Monroe Capital Income Plus ABS Funding, LLC (the “2022 ABS SPV”), an indirect, wholly-owned, consolidated subsidiary of the Company, completed a $425,000 asset-backed securitization (the “2022 Asset-Backed Securitization”). The 2022 Asset-Backed Securitization is a secured financing incurred by the 2022 ABS SPV, which is consolidated by the Company and therefore is subject to the Company’s overall asset coverage requirement.

The notes offered in the 2022 Asset-Backed Securitization consist of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”). The 2022 ABS SPV also issued $82,875 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The 2022 Notes are due on April 30, 2032. The Secured 2022 Notes were issued through a private placement. The Company retained all of the Class C Notes and the Subordinated 2022 Notes.

The Secured 2022 Notes are the secured obligation of the 2022 ABS SPV, and the indenture governing the Secured 2022 Notes includes customary covenants and events of default. The 2022 Notes have not been, and will not be, registered under the Securities Act, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration. MC Advisors serves as collateral manager to the 2022 ABS SPV under a collateral management agreement entered into on the Closing Date and is entitled to receive a fee for providing these services; however MC Advisors has elected to waive such fees.

The 2022 Asset Securitization is secured by a diversified portfolio of senior secured loans. The 2022 ABS SPV used the proceeds from the 2022 Asset-Backed Securitization to, among other things, purchase certain investments from the Company and the SPV. In conjunction with the proceeds from the sale of these investments to the 2022 ABS SPV, the SPV repaid certain outstanding indebtedness under the Credit Facility. Through April 22, 2024, all principal collections received on the underlying collateral may be used by the ABS SPV to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 ABS SPV, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022 Asset-Backed Securitization, allowing the Company to maintain the initial leverage in the 2022 Asset-Backed Securitization.

Share Repurchase Program: On April 13, 2022, 641,640 shares were validly tendered under the Share Repurchase Program and not withdrawn pursuant to the tender offer as of such date. On April 18, 2022, the Company repurchased all shares validly tendered and not withdrawn at a price equal to $10.10 per share for an aggregate purchase price of approximately $6,481.

Advisory Fee Waiver: On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees payable by the Company to MC Advisors under the Investment Advisory Agreement pursuant to a fee waiver letter. These waivers take effect beginning April 1, 2022 (the “Effective Date”).

As of and beginning with the Effective Date, the base management fee, payable quarterly in arrears to MC Advisors, will be calculated (i) prior to any Exchange Listing or any future quotation or listing of its securities on any other public trading market, at an annual rate of 1.25% of average total assets (a reduction from 1.50% of average total assets), which includes assets financed using leverage) and (ii) following an Exchange Listing, calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash).

As of and beginning with the Effective Date, prior to an Exchange Listing, the Company shall pay MC Advisors an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

• no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);

• 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6875% (reduced from 1.76%) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing; and

• prior to an Exchange Listing, 12.5% of the amount of the Company’s pre-incentive fee net investment income (a reduction from 15.0% of the amount of the Company’s pre-incentive fee net income), if any, that exceeds 1.6875% (reduced from 1.76%) in any calendar quarter, and following an Exchange Listing, 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

As of and beginning with January 1, 2022, the capital gains incentive fee will be calculated and payable in arrears at the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and no equals 12.5% of the Company’s realized capital gains (reduced from 15.0%) as of the end of the fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of the decommissioning of London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of March 31, 2022, our portfolio included approximately 85.5% senior secured loans, 6.7% unitranche secured loans, 4.9% junior secured loans and 2.9% equity securities, compared to December 31, 2021, when our portfolio included approximately 90.5% senior secured loans, 4.3% unitranche secured loans, 2.6% junior secured loans and 2.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service is completed.

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

Portfolio and Investment Activity

During the three months ended March 31, 2022, we invested $21.2 million in three new portfolio companies, and $58.6 million in 29 existing portfolio companies, and had $22.3 million in aggregate amount of sales and principal repayments, resulting in net investments of $57.5 million for the period.

During the three months ended March 31, 2021, we invested $40.9 million in 10 new portfolio companies, and $10.2 million in 15 existing portfolio companies, and had $18.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $32.3 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2022		December 31, 2021
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	7.5%	7.5%	7.6%	7.6%
Unitranche secured loans	7.3	7.6	7.9	8.4
Junior secured loans	10.5	10.5	11.4	11.4
Equity securities	6.6	6.6	8.6	8.6
Total	7.6%	7.6%	7.6%	7.6%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$655,949	85.5%	$638,120	90.5%
Unitranche secured loans	51,314	6.7	30,161	4.3
Junior secured loans	37,403	4.9	18,580	2.6
Equity securities	22,028	2.9	18,029	2.6
Total	$766,694	100.0%	$704,890	100.0%

Our portfolio composition and contractual and effective yields remained relatively consistent with December 31, 2021.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$22,276	2.9%	$22,358	3.2%
Automotive	24,934	3.3	25,864	3.7
Banking	29,875	3.9	9,606	1.4
Beverage, Food & Tobacco	16,878	2.2	19,032	2.7
Capital Equipment	10,745	1.4	10,270	1.4
Construction & Building	19,128	2.5	19,202	2.7
Consumer Goods: Durable	18,667	2.4	18,420	2.6
Consumer Goods: Non-Durable	25,549	3.3	24,777	3.5
Containers, Packaging & Glass	2,142	0.3	2,029	0.3
Energy: Oil & Gas	3,756	0.5	3,591	0.5
Environmental Industries	22,146	2.9	13,271	1.9
FIRE: Finance	28,249	3.7	27,505	3.9
FIRE: Real Estate	41,284	5.4	43,066	6.1
Healthcare & Pharmaceuticals	89,651	11.7	78,589	11.1
High Tech Industries	73,196	9.5	81,220	11.5
Hotels, Gaming & Leisure	2,303	0.3	2,318	0.3
Media: Advertising, Printing & Publishing	83,817	10.9	78,300	11.1
Media: Broadcasting & Subscription	1,896	0.2	1,859	0.3
Media: Diversified & Production	39,504	5.2	34,428	4.9
Services: Business	99,026	12.9	93,582	13.3
Services: Consumer	40,854	5.3	37,319	5.3
Telecommunications	37,420	4.9	40,656	5.8
Transportation: Cargo	30,528	4.0	14,646	2.1
Wholesale	2,870	0.4	2,982	0.4
Total	$766,694	100.0%	$704,890	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	743,416	97.0
3	22,676	2.9
4	602	0.1
5	—	—
Total	$766,694	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	693,017	98.3
3	11,459	1.6
4	414	0.1
5	—	—
Total	$704,890	100.0%

As of both March 31, 2022 and December 31, 2021, we had no borrowers with a loan on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Total investment income	$16,387	$4,655
Total expenses, net of fee waivers	8,472	1,412
Net investment income before income taxes	7,915	3,243
Income taxes, including excise taxes	—	—
Net investment income	7,915	3,243
Net realized gain (loss) on investments	25	43
Net realized gain (loss) on foreign currency forward contracts	18	(3)
Net realized gain (loss) on foreign currency and other transactions	—	(40)
Net realized gain (loss)	43	—
Net change in unrealized gain (loss) on investments	2,903	2,722
Net change in unrealized gain (loss) on foreign currency forward contracts	(533)	170
Net change in unrealized gain (loss)	2,370	2,892
Net increase (decrease) in net assets resulting from operations	$10,328	$6,135

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest income	$13,167	$3,813
PIK interest income	678	176
Dividend income (1)	96	21
Fee income	1,593	278
Prepayment gain (loss)	210	178
Accretion of discounts and amortization of premiums	643	189
Total investment income	$16,387	$4,655

(1)	Includes PIK dividends of $92 and $21, respectively.

The increase in investment income of $11.7 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily due to the growth of our investment portfolio and an increase in fee income.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest and other debt financing expenses	$3,280	$699
Base management fees, net of base management fee waivers (1)	2,796	—
Incentive fees, net of incentive fee waivers (2)	1,823	418
Professional fees	145	89
Administrative service fees	203	111
General and administrative expenses	210	80
Directors’ fees	15	15
Total expenses, net of fee waivers	$8,472	$1,412

(1)	Base management fees for the three months ended March 31, 2022 and 2021 were $2,796 and $814, respectively. MC Advisors elected to voluntarily waive zero and $814 of such base management fees for the three months ended March 31, 2022 and 2021, respectively. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three months ended March 31, 2022 were $1,823, comprised of part one incentive fees of $1,461 and part two capital gains incentive fees of $362. MC Advisors did not elect to voluntarily waive any part one incentive fees during the three months ended March 31, 2022. Incentive fees for the three months ended March 31, 2021 were $961, comprised of part one incentive fees of $543 and part two capital gains incentive fees of $418. MC Advisors elected to voluntarily waive the part one incentive fees of $543 during the three months ended March 31, 2021. There is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

The composition of our interest and other debt financing expenses and average debt outstanding were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest expense	$2,772	$521
Unused commitment fees	123	53
Amortization of deferred financing costs	385	125
Total interest and other debt financing expenses	$3,280	$699
Average debt outstanding	$339,678	$59,564

The increase in total expenses of $7.1 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily the result of an increase in interest expense on our revolving facility as average borrowings increased to support the growth of the portfolio and an increase in base management and incentive fees, net of fee waivers. On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees payable by the Company to MC Advisors. See Recent Developments below for additional information.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For both the three months ended March 31, 2022 and 2021, we did not record a net tax expense on the consolidated statements of operations for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2022 and 2021, we did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2022 and 2021, we had sales of investments of $10.1 million and $3.6 million, respectively, resulting in $25 thousand and $43 thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2022 and 2021, we had $18 thousand and ($3) thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2022 and 2021, we had zero and ($40) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2022 and 2021, our investments had $2.9 million and $2.7 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

We estimate that approximately $3.4 million of the net unrealized gain on investments during the three months ended March 31, 2022 was attributable to broad market movements and improvements in fundamental performance at our portfolio companies. These increases in value were offset by ($0.5) million in net unrealized losses attributable to certain underlying portfolio companies that have underlying credit or fundamental performance concerns resulting in an risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

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

For the three months ended March 31, 2022 and 2021, our foreign currency forward contracts had ($0.5) million and $0.2 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $10.3 million and $6.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $0.27 and $0.41, respectively. The $4.2 million increase during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily the result of increased net investment income due to the significant portfolio growth.

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

As of March 31, 2022, we had $3.3 million in cash, $12.1 million in restricted cash at MC Income Plus Financing SPV LLC (the “SPV”), and $281.2 million debt outstanding on our revolving credit facility. We had $168.8 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 277% and 206%, respectively.

Cash Flows

For the three months ended March 31, 2022 and 2021, we experienced a net increase in cash and restricted cash of $1.5 million and $9.8 million, respectively. For the three months ended March 31, 2022 and 2021, operating activities used $48.5 million and $22.9 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments. During the three months ended March 31, 2022 and 2021, we generated $50.0 million and $32.7 million from financing activities, primarily as a result of the issuance of common stock, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of March 31, 2022 and December 31, 2021, we had 48,956,121 and 36,565,162 shares outstanding, respectively.

Stock Issuances and Share Repurchase Program

Stock Issuances: We are conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (the “Second Private Offering”). At each closing an investor purchases shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors are required to fund their full subscription to purchase shares of our common stock.

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the three months ended March 31, 2022 and 2021 (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
Total		12,173,590	$122,953

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
Total		5,301,797	$51,639

Share Repurchase Program: During the three months ended March 31, 2022, we commenced a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our Board. Any such repurchases are subject to approval by our Board, in its discretion, and the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. Our first tender offer was made on March 16, 2022 and the tender offer period expired on April 13, 2022. See "Recent Developments” for additional information on shares tendered pursuant to this tender offer.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three months ended March 31, 2022 and 2021 totaled $7.3 million ($0.20 per share) and $2.8 million ($0.20 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2022 and 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Borrowings

We have a senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2022 and December 31, 2021, the fair value of our investments held in the SPV as collateral for the Credit Facility was $685.4 million and $616.0 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of March 31, 2022 and December 31, 2021, we had outstanding borrowings under the Credit Facility of $281.2 million and $348.6 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 30% of the facility amount, (ii) 0.55% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 30% of the facility amount but less than or equal to 50% of the facility amount, and (iii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 50% of the facility amount. As of both March 31, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 3.3%.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2022 and December 31, 2021, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements totaling $116.5 million and $125.2 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover our unfunded commitments as of March 31, 2022. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

(1)	Standard & Poor’s “LCD Middle Market Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in the fourth quarter of 2005.

Recent Developments

Distributions: On April 1, 2022, our Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
April 18, 2022	June 30, 2022	$0.0667
May 16, 2022	June 30, 2022	0.0667
June 17, 2022	June 30, 2022	0.0666
Total dividends declared		$0.2000

Asset-Backed Securitization: On April 7, 2022 (the “Closing Date”), Monroe Capital Income Plus ABS Funding, LLC (the “2022 ABS SPV”), an indirect, wholly-owned, consolidated subsidiary, completed a $425.0 million asset-backed securitization (the “2022 Asset-Backed Securitization”). The 2022 Asset-Backed Securitization is a secured financing incurred by the 2022 ABS SPV, which is consolidated and therefore is subject to our overall asset coverage requirement.

The notes offered in the 2022 Asset-Backed Securitization consist of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”). The 2022 ABS SPV also issued $82.9 million of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The 2022 Notes are due on April 30, 2032. The Secured 2022 Notes were issued through a private placement. We retained all of the Class C Notes and the Subordinated 2022 Notes.

The Secured 2022 Notes are the secured obligation of the 2022 ABS SPV, and the indenture governing the Secured 2022 Notes includes customary covenants and events of default. The 2022 Notes have not been, and will not be, registered under the Securities Act, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration. MC Advisors serves as collateral manager to the 2022 ABS SPV under a collateral management agreement entered into on the Closing Date and is entitled to receive a fee for providing these services; however MC Advisors has elected to waive such fees.

The 2022 Asset Securitization is secured by a diversified portfolio of senior secured loans. The 2022 ABS SPV used the proceeds from the 2022 Asset-Backed Securitization to, among other things, purchase certain investments from the Company and the SPV. In conjunction with the proceeds from the sale of these investments to the 2022 ABS SPV, the SPV repaid certain outstanding indebtedness under the Credit Facility. Through April 22, 2024, all principal collections received on the underlying collateral may be used by the ABS SPV to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 ABS SPV, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022 Asset-Backed Securitization, allowing the Company to maintain the initial leverage in the 2022 Asset-Backed Securitization.

Share Repurchase Program: On April 13, 2022, 641,640 shares were validly tendered under the Share Repurchase Program and not withdrawn pursuant to the tender offer as of such date. On April 18, 2022, we repurchased all shares validly tendered and not withdrawn at a price equal to $10.10 per share for an aggregate purchase price of approximately $6.5 million.

Advisory Fee Waiver: On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees payable by us to MC Advisors under the Investment Advisory Agreement pursuant to a fee waiver letter. These reductions take effect beginning April 1, 2022 (the “Effective Date”).

As of and beginning with the Effective Date, the base management fee, payable quarterly in arrears to MC Advisors, will be calculated (i) prior to any Exchange Listing or any future quotation or listing of its securities on any other public trading market, at an annual rate of 1.25% of average total assets (a reduction from 1.50% of average total assets), which includes assets financed using leverage) and (ii) following an Exchange Listing, calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash).

As of and beginning with the Effective Date, prior to an Exchange Listing, we shall pay MC Advisors an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

• no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);

• 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6875% (reduced from 1.76%) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing; and

• prior to an Exchange Listing, 12.5% of the amount of our pre-incentive fee net investment income (a reduction from 15.0% of the amount of our pre-incentive fee net income), if any, that exceeds 1.6875% (reduced from 1.76%) in any calendar quarter, and following an Exchange Listing, 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

As of and beginning with January 1, 2022, the capital gains incentive fee will be calculated and payable in arrears at the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and no equals 12.5% of our realized capital gains (reduced from 15.0%) as of the end of the fiscal year.

Amendment to Bylaws: On April 28, 2022, our Board approved Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective as of such date. The Amended and Restated Bylaws reduce the stockholder quorum requirement to one-third (1/3) of votes entitled to be cast in order to constitute a quorum for a meeting of stockholders. All of the other provisions of our bylaws shall remain in full force and effect. A copy of the Amended and Restated Bylaws is attached hereto as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

Appointment of New Director: On April 25, 2022, our Board, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, voted to appoint Thomas J. Allison as a Class I director of the Board. In connection with Mr. Allison’s appointment, our Board increased the size of our Board to four directors. Mr. Allison was appointed to serve as a member of our Board until the 2022 annual meeting of stockholders, or until his successor is duly elected and qualified. Our Board and the Nominating and Corporate Governance Committee determined that Mr. Allison is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service is completed.

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

As of March 31, 2022, our Board determined, in good faith, the fair value of our portfolio investments in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 15% (12.5% as of and beginning with January 1, 2022) of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On April 18, 2022, this fee was reduced to 12.5% when MC Advisors agreed to permanently waive a portion of the incentive fees (retroactive to January 1, 2022). See “Recent Developments” for additional information. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

During the three months ended March 31, 2022, we accrued capital gains incentive fees of $0.4 million based on the performance of our portfolio, $6 thousand of which was payable to MC Advisors as a result of realized gains. The remaining $0.4 million was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak and the Russian invasion of Ukraine have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and the Russian invasion of Ukraine and their potential impact on our business and our operating results, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, “Risks Relating to Our Business and Structure – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” and Part II – Other Information, Item 1A. Risk Factors in this Quarterly Report “The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.”

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(107)	$—	$(107)
Up 100 basis points	3,224	2,677	547
Up 200 basis points	10,302	5,489	4,813
Up 300 basis points	17,385	8,301	9,084

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

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of March 31, 2022, we had foreign currency forward contracts in place for CAD 12.7 million and AUD 18.7 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser is currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2022, we issued 12,173,590 shares of our common stock, par value $0.01 per share, at a price of $10.10 per share for proceeds of $122,953,260.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Amended and Restated Bylaws (3)

10.4	Indenture, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee. (4)

10.5	Collateral Management Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and Monroe Capital BDC Advisors, LLC, as Collateral Manager. (4)

10.6	Loan Sale Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus Corporation, as Seller, and Monroe Capital Income Plus ABS Funding, LLC, as Buyer. (4)

10.7	Fee Waiver Letter delivered to Monroe Capital Income Plus Corporation by Monroe Capital BDC Advisors, LLC, dated April 18, 2022. (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 13, 2022.

(5)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 22, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: May 12, 2022	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation