Form 10-Q
period 2022-06-30
Monroe Capital Income Plus Corp
filed 2022-08-12
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 56,348,420 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$855,807	$693,036
Non-controlled affiliate company investments	14,252	11,854
Total investments, at fair value (amortized cost of: $864,482 and $695,916, respectively)	870,059	704,890
Cash	3,895	4,998
Restricted cash	49,186	8,973
Unrealized gain on foreign currency forward contracts	1,387	585
Interest receivable	6,164	4,803
Other assets	57	12
Total assets	930,748	724,261

LIABILITIES
Debt	358,856	348,600
Less: Unamortized deferred financing costs	(12,101)	(3,615)
Debt, less unamortized deferred financing costs	346,755	344,985
Interest payable	4,092	2,184
Payable for unsettled trades	4,500	—
Management fees payable	977	2,366
Incentive fees payable	872	1,808
Accounts payable and accrued expenses	4,592	3,470
Total liabilities	361,788	354,813
Net assets	$568,960	$369,448

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 56,348 and 36,565 shares issued and outstanding, respectively	$56	$37
Capital in excess of par value	561,229	360,955
Accumulated undistributed (overdistributed) earnings	7,675	8,456
Total net assets	$568,960	$369,448

Net asset value per share	$10.10	$10.10

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$17,016	$6,006	$33,239	$10,661
Total investment income from non-controlled/non-affiliate company investments	17,016	6,006	33,239	10,661
Non-controlled affiliate company investments:
Interest income	187	—	351	—
Total investment income from non-controlled affiliate company investments	187	—	351	—
Total investment income	17,203	6,006	33,590	10,661

Operating expenses:
Interest and other debt financing expenses	4,702	914	7,982	1,613
Base management fees	2,678	1,148	5,474	1,962
Incentive fees	383	1,373	2,206	2,334
Professional fees	540	175	685	264
Administrative service fees	208	128	411	239
General and administrative expenses	304	113	514	193
Directors' fees	22	15	37	30
Expenses before fee waivers	8,837	3,866	17,309	6,635
Base management fee waivers	(1,701)	(611)	(1,701)	(1,425)
Incentive fee waivers	(1,306)	(610)	(1,306)	(1,153)
Total expenses, net of fee waivers	5,830	2,645	14,302	4,057
Net investment income before income taxes	11,373	3,361	19,288	6,604
Income taxes, including excise taxes	1	7	1	7
Net investment income	11,372	3,354	19,287	6,597

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(42)	29	(17)	72
Foreign currency forward contracts	27	—	45	(3)
Foreign currency and other transactions	(13)	(1)	(13)	(41)
Net realized gain (loss)	(28)	28	15	28

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(6,300)	2,357	(3,397)	5,079
Foreign currency forward contracts	1,335	(44)	802	126
Net change in unrealized gain (loss)	(4,965)	2,313	(2,595)	5,205

Net gain (loss)	(4,993)	2,341	(2,580)	5,233

Net increase (decrease) in net assets resulting from operations	$6,379	$5,695	$16,707	$11,830

Per common share data:
Net investment income per share - basic and diluted	$0.22	$0.16	$0.42	$0.37
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.12	$0.28	$0.37	$0.67
Weighted average common shares outstanding - basic and diluted	52,248	20,589	45,526	17,704

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at March 31, 2021	19,207	$19	$188,041	$5,232	$193,292
Net investment income	—	—	—	3,354	3,354
Net realized gain (loss)	—	—	—	28	28
Net change in unrealized gain (loss)	—	—	—	2,313	2,313
Issuance of common stock	2,792	3	27,534	—	27,537
Repurchase of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(7,889)	(7,889)
Stock issued in connection with dividend reinvestment plan	213	—	2,139	—	2,139
Balances at June 30, 2021	22,212	$22	$217,714	$3,038	$220,774

Balances at March 31, 2022	48,956	$49	$486,091	$11,471	$497,611
Net investment income	—	—	—	11,372	11,372
Net realized gain (loss)	—	—	—	(28)	(28)
Net change in unrealized gain (loss)	—	—	—	(4,965)	(4,965)
Issuance of common stock	8,022	8	81,503	—	81,511
Repurchase of common stock	(975)	(1)	(9,868)	—	(9,869)
Distributions declared to stockholders	—	—	—	(10,175)	(10,175)
Stock issued in connection with dividend reinvestment plan	345	—	3,503	—	3,503
Balances at June 30, 2022	56,348	$56	$561,229	$7,675	$568,960

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513
Net investment income	—	—	—	6,597	6,597
Net realized gain (loss)	—	—	—	28	28
Net change in unrealized gain (loss)	—	—	—	5,205	5,205
Issuance of common stock	8,094	8	79,168	—	79,176
Repurchase of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(10,655)	(10,655)
Stock issued in connection with dividend reinvestment plan	290	—	2,910	—	2,910
Balances at June 30, 2021	22,212	$22	$217,714	$3,038	$220,774

Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448
Net investment income	—	—	—	19,287	19,287
Net realized gain (loss)	—	—	—	15	15
Net change in unrealized gain (loss)	—	—	—	(2,595)	(2,595)
Issuance of common stock	20,196	20	204,444	—	204,464
Repurchase of common stock	(975)	(1)	(9,868)	—	(9,869)
Distributions declared to stockholders	—	—	—	(17,488)	(17,488)
Stock issued in connection with dividend reinvestment plan	562	—	5,698	—	5,698
Balances at June 30, 2022	56,348	$56	$561,229	$7,675	$568,960

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,707	$11,830
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	17	(72)
Net realized (gain) loss on foreign currency forward contracts	(45)	3
Net realized (gain) loss on foreign currency and other transactions	13	41
Net change in unrealized (gain) loss on investments	3,397	(5,079)
Net change in unrealized (gain) loss on foreign currency forward contracts	(802)	(126)
Payment-in-kind interest income	(1,634)	(356)
Net accretion of discounts and amortization of premiums	(1,191)	(388)
Purchases of investments	(214,931)	(184,616)
Proceeds from principal payments and sale of investments and settlement of forward contracts	49,218	34,418
Amortization of deferred financing costs	991	284
Changes in operating assets and liabilities:
Interest receivable	(1,361)	(711)
Other assets	(45)	(383)
Interest payable	1,908	307
Payable for unsettled trades	4,500	—
Management fees payable	(1,389)	444
Incentive fees payable	(936)	1,181
Accounts payable and accrued expenses	1,122	263
Net cash provided by (used in) operating activities	(144,461)	(142,960)

Cash flows from financing activities:
Borrowings on the 2022 ABS	306,000	—
Borrowings on revolving credit facility	313,600	207,200
Repayments of revolving credit facility	(609,344)	(118,000)
Payments of deferred financing costs	(9,477)	(750)
Proceeds from issuance of common stock	204,464	79,176
Repurchase of common stock	(9,869)	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $5,698 and $2,910, respectively	(11,790)	(7,745)
Net cash provided by (used in) financing activities	183,584	159,881

Net increase (decrease) in Cash and Restricted cash	39,123	16,921
Effect of foreign currency exchange rates	(13)	(41)
Cash and Restricted cash, beginning of period	13,971	6,120
Cash and Restricted cash, end of period	$53,081	$23,000

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$5,083	$1,022
Cash paid for income taxes, including excise taxes, during the period	$1	$66

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2022	December 31, 2021
Cash	$3,895	$4,998
Restricted cash	49,186	8,973
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$53,081	$13,971

	June 30, 2021	December 31, 2020
Cash	$14,387	$2,443
Restricted cash	8,613	3,677
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$23,000	$6,120

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (f)	L+4.25%	5.92%	5/2/2019	5/8/2026	1,649	$1,644	$1,470	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f) (x)	L+6.00%	7.67%	7/25/2019	7/25/2025	1,945	1,922	1,929	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f) (x)	L+6.00%	7.67%	12/24/2019	7/25/2025	1,015	1,003	1,007	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (f) (x)	L+6.00%	7.67%	2/17/2021	7/25/2025	1,756	1,754	1,742	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f) (x)	L+6.00%	7.67%	6/15/2021	7/25/2025	1,029	1,011	1,021	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (f) (x)	L+6.00%	7.67%	8/10/2021	7/25/2025	1,005	989	997	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (g)	L+6.00%	7.67%	7/25/2019	7/25/2024	316	71	71	0.0%
					8,715	8,394	8,237	1.5%
Automotive
BBB Industries LLC	SF+5.25%	7.04%	6/30/2022	6/30/2029	5,000	4,500	4,525	0.8%
Born To Run, LLC (f) (x)	L+6.00%	8.25%	4/1/2021	4/1/2027	8,910	8,763	8,929	1.6%
Born To Run, LLC (Delayed Draw) (g) (h)	L+6.00%	8.25%	4/1/2021	4/1/2027	1,463	86	86	0.0%
Lifted Trucks Holdings, LLC (f) (x)	L+5.75%	6.75%	8/2/2021	8/2/2027	9,950	9,776	9,865	1.7%
Lifted Trucks Holdings, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,381	—	—	0.0%
Truck-Lite Co., LLC (f)	SF+6.25%	8.93%	3/11/2020	12/14/2026	3,400	3,376	3,402	0.6%
Truck-Lite Co., LLC (f)	SF+6.25%	8.93%	11/23/2021	12/14/2026	631	631	631	0.1%
Truck-Lite Co., LLC (f)	SF+6.25%	8.93%	3/11/2020	12/14/2026	504	504	504	0.1%
Truck-Lite Co., LLC (f)	SF+6.25%	8.93%	11/23/2021	12/14/2026	560	560	560	0.1%
Truck-Lite Co., LLC	SF+6.25%	8.93%	11/23/2021	12/14/2026	718	718	718	0.1%
					35,517	28,914	29,220	5.1%
Banking
MV Receivables II, LLC (Delayed Draw) (g) (h) (i)	L+9.75%	11.25%	7/29/2021	7/29/2026	10,000	4,710	5,032	0.9%
StarCompliance MidCo, LLC (x)	L+6.75%	9.00%	1/12/2021	1/12/2027	3,000	2,953	2,974	0.5%
StarCompliance MidCo, LLC (x)	L+6.75%	9.00%	10/12/2021	1/12/2027	503	494	499	0.1%
StarCompliance MidCo, LLC (Revolver) (g)	L+6.75%	8.42%	1/12/2021	1/12/2027	484	48	48	0.0%
					13,987	8,205	8,553	1.5%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (f) (x)	L+5.50%	7.17%	10/18/2019	10/18/2024	5,422	5,368	5,365	0.9%
Huff Hispanic Food Holdings, LLC (f)	L+5.50%	6.74%	10/18/2019	10/18/2024	307	307	303	0.1%
Huff Hispanic Food Holdings, LLC (Revolver) (g)	L+5.50%	7.07%	10/18/2019	10/18/2024	1,286	934	925	0.1%
LVF Holdings, Inc. (f)	L+6.25%	8.45%	6/10/2021	6/10/2027	3,483	3,423	3,430	0.6%
LVF Holdings, Inc. (f)	L+6.25%	8.45%	6/10/2021	6/10/2027	3,333	3,333	3,283	0.6%
LVF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	8.45%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (g)	L+6.25%	8.50%	6/10/2021	6/10/2027	554	410	404	0.1%
LX/JT Intermediate Holdings, Inc. (f)	SF+6.00%	7.63%	3/11/2020	3/11/2025	3,311	3,272	3,263	0.6%
LX/JT Intermediate Holdings, Inc. (Revolver) (g)	SF+6.00%	7.63%	3/11/2020	3/11/2025	500	—	—	0.0%
					18,998	17,047	16,973	3.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (f) (x)	SF+6.50%	8.82%	2/28/2020	11/28/2025	7,786	7,690	7,790	1.3%
MCP Shaw Acquisitionco, LLC (f) (x)	SF+6.50%	8.82%	12/29/2021	11/28/2025	2,390	2,348	2,391	0.4%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (g) (h)	SF+6.50%	8.82%	12/29/2021	11/28/2025	786	349	350	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (g)	SF+6.50%	8.82%	2/28/2020	11/28/2025	1,427	476	476	0.1%
					12,389	10,863	11,007	1.9%
Construction & Building
Premier Roofing L.L.C. (f)	L+8.50%	9.07% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,450	3,405	3,388	0.6%
Premier Roofing L.L.C. (Revolver) (g)	L+8.50%	9.07% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,199	960	942	0.2%
TCFIII Owl Buyer LLC (f) (x)	SF+5.50%	7.14%	4/19/2021	4/17/2026	4,455	4,394	4,455	0.8%
TCFIII Owl Buyer LLC (f)	SF+5.50%	7.14%	4/19/2021	4/17/2026	5,440	5,440	5,440	0.9%
TCFIII Owl Buyer LLC (f) (x)	SF+5.50%	7.14%	12/17/2021	4/17/2026	4,882	4,805	4,882	0.9%
					19,426	19,004	19,107	3.4%
Consumer Goods: Durable
Independence Buyer, Inc. (f) (x)	L+5.50%	6.79%	8/3/2021	8/3/2026	12,438	12,229	12,406	2.2%
Independence Buyer, Inc. (Revolver) (g)	L+5.50%	6.79%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (f) (x)	L+6.75%	7.81%	8/4/2021	8/4/2026	5,459	5,367	5,411	1.0%
Recycled Plastics Industries, LLC (Revolver) (g)	L+6.75%	7.81%	8/4/2021	8/4/2026	743	149	147	0.0%
					21,604	17,745	17,964	3.2%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (f)	L+5.75%	6.81%	5/18/2021	5/18/2026	13,895	13,670	13,742	2.4%
Arizona Natural Resources, LLC (f)	L+5.75%	6.81%	12/15/2021	5/18/2026	2,550	2,505	2,523	0.4%
Arizona Natural Resources, LLC (Revolver) (g)	L+5.75%	6.81%	5/18/2021	5/18/2026	1,667	1,444	1,429	0.3%
The Kyjen Company, LLC (f) (x)	L+6.50%	7.99%	5/14/2021	4/3/2026	2,970	2,937	2,951	0.5%
The Kyjen Company, LLC (Revolver) (g)	L+6.50%	8.17%	5/14/2021	4/3/2026	315	236	235	0.0%
Thrasio, LLC (f) (x)	L+7.00%	9.25%	12/18/2020	12/18/2026	4,915	4,858	4,940	0.9%
					26,312	25,650	25,820	4.5%
Containers, Packaging & Glass
Polychem Acquisition, LLC (f)	L+5.00%	6.50%	4/8/2019	3/17/2025	1,935	1,931	1,932	0.3%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	SF+7.75%	6.38% Cash/ 3.00% PIK	10/16/2020	8/31/2022	207	207	207	0.1%
					2,142	2,138	2,139	0.4%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (f)	L+4.75%	7.00%	3/18/2021	3/17/2028	2,260	2,250	2,192	0.4%
Par Petroleum, LLC (f)	L+6.75%	7.77%	1/27/2020	1/12/2026	881	886	846	0.1%
					3,141	3,136	3,038	0.5%
Environmental Industries
Quest Resource Management Group, LLC (f) (x)	L+7.00%	8.06%	10/19/2020	10/20/2025	977	914	959	0.2%
Quest Resource Management Group, LLC (f)	L+7.00%	8.06%	10/19/2020	10/20/2025	1,073	1,073	1,053	0.2%
Quest Resource Management Group, LLC (f) (x)	L+7.00%	8.06%	12/7/2021	10/20/2025	3,816	3,750	3,731	0.6%
Quest Resource Management Group, LLC (Delayed Draw) (g) (h)	L+7.00%	8.06%	12/7/2021	10/20/2025	1,774	385	376	0.1%
StormTrap, LLC (f)	SF+5.50%	6.74%	3/25/2022	3/24/2028	8,000	7,864	8,080	1.4%
StormTrap, LLC (Delayed Draw) (g) (h)	SF+5.50%	6.74%	3/25/2022	3/24/2028	2,222	—	—	0.0%
Volt Bidco, Inc. (x)	SF+6.50%	8.53%	8/11/2021	8/11/2027	9,059	8,892	9,059	1.6%
Volt Bidco, Inc. (Delayed Draw) (g) (h)	L+6.50%	7.90% PIK	8/11/2021	8/11/2027	1,587	348	348	0.1%
Volt Bidco, Inc. (Revolver) (g)	SF+6.50%	7.90%	8/11/2021	8/11/2027	956	—	—	0.0%
					29,464	23,226	23,606	4.2%
FIRE: Finance
Exiger LLC (x)	L+7.25%	8.31%	9/30/2021	9/30/2027	14,000	13,750	13,965	2.5%
Exiger LLC (Delayed Draw) (g) (h)	L+7.25%	8.31%	9/30/2021	9/30/2027	4,200	—	—	0.0%
Exiger LLC (Revolver) (g)	L+7.25%	8.31%	9/30/2021	9/30/2027	1,400	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (g) (h) (i)	n/a	9.00%	12/24/2020	12/24/2026	2,809	1,070	1,045	0.2%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	11.50%	2/25/2021	2/25/2026	7,418	8,460	7,418	1.3%
Oceana Australian Fixed Income Trust (f) (i) (j) (k)	n/a	10.75%	6/29/2021	6/29/2026	3,125	3,400	3,125	0.5%
W3 Monroe RE Debt LLC (i)	n/a	10.00% PIK	2/5/2021	2/4/2028	1,849	1,849	1,849	0.3%
					34,801	28,529	27,402	4.8%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (f) (g) (h) (i)	L+14.50%	16.00% PIK	7/15/2020	7/15/2024	1,000	929	924	0.2%
Avison Young (USA) Inc. (f) (i) (j)	L+5.75%	8.00%	4/26/2019	1/30/2026	1,935	1,924	1,912	0.3%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (i)	SF+8.25%	9.38%	5/3/2022	4/30/2025	16,000	15,694	16,000	2.8%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (g) (h) (i)	SF+8.25%	9.51%	5/3/2022	4/30/2025	1,635	562	562	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (g) (i)	SF+8.25%	9.38%	5/3/2022	4/30/2025	8,016	—	—	0.0%
Florida East Coast Industries, LLC (f) (i)	n/a	10.50%	8/9/2021	6/28/2024	4,585	4,487	4,539	0.8%
InsideRE, LLC (f) (x)	L+5.75%	8.00%	12/22/2021	12/22/2027	7,465	7,328	7,333	1.3%
InsideRE, LLC (Delayed Draw) (g) (h)	L+5.75%	8.00%	12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (g)	L+5.75%	8.00%	12/22/2021	12/22/2027	965	—	—	0.0%
NCBP Property, LLC (i)	L+9.50%	10.56%	12/18/2020	12/16/2022	2,500	2,494	2,506	0.4%
					46,987	33,418	33,776	5.9%
Healthcare & Pharmaceuticals
Apotheco, LLC (f)	L+8.50%	7.17% Cash/ 3.00% PIK	4/8/2019	4/8/2024	1,835	1,821	1,835	0.3%
Apotheco, LLC (Revolver)	L+8.50%	7.17% Cash/ 3.00% PIK	4/8/2019	4/8/2024	485	485	485	0.1%
Appriss Health, LLC (x)	L+7.25%	8.25%	5/6/2021	5/6/2027	6,500	6,389	6,513	1.1%
Appriss Health, LLC (Revolver) (g)	L+7.25%	8.25%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (f) (x)	L+5.75%	7.42%	2/5/2020	2/5/2025	2,251	2,227	2,252	0.4%
Ascent Midco, LLC (Revolver) (g)	L+5.75%	7.42%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (f) (x)	L+6.50%	7.50%	2/12/2021	2/12/2026	2,834	2,788	2,820	0.5%
Brickell Bay Acquisition Corp. (Delayed Draw) (g) (h)	L+6.50%	7.50%	2/12/2021	2/12/2026	573	—	—	0.0%
Caravel Autism Health, LLC (f)	SF+8.75%	6.75% Cash/ 3.00% PIK	6/30/2021	6/30/2027	7,960	7,823	7,274	1.3%
Caravel Autism Health, LLC (Delayed Draw) (g) (h)	SF+8.75%	6.75% Cash/ 3.00% PIK	6/30/2021	6/30/2027	5,998	298	272	0.0%
Caravel Autism Health, LLC (Revolver) (g)	SF+8.75%	6.75% Cash/ 3.00% PIK	6/30/2021	6/30/2027	2,000	1,000	914	0.2%
Dorado Acquisition, Inc. (f) (x)	L+6.25%	7.25%	6/30/2021	6/30/2026	13,895	13,664	13,944	2.4%
Dorado Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (g)	L+6.25%	7.25%	6/30/2021	6/30/2026	1,670	—	—	0.0%
INH Buyer, Inc. (f)	L+6.00%	8.25%	6/30/2021	6/28/2028	4,874	4,831	4,603	0.8%
NationsBenefits, LLC (f)	SF+7.00%	8.15%	8/20/2021	8/20/2026	12,189	11,982	12,311	2.2%
NationsBenefits, LLC (Revolver) (g)	SF+7.00%	8.15%	8/20/2021	8/20/2026	1,361	—	—	0.0%
QF Holdings, Inc. (x)	L+6.25%	7.54%	9/19/2019	9/19/2024	4,550	4,506	4,555	0.8%
QF Holdings, Inc. (x)	L+6.25%	8.76%	12/15/2021	12/15/2027	4,368	4,308	4,372	0.8%
QF Holdings, Inc. (x)	L+6.25%	7.54%	9/19/2019	9/19/2024	910	910	911	0.2%
QF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.54%	8/21/2020	9/19/2024	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (g)	L+6.25%	7.54%	9/19/2019	9/19/2024	1,092	—	—	0.0%
Seran BioScience, LLC (f) (x)	L+6.25%	7.25%	12/31/2020	7/8/2027	1,975	1,947	1,975	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Seran BioScience, LLC (Revolver) (g)	L+6.25%	7.25%	12/31/2020	7/8/2027	356	$—	$—	0.0%
SIP Care Services, LLC (f) (x)	L+5.75%	6.81%	12/30/2021	12/30/2026	3,791	3,722	3,757	0.7%
SIP Care Services, LLC (Delayed Draw) (g) (h)	L+5.75%	6.81%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (g)	L+5.75%	6.81%	12/30/2021	12/30/2026	760	—	—	0.0%
TigerConnect, Inc. (x)	SF+6.75%	7.75%	2/16/2022	2/16/2028	10,000	9,813	9,888	1.7%
TigerConnect, Inc. (Delayed Draw) (g) (h)	SF+6.75%	7.75%	2/16/2022	2/16/2028	413	—	—	0.0%
TigerConnect, Inc. (Revolver) (g)	SF+6.75%	7.75%	2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (x)	L+6.75%	8.32%	8/28/2019	1/18/2028	5,000	4,953	4,946	0.9%
WebPT, Inc. (Revolver) (g)	L+6.75%	8.86%	8/28/2019	1/18/2028	521	104	104	0.0%
Whistler Parent Holdings III, Inc. (x)	SF+6.75%	8.38%	6/3/2022	6/2/2028	21,000	20,583	20,580	3.6%
Whistler Parent Holdings III, Inc. (Delayed Draw) (g) (h)	SF+6.75%	8.38%	6/3/2022	6/2/2028	6,563	—	—	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (g)	SF+6.75%	8.38%	6/3/2022	6/2/2028	2,625	—	—	0.0%
					135,170	104,154	104,311	18.3%
High Tech Industries
Acquia Inc. (x)	L+7.00%	8.12%	11/1/2019	10/31/2025	15,429	15,200	15,428	2.7%
Acquia Inc. (Revolver) (g)	L+7.00%	9.08%	11/1/2019	10/31/2025	588	71	71	0.0%
Arcstor Midco, LLC (f) (x)	L+7.00%	9.25%	3/16/2021	3/16/2027	11,850	11,654	11,146	2.0%
MarkLogic Corporation (f)	SF+6.50%	7.95%	5/10/2022	10/20/2025	4,023	3,945	3,997	0.7%
MarkLogic Corporation (f) (x)	L+6.50%	7.79%	10/20/2020	10/20/2025	5,171	5,082	5,137	0.9%
MarkLogic Corporation (f) (x)	L+6.50%	7.79%	11/23/2021	10/20/2025	482	474	479	0.1%
MarkLogic Corporation	SF+6.50%	7.95%	11/23/2021	10/20/2025	323	323	321	0.1%
MarkLogic Corporation (Revolver) (g)	SF+6.50%	7.95%	10/20/2020	10/20/2025	404	—	—	0.0%
Mindbody, Inc. (x)	L+8.50%	8.38% Cash/ 1.50% PIK	2/15/2019	2/14/2025	1,867	1,850	1,867	0.3%
Mindbody, Inc. (x)	L+8.50%	8.38% Cash/ 1.50% PIK	9/22/2021	2/14/2025	7,387	7,387	7,383	1.3%
Mindbody, Inc. (Revolver) (g)	L+8.00%	9.38%	2/15/2019	2/14/2025	190	—	—	0.0%
Optomi, LLC (f) (x)	L+5.50%	6.50%	12/16/2021	12/16/2027	13,466	13,218	13,466	2.4%
Optomi, LLC (Revolver) (g)	L+5.50%	6.50%	12/16/2021	12/16/2027	3,189	2,339	2,339	0.4%
Securly, Inc. (x)	L+7.00%	8.06%	4/20/2022	4/22/2027	3,702	3,631	3,665	0.6%
Securly, Inc. (x)	L+7.00%	9.25%	4/22/2021	4/22/2027	8,400	8,259	8,316	1.5%
Securly, Inc.	L+7.00%	9.25%	4/22/2021	4/22/2027	1,938	1,938	1,919	0.3%
Securly, Inc. (Delayed Draw) (g) (h)	L+7.00%	9.25%	4/20/2022	4/22/2027	2,585	—	—	0.0%
Securly, Inc. (Revolver) (g)	L+7.00%	9.25%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (f)	L+4.75%	6.42%	4/18/2019	4/30/2026	729	722	700	0.1%
					82,692	76,093	76,234	13.4%
Hotels, Gaming & Leisure
Equine Network, LLC (f) (x)	SF+8.00%	9.05%	12/31/2020	12/31/2025	1,481	1,457	1,461	0.3%
Equine Network, LLC (f) (x)	SF+8.00%	9.05%	1/29/2021	12/31/2025	672	662	662	0.1%
Equine Network, LLC (Delayed Draw) (g) (h)	SF+8.00%	9.05%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (g)	SF+8.00%	9.05%	12/31/2020	12/31/2025	146	73	72	0.0%
					2,665	2,192	2,195	0.4%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (f) (x)	L+6.00%	7.06%	11/24/2021	11/24/2026	17,955	17,637	17,733	3.1%
95 Percent Buyer, LLC (Revolver) (g)	L+6.00%	7.06%	11/24/2021	11/24/2026	963	—	—	0.0%
Madison Logic, Inc. (f) (x)	L+5.50%	7.17%	11/22/2021	11/20/2026	19,900	19,633	20,016	3.5%
Madison Logic, Inc. (Revolver) (g)	L+5.50%	7.17%	11/22/2021	11/20/2026	912	—	—	0.0%
North Haven USHC Acquisition, Inc. (f) (x)	L+6.00%	8.25%	10/30/2020	10/30/2025	2,463	2,428	2,447	0.4%
North Haven USHC Acquisition, Inc. (f) (x)	L+6.00%	8.25%	3/12/2021	10/30/2025	713	713	709	0.1%
North Haven USHC Acquisition, Inc. (Delayed Draw) (g) (h)	L+6.00%	8.25%	9/3/2021	10/30/2025	1,438	479	477	0.1%
North Haven USHC Acquisition, Inc. (Revolver) (g)	L+6.00%	8.25%	10/30/2020	10/30/2025	240	—	—	0.0%
NTM Acquisition Corp. (f)	L+8.25%	9.50% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,523	4,523	4,365	0.8%
Relevate Health Group, LLC (f) (x)	SF+6.00%	7.15%	11/20/2020	11/20/2025	1,975	1,947	1,959	0.4%
Relevate Health Group, LLC (f)	SF+6.00%	7.15%	3/28/2022	11/20/2025	5,263	5,164	5,221	0.9%
Relevate Health Group, LLC (Delayed Draw) (g) (h)	SF+6.00%	7.15%	11/20/2020	11/20/2025	1,041	884	877	0.2%
Relevate Health Group, LLC (Revolver) (g)	SF+6.00%	7.15%	11/20/2020	11/20/2025	789	—	—	0.0%
Spherix Global Inc. (f) (x)	SF+6.00%	7.16%	12/22/2021	12/22/2026	4,489	4,418	4,472	0.8%
Spherix Global Inc. (Revolver) (g)	SF+6.00%	7.16%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (f) (x)	L+6.50%	8.17%	1/28/2020	1/28/2025	6,062	5,978	6,065	1.1%
XanEdu Publishing, Inc. (Revolver) (g)	L+6.50%	8.75%	1/28/2020	1/28/2025	977	260	260	0.0%
					70,203	64,064	64,601	11.4%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,203	1,202	1,198	0.2%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	377	377	376	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	142	142	141	0.0%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	231	231	230	0.0%
					1,953	1,952	1,945	0.3%
Media: Diversified & Production
Chess.com, LLC (f) (x)	L+6.50%	8.75%	12/31/2021	12/31/2027	12,967	12,729	12,838	2.3%
Chess.com, LLC (Revolver) (g)	L+6.50%	8.75%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (x)	L+5.75%	6.81%	2/28/2019	2/28/2024	1,000	993	996	0.2%
Crownpeak Technology, Inc. (x)	L+5.75%	6.81%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (Revolver) (g)	L+5.75%	6.81%	2/28/2019	2/28/2024	42	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (x)	L+6.50%	8.75%	9/8/2021	9/8/2027	18,555	18,315	18,184	3.2%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (g) (h)	L+6.50%	8.75%	9/8/2021	9/8/2027	1,759	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (g)	L+6.50%	8.75%	9/8/2021	9/8/2027	1,814	1,107	1,084	0.2%
Spectrum Science Communications, LLC (f)	SF+6.25%	7.91%	1/25/2022	1/25/2027	3,000	2,946	2,989	0.5%
Spectrum Science Communications, LLC (Revolver) (g)	SF+6.25%	7.91%	1/25/2022	1/25/2027	600	—	—	0.0%
Streamland Media MidCo LLC (f) (x)	SF+6.75%	8.28%	8/26/2019	8/31/2023	1,984	1,968	1,984	0.3%
Streamland Media MidCo LLC (f)	SF+6.75%	8.02%	3/7/2022	8/31/2023	537	528	538	0.1%
					43,686	38,601	38,628	6.8%
Services: Business
Aperture Companies, LLC (f) (x)	L+6.00%	7.06%	12/31/2021	12/31/2026	14,963	14,693	14,669	2.6%
Aperture Companies, LLC (Delayed Draw) (g) (h)	L+6.00%	7.06%	12/31/2021	12/31/2026	4,320	—	—	0.0%
Aperture Companies, LLC (Revolver) (g)	L+6.00%	7.06%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (f)	L+7.00%	4.27% Cash/ 3.75% PIK	4/13/2021	4/13/2027	4,581	4,513	4,641	0.8%
Aras Corporation (Revolver) (g)	L+7.00%	4.27% Cash/ 3.75% PIK	4/13/2021	4/13/2027	325	—	—	0.0%
Argano, LLC (f) (x)	SF+5.50%	6.65%	6/10/2021	6/10/2026	9,032	8,885	8,919	1.6%
Argano, LLC (f)	SF+5.50%	6.65%	6/10/2021	6/10/2026	3,999	3,999	3,949	0.7%
Argano, LLC (Delayed Draw) (g) (h)	SF+5.50%	7.13%	3/16/2022	6/10/2026	4,771	4,738	4,679	0.8%
Argano, LLC (Revolver) (g)	SF+5.50%	6.65%	6/10/2021	6/10/2026	965	502	495	0.1%
ecMarket Inc. and Conexiom US Inc. (i) (j) (x)	L+7.00%	9.25%	9/21/2021	9/21/2027	15,500	15,224	15,287	2.7%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (g) (h) (i) (j)	L+7.00%	9.25%	9/21/2021	9/21/2027	1,291	992	978	0.2%
ecMarket Inc. and Conexiom US Inc. (Revolver) (g) (i) (j)	L+6.50%	8.75%	9/21/2021	9/21/2027	2,067	—	—	0.0%
HS4 Acquisitionco, Inc. (x)	L+6.75%	9.00%	7/9/2019	7/9/2025	3,960	3,916	3,944	0.7%
HS4 Acquisitionco, Inc. (x)	L+6.75%	9.00%	10/6/2021	7/9/2025	4,302	4,302	4,284	0.7%
HS4 Acquisitionco, Inc. (Revolver) (g)	L+6.75%	9.00%	7/9/2019	7/9/2025	325	49	49	0.0%
Relativity ODA LLC (f)	L+7.50%	9.15% PIK	5/12/2021	5/12/2027	4,884	4,785	4,864	0.9%
Relativity ODA LLC (Revolver) (g)	L+7.50%	9.15% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (x)	L+6.25%	7.25%	7/2/2021	7/2/2027	4,148	4,076	4,150	0.7%
Sundance Group Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	7/2/2021	7/2/2027	1,244	—	—	0.0%
Sundance Group Holdings, Inc. (Revolver) (g)	L+6.25%	8.50%	7/2/2021	7/2/2027	498	265	265	0.0%
					82,972	70,939	71,173	12.5%
Services: Consumer
Clydesdale Holdings, LLC (f)	P+4.50%	10.00%	6/24/2022	6/23/2028	15,000	14,701	14,700	2.6%
Clydesdale Holdings, LLC (Delayed Draw) (g) (h)	P+4.50%	10.00%	6/24/2022	6/23/2028	21,250	—	—	0.0%
Clydesdale Holdings, LLC (Revolver) (g)	P+4.50%	10.00%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Express Wash Acquisition Company, LLC (f) (x)	L+6.50%	7.50%	12/28/2020	12/26/2025	3,569	3,523	3,569	0.6%
Express Wash Acquisition Company, LLC (f) (x)	L+6.50%	7.50%	9/3/2021	12/26/2025	8,107	7,993	8,107	1.4%
Express Wash Acquisition Company, LLC (f)	L+6.50%	7.50%	9/3/2021	12/26/2025	3,900	3,900	3,900	0.7%
Express Wash Acquisition Company, LLC (f)	L+6.50%	8.05%	12/22/2021	12/26/2025	4,988	4,987	4,988	0.9%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g) (h)	L+6.50%	7.52%	9/3/2021	12/26/2025	2,654	2,009	2,009	0.3%
Express Wash Acquisition Company, LLC (Revolver) (g)	L+6.50%	7.50%	12/28/2020	12/26/2025	840	448	448	0.1%
IDIG Parent, LLC (f) (x)	L+6.00%	7.00%	12/15/2020	12/15/2026	4,305	4,240	4,278	0.8%
IDIG Parent, LLC (f) (x)	L+6.00%	7.00%	12/15/2020	12/15/2026	716	716	712	0.1%
IDIG Parent, LLC (Revolver)	L+6.00%	7.02%	12/15/2020	12/15/2026	336	336	334	0.1%
Light Wave Dental Management, LLC (f) (x)	SF+6.50%	8.82%	8/1/2019	1/2/2024	2,040	2,029	2,020	0.3%
Light Wave Dental Management, LLC (f) (x)	SF+6.50%	8.82%	5/3/2021	1/2/2024	1,477	1,477	1,462	0.3%
Light Wave Dental Management, LLC (f) (x)	SF+6.50%	8.82%	8/3/2021	1/2/2024	1,362	1,345	1,349	0.2%
Light Wave Dental Management, LLC	SF+6.50%	8.82%	8/3/2021	1/2/2024	3,399	3,399	3,365	0.6%
Light Wave Dental Management, LLC (Delayed Draw) (g) (h)	SF+6.50%	8.82%	6/24/2022	1/2/2024	11,477	1,286	1,273	0.2%
Light Wave Dental Management, LLC (Revolver) (g)	SF+6.50%	8.82%	5/3/2021	1/2/2024	187	—	—	0.0%
					90,130	52,389	52,514	9.2%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (f) (g) (h)	P+10.00%	14.00%	6/10/2022	6/10/2025	4,000	3,586	3,595	0.6%
American Broadband and Telecommunications Company LLC (Revolver) (g)	P+10.00%	14.00%	6/10/2022	6/10/2025	1,000	240	240	0.0%
Calabrio, Inc. (x)	L+7.00%	9.25%	4/16/2021	4/16/2027	8,000	7,833	7,970	1.4%
Calabrio, Inc. (Revolver) (g)	L+7.00%	9.25%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (f) (x)	L+6.25%	7.82%	11/13/2019	11/13/2025	6,338	6,255	6,307	1.1%
DataOnline Corp. (Revolver)	L+6.25%	8.50%	11/13/2019	11/13/2025	844	844	844	0.2%
Sandvine Corporation (f)	L+4.50%	6.17%	3/8/2021	10/31/2025	1,159	1,159	1,113	0.2%
VHT Acquisitions, LLC (x)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	18,404	18,079	18,330	3.3%
VHT Acquisitions, LLC (Delayed Draw) (g) (h)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	1,440	—	—	0.0%
VHT Acquisitions, LLC (Revolver) (g)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	514	—	—	0.0%
					42,662	37,996	38,399	6.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Transportation: Cargo
Complete Innovations Inc. (f) (i) (j) (l)	C+6.75%	8.62%		12/16/2020	12/16/2025	8,545	$8,507	$8,567	1.5%
Complete Innovations Inc. (i) (j) (l)	C+6.75%	8.62%		12/16/2020	12/16/2025	1,084	1,101	1,086	0.2%
Fiasco Enterprises, LLC (f)	SF+5.50%	6.66%		5/6/2022	5/6/2027	7,000	6,880	7,000	1.2%
Fiasco Enterprises, LLC (Revolver) (g)	SF+5.50%	6.66%		5/6/2022	5/6/2027	1,750	385	385	0.1%
RS Acquisition, LLC (f) (x)	L+6.00%	7.06%		12/13/2021	12/14/2026	10,973	10,776	10,393	1.8%
RS Acquisition, LLC (Delayed Draw) (f) (g) (h)	L+6.00%	7.06%		12/13/2021	12/14/2026	10,115	8,345	7,904	1.4%
RS Acquisition, LLC (Revolver) (g)	L+6.00%	7.62%		12/13/2021	12/14/2026	1,264	632	599	0.1%
						40,731	36,626	35,934	6.3%
Wholesale
S&S Holdings LLC (f)	L+5.00%	6.74%		3/10/2021	3/10/2028	2,962	2,886	2,787	0.5%
						2,962	2,886	2,787	0.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						869,309	714,161	715,563	125.8%

Unitranche Secured Loans (m)
Aerospace & Defense
Cassavant Holdings, LLC (f) (x)	L+6.50%	7.56%		9/8/2021	9/8/2026	13,895	13,658	13,777	2.4%
						13,895	13,658	13,777	2.4%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (f)	SF+5.50%	6.50%		4/19/2022	4/19/2028	23,500	23,044	23,365	4.1%
						23,500	23,044	23,365	4.1%
Media: Advertising, Printing & Publishing
New Engen, Inc. (f) (x)	SF+5.00%	6.16%		12/3/2021	12/3/2026	9,476	9,328	9,408	1.7%
New Engen, Inc. (f) (x)	SF+5.00%	6.16%		12/27/2021	12/3/2026	8,002	8,002	7,945	1.4%
						17,478	17,330	17,353	3.1%
Services: Business
ASG II, LLC (x)	SF+6.50%	8.70%		5/25/2022	5/25/2028	15,000	14,703	14,700	2.6%
ASG II, LLC (Delayed Draw) (g) (h)	SF+6.50%	8.70%		5/25/2022	5/25/2028	2,250	—	—	0.0%
Onit, Inc. (x)	SF+7.25%	9.46%		12/20/2021	5/2/2025	16,800	16,529	16,674	2.9%
						34,050	31,232	31,374	5.5%
Telecommunications
VB E1, LLC (f)	L+7.65%	9.90%		11/18/2020	11/18/2026	3,000	3,000	3,027	0.5%
						3,000	3,000	3,027	0.5%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						91,923	88,264	88,896	15.6%

Junior Secured Loans
Banking
MoneyLion, Inc. (f) (i)	SF+8.50%	10.82%		3/25/2022	3/24/2026	18,750	18,567	18,492	3.3%
MoneyLion, Inc. (f) (i)	n/a	12.00%		8/27/2021	5/1/2023	2,500	2,484	2,497	0.4%
MoneyLion, Inc. (Delayed Draw) (g) (h) (i)	SF+8.50%	10.82%		3/25/2022	3/24/2026	5,357	—	—	0.0%
						26,607	21,051	20,989	3.7%
FIRE: Real Estate
Florida East Coast Industries, LLC (i)	n/a	16.00% PIK		8/9/2021	6/28/2024	3,615	3,546	3,524	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (g) (h) (i)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026	7,926	7,038	7,038	1.2%
						11,541	10,584	10,562	1.8%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						38,148	31,635	31,551	5.5%

Equity Securities (n) (o)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	(p)	4/1/2021	—	—	693	878	0.2%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (q)	—	—	(p)	8/2/2021	—	—	159	130	0.0%
							852	1,008	0.2%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (i) (q)	—	—	(p)	7/29/2021	—	—	750	1,432	0.3%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (i) (q)	—	—	(p)	7/28/2021	7/28/2031	—	453	1,292	0.2%
							1,203	2,724	0.5%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(p)	10/18/2019	—	—	171	87	0.0%
							171	87	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (q)	—	—	(p)	2/28/2020	—	—	95	124	0.0%
							95	124	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	(p)	8/3/2021	—	—	169	208	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	(p)	4/19/2022	—	—	1,566	1,634	0.3%
							1,735	1,842	0.3%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (f)	—	—	(p)	1/11/2020	—	—	901	532	0.1%
							901	532	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2020	3/19/2028	—	67	123	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(p)	10/19/2021	3/19/2028	—	—	86	0.0%
StormTrap, LLC (640,000 Class A common units) (q)	n/a	8.00% PIK		3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (q)	—	—	(p)	3/25/2022	—	—	—	72	0.0%
Volt Bidco, Inc. (878 shares of common stock)	—	—	(p)	8/11/2021	—	—	891	994	0.2%
							1,598	1,915	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (i) (q)	—	—	(p)	12/24/2020	—	—	—	—	0.0%
							—	—	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (q)	—	—	(p)	9/9/2019	—	—	160	309	0.1%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (i) (q)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	3	151	0.0%
							163	460	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (q)	n/a	8.00% PIK		2/5/2020	—	—	726	578	0.1%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(p)	6/30/2021	—	—	501	501	0.1%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(p)	6/30/2021	—	—	—	372	0.1%
NationsBenefits, LLC (356,658 Series B units) (q)	n/a	5.00% PIK		8/20/2021	—	—	2,393	2,861	0.5%
NationsBenefits, LLC (326,667 common units) (q)	—	—	(p)	8/20/2021	—	—	468	998	0.2%
Seran BioScience, LLC (26,666 common units) (q)	—	—	(p)	12/31/2020	—	—	267	437	0.1%
							4,355	5,747	1.1%
High Tech Industries
MarkLogic Corporation (435,358 Class A units)	—	—	(p)	10/20/2020	—	—	—	485	0.1%
Optomi, LLC (278 Class A units) (q)	—	—	(p)	12/16/2021	—	—	278	396	0.1%
Optomi, LLC (41 Class A-1 units) (q)	n/a	8.00% PIK		12/16/2021	—	—	41	41	0.0%
Recorded Future, Inc. (40,243 Class A units) (r)	—	—	(p)	7/3/2019	—	—	40	109	0.0%
							359	1,031	0.2%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (q)	—	—	(p)	12/31/2020	—	—	95	84	0.0%
							95	84	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (q)	n/a	8.00% PIK		11/24/2021	—	—	385	440	0.1%
New Engen, Inc. (417 preferred units)	n/a	8.00% PIK		12/27/2021	—	—	417	405	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	(p)	12/27/2021	—	—	5	5	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	96	53	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	(p)	11/20/2020	—	—	—	8	0.0%
Spherix Global Inc. (333 Class A units)	—	—	(p)	12/22/2021	—	—	333	312	0.1%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	185	0.0%
							1,301	1,408	0.3%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (q)	—	—	(p)	12/31/2021	—	—	189	175	0.0%
							189	175	0.0%
Services: Business
Argano, LLC (52,533 common units) (q)	—	—	(p)	6/10/2021	—	—	239	211	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (i) (j)	—	—	(p)	9/21/2021	—	—	723	625	0.1%
Skillsoft Corp. (26,168 Class A shares) (f) (i) (s)	—	—	(p)	6/11/2021	—	—	508	92	0.0%
							1,470	928	0.1%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (q)	n/a	8.00% PIK		12/28/2020	—	—	140	215	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (q) (t)	—	—	(p)	1/4/2021	—	—	195	274	0.1%
							335	489	0.1%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	(p)	6/10/2022	6/10/2032	—	84	84	—
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	(p)	12/2/2021	1/31/2029	—	—	125	0.0%
							84	209	0.0%
Transportation: Cargo
RS Acquisition, LLC (753,485 common units) (q)	—	—	(p)	1/12/2022	—	—	1,264	1,034	0.2%
							1,264	1,034	0.2%
Total Non-Controlled/Non-Affiliate Equity Securities							16,170	19,797	3.5%
Total Non-Controlled/Non-Affiliate Company Investments							$850,230	$855,807	150.4%

Non-Controlled Affiliate Company Investments (u)
Senior Secured Loans
FIRE: Finance
J2 BWA Funding III, LLC (Delayed Draw) (g) (h) (i)	n/a	9.00%		4/29/2022	4/28/2028	7,600	$—	$—	0.0%
						7,600	—	—	0.0%
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (g) (i)	L+7.00%	8.06%		8/11/2021	8/9/2024	4,875	2,591	2,591	0.5%
						4,875	2,591	2,591	0.5%
Total Non-Controlled/Affiliate Senior Secured Loans						12,475	2,591	2,591	0.5%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (i)	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	1.0%
SFR Holdco, LLC (Delayed Draw) (g) (h) (i)	n/a	8.00%		3/1/2022	7/28/2028	4,388	1,146	1,146	0.2%
						10,238	6,996	6,996	1.2%
Total Non-Controlled/Affiliate Junior Secured Loans						10,238	6,996	6,996	1.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Equity Securities (o) (u)
FIRE: Finance
J2 BWA Funding III, LLC (commitment to purchase up to 7.6% of the equity) (i) (q) (v)	—	—	(p)	4/29/2022	4/28/2028	—	$—	$—	0.0%
							—	—	0.0%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (i)	—	—	(p)	8/6/2021	—	—	3,900	3,900	0.7%
SFR Holdco, LLC (10.5% of equity commitments) (g) (h) (i) (w)	—	—	(p)	3/1/2022	—	—	765	765	0.1%
							4,665	4,665	0.8%
Total Non-Controlled/Affiliate Equity Securities							4,665	4,665	0.8%
Total Non-Controlled/Affiliate Company Investments							$14,252	$14,252	2.5%

TOTAL INVESTMENTS							$864,482	$870,059	152.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contract

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$58	CAD	75	Bannockburn Global Forex, LLC	7/19/2022	$—
Foreign currency forward contract	$60	CAD	77	Bannockburn Global Forex, LLC	8/17/2022	—
Foreign currency forward contract	$60	CAD	77	Bannockburn Global Forex, LLC	9/19/2022	—
Foreign currency forward contract	$62	CAD	80	Bannockburn Global Forex, LLC	10/19/2022	—
Foreign currency forward contract	$56	CAD	73	Bannockburn Global Forex, LLC	11/17/2022	—
Foreign currency forward contract	$9,651	CAD	12,467	Bannockburn Global Forex, LLC	12/19/2022	(34)
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	11
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	11
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	13
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	13
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	11
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	12
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	12
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	11
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	11
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	13
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	9
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	13
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	11
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	12
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	11
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	12
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	11
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	11
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	12
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	11
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,190
						$1,387

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

(a) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate ("SOFR" or "SF"), Sterling Overnight Index Average (“SONIA” or “SN”), Canadian dollar Offered rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”), which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, SONIA, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at June 30, 2022. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c) Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2022 represented 152.9% of the Company’s net assets or 93.5% of the Company’s total assets, are subject to legal restrictions on sales.
(d) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements)
(e) Percentages are based on net assets of $568,960 as of June 30, 2022.
(f) All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company's secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(g) All or a portion of this commitment was unfunded at June 30, 2022. As such, interest is earned only on the funded portion of this commitment.
(h) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(i) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets totaled 12.9% of the Company’s total assets.
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
(r) As of June 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(s) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(t) As of June 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
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
(v) As of June 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,140.
(w) As of June 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $2,161.
(x) All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company's $425,000 asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

(a) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”), Sterling Overnight Index Average (“SONIA” or “SN”), Canadian dollar Offered rate (“CDOR” or “C”), or Prime (“P”), which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, SONIA, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2021. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
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

Monroe Capital Income Plus Corporation (together with its subsidiaries, the “Company”) is a Maryland corporation that was formed as an externally managed, closed-end, non-diversified investment company. The Company is a specialty finance company organized to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through a variety of investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company currently qualifies and intends to qualify annually to be treated as a RIC for U.S. federal income tax purposes.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the MC Income Plus Financing SPV LLC (the “SPV”), Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and six months ended June 30, 2022, the Company received return of capital distributions from its equity investments of $435. For both the three and six months ended June 30, 2021, the Company received return of capital distributions from its equity investments of $551.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $12,105 and $10,292 as of June 30, 2022 and December 31, 2021, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2022 totaled $3,216 and $4,247, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2021 totaled $3,100 and $3,688, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2022	2021
Interest income	$15,166	$5,219
PIK interest income	956	180
Dividend income (1)	119	25
Fee income	192	177
Prepayment gain (loss)	222	206
Accretion of discounts and amortization of premiums	548	199
Total investment income	$17,203	$6,006

	Six months ended June 30,
	2022	2021
Interest income	$28,333	$9,032
PIK interest income	1,634	356
Dividend income (2)	215	46
Fee income	1,785	455
Prepayment gain (loss)	432	384
Accretion of discounts and amortization of premiums	1,191	388
Total investment income	$33,590	$10,661

(1) Includes PIK dividends of $88 and $23, respectively.

(2) Includes PIK dividends of $180 and $44, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of both June 30, 2022 and December 31, 2021, there were no borrowers with a loan on non-accrual status.

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

Restricted Cash

Restricted cash includes amounts held within the SPV and 2022 Issuer. Cash held within the SPV and 2022 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. As of June 30, 2022, restricted cash included $8,749 held within the SPV and $40,437 held within the 2022 Issuer. As of December 31, 2021, restricted cash represented the cash held within the SPV.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2022 and December 31, 2021, the Company had unamortized deferred financing costs of $12,101 and $3,615, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2022 was $606 and $991, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2021 was $159 and $284, respectively.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For both the three and six months ended June 30, 2022, the Company did not record a net tax expense on the consolidated statements of operations for U.S. federal excise tax. For both the three and six months ended June 30, 2021, the Company recorded a net expense on the consolidated statements of operations of $7 for U.S. federal excise tax. As of both June 30, 2022 and December 31, 2021, the Company recorded an accrual for U.S. federal excise taxes of $66, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2022, the Company recorded a net tax expense of $1 on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2021, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries. As of both June 30, 2022 and December 31, 2021, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2022. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2022, except as disclosed in Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$716,752	82.9%	$631,665	90.8%
Unitranche secured loans	88,264	10.2	29,886	4.3
Junior secured loans	38,631	4.5	18,107	2.6
Equity securities	20,835	2.4	16,258	2.3
Total	$864,482	100.0%	$695,916	100.0%

	June 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$718,154	82.6%	$638,120	90.5%
Unitranche secured loans	88,896	10.2	30,161	4.3
Junior secured loans	38,547	4.4	18,580	2.6
Equity securities	24,462	2.8	18,029	2.6
Total	$870,059	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2022		December 31, 2021
Amortized Cost:
International	$40,331	4.7%	$39,008	5.6%
Midwest	197,664	22.9	156,339	22.5
Northeast	139,767	16.2	127,013	18.3
Northwest	17,752	2.0	17,779	2.5
Southeast	180,755	20.9	158,459	22.8
Southwest	123,161	14.2	83,087	11.9
West	165,052	19.1	114,231	16.4
Total	$864,482	100.0%	$695,916	100.0%

	June 30, 2022		December 31, 2021
Fair Value:
International	$38,998	4.5%	$38,859	5.5%
Midwest	197,661	22.7	157,661	22.4
Northeast	139,989	16.1	128,371	18.2
Northwest	17,763	2.0	17,638	2.5
Southeast	186,000	21.4	161,532	22.9
Southwest	123,607	14.2	83,786	11.9
West	166,041	19.1	117,043	16.6
Total	$870,059	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$22,052	2.5%	$22,081	3.2%
Automotive	29,766	3.4	25,268	3.6
Banking	30,459	3.5	7,963	1.1
Beverage, Food & Tobacco	17,218	2.0	19,001	2.7
Capital Equipment	10,958	1.3	10,125	1.5
Construction & Building	19,004	2.2	19,067	2.8
Consumer Goods: Durable	42,524	4.9	18,040	2.6
Consumer Goods: Non-Durable	25,650	3.0	24,403	3.5
Containers, Packaging & Glass	2,138	0.2	2,024	0.3
Energy: Oil & Gas	4,037	0.5	4,075	0.6
Environmental Industries	24,824	2.9	12,623	1.8
FIRE: Finance	28,529	3.3	28,048	4.0
FIRE: Real Estate	58,417	6.8	42,104	6.1
Healthcare & Pharmaceuticals	108,509	12.5	78,126	11.2
High Tech Industries	76,452	8.8	79,896	11.5
Hotels, Gaming & Leisure	2,287	0.3	2,283	0.3
Media: Advertising, Printing & Publishing	82,695	9.6	77,494	11.1
Media: Broadcasting & Subscription	1,952	0.2	1,856	0.3
Media: Diversified & Production	38,790	4.5	34,144	4.9
Services: Business	103,641	12.0	92,996	13.4
Services: Consumer	52,724	6.1	36,798	5.3
Telecommunications	41,080	4.8	40,476	5.8
Transportation: Cargo	37,890	4.4	14,130	2.0
Wholesale	2,886	0.3	2,895	0.4
Total	$864,482	100.0%	$695,916	100.0%

	June 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$22,014	2.5%	$22,358	3.2%
Automotive	30,228	3.5	25,864	3.7
Banking	32,266	3.7	9,606	1.4
Beverage, Food & Tobacco	17,060	2.0	19,032	2.7
Capital Equipment	11,131	1.3	10,270	1.4
Construction & Building	19,107	2.2	19,202	2.7
Consumer Goods: Durable	43,171	5.0	18,420	2.6
Consumer Goods: Non-Durable	25,820	3.0	24,777	3.5
Containers, Packaging & Glass	2,139	0.2	2,029	0.3
Energy: Oil & Gas	3,570	0.4	3,591	0.5
Environmental Industries	25,521	2.9	13,271	1.9
FIRE: Finance	27,402	3.1	27,505	3.9
FIRE: Real Estate	59,050	6.8	43,066	6.1
Healthcare & Pharmaceuticals	110,058	12.6	78,589	11.1
High Tech Industries	77,265	8.9	81,220	11.5
Hotels, Gaming & Leisure	2,279	0.3	2,318	0.3
Media: Advertising, Printing & Publishing	83,362	9.6	78,300	11.1
Media: Broadcasting & Subscription	1,945	0.2	1,859	0.3
Media: Diversified & Production	38,803	4.5	34,428	4.9
Services: Business	103,475	11.9	93,582	13.3
Services: Consumer	53,003	6.1	37,319	5.3
Telecommunications	41,635	4.8	40,656	5.8
Transportation: Cargo	36,968	4.2	14,646	2.1
Wholesale	2,787	0.3	2,982	0.4
Total	$870,059	100.0%	$704,890	100.0%

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

As of June 30, 2022, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
June 30, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$718,154	$718,154
Unitranche secured loans	—	—	88,896	88,896
Junior secured loans	—	—	38,547	38,547
Equity securities	92	—	24,370	24,462
Total investments	$92	$—	$869,967	$870,059
Foreign currency forward contracts asset (liability)	$—	$1,387	$—	$1,387

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$638,120	$638,120
Unitranche secured loans	—	—	30,161	30,161
Junior secured loans	—	—	18,580	18,580
Equity securities	239	—	17,790	18,029
Total investments	$239	$—	$704,651	$704,890
Foreign currency forward contracts asset (liability)	$—	$585	$—	$585

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 5.92% to 16.00% at June 30, 2022 and 4.35% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at June 30, 2022 range between August 2022 and June 2029.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2022:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2022	$655,949	$51,314	$37,403	$21,870	$766,536
Net realized gain (loss) on investments	(42)	—	—	—	(42)
Net change in unrealized gain (loss) on investments	(6,286)	(129)	(300)	481	(6,234)
Purchases of investments and other adjustments to cost (1)	94,921	37,789	1,444	2,454	136,608
Proceeds from principal payments and sales of investments (2)	(26,388)	(78)	—	(435)	(26,901)
Reclassifications (3)	—	—	—	—	—
Balance as of June 30, 2022	$718,154	$88,896	$38,547	$24,370	$869,967

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651
Net realized gain (loss) on investments	(17)	—	—	—	(17)
Net change in unrealized gain (loss) on investments	(5,195)	498	(555)	2,002	(3,250)
Purchases of investments and other adjustments to cost (1)	151,087	41,134	20,522	5,013	217,756
Proceeds from principal payments and sales of investments (2)	(48,626)	(112)	—	(435)	(49,173)
Reclassifications (3)	(17,215)	17,215	—	—	—
Balance as of June 30, 2022	$718,154	$88,896	$38,547	$24,370	$869,967

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2022, attributable to Level 3 investments still held at June 30, 2022, was ($6,004) and ($2,733), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2021, attributable to Level 3 investments still held at June 30, 2021, was $2,714 and $5,460, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2022 and 2021.

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

					Weighted
	Fair		Valuation	Unobservable	Average		Range
	Value		Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$445,152		Discounted cash flow	EBITDA multiples	10.0	x	4.0	x	20.5	x
				Market yields	9.7%		4.4%		18.4%
Senior secured loans	229,863		Discounted cash flow	Revenue multiples	7.9	x	0.6	x	21.0	x
				Market yields	10.3%		7.9%		16.8%
Senior secured loans	23,228		Enterprise value	EBITDA multiples	10.9	x	3.5	x	11.0	x
Unitranche secured loans	57,522		Discounted cash flow	EBITDA multiples	9.6	x	9.0	x	10.5	x
				Market yields	9.9%		9.7%		11.4%
Unitranche secured loans	31,374		Discounted cash flow	Revenue multiples	9.4	x	5.8	x	12.5	x
				Market yields	9.1%		7.6%		10.5%
Junior secured loans	38,547		Discounted cash flow	Market yields	15.1%		10.5%		27.6%
Equity securities	19,052		Enterprise value	EBITDA multiples	9.3	x	4.0	x	17.5	x
Equity securities	4,452		Enterprise value	Revenue multiples	10.3	x	4.5	x	21.0	x
Equity securities	334		Option pricing model	Volatility	66.3%		46.8%		99.0%
Total Level 3 Assets	$849,524	(1)

(1)	Excludes loans of $20,443 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2021 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean		Minimum		Maximum
Assets:
Senior secured loans	$380,090		Discounted cash flow	EBITDA multiples	10.5	x	6.3	x	20.0	x
				Market yields	7.6%		6.1%		10.7%
Senior secured loans	203,681		Discounted cash flow	Revenue multiples	9.6	x	0.5	x	26.5	x
				Market yields	8.3%		6.6%		13.1%
Senior secured loans	38,102		Discounted cash flow	Market yields	10.2%		7.5%		15.3%
Senior secured loans	84		Enterprise value	EBITDA multiples	5.0	x	5.0	x	5.0	x
Unitranche secured loans	14,719		Discounted cash flow	Revenue multiples	14.0	x	14.0	x	14.0	x
				Market yields	8.3%		8.3%		8.3%
Unitranche secured loans	13,951		Discounted cash flow	EBITDA multiples	8.5	x	8.5	x	8.5	x
				Market yields	8.3%		8.3%		8.3%
Unitranche secured loans	1,491		Discounted cash flow	Market yields	8.9%		8.9%		8.9%
Junior secured loans	16,043		Discounted cash flow	Market yields	16.9%		8.0%		25.1%
Junior secured loans	2,537		Discounted cash flow	Revenue multiples	15.0	x	15.0	x	15.0	x
				Market yields	2.0%		2.0%		2.0%
Equity securities	11,208		Enterprise value	EBITDA multiples	6.8	x	6.3	x	18.5	x
Equity securities	2,186		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	3,519		Enterprise value	Revenue multiples	14.8	x	9.7	x	26.5	x
Equity securities	463		Option pricing model	Volatility	42.5%		42.5%		42.5%
Total Level 3 Assets	$688,074	(1)

(1)	Excludes loans of $16,577 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility and 2022 ABS (as defined in Note 7) is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2022 and December 31, 2021, the Company believes that the carrying value of its Credit Facility approximates fair value. As of June 30, 2022, the Company believes that the carrying value of the 2022 ABS approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2022 were as follows:

Portfolio Company	Fair value at December 31, 2021	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2022
Non-controlled affiliate company investment:
J2 BWA Funding III, LLC (Delayed Draw)	$—	$—	$—	$—	$—	$—	$—	$—	$—
J2 BWA Funding III, LLC (commitment to purchase up to 7.6% of the equity)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	487	—	—	—	—	—	2,591
	2,104	—	487	—	—	—	—	—	2,591

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Junior secured loan)	—	—	1,146	—	—	—	—	—	1,146
SFR Holdco, LLC (13.9% of interests)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of interests)	—	—	765	—	—	—	—	—	765
	9,750	—	1,911	—	—	—	—	—	11,661
Total non-controlled affiliate company investments	$11,854	$—	$2,398	$—	$—	$—	$—	$—	$14,252

(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the six months ended June 30,
	2022			2021
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
J2 BWA Funding III, LLC (Delayed Draw)	$—	$—	$—	n/a	n/a	n/a
J2 BWA Funding III, LLC (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	n/a	n/a	n/a

Second Avenue SFR Holdings II LLC (Revolver)	97	—	—	n/a	n/a	n/a
	97	—	—	n/a	n/a	n/a

SFR Holdco, LLC (Junior secured loan)	234	—	—	n/a	n/a	n/a
SFR Holdco, LLC (Junior secured loan)	20	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	—	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	254	—	—	n/a	n/a	n/a
Total non-controlled affiliate company investments	$351	$—	$—	n/a	n/a	n/a

The Company had no affiliated company or controlled affiliate company investments during the six months ended June 30, 2021.

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

Beginning with the Effective Date, the base management fee is calculated at an annual rate of 1.25% of average total assets (reduced from 1.50%), which includes assets financed using leverage. Following any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable in arrears.

Base management fees for the three and six months ended June 30, 2022 were $2,678 and $5,474, respectively. MC Advisors elected to voluntarily waive $1,701 of such base management fees for both the three and six months ended June 30, 2022. Base management fees for the three and six months ended June 30, 2021 were $1,148 and $1,962, respectively. MC Advisors elected to voluntarily waive $611 and $1,425 of such base management fees for the three and six months ended June 30, 2021, respectively. These base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive additional base management fees in the future.

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

• 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7143% (reduced from 1.76%) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing; and

• prior to an Exchange Listing, 12.5% of the amount of the Company’s pre-incentive fee net investment income (a reduction from 15.0% of the amount of the Company’s pre-incentive fee net income), if any, that exceeds 1.7143% (reduced from 1.76%) in any calendar quarter, and following an Exchange Listing, 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 12.5% (reduced from 15.0% effective January 1, 2022) of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 12.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Part one incentive fees (1)	$1,306	$610	$2,767	$1,153
Part two incentive fees (2)	(923)	763	(561)	1,181
Incentive fees, excluding the impact of the incentive fee waiver	383	1,373	2,206	2,334
Incentive fee waiver (3)	(1,306)	(610)	(1,306)	(1,153)
Total incentive fees, net of incentive fee waiver	$(923)	$763	$900	$1,181

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2022, the Company incurred $1,052 and $1,610 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $208 and $411, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2021, the Company incurred $416 and $696 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $128 and $239, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2022 and December 31, 2021, $208 and $178, respectively, of expenses were due to MC Management under the Administration Agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both June 30, 2022 and December 31, 2021, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 259% and 206%, respectively.

Revolving Credit Facility: The Company has a $450,000 revolving credit facility (the “Credit Facility”) with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2022 and December 31, 2021, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $384,273 and $615,978, respectively, and these investments are identified on the consolidated schedules of investments. As of June 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $52,856 and $348,600, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility. As of June 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 3.9% and 3.3%, respectively.

Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Company retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of June 30, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

The 2022 Issuer used the proceeds from the securitization to, among other things, purchase certain investments from the Company and the SPV. Through April 22, 2024, the 2022 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022 ABS, allowing the Company to maintain the initial leverage in the 2022 ABS. The 2022 Notes are due on April 30, 2032.

As of June 30, 2022, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $377,291 and these investments are identified on the consolidated schedule of investment.

Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

Components of interest expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding were as follows:

	Three months ended June 30,
	2022	2021
Interest expense – revolving credit facility	$1,090	$755
Interest expense – 2022 ABS	3,006	—
Amortization of deferred financing costs	606	159
Total interest and other debt financing expenses	$4,702	$914
Average debt outstanding	$355,976	$78,531
Average stated interest rate	4.6%	3.9%

	Six months ended June 30,
	2022	2021
Interest expense – revolving credit facility	$3,985	$1,329
Interest expense – 2022 ABS	3,006	—
Amortization of deferred financing costs	991	284
Total interest and other debt financing expenses	$7,982	$1,613
Average debt outstanding	$347,871	$69,103
Average stated interest rate	4.0%	3.9%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2022 and December 31, 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	75	7/19/2022	$—	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	8/17/2022	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	9/19/2022	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	80	10/19/2022	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	73	11/17/2022	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,467	12/19/2022	—	(34)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	9	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,190	—	Unrealized gain on foreign currency forward contracts
				$1,421	$(34)

	As of December 31, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	72	1/18/2022	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	2/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	67	3/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	4/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	75	5/18/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	6/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	7/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	8/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	9/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	10/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,078	12/19/2022	—	(206)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
Total				$802	$(217)

For the three and six months ended June 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $1,335 and $802, respectively. For the three and six months ended June 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $27 and $45, respectively.

For the three and six months ended June 30, 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($44) and $126, respectively. For the three and six months ended June 30, 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero and ($3), respectively.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three months ended June 30, 2022 and 2021, respectively.

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Six months ended June 30, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	0.06	2,435
April 1, 2022	April 18, 2022	June 30, 2022	0.07	3,222
April 1, 2022	May 16, 2022	June 30, 2022	0.07	3,223
April 1, 2022	June 17, 2022	June 30, 2022	0.06	3,730
Total distributions declared			$0.40	$17,488

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Six months ended June 30, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
May 6, 2021	May 6, 2021	May 13, 2021	0.20	3,841
May 6, 2021	May 14, 2021	June 30, 2021	0.13	2,576
May 6, 2021	June 1, 2021	June 30, 2021	0.07	1,472
Total distributions declared			$0.60	$10,655

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the six months ended June 30, 2022 and 2021, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2022:
March 31, 2022	$10.10	217,369	$2,195
June 30, 2022	10.16	344,760	3,503
Total proceeds		562,129	$5,698

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2021:
March 12, 2021	$9.94	77,598	$771
May 13, 2021	10.06	103,582	1,042
June 30, 2021	10.06	109,029	1,097
Total proceeds		290,209	$2,910

Note 10. Stock Issuances and Share Repurchase Program

Stock Issuances

As of June 30, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following table summarizes the issuance of shares during the six months ended June 30, 2022 and 2021:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	$10.16	8,022,706	81,511
Total		20,196,296	$204,464

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
Total		8,094,545	$79,176

During the six months ended June 30, 2022, the Company also issued 562,129 shares, with an aggregate value of $5,698, under the DRIP as disclosed in Note 9. During the six months ended June 30, 2021, the Company also issued 290,209 shares, with an aggregate value of $2,910, under the DRIP as disclosed in Note 9.

Share Repurchase Program

During 2022, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the six months ended June 30, 2022 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
Total		975,167	$9,869

There were no shares repurchased during the six months ended June 30, 2021.

Note 11. Commitments and Contingencies

Commitments: As of June 30, 2022 and December 31, 2021, the Company had $170,685 and $125,204, respectively, in outstanding commitments to fund investments. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of June 30, 2022.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Per share data:
Net asset value at beginning of period	$10.10	$9.94
Net investment income (loss) (1)	0.42	0.37
Net gain (loss) (1)	(0.05)	0.30
Net increase (decrease) in net assets resulting from operations (1)	0.37	0.67
Stockholder distributions declared (2)	(0.40)	(0.60)
Other (3)	0.03	(0.07)
Net asset value at end of period	$10.10	$9.94
Total return based on average net asset value (4)	3.49%	6.43%
Ratio/Supplemental data:
Net assets at end of period	$568,960	$220,774
Shares outstanding at end of period	56,348,420	22,212,270
Portfolio turnover (5)	6.30%	13.55%
Ratio of total investment income to average net assets (6)	14.15%	11.69%
Ratio of expenses to average net assets with waivers (6) (7)	5.83%	3.80%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2022 and 2021, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a schedule of supplemental ratios for the six months ended June 30, 2022 and 2021. These ratios have been annualized unless otherwise noted.

	June 30, 2022	June 30, 2021
Ratio of expenses to average net assets without waivers (6)	6.82%	5.99%
Ratio of net investment income (loss) to average net assets without waivers (6)	7.33%	5.70%
Ratio of net investment income (loss) to average net assets with waivers (6)	8.32%	7.89%

Note 13. Subsequent Events

The Company has evaluated subsequent events through August 12, 2022, the date on which the consolidated financial statements were issued.

Distributions: On July 1, 2022, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
July 15, 2022	September 30, 2022	$0.0667
August 15, 2022	September 30, 2022	0.0667
September 16, 2022	September 30, 2022	0.0666
Total dividends declared		$0.2000

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

Overview

Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We currently qualify and intend to continue to qualify annually to be treated as a RIC for U.S. federal income tax purposes.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of June 30, 2022, our portfolio included approximately 82.6% senior secured loans, 10.2% unitranche secured loans, 4.4% junior secured loans and 2.8% equity securities, compared to December 31, 2021, when our portfolio included approximately 90.5% senior secured loans, 4.3% unitranche secured loans, 2.6% junior secured loans and 2.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended June 30, 2022, we invested $107.4 million in eight new portfolio companies, and $27.7 million in 30 existing portfolio companies, and had $26.9 million in aggregate amount of sales and principal repayments, resulting in net investments of $108.2 million for the period.

During the six months ended June 30, 2022, we invested $128.6 million in 11 new portfolio companies, and $86.3 million in 42 existing portfolio companies, and had $49.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $165.7 million for the period.

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

The following table shows portfolio yield by security type:

	June 30, 2022		December 31, 2021
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.2%	8.2%	7.6%	7.6%
Unitranche secured loans	7.6	8.3	7.9	8.4
Junior secured loans	11.1	11.1	11.4	11.4
Equity securities	6.6	6.6	8.6	8.6
Total	8.2%	8.3%	7.6%	7.6%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$718,154	82.6%	$638,120	90.5%
Unitranche secured loans	88,896	10.2	30,161	4.3
Junior secured loans	38,547	4.4	18,580	2.6
Equity securities	24,462	2.8	18,029	2.6
Total	$870,059	100.0%	$704,890	100.0%

Our portfolio composition remained relatively consistent with December 31, 2021. Our effective yields increased from December 31, 2021, driven primarily by increases in LIBOR and SOFR rates. The majority of our loans surpassed their interest rate floors near the end of the three months ended June 30, 2022.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$22,014	2.5%	$22,358	3.2%
Automotive	30,228	3.5	25,864	3.7
Banking	32,266	3.7	9,606	1.4
Beverage, Food & Tobacco	17,060	2.0	19,032	2.7
Capital Equipment	11,131	1.3	10,270	1.4
Construction & Building	19,107	2.2	19,202	2.7
Consumer Goods: Durable	43,171	5.0	18,420	2.6
Consumer Goods: Non-Durable	25,820	3.0	24,777	3.5
Containers, Packaging & Glass	2,139	0.2	2,029	0.3
Energy: Oil & Gas	3,570	0.4	3,591	0.5
Environmental Industries	25,521	2.9	13,271	1.9
FIRE: Finance	27,402	3.1	27,505	3.9
FIRE: Real Estate	59,050	6.8	43,066	6.1
Healthcare & Pharmaceuticals	110,058	12.6	78,589	11.1
High Tech Industries	77,265	8.9	81,220	11.5
Hotels, Gaming & Leisure	2,279	0.3	2,318	0.3
Media: Advertising, Printing & Publishing	83,362	9.6	78,300	11.1
Media: Broadcasting & Subscription	1,945	0.2	1,859	0.3
Media: Diversified & Production	38,803	4.5	34,428	4.9
Services: Business	103,475	11.9	93,582	13.3
Services: Consumer	53,003	6.1	37,319	5.3
Telecommunications	41,635	4.8	40,656	5.8
Transportation: Cargo	36,968	4.2	14,646	2.1
Wholesale	2,787	0.3	2,982	0.4
Total	$870,059	100.0%	$704,890	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	835,554	96.0
3	33,973	3.9
4	532	0.1
5	—	—
Total	$870,059	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	693,017	98.3
3	11,459	1.6
4	414	0.1
5	—	—
Total	$704,890	100.0%

As of both June 30, 2022 and December 31, 2021, we had no borrowers with a loan on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30,
	2022	2021
Total investment income	$17,203	$6,006
Total expenses, net of fee waivers	5,830	2,645
Net investment income before income taxes	11,373	3,361
Income taxes, including excise taxes	1	7
Net investment income	11,372	3,354
Net realized gain (loss) on investments	(42)	29
Net realized gain (loss) on foreign currency forward contracts	27	—
Net realized gain (loss) on foreign currency and other transactions	(13)	(1)
Net realized gain (loss)	(28)	28
Net change in unrealized gain (loss) on investments	(6,300)	2,357
Net change in unrealized gain (loss) on foreign currency forward contracts	1,335	(44)
Net change in unrealized gain (loss)	(4,965)	2,313
Net increase (decrease) in net assets resulting from operations	$6,379	$5,695

	Six months ended June 30,
	2022	2021
Total investment income	$33,590	$10,661
Total expenses, net of fee waivers	14,302	4,057
Net investment income before income taxes	19,288	6,604
Income taxes, including excise taxes	1	7
Net investment income	19,287	6,597
Net realized gain (loss) on investments	(17)	72
Net realized gain (loss) on foreign currency forward contracts	45	(3)
Net realized gain (loss) on foreign currency and other transactions	(13)	(41)
Net realized gain (loss)	15	28
Net change in unrealized gain (loss) on investments	(3,397)	5,079
Net change in unrealized gain (loss) on foreign currency forward contracts	802	126
Net change in unrealized gain (loss)	(2,595)	5,205
Net increase (decrease) in net assets resulting from operations	$16,707	$11,830

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2022	2021
Interest income	$15,166	$5,219
PIK interest income	956	180
Dividend income (1)	119	25
Fee income	192	177
Prepayment gain (loss)	222	206
Accretion of discounts and amortization of premiums	548	199
Total investment income	$17,203	$6,006

	Six months ended June 30,
	2022	2021
Interest income	$28,333	$9,032
PIK interest income	1,634	356
Dividend income (2)	215	46
Fee income	1,785	455
Prepayment gain (loss)	432	384
Accretion of discounts and amortization of premiums	1,191	388
Total investment income	$33,590	$10,661

(1)	Includes PIK dividends of $88 and $23, respectively.
(2)	Includes PIK dividends of $180 and $44, respectively.

The increase in investment income of $11.2 million and $22.9 million during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, is primarily due to the growth of our investment portfolio.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended June 30,
	2022	2021
Interest and other debt financing expenses	$4,702	$914
Base management fees, net of base management fee waivers (1)	977	537
Incentive fees, net of incentive fee waivers (2)	(923)	763
Professional fees	540	175
Administrative service fees	208	128
General and administrative expenses	304	113
Directors’ fees	22	15
Total expenses, net of fee waivers	$5,830	$2,645

	Six months ended June 30,
	2022	2021
Interest and other debt financing expenses	$7,982	$1,613
Base management fees, net of base management fee waivers (1)	3,773	537
Incentive fees, net of incentive fee waivers (2)	900	1,181
Professional fees	685	264
Administrative service fees	411	239
General and administrative expenses	514	193
Directors’ fees	37	30
Total expenses, net of fee waivers	$14,302	$4,057

(1)	Base management fees for the three and six months ended June 30, 2022 were $2,678 and $5,474, respectively. MC Advisors elected to voluntarily waive $1,701 of such base management fees for both the three and six months ended June 30, 2022. Base management fees for the three and six months ended June 30, 2021 were $1,148 and $1,962, respectively. MC Advisors elected to voluntarily waive $611 and $1,425 of such base management fees for the three and six months ended June 30, 2021, respectively. Base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three and six months ended June 30, 2022 were $383 and $2,206, comprised of part one incentive fees of $1,306 and $2,767 and part two capital gains incentive fees of ($923) and ($561), respectively. MC Advisors elected to voluntarily waive the part one incentive fees of $1,306 during both the three and six months ended June 30, 2022. Incentive fees for the three and six months ended June 30, 2021 were $1,373 and $2,334, comprised of part one incentive fees of $610 and $1,153 and part two capital gains incentive fees of $763 and $1,181, respectively. MC Advisors elected to voluntarily waive the part one incentive fees of $610 and $1,153 during the three and six months ended June 30, 2021, respectively. Incentive fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses and average debt outstanding were as follows (in thousands):

	Three months ended June 30,
	2022	2021
Interest expense – revolving credit facility	$1,090	$755
Interest expense – 2022 ABS	3,006	—
Amortization of deferred financing costs	606	159
Total interest and other debt financing expenses	$4,702	$914
Average debt outstanding	$355,976	$78,531
Average stated interest rate	4.6%	3.9%

	Six months ended June 30,
	2022	2021
Interest expense – revolving credit facility	$3,985	$1,329
Interest expense – 2022 ABS	3,006	—
Amortization of deferred financing costs	991	284
Total interest and other debt financing expenses	$7,982	$1,613
Average debt outstanding	$347,871	$69,103
Average stated interest rate	4.0%	3.9%

The increase in total expenses of $3.2 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 is primarily a result of an increase in interest expense on our 2022 ABS and our revolving credit facility as average borrowings increased to support the growth of the portfolio. The increase in total expenses of $10.2 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is primarily the result of an increase in interest expense on our 2022 ABS and revolving facility as average borrowings increased to support the growth of the portfolio and an increase in base management fees, net of fee waivers.

Income Taxes, Including Excise Taxes

We have elected to be treated, currently qualify, and intend to continue to qualify annually as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For both the three and six months ended June 30, 2022, we did not record a net tax expense on the consolidated statements of operations for U.S. federal excise tax. For both the three and six months ended June 30, 2021, we recorded a net expense on the consolidated statements of operations of $7 thousand for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2022, we recorded a net tax expense of $1 thousand on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2021, we did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended June 30, 2022 and 2021, we had sales of investments of $5.7 million and $3.1 million, respectively, resulting in ($42) thousand and $29 thousand of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2022 and 2021, we had sales of investments of $15.8 million and $6.7 million, respectively, resulting in ($17) thousand and $72 thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2022 and 2021, we had $27 thousand and zero net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2022 and 2021, we had $45 thousand and ($3) thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2022 and 2021, we had ($13) thousand and ($1) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2022 and 2021, we had ($13) thousand and ($41) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended June 30, 2022 and 2021, our investments had ($6.3) million and $2.4 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods. For the three months ended June 30, 2022 and 2021, our foreign currency forward contracts had $1.3 million and ($44) thousand of net change in unrealized gain (loss), respectively.

During the three months ended June 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market. Additionally, $0.4 million in net change in unrealized loss on investments was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of June 30, 2022.

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

For the six months ended June 30, 2022 and 2021, our investments had ($3.4) million and $5.1 million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2022 and 2021, our foreign currency forward contracts had $0.8 million and $0.1 million of net change in unrealized gain (loss), respectively.

During the three months ended June 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market. Additionally, $0.9 million in net change in unrealized loss on investments was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of June 30, 2022.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $6.4 million and $5.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $0.12 and $0.28, respectively.

For the six months ended June 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $16.7 million and $11.8 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $0.37 and $0.67, respectively. The $4.9 million increase during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is primarily the result of increased net investment income due to the significant portfolio growth.

The $0.7 million and $4.9 million increases during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, respectively, is primarily the result of increased net investment income due to the significant portfolio growth. The increases in net investment income were partially offset by net unrealized mark-to-market losses on investments primarily due to market volatility and spread widening during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, where investments in the portfolio experienced net mark-to-market gains primarily attributable to broad market movements and the tightening of credit spreads in the loan markets.

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

As of June 30, 2022, we had $3.9 million in cash, $8.7 million in restricted cash at MC Income Plus Financing SPV LLC (the “SPV”), $40.4 million in restricted cash at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”). Additionally, we had $52.9 million debt outstanding on our revolving credit facility and $306.0 million debt outstanding on our 2022 ABS. We had $397.1 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 259% and 206%, respectively.

Cash Flows

For the six months ended June 30, 2022 and 2021, we experienced a net increase in cash and restricted cash of $39.1 million and $16.9 million, respectively. For the six months ended June 30, 2022 and 2021, operating activities used $144.5 million and $143.0 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments. During the six months ended June 30, 2022 and 2021, we generated $183.6 million and $159.9 million from financing activities, primarily as a result of the issuance of common stock and net borrowings on our debt facilities, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of June 30, 2022 and December 31, 2021, we had 56,348,420 and 36,565,162 shares outstanding, respectively.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the six months ended June 30, 2022 and 2021 (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
Total		20,196,296	$204,464

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
Total		8,094,545	$79,176

Share Repurchase Program: During 2022, we commenced a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our Board. Any such repurchases are subject to approval by our Board, in its discretion, and the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the six months ended June 30, 2022 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
Total		975,167	$9,869

There were no shares repurchased during the six months ended June 30, 2021.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2022 totaled $10.2 million ($0.20 per share) and $17.5 million ($0.40 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2021 totaled $7.9 million ($0.40 per share) and $10.7 million ($0.60 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2022 and 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. See Note 9 to our consolidated financial statements for additional information on our distributions.

Borrowings

Revolving Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2022 and December 31, 2021, the fair value of our investments held in the SPV as collateral for the Credit Facility was $384.3 million and $616.0 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of June 30, 2022 and December 31, 2021, we had outstanding borrowings under the Credit Facility of $52.9 million and $348.6 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of June 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 3.9% and 3.3%, respectively.

Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”).  The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). We retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of June 30, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

The 2022 Issuer used the proceeds from the securitization to, among other things, purchase certain investments from us and the SPV. Through April 22, 2024, the 2022 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 Issuer, in accordance with our investment strategy and subject to customary conditions set forth in the documents governing the 2022 ABS, allowing us to maintain the initial leverage in the 2022 ABS. The 2022 Notes are due on April 30, 2032.

As of June 30, 2022, the fair value of our investments held in the 2022 Issuer as collateral was $377.3 million and these investments are identified on the accompanying consolidated schedules of investments.

 Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements totaling $170.7 million and $125.2 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover our unfunded commitments as of June 30, 2022. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment following the COVID-19 outbreak that began in late 2019 and early 2020, and that these investments have historically generated considerable yield premia with more favorable capital structures for lenders when compared to the market for large corporate loans.(1) On the other hand, we believe that the increased competition for direct lending to middle market businesses could result in less favorable pricing terms for our potential investments. If pricing, terms and structures weaken, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1)	Standard & Poor’s “LCD Middle Market Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in the fourth quarter of 2005.

Recent Developments

Distributions: On July 1, 2022, our Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
July 15, 2022	September 30, 2022	$0.0667
August 15, 2022	September 30, 2022	0.0667
September 16, 2022	September 30, 2022	0.0666
Total dividends declared		$0.2000

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

As of June 30, 2022, our Board determined, in good faith, the fair value of our portfolio investments in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 12.5% (reduced from 15.0% as a result of MC Advisors April 18, 2022 agreement to permanently waive a portion of the incentive fees starting on January 1, 2022) of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

During the three and six months ended June 30, 2022, we reversed $0.9 million and $0.6 million, respectively, of previously accrued capital gains incentive fees based on the performance of our portfolio and the reduction in the incentive fee rate. During the six months ended June 30, 2021, we accrued capital gains incentive fees of $1.2 million based on the performance of our portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022.

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

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR or SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility has a floating interest rate provision, whereas our Secured 2022 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(1,333)	$(132)	$(1,201)
Up 100 basis points	10,127	881	9,246
Up 200 basis points	18,292	1,410	16,882
Up 300 basis points	26,458	1,938	24,520

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

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of June 30, 2022, we had foreign currency forward contracts in place for CAD 12.8 million and AUD 18.3 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser is currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2022, we issued 8,022,706 shares of our common stock, par value $0.01 per share, at a price of $10.16 per share for proceeds of $81,510,689.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Amended and Restated Bylaws (3)

10.4	Indenture, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee. (4)

10.5	Collateral Management Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and Monroe Capital BDC Advisors, LLC, as Collateral Manager. (4)

10.6	Loan Sale Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus Corporation, as Seller, and Monroe Capital Income Plus ABS Funding, LLC, as Buyer. (4)

10.7	Fee Waiver Letter delivered to Monroe Capital Income Plus Corporation by Monroe Capital BDC Advisors, LLC, dated July 28, 2022. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2022	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: August 12, 2022	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation