Form 10-Q
period 2022-09-30
Monroe Capital Income Plus Corp
filed 2022-11-14
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 65,309,147 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$1,040,697	$693,036
Non-controlled affiliate company investments	37,998	11,854
Total investments, at fair value (amortized cost of: $1,075,175 and $695,916, respectively)	1,078,695	704,890
Cash	4,652	4,998
Restricted cash	57,847	8,973
Unrealized gain on foreign currency forward contracts	2,928	585
Interest receivable	8,584	4,803
Other assets	1,651	12
Total assets	1,154,357	724,261

LIABILITIES
Debt:	442,800	348,600
Less: Unamortized deferred financing costs	(11,471)	(3,615)
Debt, less unamortized deferred financing costs	431,329	344,985
Interest payable	7,323	2,184
Payable for unsettled trades	43,915	—
Management fees payable	3,285	2,366
Incentive fees payable	2,358	1,808
Accounts payable and accrued expenses	6,804	3,470
Directors' fees payable	22	—
Total liabilities	495,036	354,813
Net assets	$659,321	$369,448

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 65,309 and 36,565 shares issued and outstanding, respectively	$66	$37
Capital in excess of par value	651,723	360,955
Accumulated undistributed (overdistributed) earnings	7,532	8,456
Total net assets	$659,321	$369,448

Net asset value per share	$10.10	$10.10

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$20,586	$8,852	$52,191	$19,157
Payment-in-kind interest income	1,902	411	3,536	767
Total investment income from non-controlled/non-affiliate company investments	22,488	9,263	55,727	19,924
Non-controlled affiliate company investments:
Interest income	329	13	680	13
Total investment income from non-controlled affiliate company investments	329	13	680	13
Total investment income	22,817	9,276	56,407	19,937

Operating expenses:
Interest and other debt financing expenses	4,979	1,872	12,961	3,485
Base management fees	3,285	1,699	8,759	3,661
Incentive fees	1,647	860	3,853	3,194
Professional fees	334	155	1,019	419
Administrative service fees	352	143	763	382
General and administrative expenses	186	179	700	372
Directors' fees	22	15	59	45
Expenses before fee waivers	10,805	4,923	28,114	11,558
Base management fee waivers	—	—	(1,701)	(1,425)
Incentive fee waivers	(162)	(569)	(1,468)	(1,722)
Total expenses, net of fee waivers	10,643	4,354	24,945	8,411
Net investment income before income taxes	12,174	4,922	31,462	11,526
Income taxes, including excise taxes	1	7	2	14
Net investment income	12,173	4,915	31,460	11,512

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	—	79	(17)	151
Foreign currency forward contracts	39	17	84	14
Foreign currency and other transactions	(1)	(5)	(14)	(46)
Net realized gain (loss)	38	91	53	119

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(2,140)	2,539	(5,537)	7,618
Non-controlled/affiliate company investments	83	—	83	—
Foreign currency forward contracts	1,541	748	2,343	874
Foreign currency and other transactions	1	—	1	—
Net change in unrealized gain (loss)	(515)	3,287	(3,110)	8,492

Net gain (loss)	(477)	3,378	(3,057)	8,611

Net increase (decrease) in net assets resulting from operations	$11,696	$8,293	$28,403	$20,123

Per common share data:
Net investment income per share - basic and diluted	$0.20	$0.20	$0.62	$0.57
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.19	$0.33	$0.56	$1.00
Weighted average common shares outstanding - basic and diluted	60,572	25,057	50,597	20,182

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
Balances at June 30, 2021	22,212	$22	$217,714	$3,038	$220,774
Net investment income	—	—	—	4,915	4,915
Net realized gain (loss)	—	—	—	91	91
Net change in unrealized gain (loss)	—	—	—	3,287	3,287
Issuance of common stock	6,087	6	60,494	—	60,500
Repurchase of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(4,848)	(4,848)
Stock issued in connection with dividend reinvestment plan	130	—	1,293	—	1,293
Balances at September 30, 2021	28,429	$28	$279,501	$6,483	$286,012

Balances at June 30, 2022	56,348	$56	$561,229	$7,675	$568,960
Net investment income	—	—	—	12,173	12,173
Net realized gain (loss)	—	—	—	38	38
Net change in unrealized gain (loss)	—	—	—	(515)	(515)
Issuance of common stock	8,682	9	87,677	—	87,686
Repurchase of common stock	(139)	—	(1,406)	—	(1,406)
Distributions declared to stockholders	—	—	—	(11,839)	(11,839)
Stock issued in connection with dividend reinvestment plan	418	1	4,223	—	4,224
Balances at September 30, 2022	65,309	$66	$651,723	$7,532	$659,321

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513
Net investment income	—	—	—	11,512	11,512
Net realized gain (loss)	—	—	—	119	119
Net change in unrealized gain (loss)	—	—	—	8,492	8,492
Issuance of common stock	14,181	14	139,662	—	139,676
Repurchase of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(15,503)	(15,503)
Stock issued in connection with dividend reinvestment plan	420	—	4,203	—	4,203
Balances at September 30, 2021	28,429	$28	$279,501	$6,483	$286,012

Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448
Net investment income	—	—	—	31,460	31,460
Net realized gain (loss)	—	—	—	53	53
Net change in unrealized gain (loss)	—	—	—	(3,110)	(3,110)
Issuance of common stock	28,878	29	292,121	—	292,150
Repurchase of common stock	(1,114)	(1)	(11,274)	—	(11,275)
Distributions declared to stockholders	—	—	—	(29,327)	(29,327)
Stock issued in connection with dividend reinvestment plan	980	1	9,921	—	9,922
Balances at September 30, 2022	65,309	$66	$651,723	$7,532	$659,321

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,403	$20,123
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	17	(151)
Net realized (gain) loss on foreign currency forward contracts	(84)	(14)
Net realized (gain) loss on foreign currency and other transactions	14	46
Net change in unrealized (gain) loss on investments	5,454	(7,618)
Net change in unrealized (gain) loss on foreign currency forward contracts	(2,343)	(874)
Net change in unrealized (gain) loss on foreign currency and other transactions	(1)	—
Payment-in-kind interest income	(3,536)	(767)
Net accretion of discounts and amortization of premiums	(1,721)	(629)
Purchases of investments	(478,528)	(372,785)
Proceeds from principal payments and sale of investments and settlement of forward contracts	104,593	59,813
Amortization of deferred financing costs	1,621	580
Changes in operating assets and liabilities:
Interest receivable	(3,781)	(2,284)
Other assets	(1,639)	148
Interest payable	5,139	1,111
Payable for unsettled trades	43,915	—
Management fees payable	919	1,606
Incentive fees payable	550	1,472
Accounts payable and accrued expenses	3,334	1,177
Directors' fees payable	22	15
Net cash provided by (used in) operating activities	(297,652)	(299,031)

Cash flows from financing activities:
Borrowings of ABS facility	306,000	—
Borrowings on revolving credit facility	492,400	372,600
Repayments of revolving credit facility	(704,200)	(194,200)
Payments of deferred financing costs	(9,477)	(2,957)
Proceeds from issuance of common stock	292,150	139,676
Repurchase of common stock	(11,275)	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $9,922 and $4,203, respectively	(19,405)	(11,300)
Net cash provided by (used in) financing activities	346,193	303,819

Net increase (decrease) in Cash and Restricted cash	48,541	4,788
Effect of foreign currency exchange rates	(13)	(46)
Cash and Restricted cash, beginning of period	13,971	6,120
Cash and Restricted cash, end of period	$62,499	$10,862

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$6,201	$1,794
Cash paid for income taxes, including excise taxes, during the period	$68	$—

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2022	December 31, 2021
Cash	$4,652	$4,998
Restricted cash	57,847	8,973
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$62,499	$13,971

	September 30, 2021	December 31, 2020
Cash	$5,230	$2,443
Restricted cash	5,632	3,677
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$10,862	$6,120

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Spread Above Index (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	L+4.25%	7.92%	5/2/2019	5/8/2026	1,645	$1,640	$1,447	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L+6.00%	9.12%	7/25/2019	7/25/2025	1,940	1,918	1,921	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L+6.00%	9.12%	12/24/2019	7/25/2025	1,013	1,001	1,003	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L+6.00%	9.12%	2/17/2021	7/25/2025	1,751	1,749	1,734	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L+6.00%	9.12%	6/15/2021	7/25/2025	1,027	1,009	1,016	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L+6.00%	9.12%	8/10/2021	7/25/2025	1,002	987	992	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	L+6.00%	9.12%	7/25/2019	7/25/2024	316	71	71	0.0%
					8,694	8,375	8,184	1.2%
Automotive
Born To Run, LLC (~) (~~)	L+6.00%	9.67%	4/1/2021	4/1/2027	8,888	8,746	8,865	1.3%
Born To Run, LLC (Delayed Draw) (*) (**)	L+6.00%	9.67%	4/1/2021	4/1/2027	1,460	1,210	1,207	0.2%
Burgess Point Purchaser Corporation (fka BBB Industries LLC) (~)	SF+5.25%	8.41%	6/30/2022	7/25/2029	5,000	4,507	4,628	0.7%
Lifted Trucks Holdings, LLC (~) (~~)	L+5.75%	8.03%	8/2/2021	8/2/2027	9,925	9,757	9,811	1.5%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L+5.75%	8.03%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L+5.75%	8.03%	8/2/2021	8/2/2027	2,381	—	—	0.0%
Truck-Lite Co., LLC (~)	SF+6.25%	8.93%	7/8/2022	12/14/2026	128	125	128	0.0%
Truck-Lite Co., LLC (~)	SF+6.25%	8.93%	3/11/2020	12/14/2026	3,391	3,368	3,395	0.5%
Truck-Lite Co., LLC (~)	SF+6.25%	8.93%	11/23/2021	12/14/2026	630	630	630	0.1%
Truck-Lite Co., LLC (~)	SF+6.25%	8.93%	3/11/2020	12/14/2026	503	503	503	0.1%
Truck-Lite Co., LLC (~)	SF+6.25%	8.93%	11/23/2021	12/14/2026	558	558	559	0.1%
Truck-Lite Co., LLC (~)	SF+6.25%	8.93%	11/23/2021	12/14/2026	716	716	717	0.1%
					35,580	30,120	30,443	4.6%
Banking
MV Receivables II, LLC (Delayed Draw) (*) (**) (<)	L+9.75%	13.42%	7/29/2021	7/29/2026	10,000	8,576	8,903	1.4%
StarCompliance MidCo, LLC (~~)	L+6.75%	10.42%	1/12/2021	1/12/2027	3,000	2,955	2,963	0.4%
StarCompliance MidCo, LLC (~~)	L+6.75%	10.42%	10/12/2021	1/12/2027	503	495	497	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L+6.75%	9.87%	1/12/2021	1/12/2027	484	121	119	0.0%
					13,987	12,147	12,482	1.9%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (~) (~~)	L+5.50%	8.62%	10/18/2019	10/18/2024	5,408	5,359	5,354	0.8%
Huff Hispanic Food Holdings, LLC (~)	L+5.50%	8.31%	10/18/2019	10/18/2024	307	307	304	0.0%
Huff Hispanic Food Holdings, LLC (Revolver) (*)	L+5.50%	8.57%	10/18/2019	10/18/2024	1,286	934	925	0.1%
LVF Holdings, Inc. (~)	L+6.25%	9.92%	6/10/2021	6/10/2027	3,465	3,408	3,339	0.5%
LVF Holdings, Inc. (~)	L+6.25%	9.92%	6/10/2021	6/10/2027	3,316	3,316	3,196	0.5%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L+6.25%	9.92%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L+6.25%	9.92%	6/10/2021	6/10/2027	554	410	395	0.1%
LX/JT Intermediate Holdings, Inc. (~)	SF+6.00%	9.13%	3/11/2020	3/11/2025	3,296	3,260	3,264	0.5%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF+6.00%	9.13%	3/11/2020	3/11/2025	500	—	—	0.0%
					18,934	16,994	16,777	2.5%
Capital Equipment
Adept AG Holdings, LLC (~)	SF+5.50%	8.38%	8/11/2022	8/11/2027	6,500	6,373	6,482	1.0%
Adept AG Holdings, LLC (Delayed Draw) (*) (**) (<) (c)	SF+5.75%	8.63%	8/11/2022	8/11/2027	10,574	—	—	0.0%
Adept AG Holdings, LLC (Delayed Draw) (*) (**)	SF+5.50%	8.38%	8/11/2022	8/11/2027	1,625	—	—	0.0%
Adept AG Holdings, LLC (Revolver) (*) (<) (c)	SF+5.75%	8.63%	8/11/2022	8/11/2027	1,057	—	—	0.0%
Adept AG Holdings, LLC (Revolver) (*)	SF+5.50%	8.38%	8/11/2022	8/11/2027	1,300	—	—	0.0%
CGI Automated Manufacturing, LLC (~)	SF+6.50%	9.83%	9/9/2022	12/17/2026	9,000	8,733	8,730	1.3%
CGI Automated Manufacturing, LLC	SF+6.50%	10.31%	9/30/2022	12/17/2026	5,727	5,584	5,584	0.8%
CGI Automated Manufacturing, LLC (~)	SF+6.50%	10.31%	9/9/2022	12/17/2026	10,958	10,634	10,630	1.6%
MCP Shaw Acquisitionco, LLC (~) (~~)	SF+6.50%	10.31%	2/28/2020	11/28/2025	7,786	7,695	7,790	1.2%
MCP Shaw Acquisitionco, LLC (~) (~~)	SF+6.50%	10.31%	12/29/2021	11/28/2025	2,384	2,344	2,385	0.4%
MCP Shaw Acquisitionco, LLC (~)	SF+6.50%	10.31%	12/29/2021	11/28/2025	784	784	784	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF+6.50%	10.31%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					59,122	42,147	42,385	6.4%
Construction & Building
Premier Roofing L.L.C. (~)	L+8.50%	10.57% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,450	3,408	3,378	0.5%
Premier Roofing L.L.C. (Revolver) (*)	L+8.50%	10.57% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,202	962	942	0.2%
TCFIII Owl Buyer LLC (~) (~~)	SF+5.50%	8.65%	4/19/2021	4/17/2026	4,444	4,385	4,444	0.7%
TCFIII Owl Buyer LLC (~)	SF+5.50%	8.65%	4/19/2021	4/17/2026	5,426	5,426	5,426	0.8%
TCFIII Owl Buyer LLC (~) (~~)	SF+5.50%	8.65%	12/17/2021	4/17/2026	4,869	4,797	4,869	0.7%
					19,391	18,978	19,059	2.9%
Consumer Goods: Durable
Independence Buyer, Inc. (~) (~~)	L+5.50%	8.28%	8/3/2021	8/3/2026	12,406	12,208	12,282	1.9%
Independence Buyer, Inc. (Revolver) (*)	L+5.50%	8.28%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~) (~~)	L+6.75%	9.31%	8/4/2021	8/4/2026	5,445	5,357	5,322	0.8%
Recycled Plastics Industries, LLC (Revolver) (*)	L+6.75%	9.31%	8/4/2021	8/4/2026	743	—	—	0.0%
					21,558	17,565	17,604	2.7%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~)	SF+6.25%	8.88%	5/18/2021	5/18/2026	13,860	13,646	13,749	2.1%
Arizona Natural Resources, LLC (~)	SF+6.25%	8.88%	12/15/2021	5/18/2026	2,544	2,501	2,524	0.4%
Arizona Natural Resources, LLC (~)	SF+6.25%	8.88%	8/12/2022	5/18/2026	6,901	6,767	6,846	1.0%
Arizona Natural Resources, LLC (Delayed Draw) (*) (**)	SF+6.25%	8.88%	8/12/2022	5/18/2026	2,958	—	—	0.0%
Arizona Natural Resources, LLC (Revolver) (*)	SF+6.25%	8.96%	5/18/2021	5/18/2026	2,222	1,778	1,764	0.3%
The Kyjen Company, LLC (~) (~~)	SF+7.15%	9.81% Cash/ 0.50% PIK	5/14/2021	4/3/2026	2,962	2,938	2,949	0.5%
The Kyjen Company, LLC	SF+7.10%	9.38% Cash/ 0.50% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF+7.10%	9.38% Cash/ 0.50% PIK	5/14/2021	4/3/2026	315	268	267	0.0%
Thrasio, LLC (~) (~~)	L+7.00%	11.17%	12/18/2020	12/18/2026	4,903	4,847	4,860	0.7%
					36,666	32,746	32,960	5.0%
Containers, Packaging & Glass
Polychem Acquisition, LLC (~)	L+5.00%	8.12%	4/8/2019	3/17/2025	1,930	1,926	1,930	0.3%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	SF+7.75%	7.88% Cash/ 3.00% PIK	10/16/2020	10/31/2022	213	213	213	0.0%
					2,143	2,139	2,143	0.3%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	L+4.75%	8.92%	3/18/2021	3/17/2028	2,254	2,245	2,175	0.4%
Par Petroleum, LLC (~)	L+6.75%	9.18%	1/27/2020	1/12/2026	868	872	857	0.1%
					3,122	3,117	3,032	0.5%
Environmental Industries
Quest Resource Management Group, LLC (~) (~~)	L+6.50%	9.06%	10/19/2020	10/20/2025	975	914	978	0.1%
Quest Resource Management Group, LLC (~)	L+6.50%	9.06%	10/19/2020	10/20/2025	1,070	1,070	1,074	0.2%
Quest Resource Management Group, LLC (~) (~~)	L+6.50%	9.06%	12/7/2021	10/20/2025	3,806	3,744	3,805	0.5%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L+6.50%	9.06%	12/7/2021	10/20/2025	1,773	384	384	0.1%
Volt Bidco, Inc. (~~)	SF+6.50%	10.05%	8/11/2021	8/11/2027	9,059	8,898	9,059	1.4%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF+6.50%	10.05% PIK	8/11/2021	8/11/2027	1,598	623	623	0.1%
Volt Bidco, Inc. (Revolver) (*)	SF+6.50%	10.05%	8/11/2021	8/11/2027	956	—	—	0.0%
					19,237	15,633	15,923	2.4%
FIRE: Finance
Exiger LLC (~~)	SF+8.00%	8.61% Cash/ 2.00% PIK	9/30/2021	9/30/2027	14,048	13,806	14,055	2.1%
Exiger LLC (~~)	SF+8.00%	8.48% Cash/ 2.00% PIK	8/26/2022	9/30/2027	1,960	1,912	1,961	0.3%
Exiger LLC (~~)	SF+8.00%	8.48% Cash/ 2.00% PIK	9/30/2021	9/30/2027	4,200	4,200	4,202	0.6%
Exiger LLC (Delayed Draw) (*) (**)	SF+8.00%	8.48% Cash/ 2.00% PIK	8/26/2022	9/30/2027	7,000	—	—	0.0%
Exiger LLC (Revolver) (*)	SF+8.00%	8.48% Cash/ 2.00% PIK	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF+6.75%	9.77%	8/19/2022	8/18/2028	13,000	12,743	13,000	2.0%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF+6.75%	9.77%	8/19/2022	8/18/2028	3,611	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (*) (**) (<)	n/a	9.00%	12/24/2020	12/24/2026	2,850	1,180	1,159	0.2%
Oceana Australian Fixed Income Trust (~) (<) (a) (b)	n/a	11.50%	2/25/2021	2/25/2026	6,877	8,460	6,877	1.1%
Oceana Australian Fixed Income Trust (~) (<) (a) (b)	n/a	10.75%	6/29/2021	6/29/2026	2,897	3,400	2,897	0.4%
TEAM Public Choices, LLC (~)	SF+5.00%	8.59%	8/23/2022	12/17/2027	4,572	4,346	4,412	0.7%
W3 Monroe RE Debt LLC (<)	n/a	10.00% PIK	2/5/2021	2/4/2028	1,895	1,895	1,895	0.3%
YS WH4 LLC (Revolver) (*) (<)	SF+7.00%	9.95%	7/20/2022	11/20/2025	7,700	2,708	2,708	0.4%
					72,010	54,650	53,166	8.1%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~)	L+6.00%	9.67%	9/23/2022	12/2/2026	10,016	9,717	9,716	1.5%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw) (*) (**)	L+6.00%	9.67%	9/23/2022	12/2/2026	14,223	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	L+6.00%	9.67%	9/23/2022	12/2/2026	761	—	—	0.0%
					25,000	9,717	9,716	1.5%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (*) (**) (<)	L+14.50%	17.06% PIK	7/15/2020	7/15/2024	1,000	951	948	0.1%
Avison Young (USA) Inc. (~) (<) (a)	SF+5.75%	8.90%	4/26/2019	1/30/2026	1,930	1,919	1,804	0.3%
Avison Young (USA) Inc. (~) (<) (a)	SF+7.00%	10.15%	9/1/2022	1/30/2026	4,174	3,928	4,007	0.6%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF+8.25%	10.87%	5/3/2022	4/30/2025	16,000	15,714	16,000	2.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF+8.25%	11.74%	5/3/2022	4/30/2025	1,635	1,635	1,635	0.3%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (<)	SF+8.25%	11.74%	5/3/2022	4/30/2025	8,016	461	461	0.1%
Florida East Coast Industries, LLC (~) (<)	n/a	10.50%	8/9/2021	6/28/2024	4,505	4,418	4,533	0.7%
InsideRE, LLC (~) (~~)	L+5.75%	9.42%	12/22/2021	12/22/2027	7,446	7,313	7,317	1.1%
InsideRE, LLC (Delayed Draw) (*) (**)	L+5.75%	9.42%	12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (*)	L+5.75%	8.82%	12/22/2021	12/22/2027	965	64	64	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(unaudited)
September 30, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Spread Above Index (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
NCBP Property, LLC (<)	L+9.50%	12.06%	12/18/2020	6/16/2023	2,500	$2,497	$2,503	0.4%
					51,057	38,900	39,272	6.0%
Forest Products & Paper
Sylvamo Corporation (~) (<) (i)	SF+4.50%	7.54%	9/22/2022	9/13/2028	5,303	5,224	5,124	0.8%
					5,303	5,224	5,124	0.8%
Healthcare & Pharmaceuticals
Appriss Health, LLC (~~)	L+7.25%	9.93%	5/6/2021	5/6/2027	6,492	6,385	6,472	1.0%
Appriss Health, LLC (Revolver) (*)	L+7.25%	9.93%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (~) (~~)	L+5.75%	8.87%	2/5/2020	2/5/2025	2,236	2,213	2,200	0.3%
Ascent Midco, LLC (Revolver) (*)	L+5.75%	8.87%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (~) (~~)	L+6.50%	8.78%	2/12/2021	2/12/2026	2,827	2,782	2,774	0.4%
Brickell Bay Acquisition Corp. (Delayed Draw) (*) (**)	L+6.50%	8.78%	2/12/2021	2/12/2026	573	—	—	0.0%
Caravel Autism Health, LLC (~)	SF+8.75%	8.09% Cash/ 3.00% PIK	6/30/2021	6/30/2027	7,982	7,850	7,315	1.1%
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF+8.75%	8.09% Cash/ 3.00% PIK	6/30/2021	6/30/2027	5,998	299	274	0.0%
Caravel Autism Health, LLC (Revolver) (*)	SF+8.75%	8.09% Cash/ 3.00% PIK	6/30/2021	6/30/2027	2,005	1,405	1,288	0.2%
Dorado Acquisition, Inc. (~) (~~)	L+6.25%	8.53%	6/30/2021	6/30/2026	13,860	13,640	13,839	2.1%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	L+6.25%	8.53%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (*)	L+6.25%	8.53%	6/30/2021	6/30/2026	1,670	—	—	0.0%
Golden State Buyer, Inc. (~)	L+4.75%	8.92%	8/25/2022	6/21/2026	9,974	9,577	9,425	1.4%
INH Buyer, Inc. (~)	L+6.00%	9.67%	6/30/2021	6/28/2028	4,862	4,819	4,512	0.7%
NationsBenefits, LLC (~)	SF+7.00%	9.61%	8/20/2021	8/26/2027	12,158	11,960	12,401	1.9%
NationsBenefits, LLC (~)	SF+7.00%	10.15%	8/26/2022	8/26/2027	14,452	14,452	14,741	2.2%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF+7.00%	9.61%	8/26/2022	8/26/2027	15,585	—	—	0.0%
NationsBenefits, LLC (Revolver) (*)	SF+7.00%	9.61%	8/20/2021	8/26/2027	6,806	—	—	0.0%
QF Holdings, Inc. (~~)	L+6.25%	10.43%	9/19/2019	12/15/2027	4,550	4,510	4,570	0.7%
QF Holdings, Inc. (~~)	L+6.25%	9.52%	12/15/2021	12/15/2027	4,368	4,309	4,388	0.7%
QF Holdings, Inc. (~~)	L+6.25%	10.43%	9/19/2019	12/15/2027	910	910	914	0.1%
QF Holdings, Inc. (Delayed Draw) (*) (**)	L+6.25%	10.43%	8/21/2020	12/15/2027	910	—	—	0.0%
QF Holdings, Inc. (Revolver) (*)	L+6.25%	10.43%	9/19/2019	12/15/2027	1,092	—	—	0.0%
Seran BioScience, LLC (~) (~~)	L+6.25%	8.53%	12/31/2020	7/8/2027	1,970	1,943	1,960	0.3%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF+6.25%	9.37%	7/8/2022	7/8/2027	2,222	658	654	0.1%
Seran BioScience, LLC (Revolver) (*)	L+6.25%	8.53%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~) (~~)	L+5.75%	8.31%	12/30/2021	12/30/2026	3,781	3,715	3,653	0.6%
SIP Care Services, LLC (Delayed Draw) (*) (**)	L+5.75%	8.31%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	L+5.75%	8.31%	12/30/2021	12/30/2026	760	—	—	0.0%
TigerConnect, Inc. (~~)	SF+7.25%	6.35% Cash/ 3.63% PIK	2/16/2022	2/16/2028	10,000	9,818	9,900	1.5%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF+6.75%	9.48%	2/16/2022	2/16/2028	413	—	—	0.0%
TigerConnect, Inc. (Revolver) (*)	SF+6.75%	9.48%	2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (~~)	L+6.75%	9.82%	8/28/2019	1/18/2028	5,000	4,957	4,955	0.8%
WebPT, Inc. (Revolver) (*)	L+6.75%	10.28%	8/28/2019	1/18/2028	521	141	141	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF+6.75%	9.90%	6/3/2022	6/2/2028	21,000	20,593	20,885	3.2%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF+6.75%	9.90%	6/3/2022	6/2/2028	6,563	—	—	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF+6.75%	9.90%	6/3/2022	6/2/2028	2,625	—	—	0.0%
					180,432	126,936	127,261	19.3%
High Tech Industries
Acquia Inc. (~~)	L+7.00%	9.63%	11/1/2019	10/31/2025	15,429	15,212	15,429	2.3%
Acquia Inc. (Revolver) (*)	L+7.00%	10.64%	11/1/2019	10/31/2025	588	240	240	0.0%
Arcstor Midco, LLC (~) (~~)	L+7.00%	10.67%	3/16/2021	3/16/2027	11,850	11,658	10,972	1.7%
Drawbridge Partners, LLC (~~)	SF+7.00%	10.55% PIK	9/1/2022	9/1/2028	15,000	14,706	14,700	2.2%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF+7.00%	10.55% PIK	9/1/2022	9/1/2028	1,649	115	115	0.0%
Drawbridge Partners, LLC (Revolver) (*)	SF+6.50%	9.53%	9/1/2022	9/1/2028	2,609	—	—	0.0%
MarkLogic Corporation (~)	SF+6.50%	9.34%	5/10/2022	10/20/2025	4,013	3,940	3,993	0.6%
MarkLogic Corporation (~) (~~)	SF+6.50%	9.34%	10/20/2020	10/20/2025	5,158	5,074	5,133	0.8%
MarkLogic Corporation (~) (~~)	SF+6.50%	9.34%	11/23/2021	10/20/2025	481	473	479	0.1%
MarkLogic Corporation (~)	SF+6.50%	9.34%	11/23/2021	10/20/2025	322	322	321	0.0%
MarkLogic Corporation (Revolver) (*)	SF+6.50%	9.34%	10/20/2020	10/20/2025	404	—	—	0.0%
Medallia, Inc. (~~)	L+6.75%	9.62% PIK	8/15/2022	10/27/2028	11,127	10,909	11,155	1.7%
Mindbody, Inc. (~~)	L+8.50%	10.64% Cash/ 1.50% PIK	2/15/2019	2/14/2025	1,875	1,858	1,871	0.3%
Mindbody, Inc. (~~)	L+8.50%	10.64% Cash/ 1.50% PIK	9/22/2021	2/14/2025	7,415	7,415	7,401	1.1%
Mindbody, Inc. (Revolver) (*)	L+8.00%	11.64%	2/15/2019	2/14/2025	190	—	—	0.0%
Optomi, LLC (~) (~~)	L+5.50%	7.78%	12/16/2021	12/16/2027	13,433	13,192	13,449	2.0%
Optomi, LLC (Revolver) (*)	L+5.50%	7.78%	12/16/2021	12/16/2027	3,189	1,063	1,063	0.2%
Securly, Inc. (~~)	L+7.00%	9.81%	4/20/2022	4/22/2027	3,702	3,634	3,633	0.6%
Securly, Inc. (~~)	L+7.00%	10.67%	4/22/2021	4/22/2027	8,400	8,264	8,243	1.3%
Securly, Inc. (~~)	L+7.00%	10.07%	4/22/2021	4/22/2027	1,938	1,938	1,902	0.3%
Securly, Inc. (Delayed Draw) (*) (**)	L+7.00%	10.67%	4/20/2022	4/22/2027	2,585	—	—	0.0%
Securly, Inc. (Revolver) (*)	L+7.00%	10.67%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (~)	L+4.75%	7.87%	4/18/2019	4/30/2026	719	713	690	0.1%
Watchguard Technologies, Inc. (~) (i)	SF+5.25%	8.29%	8/17/2022	6/29/2029	21,154	19,779	19,744	3.0%
					134,199	120,505	120,533	18.3%
Hotels, Gaming & Leisure
Equine Network, LLC (~) (~~)	SF+8.00%	10.63%	12/31/2020	12/31/2025	1,478	1,455	1,453	0.2%
Equine Network, LLC (~) (~~)	SF+8.00%	10.63%	1/29/2021	12/31/2025	670	661	659	0.1%
Equine Network, LLC (Delayed Draw) (*) (**)	SF+8.00%	10.63%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (*)	SF+8.00%	10.63%	12/31/2020	12/31/2025	146	—	—	0.0%
					2,660	2,116	2,112	0.3%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~) (~~)	L+5.50%	8.06%	11/24/2021	11/24/2026	17,910	17,605	17,989	2.7%
95 Percent Buyer, LLC (Revolver) (*)	L+5.50%	8.06%	11/24/2021	11/24/2026	963	—	—	0.0%
Madison Logic, Inc. (~) (~~)	L+5.50%	8.62%	11/22/2021	11/20/2026	19,850	19,594	19,949	3.0%
Madison Logic, Inc. (Revolver) (*)	L+5.50%	8.62%	11/22/2021	11/20/2026	912	—	—	0.0%
North Haven USHC Acquisition, Inc. (~) (~~)	SF+6.50%	10.15%	10/30/2020	10/30/2025	2,456	2,424	2,456	0.4%
North Haven USHC Acquisition, Inc. (~) (~~)	SF+6.50%	10.15%	3/12/2021	10/30/2025	713	713	713	0.1%
North Haven USHC Acquisition, Inc. (~)	SF+6.50%	10.15%	9/3/2021	10/30/2025	1,438	1,438	1,438	0.2%
North Haven USHC Acquisition, Inc. (~)	SF+6.25%	8.89%	7/29/2022	10/30/2025	2,605	2,567	2,588	0.4%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF+6.50%	10.15%	7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF+6.50%	10.10%	10/30/2020	10/30/2025	416	83	83	0.0%
NTM Acquisition Corp. (~)	L+7.25%	9.92% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,463	4,462	4,307	0.7%
Relevate Health Group, LLC (~) (~~)	SF+6.00%	8.61%	11/20/2020	11/20/2025	1,970	1,944	1,962	0.3%
Relevate Health Group, LLC (~)	SF+6.00%	8.61%	3/28/2022	11/20/2025	5,250	5,157	5,229	0.8%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF+6.00%	8.61%	11/20/2020	11/20/2025	1,039	881	878	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF+6.00%	8.61%	11/20/2020	11/20/2025	789	—	—	0.0%
Spherix Global Inc. (~) (~~)	SF+5.75%	8.14%	12/22/2021	12/22/2026	4,478	4,410	4,422	0.7%
Spherix Global Inc. (Revolver) (*)	SF+5.75%	8.14%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~) (~~)	SF+6.50%	9.65%	1/28/2020	1/28/2025	6,047	5,970	6,068	0.9%
XanEdu Publishing, Inc. (~)	SF+6.50%	9.65%	8/31/2022	1/28/2025	2,403	2,345	2,411	0.4%
XanEdu Publishing, Inc. (Revolver) (*)	SF+6.50%	9.65%	1/28/2020	1/28/2025	977	—	—	0.0%
					76,235	69,593	70,493	10.7%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	6.81% Cash/ 8.00% PIK	5/2/2019	12/31/2022	1,227	1,227	1,221	0.2%
Vice Group Holding Inc.	L+12.00%	6.81% Cash/ 8.00% PIK	5/2/2019	12/31/2022	385	385	383	0.1%
Vice Group Holding Inc.	L+12.00%	6.71% Cash/ 8.00% PIK	5/2/2019	12/31/2022	145	145	144	0.0%
Vice Group Holding Inc.	L+12.00%	6.81% Cash/ 8.00% PIK	11/4/2019	12/31/2022	236	236	234	0.0%
					1,993	1,993	1,982	0.3%
Media: Diversified & Production
Bonterra, LLC (fka Cybergrants Holdings) (~~)	L+6.25%	9.92%	9/8/2021	9/8/2027	18,555	18,322	18,207	2.8%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L+6.25%	9.92%	9/8/2021	9/8/2027	1,759	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L+6.25%	9.92%	9/8/2021	9/8/2027	1,814	1,107	1,086	0.2%
Chess.com, LLC (~) (~~)	L+6.50%	10.17%	12/31/2021	12/31/2027	12,935	12,704	12,741	1.9%
Chess.com, LLC (Revolver) (*)	L+6.50%	10.17%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF+7.25%	9.86%	2/28/2019	2/28/2024	1,000	994	1,000	0.2%
Crownpeak Technology, Inc. (~~)	SF+7.25%	9.86%	2/28/2019	2/28/2024	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF+7.25%	11.47%	9/27/2022	2/28/2024	318	312	318	0.0%
Crownpeak Technology, Inc. (Delayed Draw) (*) (**)	SF+7.25%	9.86%	9/27/2022	2/28/2024	833	—	—	0.0%
Crownpeak Technology, Inc. (Revolver) (*)	SF+7.25%	9.86%	2/28/2019	2/28/2024	125	—	—	0.0%
Spectrum Science Communications, LLC (~)	SF+6.25%	9.46%	1/25/2022	1/25/2027	2,993	2,941	2,978	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF+6.25%	9.46%	1/25/2022	1/25/2027	600	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF+6.75%	9.90%	8/26/2019	8/31/2023	1,979	1,965	1,979	0.3%
Streamland Media MidCo LLC (~)	SF+6.75%	9.90%	3/7/2022	8/31/2023	536	527	536	0.1%
					44,875	38,887	38,860	5.9%
Services: Business
Aperture Companies, LLC (~) (~~)	L+6.00%	8.56%	12/31/2021	12/31/2026	14,925	14,666	14,447	2.2%
Aperture Companies, LLC (Delayed Draw) (*) (**)	L+6.00%	9.12%	12/31/2021	12/31/2026	4,320	2,022	1,957	0.3%
Aperture Companies, LLC (Revolver) (*)	L+6.00%	8.56%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (~)	L+7.00%	5.71% Cash/ 3.75% PIK	4/13/2021	4/13/2027	4,625	4,560	4,653	0.7%
Aras Corporation (Revolver) (*)	L+6.50%	9.50%	4/13/2021	4/13/2027	325	108	108	0.0%
Argano, LLC (~) (~~)	SF+5.50%	8.11%	6/10/2021	6/10/2026	9,009	8,870	8,930	1.4%
Argano, LLC (~)	SF+5.50%	8.11%	6/10/2021	6/10/2026	3,989	3,989	3,954	0.6%
Argano, LLC (Delayed Draw) (~) (*) (**)	SF+5.50%	8.11%	3/16/2022	6/10/2026	4,769	4,737	4,695	0.7%
Argano, LLC (Revolver) (*)	SF+5.50%	8.11%	6/10/2021	6/10/2026	965	502	497	0.1%
ecMarket Inc. and Conexiom US Inc. (<) (a) (~~)	L+7.00%	10.67%	9/21/2021	9/21/2027	15,591	15,325	15,396	2.3%
ecMarket Inc. and Conexiom US Inc. (<) (a)	L+7.00%	10.67%	9/21/2021	9/21/2027	1,291	1,291	1,275	0.2%
ecMarket Inc. and Conexiom US Inc. (Revolver) (*) (<) (a)	L+7.00%	10.67%	9/21/2021	9/21/2027	2,067	—	—	0.0%
HS4 Acquisitionco, Inc. (~~)	L+6.75%	10.42%	7/9/2019	7/9/2025	3,950	3,908	3,940	0.6%
HS4 Acquisitionco, Inc. (~~)	L+6.75%	10.42%	10/6/2021	7/9/2025	4,291	4,291	4,280	0.6%
HS4 Acquisitionco, Inc. (Revolver) (*)	L+6.75%	10.42%	7/9/2019	7/9/2025	325	98	97	0.0%
MPH Acquisition Holdings LLC (~) (<) (i)	SF+4.25%	7.29%	9/20/2022	9/1/2028	3,571	3,357	3,311	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(unaudited)
September 30, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Spread Above Index (^^)	Interest Rate		Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Moonraker Acquisitionco LLC (~)	SF+6.00%	9.03%		9/30/2022	8/4/2028	7,000	$6,860	$6,860	1.0%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF+6.00%	9.03%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF+6.00%	9.03%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF+6.00%	9.03%		9/30/2022	8/4/2028	933	—	—	0.0%
Relativity ODA LLC (~)	L+7.50%	10.59% PIK		5/12/2021	5/12/2027	5,009	4,913	4,996	0.8%
Relativity ODA LLC (Revolver) (*)	L+7.50%	10.59% PIK		5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	L+6.25%	8.54%		7/2/2021	7/2/2027	4,148	4,078	4,142	0.6%
Sundance Group Holdings, Inc. (Delayed Draw) (*) (**)	L+6.25%	8.54%		7/2/2021	7/2/2027	1,244	—	—	0.0%
Sundance Group Holdings, Inc. (Revolver) (*)	L+6.25%	9.92%		7/2/2021	7/2/2027	498	340	340	0.1%
Thryv, Inc. (<) (i)	SF+8.50%	11.54%		9/7/2022	3/12/2026	9,634	9,538	9,369	1.4%
						108,942	93,453	93,247	14.1%
Services: Consumer
Clydesdale Holdings, LLC (~)	SF+5.50%	9.01%		6/24/2022	6/23/2028	15,000	14,707	14,970	2.3%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF+5.50%	9.00%		6/24/2022	6/23/2028	21,250	2,250	2,246	0.3%
Clydesdale Holdings, LLC (Revolver) (*)	SF+5.50%	9.01%		6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	SF+6.50%	9.45%		9/13/2022	12/22/2027	12,500	12,127	12,125	1.8%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF+6.50%	9.45%		9/13/2022	12/22/2027	12,500	—	—	0.0%
Express Wash Acquisition Company, LLC (~)	SF+6.50%	9.13%		7/14/2022	7/14/2028	11,558	11,492	11,558	1.8%
Express Wash Acquisition Company, LLC (Delayed Draw) (*) (**)	SF+6.50%	10.31%		7/14/2022	7/14/2028	2,161	1,050	1,050	0.2%
Express Wash Acquisition Company, LLC (Revolver)	SF+6.50%	9.15%		7/14/2022	7/14/2028	536	536	536	0.1%
Light Wave Dental Management, LLC (~) (~~)	SF+6.50%	10.31%		8/1/2019	1/2/2024	2,035	2,025	2,012	0.3%
Light Wave Dental Management, LLC (~) (~~)	SF+6.50%	10.31%		5/3/2021	1/2/2024	1,473	1,473	1,457	0.2%
Light Wave Dental Management, LLC (~) (~~)	SF+6.50%	10.31%		8/3/2021	1/2/2024	1,359	1,344	1,344	0.2%
Light Wave Dental Management, LLC (~)	SF+6.50%	10.31%		8/3/2021	1/2/2024	3,390	3,390	3,353	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (~) (*)	SF+6.50%	10.31%		6/24/2022	1/2/2024	11,472	1,994	1,972	0.3%
Light Wave Dental Management, LLC (Revolver) (*)	SF+6.50%	10.31%		5/3/2021	1/2/2024	187	—	—	0.0%
Viad Corp (~) (<) (i)	SF+5.00%	8.04%		9/12/2022	7/30/2028	5,000	4,888	4,767	0.7%
						104,944	57,276	57,390	8.7%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (~) (*) (**)	P+10.00%	16.25%		6/10/2022	6/10/2025	3,689	3,298	3,325	0.5%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P+10.00%	16.25%		6/10/2022	6/10/2025	1,000	240	232	0.0%
Calabrio, Inc. (~~)	L+7.00%	10.67%		4/16/2021	4/16/2027	8,000	7,839	7,970	1.2%
Calabrio, Inc. (Revolver) (*)	L+7.00%	10.67%		4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (~) (~~)	L+6.75%	9.82%		11/13/2019	11/13/2025	6,321	6,243	6,125	0.9%
DataOnline Corp. (Revolver)	L+6.75%	10.42%		11/13/2019	11/13/2025	844	844	818	0.1%
EOS Finco S.A.R.L. (~) (<) (a) (i)	SF+6.00%	9.04%		8/3/2022	8/20/2027	1,250	1,150	1,192	0.2%
Patagonia Holdco LLC (~) (<) (a)	SF+5.75%	8.39%		8/5/2022	8/1/2029	15,000	12,326	12,131	1.9%
Sandvine Corporation (~)	L+4.50%	8.17%		3/8/2021	10/31/2025	1,159	1,159	1,130	0.2%
						38,226	33,099	32,923	5.0%
Transportation: Cargo
Complete Innovations Inc. (~) (<) (a) (c)	C+6.75%	10.43%		12/16/2020	12/16/2025	7,954	8,509	7,944	1.2%
Complete Innovations Inc. (<) (a) (c)	C+6.75%	10.43%		12/16/2020	12/16/2025	1,009	1,101	1,008	0.2%
Fiasco Enterprises, LLC (~)	SF+5.50%	8.13%		5/6/2022	5/6/2027	7,000	6,884	6,983	1.0%
Fiasco Enterprises, LLC (Revolver) (*)	SF+5.50%	8.13%		5/6/2022	5/6/2027	1,750	—	—	0.0%
RS Acquisition, LLC (~) (~~)	L+6.00%	8.56%		12/13/2021	12/14/2026	10,945	10,757	10,433	1.6%
RS Acquisition, LLC (Delayed Draw) (~) (*) (**)	L+6.00%	8.56%		12/13/2021	12/14/2026	10,094	8,324	7,934	1.2%
RS Acquisition, LLC (Revolver) (*)	L+6.00%	8.78%		12/13/2021	12/14/2026	1,264	910	868	0.1%
						40,016	36,485	35,170	5.3%
Wholesale
S&S Holdings LLC (~)	L+5.00%	7.78%		3/10/2021	3/10/2028	2,955	2,881	2,859	0.4%
						2,955	2,881	2,859	0.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						1,127,281	891,676	891,100	135.1%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	L+6.50%	9.06%		9/8/2021	9/8/2026	13,860	13,634	13,715	2.1%
						13,860	13,634	13,715	2.1%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF+5.50%	8.20%		4/19/2022	4/19/2028	23,500	23,056	22,741	3.4%
						23,500	23,056	22,741	3.4%
Environmental Industries
StormTrap, LLC (~)	SF+5.50%	8.11%		3/25/2022	3/24/2028	7,802	7,673	7,826	1.2%
StormTrap, LLC (Delayed Draw) (*) (**)	SF+5.50%	8.11%		3/25/2022	3/24/2028	2,222	—	—	0.0%
						10,024	7,673	7,826	1.2%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~) (~~)	SF+5.00%	7.63%		12/3/2021	12/3/2026	9,453	9,311	9,334	1.4%
New Engen, Inc. (~) (~~)	SF+5.00%	7.63%		12/27/2021	12/3/2026	7,982	7,982	7,882	1.2%
						17,435	17,293	17,216	2.6%
Services: Business
ASG II, LLC (~~)	SF+6.25%	9.37%		5/25/2022	5/25/2028	15,000	14,710	15,000	2.3%
ASG II, LLC (Delayed Draw) (*) (**)	SF+6.25%	9.37%		5/25/2022	5/25/2028	2,250	—	—	0.0%
Onit, Inc. (~~)	SF+7.25%	10.96%		12/20/2021	5/2/2025	16,800	16,547	16,695	2.5%
						34,050	31,257	31,695	4.8%
Telecommunications
VB E1, LLC (~)	L+7.65%	11.32%		11/18/2020	11/18/2026	3,000	3,000	3,015	0.5%
						3,000	3,000	3,015	0.5%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						101,869	95,913	96,208	14.6%

Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF+8.50%	12.31%		3/25/2022	3/24/2026	18,750	18,573	18,258	2.7%
MoneyLion, Inc. (~) (<)	P+5.75%	12.00%		8/27/2021	5/1/2023	2,500	2,484	2,491	0.4%
MoneyLion, Inc. (Delayed Draw) (*) (**) (<)	SF+8.50%	12.31%		3/25/2022	3/24/2026	5,357	—	—	0.0%
						26,607	21,057	20,749	3.1%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	16.00% PIK		8/9/2021	6/28/2024	3,761	3,698	3,751	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (<)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026	7,998	7,453	7,453	1.1%
						11,759	11,151	11,204	1.7%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						38,366	32,208	31,953	4.8%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	(###)	4/1/2021	—	—	693	803	0.1%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	(###)	8/2/2021	—	—	159	119	0.0%
							852	922	0.1%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	(###)	7/29/2021	—	—	750	1,525	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	(###)	7/28/2021	7/28/2031	—	453	2,186	0.4%
							1,203	3,711	0.6%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (171,429 Class A interests)	—	—	(###)	10/18/2019	—	—	171	25	0.0%
							171	25	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	(###)	8/11/2022	—	—	650	640	0.1%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	(###)	2/28/2020	—	—	95	138	0.0%
							745	778	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	(###)	8/3/2021	—	—	169	209	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	(###)	4/19/2022	—	—	1,566	1,195	0.2%
							1,735	1,404	0.2%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	(###)	1/11/2020	—	—	884	536	0.1%
							884	536	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(###)	10/19/2020	3/19/2028	—	67	311	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(###)	10/19/2021	3/19/2028	—	—	217	0.0%
StormTrap, LLC (640,000 Class A common units) (####)	n/a	8.00% PIK		3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	(###)	3/25/2022	—	—	—	154	0.0%
Volt Bidco, Inc. (878 shares of common stock)	—	—	(###)	8/11/2021	—	—	891	980	0.1%
							1,598	2,302	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	(###)	12/24/2020	—	—	$—	$—	0.0%
							—	—	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (####)	—	—	(###)	9/9/2019	—	—	160	336	0.1%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<) (####)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	3	198	0.0%
							163	534	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	8.00% PIK		2/5/2020	—	—	726	506	0.1%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(###)	6/30/2021	—	—	501	501	0.1%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(###)	6/30/2021	—	—	—	264	0.0%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	5.00% PIK		8/20/2021	—	—	2,393	2,859	0.4%
NationsBenefits, LLC (326,667 common units) (####)	—	—	(###)	8/20/2021	—	—	468	438	0.1%
Seran BioScience, LLC (26,666 common units) (####)	—	—	(###)	12/31/2020	—	—	267	457	0.1%
							4,355	5,025	0.8%
High Tech Industries
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	(###)	9/1/2022	—	—	652	652	0.1%
MarkLogic Corporation (435,358 Class A units)	—	—	(###)	10/20/2020	—	—	—	524	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	(###)	12/16/2021	—	—	278	489	0.1%
Optomi, LLC (41 Class A-1 units) (####)	n/a	8.00% PIK		12/16/2021	—	—	41	41	0.0%
Recorded Future, Inc. (40,243 Class A units) (d)	—	—	(###)	7/3/2019	—	—	40	115	0.0%
							1,011	1,821	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(unaudited)
September 30, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Spread Above Index (^^)	Interest Rate		Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	(###)	12/31/2020	—	—	$95	$73	0.0%
							95	73	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	8.00% PIK		11/24/2021	—	—	385	587	0.1%
New Engen, Inc. (417 preferred units)	n/a	8.00% PIK		12/27/2021	—	—	417	421	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	(###)	12/27/2021	—	—	5	5	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	96	80	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	(###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	(###)	12/22/2021	—	—	333	226	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	235	0.0%
							1,301	1,554	0.2%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	(###)	12/31/2021	—	—	189	124	0.0%
							189	124	0.0%
Services: Business
Argano, LLC (53,679 common units) (####)	—	—	(###)	6/10/2021	—	—	247	374	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (a)	—	—	(###)	9/21/2021	—	—	723	644	0.1%
Skillsoft Corp. (26,168 Class A shares) (~) (<) (e)	—	—	(###)	6/11/2021	—	—	508	48	0.0%
							1,478	1,066	0.2%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (####)	n/a	8.00% PIK		12/28/2020	—	—	140	146	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (f)	—	—	(###)	1/4/2021	—	—	195	245	0.1%
							335	391	0.1%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	(###)	6/10/2022	6/10/2032	—	84	139	0.0%
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	(###)	12/2/2021	1/31/2029	—	—	101	0.0%
							84	240	0.0%
Transportation: Cargo
RS Acquisition, LLC (753,485 common units) (####)	—	—	(###)	1/12/2022	—	—	1,264	930	0.2%
							1,264	930	0.2%
Total Non-Controlled/Non-Affiliate Equity Securities							17,463	21,436	3.3%
Total Non-Controlled/Non-Affiliate Company Investments							$1,037,260	$1,040,697	157.8%

Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Finance
J2 BWA Funding III, LLC (Delayed Draw) (*) (**) (<)	n/a	9.00%		4/29/2022	4/28/2028	7,600	$—	$—	0.0%
						7,600	—	—	0.0%
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (*) (<)	L+7.00%	9.56%		8/11/2021	8/9/2024	4,875	4,785	4,767	0.7%
						4,875	4,785	4,767	0.7%
Services: Business
Nastel Technologies, LLC (~~)	SF+6.50%	9.66%		9/21/2022	9/21/2028	3,500	3,430	3,430	0.5%
Nastel Technologies, LLC (Revolver) (*)	SF+6.50%	9.66%		9/21/2022	9/21/2028	368	—	—	0.0%
						3,868	3,430	3,430	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF+7.50%	10.65%		7/29/2022	7/29/2027	5,114	5,013	5,114	0.8%
SheerTrans Solutions, LLC (Revolver) (*)	SF+7.50%	10.65%		7/29/2022	7/29/2027	1,465	—	—	0.0%
						6,579	5,013	5,114	0.8%
Total Non-Controlled/Affiliate Senior Secured Loans						22,922	13,228	13,311	2.0%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	0.9%
SFR Holdco, LLC (Delayed Draw) (*) (**) (<)	n/a	8.00%		3/1/2022	7/28/2028	4,388	1,731	1,731	0.3%
						10,238	7,581	7,581	1.2%
Total Non-Controlled/Affiliate Junior Secured Loans						10,238	7,581	7,581	1.2%

Equity Securities (##) (#####)
FIRE: Finance
J2 BWA Funding III, LLC (commitment to purchase up to 7.6% of the equity) (<) (####) (g)	—	—	(###)	4/29/2022	—	—	—	—	0.0%
							—	—	0.0%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	(###)	8/6/2021	—	—	3,900	3,900	0.6%
SFR Holdco, LLC (10.5% of equity commitments) (<) (h)	—	—	(###)	3/1/2022	—	—	1,155	1,155	0.2%
							5,055	5,055	0.8%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	(###)	9/21/2022	—	—	3,408	3,408	0.5%
							3,408	3,408	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (8,642,579 preferred interests) (####)	—	—	(###)	7/29/2022	—	—	8,643	8,643	1.3%
							8,643	8,643	1.3%
Total Non-Controlled/Affiliate Equity Securities							17,106	17,106	2.6%
Total Non-Controlled/Affiliate Company Investments							$37,915	$37,998	5.8%

TOTAL INVESTMENTS							$1,075,175	$1,078,695	163.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contract

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$62	CAD	80	Bannockburn Global Forex, LLC	10/19/2022	$4
Foreign currency forward contract	$56	CAD	73	Bannockburn Global Forex, LLC	11/17/2022	4
Foreign currency forward contract	$9,651	CAD	12,467	Bannockburn Global Forex, LLC	12/19/2022	636
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	20
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	18
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	19
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	20
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	18
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	18
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	21
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	16
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	21
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	18
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	19
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	19
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	19
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	18
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	18
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	19
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	18
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,965
						$2,928

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

(^) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(^^) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "SF"), Sterling Overnight Index Average ("SONIA" or "SN"), Canadian dollar Offered rate ("CDOR" or "C") or Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, SONIA, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at September 30, 2022. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(^^^) Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2022 represented 163.6% of the Company’s net assets or 93.4% of the Company’s total assets, are subject to legal restrictions on sales.
(^^^^) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(^^^^^) Percentages are based on net assets of $659,321 as of September 30, 2022.
(~) All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(~~) All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company’s $425,000 asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(<) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets totaled 14.9% of the Company’s total assets.
(<<) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(#) Represents less than 5% ownership of the portfolio company’s voting securities.
(##) Ownership of certain equity investments may occur through a holding company or partnership.
(###) Represents a non-income producing security.
(####) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(#####) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(*) All or a portion of this commitment was unfunded at September 30, 2022. As such, interest is earned only on the funded portion of this commitment.
(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(a) This is an international company.
(b) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(c) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(d) As of September 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(e) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(f) As of September 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(g) As of September 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,140.
(h) As of September 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,771.
(i) Investment position or portion thereof unsettled as of September 30, 2022.

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (q)	n/a	8.00% PIK		2/5/2020	—	—	$726	$912	0.2%
Dorado Acquisition, Inc. (500,894 Class A-1 units)	—	—	(p)	6/30/2021	—	—	501	501	0.1%
Dorado Acquisition, Inc. (500,894 Class A-2 units)	—	—	(p)	6/30/2021	—	—	—	24	0.0%
NationsBenefits, LLC (2,722,222 Series A units) (q)	n/a	9.00% PIK		8/20/2021	—	—	2,254	2,186	0.6%
NationsBenefits, LLC (326,667 common units) (q)	—	—	(p)	8/20/2021	—	—	468	206	0.1%
Seran BioScience, LLC (26,666 common units) (q)	—	—	(p)	12/31/2020	—	—	267	571	0.2%
							4,216	4,400	1.2%
High Tech Industries
MarkLogic Corporation (435,358 Class A units)	—	—	(p)	10/20/2020	—	—	435	634	0.2%
Optomi, LLC (278 Class A units) (q)	—	—	(p)	12/16/2021	—	—	278	278	0.1%
Optomi, LLC (41 Class A-1 units) (q)	n/a	8.00% PIK		12/16/2021	—	—	41	41	0.0%
Recorded Future, Inc. (40,243 Class A units) (r)	—	—	(p)	7/3/2019	—	—	40	101	0.0%
							794	1,054	0.3%
Hotels, Gaming & Leisure
Equine Network, LLC (85 Class A units) (q)	—	—	(p)	12/31/2020	—	—	85	87	0.0%
							85	87	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (q)	n/a	8.00% PIK		11/24/2021	—	—	385	390	0.1%
New Engen, Inc. (417 preferred units)	n/a	8.00% PIK		12/27/2021	—	—	417	417	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	(p)	12/27/2021	—	—	5	5	0.0%
Relevate Health Group, LLC (53 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	53	53	0.0%
Relevate Health Group, LLC (53 Class B common units)	—	—	(p)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	(p)	12/22/2021	—	—	333	333	0.1%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	65	140	0.1%
							1,258	1,338	0.4%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (q)	—	—	(p)	12/31/2021	—	—	189	189	0.1%
							189	189	0.1%
Services: Business
Argano, LLC (52,533 common units) (q)	—	—	(p)	6/10/2021	—	—	239	239	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (i) (j)	—	—	(p)	9/21/2021	—	—	723	699	0.1%
Skillsoft Corp. (fka Software Luxembourg Acquisition S.A.R.L) (26,168 Class A shares) (f) (i) (u)	—	—	(p)	6/11/2021	—	—	508	239	0.1%
							1,470	1,177	0.3%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (q)	n/a	8.00% PIK		12/28/2020	—	—	140	233	0.1%
IDIG Parent, LLC (192,908 shares of common stock) (q) (s)	—	—	(p)	1/4/2021	—	—	195	336	0.1%
							335	569	0.2%
Telecommunications
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	(p)	12/2/2021	—	—	—	—	0.0%
							—	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							12,358	14,129	3.8%
Total Non-Controlled/Non-Affiliate Company Investments							$684,062	$693,036	187.6%

Non-Controlled Affiliate Company Investments (t)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (g) (i)	L+7.00%	7.50%		8/11/2021	8/9/2024	4,875	$2,104	$2,104	0.6%
						4,875	2,104	2,104	0.6%
Total Non-Controlled/Affiliate Senior Secured Loans						4,875	2,104	2,104	0.6%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (i)	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	1.6%
						5,850	5,850	5,850	1.6%
Total Non-Controlled/Affiliate Junior Secured Loans						5,850	5,850	5,850	1.6%

Equity Securities (o) (t)
FIRE: Real Estate
SFR Holdco, LLC (24.4% of interests) (i)	—	—	(p)	8/6/2021	—	—	3,900	3,900	1.0%
							3,900	3,900	1.0%
Total Non-Controlled/Affiliate Equity Securities							3,900	3,900	1.0%
Total Non-Controlled/Affiliate Company Investments							$11,854	$11,854	3.2%

TOTAL INVESTMENTS							$695,916	$704,890	190.8%

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2022, the Company received return of capital distributions from its equity investments of $17 and $452, respectively. For the three and nine months ended September 30, 2021, the Company received return of capital distributions from its equity investments of zero and $551, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid incurring corporate U.S. federal income tax, substantially all income accrued from PIK provisions must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $19,473 and $10,292 as of September 30, 2022 and December 31, 2021, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2022 totaled $9,547 and $13,794, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2021 totaled $3,963 and $7,651, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2022	2021
Interest income	$19,264	$7,718
PIK interest income	1,902	411
Dividend income (1)	127	55
Fee income	385	384
Prepayment gain (loss)	609	467
Accretion of discounts and amortization of premiums	530	241
Total investment income	$22,817	$9,276

	Nine months ended September 30,
	2022	2021
Interest income	$47,597	$16,750
PIK interest income	3,536	767
Dividend income (2)	342	101
Fee income	2,170	839
Prepayment gain (loss)	1,041	851
Accretion of discounts and amortization of premiums	1,721	629
Total investment income	$56,407	$19,937

(1) Includes PIK dividends of $90 and $45, respectively.

(2) Includes PIK dividends of $270 and $89, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of both September 30, 2022 and December 31, 2021, there were no borrowers with a loan or preferred equity securities on non-accrual status.

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

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company’s deposits are held in high-quality financial institutions and management believes that risk of loss with any uninsured balance is remote.

Restricted Cash

Restricted cash includes amounts held within the SPV and 2022 Issuer. Cash held within the SPV and 2022 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. As of September 30, 2022, restricted cash included $31,784 held within the SPV and $26,063 held within the 2022 Issuer. As of December 31, 2021, restricted cash represented the cash held within the SPV.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2022 and December 31, 2021, the Company had unamortized deferred financing costs of $11,471 and $3,615, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2022 was $630 and $1,621, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2021 was $296 and $580, respectively.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. For both the three and nine months ended September 30, 2022, the Company recorded a net tax expense on the consolidated statements of operations of $1 for U.S. federal excise tax. For the three and nine months ended September 30, 2021, the Company recorded a net expense on the consolidated statements of operations of $7 and $14, respectively, for U.S. federal excise tax. As of September 30, 2022 and December 31, 2021, the Company recorded an accrual for U.S. federal excise taxes of zero and $66, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2022, the Company recorded a net tax expense of zero and $1, respectively, on the consolidated statements of operations for these subsidiaries. For both the three and nine months ended September 30, 2021, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries. As of both September 30, 2022 and December 31, 2021, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2022. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended September 30, 2022, except as disclosed in Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$904,904	84.2%	$631,665	90.8%
Unitranche secured loans	95,913	8.9	29,886	4.3
Junior secured loans	39,789	3.7	18,107	2.6
Equity securities	34,569	3.2	16,258	2.3
Total	$1,075,175	100.0%	$695,916	100.0%

	September 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$904,411	83.8%	$638,120	90.5%
Unitranche secured loans	96,208	8.9	30,161	4.3
Junior secured loans	39,534	3.7	18,580	2.6
Equity securities	38,542	3.6	18,029	2.6
Total	$1,078,695	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2022		December 31, 2021
Amortized Cost:
International	$45,806	4.3%	$39,008	5.6%
Midwest	237,471	22.1	156,339	22.5
Northeast	183,068	17.0	127,013	18.3
Northwest	37,494	3.5	17,779	2.5
Southeast	225,943	21.0	158,459	22.8
Southwest	151,215	14.1	83,087	11.9
West	194,178	18.0	114,231	16.4
Total	$1,075,175	100.0%	$695,916	100.0%

	September 30, 2022		December 31, 2021
Fair Value:
International	$43,044	4.0%	$38,859	5.5%
Midwest	238,096	22.1	157,661	22.4
Northeast	182,819	16.9	128,371	18.2
Northwest	37,386	3.5	17,638	2.5
Southeast	231,763	21.5	161,532	22.9
Southwest	150,591	13.9	83,786	11.9
West	194,996	18.1	117,043	16.6
Total	$1,078,695	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$22,009	2.0%	$22,081	3.2%
Automotive	30,972	2.9	25,268	3.6
Banking	34,407	3.2	7,963	1.1
Beverage, Food & Tobacco	17,165	1.6	19,001	2.7
Capital Equipment	42,892	4.0	10,125	1.5
Construction & Building	18,978	1.8	19,067	2.8
Consumer Goods: Durable	42,356	3.9	18,040	2.6
Consumer Goods: Non-Durable	32,746	3.0	24,403	3.5
Containers, Packaging & Glass	2,139	0.2	2,024	0.3
Energy: Oil & Gas	4,001	0.4	4,075	0.6
Environmental Industries	24,904	2.3	12,623	1.8
FIRE: Finance	54,650	5.1	28,048	4.0
FIRE: Insurance	9,717	0.9	—	—
FIRE: Real Estate	67,635	6.3	42,104	6.1
Forest Products & Paper	5,224	0.5	—	—
Healthcare & Pharmaceuticals	131,291	12.2	78,126	11.2
High Tech Industries	121,516	11.3	79,896	11.5
Hotels, Gaming & Leisure	2,211	0.2	2,283	0.3
Media: Advertising, Printing & Publishing	88,187	8.2	77,494	11.1
Media: Broadcasting & Subscription	1,993	0.2	1,856	0.3
Media: Diversified & Production	39,076	3.6	34,144	4.9
Services: Business	133,026	12.4	92,996	13.4
Services: Consumer	57,611	5.3	36,798	5.3
Telecommunications	36,183	3.4	40,476	5.8
Transportation: Cargo	51,405	4.8	14,130	2.0
Wholesale	2,881	0.3	2,895	0.4
Total	$1,075,175	100.0%	$695,916	100.0%

	September 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$21,899	2.0%	$22,358	3.2%
Automotive	31,365	2.9	25,864	3.7
Banking	36,942	3.4	9,606	1.4
Beverage, Food & Tobacco	16,802	1.6	19,032	2.7
Capital Equipment	43,163	4.0	10,270	1.4
Construction & Building	19,059	1.8	19,202	2.7
Consumer Goods: Durable	41,749	3.9	18,420	2.6
Consumer Goods: Non-Durable	32,960	3.1	24,777	3.5
Containers, Packaging & Glass	2,143	0.2	2,029	0.3
Energy: Oil & Gas	3,568	0.3	3,591	0.5
Environmental Industries	26,051	2.4	13,271	1.9
FIRE: Finance	53,166	4.9	27,505	3.9
FIRE: Insurance	9,716	0.9	—	—
FIRE: Real Estate	68,413	6.3	43,066	6.1
Forest Products & Paper	5,124	0.5	—	—
Healthcare & Pharmaceuticals	132,286	12.3	78,589	11.1
High Tech Industries	122,354	11.3	81,220	11.5
Hotels, Gaming & Leisure	2,185	0.2	2,318	0.3
Media: Advertising, Printing & Publishing	89,263	8.3	78,300	11.1
Media: Broadcasting & Subscription	1,982	0.2	1,859	0.3
Media: Diversified & Production	38,984	3.6	34,428	4.9
Services: Business	132,846	12.3	93,582	13.3
Services: Consumer	57,781	5.4	37,319	5.3
Telecommunications	36,178	3.3	40,656	5.8
Transportation: Cargo	49,857	4.6	14,646	2.1
Wholesale	2,859	0.3	2,982	0.4
Total	$1,078,695	100.0%	$704,890	100.0%

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

For periods prior to September 30, 2022, the Board determined the fair value of the Company’s investments. Pursuant to the new SEC Rule 2a-5 of the 1940 Act, on September 30, 2022 the Board designated MC Advisors as the Company’s valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Company’s investments, based on input of Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;

•	our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;

•	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;

•	the valuation conclusions are approved by the valuation committee of the Valuation Designee; and

•	a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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

As of September 30, 2022, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$904,411	$904,411
Unitranche secured loans	—	—	96,208	96,208
Junior secured loans	—	—	39,534	39,534
Equity securities	48	—	38,494	38,542
Total investments	$48	$—	$1,078,647	$1,078,695
Foreign currency forward contracts asset (liability)	$—	$2,928	$—	$2,928

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$638,120	$638,120
Unitranche secured loans	—	—	30,161	30,161
Junior secured loans	—	—	18,580	18,580
Equity securities	239	—	17,790	18,029
Total investments	$239	$—	$704,651	$704,890
Foreign currency forward contracts asset (liability)	$—	$585	$—	$585

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.29% to 17.06% at September 30, 2022 and 4.35% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at September 30, 2022 range between October 2022 and August 2029.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2022:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2022	$718,154	$88,896	$38,547	$24,370	$869,967
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized gain (loss) on investments	(1,679)	(552)	(172)	390	(2,013)
Purchases of investments and other adjustments to cost (1)	251,063	56	1,159	13,751	266,029
Proceeds from principal payments and sales of investments (2)	(55,047)	(272)	—	(17)	(55,336)
Reclassifications (3)	(8,080)	8,080	—	—	—
Balance as of September 30, 2022	$904,411	$96,208	$39,534	$38,494	$1,078,647

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651
Net realized gain (loss) on investments	(17)	—	—	—	(17)
Net change in unrealized gain (loss) on investments	(6,874)	(54)	(727)	2,392	(5,263)
Purchases of investments and other adjustments to cost (1)	402,150	41,190	21,681	18,764	483,785
Proceeds from principal payments and sales of investments (2)	(103,673)	(384)	—	(452)	(104,509)
Reclassifications (3)	(25,295)	25,295	—	—	—
Balance as of September 30, 2022	$904,411	$96,208	$39,534	$38,494	$1,078,647

__________________________

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

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

_____________________________

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2022, attributable to Level 3 investments still held at September 30, 2022, was ($1,555) and ($4,567), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2021, attributable to Level 3 investments still held at September 30, 2021, was $2,965 and $7,856, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2022 and 2021.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2022 were as follows:

	Fair		Valuation	Unobservable	Weighted Average		Range
	Value		Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$520,317		Discounted cash flow	EBITDA multiples	10.2	x	4.0	x	20.5	x
				Market yields	10.8%		8.0%		21.5%
Senior secured loans	290,501		Discounted cash flow	Revenue multiples	7.3	x	0.9	x	20.0	x
				Market yields	11.1%		9.5%		19.1%
Senior secured loans	213		Enterprise value	EBITDA multiples	3.5	x	3.5	x	3.5	x
Unitranche secured loans	64,513		Discounted cash flow	EBITDA multiples	10.4	x	8.8	x	15.5	x
				Market yields	10.9%		8.9%		12.3%
Unitranche secured loans	31,695		Discounted cash flow	Revenue multiples	9.3	x	5.7	x	12.5	x
				Market yields	11.9%		11.7%		12.0%
Junior secured loans	39,534		Discounted cash flow	Market yields	16.2%		11.6%		27.5%
Equity securities	24,524		Enterprise value	EBITDA multiples	10.3	x	4.0	x	17.8	x
Equity securities	12,161		Enterprise value	Revenue multiples	5.5	x	2.0	x	19.3	x
Equity securities	1,273		Option pricing model	Volatility	66.4%		48.0%		120.8%
Total Level 3 Assets	$984,731	(1)

 __________________________

(1)	Excludes loans of $93,916 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

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

__________________________

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility and 2022 ABS (as defined in Note 7) is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both September 30, 2022 and December 31, 2021, the Company believes that the carrying value of its Credit Facility approximates fair value. As of September 30, 2022, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $302,453.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2022 and 2021 were as follows:

Portfolio Company	Fair value at December 31, 2021	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2022
Non-controlled affiliate company investment:
J2 BWA Funding III, LLC (Delayed Draw)	$—	$—	$—	$—	$—	$—	$—	$—	$—
J2 BWA Funding III, LLC (commitment to purchase up to 7.6% of the equity)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Nastel Technologies, LLC	—	—	3,430	—	—	—	—	—	3,430
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	—	—	3,408	—	—	—	—	—	3,408
	—	—	6,838	—	—	—	—	—	6,838
									—
Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	2,681	—	—	—	—	(18)	4,767
	2,104	—	2,681	—	—	—	—	(18)	4,767

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Junior secured loan)	—	—	1,731	—	—	—	—	—	1,731
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	—	—	1,155	—	—	—	—	—	1,155
	9,750	—	2,886	—	—	—	—	—	12,636

SheerTrans Solutions, LLC	—	—	5,024	(13)	—	2	—	101	5,114
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	—	—	8,643	—	—	—	—	—	8,643
	—	—	13,667	(13)	—	2	—	101	13,757
Total non-controlled affiliate company investments	$11,854	$—	$26,072	$(13)	$—	$2	$—	$83	$37,998

(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2021
Non-controlled affiliate company investments:
Second Avenue SFR Holdings II LLC (Revolver) (1)	$—	$—	$642	$—	$—	$—	$—	$—	$642
	—	—	642	—		—	—	—	642

SFR Holdco, LLC (Junior secured loan)	—	—	1,101	—	—	—	—	—	1,101
SFR Holdco, LLC (24.4% of interests)	—	—	734	—	—	—	—	—	734
	—	—	1,835	—	—	—	—	—	1,835
Total non-controlled affiliate company investments	$—	$—	$2,477	$—	$—	$—	$—	$—	$2,477

(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the nine months ended September 30,
	2022			2021
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income		Dividend Income		Fee Income
Non-controlled affiliate company investments:
J2 BWA Funding III, LLC (Delayed Draw)	$—	$—	$—	$	n/a	$	n/a	$	n/a
J2 BWA Funding III, LLC (Equity commitment)	—	—	—		n/a		n/a		n/a
	—	—	—		n/a		n/a		n/a

Nastel Technologies, LLC	10	—	—		n/a		n/a		n/a
Nastel Technologies, LLC (Revolver)	—	—	—		n/a		n/a		n/a
Nastel Technologies, LLC (Class A units)	—	—	—		n/a		n/a		n/a
	10	—	—		n/a		n/a		n/a

Second Avenue SFR Holdings II LLC (Revolver)	181	—	—		5		—		—
	181	—	—		5		—		—

SFR Holdco, LLC (Junior secured loan)	351	—	—		8		—		—
SFR Holdco, LLC (Junior secured loan)	44	—	—		n/a		n/a		n/a
SFR Holdco, LLC (LLC interest)	—	—	—		—		—		—
SFR Holdco, LLC (LLC interest)	—	—	—		n/a		n/a		n/a
	395	—	—		8		—		—

SheerTrans Solutions, LLC	93	—	—		n/a		n/a		n/a
SheerTrans Solutions, LLC (Revolver)	1	—	—		n/a		n/a		n/a
SheerTrans Parent, LLC (Preferred interests)	—	—	—		n/a		n/a		n/a
	94	—	—		n/a		n/a		n/a
Total non-controlled affiliate company investments	$680	$—	$—		$13		$—		$—

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

On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees payable by the Company to MC Advisors under the Investment Advisory Agreement pursuant to a fee waiver letter. These waivers took effect beginning April 1, 2022 (the “Effective Date”).

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

Base management fees for the three and nine months ended September 30, 2022 were $3,285 and $8,759, respectively. MC Advisors elected to voluntarily waive zero and $1,701 of such base management fees for the three and nine months ended September 30, 2022, respectively. Base management fees for the three and nine months ended September 30, 2021 were $1,699 and $3,661, respectively. MC Advisors elected to voluntarily waive zero and $1,425 of such base management fees for the three and nine months ended September 30, 2021, respectively. These base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive additional base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Part one incentive fees (1)	$1,707	$771	$4,474	$1,924
Part two incentive fees (2)	(60)	89	(621)	1,270
Incentive fees, excluding the impact of the incentive fee waivers	1,647	860	3,853	3,194
Incentive fee waivers (3)	(162)	(569)	(1,468)	(1,722)
Total incentive fees, net of incentive fee waivers	$1,485	$291	$2,385	$1,472

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2022, the Company incurred $872 and $2,482 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $352 and $763, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2021, the Company incurred $477 and $1,173 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $143 and $382, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2022 and December 31, 2021, $352 and $178, respectively, of expenses were due to MC Management under the Administration Agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2022 and December 31, 2021, the Company had accounts payable to members of the Board of $22 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 249% and 206%, respectively.

Revolving Credit Facility: The Company has a $450,000 revolving credit facility (the “Credit Facility”) with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2022 and December 31, 2021, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $528,122 and $615,978, respectively, and these investments are identified on the consolidated schedules of investments. As of September 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $136,800 and $348,600, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility. As of September 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 5.3% and 3.3%, respectively.

Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Company retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of September 30, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of September 30, 2022, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $400,858 and these investments are identified on the consolidated schedule of investments.

Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

 Components of interest expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e. the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2022	2021
Interest expense – revolving credit facility	$1,128	$1,576
Interest expense – 2022 ABS	3,221	—
Amortization of deferred financing costs	630	296
Total interest and other debt financing expenses	$4,979	$1,872
Average debt outstanding	$351,614	$172,808
Average stated interest rate	4.9%	3.6%

	Nine months ended September 30,
	2022	2021
Interest expense – revolving credit facility	$5,113	$2,905
Interest expense – 2022 ABS	6,227	—
Amortization of deferred financing costs	1,621	580
Total interest and other debt financing expenses	$12,961	$3,485
Average debt outstanding	$349,134	$104,051
Average stated interest rate	4.3%	3.7%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2022 and December 31, 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	80	10/19/2022	$4	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	73	11/17/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,467	12/19/2022	636	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	20	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	20	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	21	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	16	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	21	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,965	—	Unrealized gain on foreign currency forward contracts
				$2,928	$—

	As of December 31, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	72	1/18/2022	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	2/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	67	3/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	4/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	75	5/18/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	6/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	7/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	8/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	9/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	10/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,078	12/19/2022	—	(206)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
Total				$802	$(217)

For the three and nine months ended September 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $1,541 and $2,343, respectively. For the three and nine months ended September 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $39 and $84, respectively.

For the three and nine months ended September 30, 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $748 and $874, respectively. For the three and nine months ended September 30, 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $17 and $14, respectively.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the nine months ended September 30, 2022 and 2021, respectively.

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Nine months ended September 30, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	0.06	2,435
April 1, 2022	April 18, 2022	June 30, 2022	0.07	3,222
April 1, 2022	May 16, 2022	June 30, 2022	0.07	3,223
April 1, 2022	June 17, 2022	June 30, 2022	0.06	3,730
July 1, 2022	July 15, 2022	September 30, 2022	0.07	3,759
July 1, 2022	August 15, 2022	September 30, 2022	0.07	3,759
July 1, 2022	September 16, 2022	September 30, 2022	0.06	4,321
Total distributions declared			$0.60	$29,327

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Nine months ended September 30, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
May 6, 2021	May 6, 2021	May 13, 2021	0.20	3,841
May 6, 2021	May 14, 2021	June 30, 2021	0.13	2,576
May 6, 2021	June 1, 2021	June 30, 2021	0.07	1,472
July 1, 2021	July 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	August 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	September 1, 2021	September 30, 2021	0.06	1,884
Total distributions declared			$0.80	$15,503

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the nine months ended September 30, 2022 and 2021, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2022:
March 31, 2022	$10.10	217,369	$2,195
June 30, 2022	10.16	344,760	3,503
September 30, 2022	10.10	418,151	4,224
Total proceeds		980,280	$9,922

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2021:
March 12, 2021	$9.94	77,598	$771
May 13, 2021	10.06	103,582	1,042
June 30, 2021	10.06	109,029	1,097
September 30, 2021	9.94	130,031	1,293
Total proceeds		420,240	$4,203

Note 10. Stock Issuances and Share Repurchase Program

Stock Issuances

As of September 30, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following table summarizes the issuance of shares during the nine months ended September 30, 2022 and 2021:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
Total		28,878,088	$292,150

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
August 18, 2021	9.94	6,086,569	60,500
Total		14,181,114	$139,676

During the nine months ended September 30, 2022, the Company also issued 980,280 shares, with an aggregate value of $9,922, under the DRIP as disclosed in Note 9. During the nine months ended September 30, 2021, the Company also issued 420,240 shares, with an aggregate value of $4,203, under the DRIP as disclosed in Note 9.

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

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the nine months ended September 30, 2022:

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
Total		1,114,383	$11,275

There were no shares repurchased during the nine months ended September 30, 2021.

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2022 and December 31, 2021, the Company had $245,919 and $125,204, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover its unfunded commitments as of September 30, 2022.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Per share data:
Net asset value at beginning of period	$10.10	$9.94
Net investment income (1)	0.62	0.57
Net gain (loss) (1)	(0.06)	0.43
Net increase (decrease) in net assets resulting from operations (1)	0.56	1.00
Stockholder distributions declared (2)	(0.60)	(0.80)
Other (3)	0.04	(0.08)
Net asset value at end of period	$10.10	$10.06
Total return based on average net asset value (4)	5.42%	9.61%
Ratio/Supplemental data:
Net assets at end of period	$659,321	$286,012
Shares outstanding at end of period	65,309,147	28,428,870
Portfolio turnover (5)	12.22%	18.77%
Ratio of total investment income to average net assets (6)	14.40%	12.73%
Ratio of expenses to average net assets with waivers (6) (7)	6.21%	5.14%

(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2022 and 2021, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2022 and 2021. These ratios have been annualized unless otherwise noted.

	September 30, 2022	September 30, 2021
Ratio of expenses to average net assets without waivers (6)	6.93%	6.87%
Ratio of net investment income (loss) to average net assets without waivers (6)	7.47%	5.86%
Ratio of net investment income (loss) to average net assets with waivers (6)	8.18%	7.59%

Note 13. Subsequent Events

The Company has evaluated subsequent events through November 14, 2022, the date on which the consolidated financial statements were issued.

Distributions: On October 12, 2022, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
October 17, 2022	December 30, 2022	$0.0734
November 14, 2022	December 30, 2022	0.0733
December 16, 2022	December 30, 2022	0.0733
Total dividends declared		$0.2200

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of the decommissioning of London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of increased competition;

•	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of September 30, 2022, our portfolio included approximately 83.8% senior secured loans, 8.9% unitranche secured loans, 3.7% junior secured loans and 3.6% equity securities, compared to December 31, 2021, when our portfolio included approximately 90.5% senior secured loans, 4.3% unitranche secured loans, 2.6% junior secured loans and 2.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended September 30, 2022, we invested $194.1 million in 20 new portfolio companies, and $69.5 million in 33 existing portfolio companies, and had $55.3 million in aggregate amount of sales and principal repayments, resulting in net investments of $208.3 million for the period.

During the nine months ended September 30, 2022, we invested $326.5 million in 31 new portfolio companies, and $152.0 million in 53 existing portfolio companies, and had $104.5 million in aggregate amount of sales and principal repayments, resulting in net investments of $374.0 million for the period.

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

The following table shows portfolio yield by security type:

	September 30, 2022		December 31, 2021
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.6%	9.6%	7.6%	7.6%
Unitranche secured loans	9.0	9.9	7.9	8.4
Junior secured loans	11.8	11.8	11.4	11.4
Equity securities	6.6	6.6	8.6	8.6
Total	9.6%	9.7%	7.6%	7.6%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$904,411	83.8%	$638,120	90.5%
Unitranche secured loans	96,208	8.9	30,161	4.3
Junior secured loans	39,534	3.7	18,580	2.6
Equity securities	38,542	3.6	18,029	2.6
Total	$1,078,695	100.0%	$704,890	100.0%

Our portfolio composition remained relatively consistent with December 31, 2021. Our effective yields increased from December 31, 2021, driven primarily by increases in LIBOR and SOFR rates. The majority of our loans were above the interest rate floors at the end of the three months ended September 30, 2022.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$21,899	2.0%	$22,358	3.2%
Automotive	31,365	2.9	25,864	3.7
Banking	36,942	3.4	9,606	1.4
Beverage, Food & Tobacco	16,802	1.6	19,032	2.7
Capital Equipment	43,163	4.0	10,270	1.4
Construction & Building	19,059	1.8	19,202	2.7
Consumer Goods: Durable	41,749	3.9	18,420	2.6
Consumer Goods: Non-Durable	32,960	3.1	24,777	3.5
Containers, Packaging & Glass	2,143	0.2	2,029	0.3
Energy: Oil & Gas	3,568	0.3	3,591	0.5
Environmental Industries	26,051	2.4	13,271	1.9
FIRE: Finance	53,166	4.9	27,505	3.9
FIRE: Insurance	9,716	0.9	—	—
FIRE: Real Estate	68,413	6.3	43,066	6.1
Forest Products & Paper	5,124	0.5	—	—
Healthcare & Pharmaceuticals	132,286	12.3	78,589	11.1
High Tech Industries	122,354	11.3	81,220	11.5
Hotels, Gaming & Leisure	2,185	0.2	2,318	0.3
Media: Advertising, Printing & Publishing	89,263	8.3	78,300	11.1
Media: Broadcasting & Subscription	1,982	0.2	1,859	0.3
Media: Diversified & Production	38,984	3.6	34,428	4.9
Services: Business	132,846	12.3	93,582	13.3
Services: Consumer	57,781	5.4	37,319	5.3
Telecommunications	36,178	3.3	40,656	5.8
Transportation: Cargo	49,857	4.6	14,646	2.1
Wholesale	2,859	0.3	2,982	0.4
Total	$1,078,695	100.0%	$704,890	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	1,045,623	96.9
3	32,536	3.0
4	536	0.1
5	—	—
Total	$1,078,695	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	693,017	98.3
3	11,459	1.6
4	414	0.1
5	—	—
Total	$704,890	100.0%

As of both September 30, 2022 and December 31, 2021, there were no borrowers with a loan or preferred equity securities on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30,
	2022	2021
Total investment income	$22,817	$9,276
Total expenses, net of fee waivers	10,643	4,354
Net investment income before income taxes	12,174	4,922
Income taxes, including excise taxes	1	7
Net investment income	12,173	4,915
Net realized gain (loss) on investments	—	79
Net realized gain (loss) on foreign currency forward contracts	39	17
Net realized gain (loss) on foreign currency and other transactions	(1)	(5)
Net realized gain (loss)	38	91
Net change in unrealized gain (loss) on investments	(2,057)	2,539
Net change in unrealized gain (loss) on foreign currency forward contracts	1,541	748
Net unrealized gain (loss) on foreign currency and other transactions	1	—
Net change in unrealized gain (loss)	(515)	3,287
Net increase (decrease) in net assets resulting from operations	$11,696	$8,293

	Nine months ended September 30,
	2022	2021
Total investment income	$56,407	$19,937
Total expenses, net of fee waivers	24,945	8,411
Net investment income before income taxes	31,462	11,526
Income taxes, including excise taxes	2	14
Net investment income	31,460	11,512
Net realized gain (loss) on investments	(17)	151
Net realized gain (loss) on foreign currency forward contracts	84	14
Net realized gain (loss) on foreign currency and other transactions	(14)	(46)
Net realized gain (loss)	53	119
Net change in unrealized gain (loss) on investments	(5,454)	7,618
Net change in unrealized gain (loss) on foreign currency forward contracts	2,343	874
Net unrealized gain (loss) on foreign currency and other transactions	1	—
Net change in unrealized gain (loss)	(3,110)	8,492
Net increase (decrease) in net assets resulting from operations	$28,403	$20,123

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2022	2021
Interest income	$19,264	$7,718
PIK interest income	1,902	411
Dividend income (1)	127	55
Fee income	385	384
Prepayment gain (loss)	609	467
Accretion of discounts and amortization of premiums	530	241
Total investment income	$22,817	$9,276

	Nine months ended September 30,
	2022	2021
Interest income	$47,597	$16,750
PIK interest income	3,536	767
Dividend income (2)	342	101
Fee income	2,170	839
Prepayment gain (loss)	1,041	851
Accretion of discounts and amortization of premiums	1,721	629
Total investment income	$56,407	$19,937

(1)	Includes PIK dividends of $90 and $45, respectively.
(2)	Includes PIK dividends of $270 and $89, respectively.

The increase in investment income of $13.5 million and $36.5 million during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, is primarily the result of an increase in interest income. The increase in interest income was primarily due to the growth of our investment portfolio and increases in effective rates on the portfolio as a result of the rising interest rate environment.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2022	2021
Interest and other debt financing expenses	$4,979	$1,872
Base management fees, net of base management fee waivers (1)	3,285	1,699
Incentive fees, net of incentive fee waivers (2)	1,485	291
Professional fees	334	155
Administrative service fees	352	143
General and administrative expenses	186	179
Directors’ fees	22	15
Total expenses, net of fee waivers	$10,643	$4,354

	Nine months ended September 30,
	2022	2021
Interest and other debt financing expenses	$12,961	$3,485
Base management fees, net of base management fee waivers (1)	7,058	2,236
Incentive fees, net of incentive fee waivers (2)	2,385	1,472
Professional fees	1,019	419
Administrative service fees	763	382
General and administrative expenses	700	372
Directors’ fees	59	45
Total expenses, net of fee waivers	$24,945	$8,411

(1)	Base management fees for the three and nine months ended September 30, 2022 were $3,285 and $8,759, respectively. MC Advisors elected to voluntarily waive zero and $1,701 of such base management fees for the three and nine months ended September 30, 2022, respectively. Base management fees for the three and nine months ended September 30, 2021 were $1,699 and $3,661, respectively. MC Advisors elected to voluntarily waive zero and $1,425 of such base management fees for the three and nine months ended September 30, 2021, respectively. Base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three and nine months ended September 30, 2022 were $1,647 and $3,853, comprised of part one incentive fees of $1,707 and $4,474 and part two capital gains incentive fees of ($60) and ($621), respectively. MC Advisors elected to voluntarily waive the part one incentive fees of $162 and $1,468 during the three and nine months ended September 30, 2022, respectively. Incentive fees for the three and nine months ended September 30, 2021 were $860 and $3,194, comprised of part one incentive fees of $771 and $1,924 and part two capital gains incentive fees of $89 and $1,270, respectively. MC Advisors elected to voluntarily waive the part one incentive fees of $569 and $1,722 during the three and nine months ended September 30, 2021, respectively. Incentive fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended September 30,
	2022	2021
Interest expense – revolving credit facility	$1,128	$1,576
Interest expense – 2022 ABS	3,221	—
Amortization of deferred financing costs	630	296
Total interest and other debt financing expenses	$4,979	$1,872
Average debt outstanding	$351,614	$172,808
Average stated interest rate	4.9%	3.6%

	Nine months ended September 30,
	2022	2021
Interest expense – revolving credit facility	$5,113	$2,905
Interest expense – 2022 ABS	6,227	—
Amortization of deferred financing costs	1,621	580
Total interest and other debt financing expenses	$12,961	$3,485
Average debt outstanding	$349,134	$104,051
Average stated interest rate	4.3%	3.7%

The increase in total expenses of $6.3 and $16.5 million during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively, is primarily a result of an increase in interest expense as average borrowings increased to support the growth of the portfolio and an increase in base management and incentive fees, net of fee waivers.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For both the three and nine months ended September 30, 2022, we recorded a net tax expense on the consolidated statements of operations of $1 thousand for U.S. federal excise tax. For the three and nine months ended September 30, 2021, we recorded a net expense on the consolidated statements of operations of $7 thousand and $14 thousand, respectively for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2022, we recorded a net tax expense of zero and $1 thousand, respectively on the consolidated statements of operations for these subsidiaries. For both the three and nine months ended September 30, 2021, we did not record a net tax expense on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended September 30, 2022 and 2021, we had sales of investments of zero and $0.9 million, respectively, resulting in zero and $79 thousand of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2022 and 2021, we had sales of investments of $15.8 million and $7.6 million, respectively, resulting in ($17) thousand and $151 thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2022 and 2021, we had $39 thousand and $17 thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2022 and 2021, we had $84 thousand and $14 thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2022 and 2021, we had ($1) thousand and ($5) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2022 and 2021, we had ($14) thousand and ($46) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2022 and 2021, our investments had ($2.1) million and $2.5 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended September 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market. Additionally, $0.7 million in net change in unrealized loss on investments was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of September 30, 2022. We estimate a majority of the net unrealized gain on investments during the three months ended September 30, 2021 was attributable to broad market movements or improvements in fundamental performance at our portfolio companies.

For the nine months ended September 30, 2022 and 2021, our investments had ($5.5) million and $7.6 million of net change in unrealized gain (loss), respectively. During the nine months ended September 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market. Additionally, $1.6 million in net change in unrealized loss on investments was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of September 30, 2022. We estimate approximately $6.9 million of the net unrealized gains on investments during the nine months ended September 30, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $0.7 million in net unrealized gains was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

For the three months ended September 30, 2022 and 2021, our foreign currency forward contracts had $1.5 million and $0.7 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2022 and 2021, our foreign currency forward contracts had $2.3 million and $0.9 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $11.7 million and $8.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $0.19 and $0.33, respectively. For the nine months ended September 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $28.4 million and $20.1 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $0.56 and $1.00, respectively.

The $3.4 million and $8.3 million increases during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective rates on the portfolio as a result of the rising interest rate environment. The increases in net investment income were partially offset by net unrealized mark-to-market losses on investments primarily due to market volatility and spread widening during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, where investments in the portfolio experienced net mark-to-market gains primarily attributable to broad market movements and the tightening of credit spreads in the loan markets.

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

As of September 30, 2022, we had $4.7 million in cash, $31.8 million in restricted cash at MC Income Plus Financing SPV LLC (the “SPV”), $26.0 million in restricted cash at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”). Additionally, we had $136.8 million debt outstanding on our revolving credit facility and $306.0 million debt outstanding on our 2022 ABS. We had $313.2 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 249% and 206%, respectively.

Cash Flows

For the nine months ended September 30, 2022 and 2021, we experienced a net increase in cash and restricted cash of $48.5 million and $4.8 million, respectively. For the nine months ended September 30, 2022 and 2021, operating activities used $297.7 million and $299.0 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments. During the nine months ended September 30, 2022 and 2021, we generated $346.2 million and $303.8 million from financing activities, primarily as a result of the issuance of common stock and net borrowings on our debt facilities, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of September 30, 2022 and December 31, 2021, we had 65,309,147 and 36,565,162 shares outstanding, respectively.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the nine months ended September 30, 2022 and 2021 (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
Total		28,878,088	$292,150

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
August 18, 2021	9.94	6,086,569	60,500
Total		14,181,114	$139,676

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

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the nine months ended September 30, 2022 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
Total		1,114,383	$11,275

There were no shares repurchased during the nine months ended September 30, 2021.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2022 totaled $11.8 million ($0.20 per share) and $29.3 million ($0.60 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2021 totaled $4.8 million ($0.20 per share) and $15.5 million ($0.80 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2022 and 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Borrowings

Revolving Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2022 and December 31, 2021, the fair value of our investments held in the SPV as collateral for the Credit Facility was $528.1 million and $616.0 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of September 30, 2022 and December 31, 2021, we had outstanding borrowings under the Credit Facility of $136.8 million and $348.6 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of September 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 5.3% and 3.3%, respectively.

Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). We retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of September 30, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of September 30, 2022, the fair value of our investments held in the 2022 Issuer as collateral was $400.9 million and these investments are identified on the accompanying consolidated schedule of investments.

 Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the Chairman and Chief Executive Officer of MC Management. Lewis W. (“Mick”) Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $245.9 million and $125.2 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility provide sufficient funds to cover our unfunded commitments as of September 30, 2022. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

__________________________

(1)	Standard & Poor’s “LCD Middle Market Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in the fourth quarter of 2005.

Recent Developments

Distributions: On October 12, 2022, our Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
October 17, 2022	December 30, 2022	$0.0734
November 14, 2022	December 30, 2022	0.0733
December 16, 2022	December 30, 2022	0.0733
Total dividends declared		$0.2200

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

Valuation of Portfolio Investments

For periods prior to September 30, 2022, the Board determined the fair value of our investments. Pursuant to the new SEC Rule 2a-5 under the 1940 Act, on September 30, 2022 the Board designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

Under the valuation policy, we value investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;

•	our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;

•	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;

•	the valuation conclusions are approved by the valuation committee of the Valuation Designee; and

•	a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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

As of September 30, 2022, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three and nine months ended September 30, 2022, we reversed $0.1 million and $0.6 million, respectively, of previously accrued capital gains incentive fees based on the performance of our portfolio and the reduction in the incentive fee rate. During the three and nine months ended September 30, 2021, we accrued capital gains incentive fees of $0.1 million and $1.3 million, respectively based on the performance of our portfolio, $14 thousand and $21 thousand, respectively, of which was payable to MC Advisors as a result of realized gains. The remaining $0.1 million and $1.3 million, respectively, was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak and the Russian invasion of Ukraine have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and the Russian invasion of Ukraine and their potential impact on our business and our operating results, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, “Risks Relating to Our Business and Structure – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” and Part II – Other Information, Item 1A. Risk Factors in this Quarterly Report “The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.”

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period, including as a result of the impact of the COVID-19 pandemic on the economy and financial and capital markets. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

In accordance with Rule 2a-5, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.

Interest Rate Risk

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net investment
Change in Interest Rates	interest income	interest expense	income
Down 25 basis points	$(2,548)	$(342)	$(2,206)
Up 100 basis points	10,938	2,174	8,764
Up 200 basis points	21,154	3,542	17,612
Up 300 basis points	31,370	4,910	26,460

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

Currency Risk

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of September 30, 2022, we had foreign currency forward contracts in place for CAD 12.6 million and AUD 17.9 million associated with future principal and interest payments on certain investments.

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2022, we issued 8,681,792 shares of our common stock, par value $0.01 per share, at a price of $10.10 per share for proceeds of $87,686,100.

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

Date: November 14, 2022	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: November 14, 2022	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation