Form 10-K
period 2022-12-31
Monroe Capital Income Plus Corp
filed 2023-03-15
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, there was no established public market for the Registrant’s common stock.

As of March 14, 2023, the registrant had 74,533,202 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;

•	the impact of increased competition;

•	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

We are conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration of the Securities Act (the “Second Private Offering”). At each closing, an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock. We commenced our loan origination and investment activities contemporaneously with the initial closing of an initial private offering (the “Initial Private Offering”) on January 15, 2019 (the “Initial Closing Date”). On November 16, 2020, we held the final closing of our Initial Private Offering. In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million. In connection with the Second Private Offering, as of December 31, 2022, we have issued 59,914,707 shares of common stock to our investors for an aggregate purchase price of $601.7 million.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
March 15, 2022	$10.10	12,173,590	122,953
May 17, 2022	$10.16	8,022,706	81,511
August 16, 2022	$10.10	8,681,792	87,686
November 15, 2022	$10.10	8,895,565	89,845
Total		59,914,707	$601,748

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

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the year ended December 31, 2022 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	$10.16	333,527	3,389
September 16, 2022	$10.10	139,216	1,406
December 15, 2022	$10.10	208,828	2,110
Total		1,323,211	$13,385

There were no shares repurchased prior to January 1, 2022.

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

We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

Since the commencement of operations, we have grown the fair value of our portfolio of investments to approximately $1.5 billion at December 31, 2022. Our portfolio at December 31, 2022 consists of 152 different portfolio companies and holdings include senior secured loans, unitranche secured loans, junior secured loans and equity investments. As of December 31, 2022, our portfolio included approximately 85.1% senior secured loans, 8.7% unitranche secured loans, 3.0% junior secured loans and 3.2% equity securities. As of December 31, 2022, we have borrowed $357.4 million under our revolving credit facility (the “Credit Facility”), $100.0 million under our term loan credit facility (the “Term Loan”) and $306.0 million on our 2022 asset-backed securitization (the “2022 ABS”).

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Lewis W. Solimene, Jr., provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Solimene, Jr. have developed a broad network of contacts within the investment community and average approximately 40 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Solimene, Jr. have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions.

In addition to his role with Monroe Capital and MC Advisors, Mr. Koenig serves as an interested director. Mr. Koenig has more than 35 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Messrs. Koenig and Solimene Jr. are joined on the investment committee by Michael J. Egan, who is a senior investment professional at Monroe Capital. Mr. Egan has more than 35 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2023, Monroe Capital had approximately $15.9 billion in assets under management. Over its nineteen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 500 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2022, Monroe Capital’s investment professionals invested in over 1,700 loans and related investments in an aggregate amount of over $33.0 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. We do not target any specific industry, however, as of December 31, 2022, our investments in the Healthcare & Pharmaceuticals; Services: Business; and High Tech Industries represented approximately 14.4%, 12.6% and 12.3% respectively, of the fair value of our portfolio.

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

Predictability of Returns: Beyond conservative structuring and protection of capital, we seek a predictable exit from our investments. We seek to invest in situations where there are a number of potential exit options that can result in full repayment or a modest refinance of our investment. We seek to structure the majority of our transactions as secured loans with a covenant package that provides for full or partial repayment upon the completion of asset sales and restructurings. Because we seek to structure these transactions to provide for contractually determined, periodic payments of principal and interest, we are less likely to depend on merger and acquisition activity or public equity markets to exit our debt investments. As a result, we believe that we can achieve our target returns even in a period when public markets are depressed.

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 200 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by Theodore L. Koenig, our Chairman and Chief Executive Officer, and Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2022, Monroe Capital’s investment professionals invested in over 1,700 loans and related investments in an aggregate amount of over $33.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2022. Monroe Capital’s over 1,700 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $50.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2022, as well as the top ten industries in which we were invested as of December 31, 2022, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
NationsBenefits, LLC	$35,838	2.4%
CE Intermediate, LLC	29,067	2.0
Dorado Acquisition, Inc.	28,103	1.9
Clydesdale Holdings, LLC	26,523	1.8
IF & P Holdings Company, LLC	25,862	1.8
CGI Automated Manufacturing, LLC	25,525	1.7
Arizona Natural Resources, LLC	24,762	1.7
Unanet, Inc.	23,181	1.6
Jumpstart Holdco, Inc.	22,630	1.5
Whistler Parent Holdings III, Inc.	21,451	1.5
Total	$262,942	17.9%

Industry	Fair Value of Investments	Percentage of Total Investments
Healthcare & Pharmaceuticals	$210,831	14.4%
Services: Business	184,535	12.6
High Tech Industries	180,823	12.3
Media: Advertising, Printing & Publishing	129,362	8.8
Transportation: Cargo	97,153	6.6
Services: Consumer	77,998	5.3
FIRE: Real Estate	71,154	4.8
FIRE: Finance	66,639	4.5
Capital Equipment	56,074	3.8
Media: Diversified & Production	46,348	3.2
Total	$1,120,917	76.3%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

Origination. MC Advisors develops investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with eight offices in the United States and one in South Korea. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors generally seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

Due Diligence. For each of our investments, MC Advisors prepares a comprehensive new business presentation, which summarizes the investment opportunity and its due diligence and risk analysis, all from the perspective of strengths, weaknesses, opportunities and threats presented by the opportunity. This presentation assesses the borrower and its management, including products and services offered, market position, sales and marketing capabilities and distribution channels; key contracts, customers and suppliers, meetings with management and facility tours; background checks on key executives; customer calls; and an evaluation of exit strategies. MC Advisors’ presentation typically evaluates historical financial performance of the borrower and includes projections, including operating trends, an assessment of the quality of financial information, capitalization and liquidity measures and debt service capacity. The financial analysis also includes sensitivity analysis against management projections and an analysis of potential downside scenarios, particularly for cyclical businesses. MC Advisors also reviews the dynamics of the borrowers’ industry and assess the maturity, market size, competition, technology and regulatory issues confronted by the industry. As part of this analysis, MC Advisors also reviews the environmental, social and governance (“ESG”) considerations of the industry and the specific business of the borrower. Finally, MC Advisors’ new business presentation includes all relevant third-party reports and assessments, including, as applicable, analyses of the quality of earnings of the prospective borrower, a review of the business by industry and ESG experts and third-party valuations. MC Advisors also includes in this due diligence, if relevant, field exams, collateral appraisals and environmental reviews, as well as a review of comparable private and public transactions.

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

Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. The Company’s investment committee considers its comprehensive new business presentation to approve or decline each investment. The Company’s investment committee includes Messrs. Koenig, Solimene Jr. and Egan. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least two members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	1,396,200	95.0
3	72,190	4.9
4	606	0.1
5	—	—
Total	$1,468,996	100.0%

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

On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees payable by us to MC Advisors under the Investment Advisory Agreement pursuant to a fee waiver letter. The base management fee waivers took effect beginning April 1, 2022 (the “Effective Date”) and the incentive fee waivers took effect beginning January 1, 2022.

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under our administration agreement between us and MC Management (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. MC Advisors is not under any obligation to reimburse us for any part of the incentive fee it receives that was based on accrued interest that we never actually receive.

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

Prior to April 1, 2022, we paid MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Effective April 1, 2022, prior to an Exchange Listing, we shall pay MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);

•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7143% (reduced from 1.76%) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. We refer to this portion of our pre-incentive fee net investment income as the “catch-up” provision; and

•	prior to an Exchange Listing, 12.5% of the amount of our pre-incentive fee net investment income (a reduction from 15.0% of the amount of our pre-incentive fee net income), if any, that exceeds 1.7143% (reduced from 1.76%) in any calendar quarter, and following an Exchange Listing, 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee both prior to and after the effectiveness of the fee waiver letter:

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets) prior to April 1, 2022

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets) beginning with April 1, 2022

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 12.5% (permanently reduced from 15.0% effective January 1, 2022) of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 12.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

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

Payment of Our Expenses

All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);

•	any and all fees, costs and expenses incurred in connection with our incurrence of leverage and indebtedness, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on our borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments, and letters of credit for the account of the fund and in making, carrying, funding and/or otherwise resolving investment guarantees);

•	offerings of our common stock and other securities;

•	investment advisory fees;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or MC Management in connection with administering our business.

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

Administration Agreement

On December 5, 2018, we entered into the Administration Agreement with MC Management. Pursuant to the Administration Agreement, MC Management furnishes us with office facilities and equipment and provides us clerical, bookkeeping and record keeping and other administrative services at such facilities. Under the Administration Agreement, MC Management performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. MC Management also assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, disseminates reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, MC Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Board most recently reapproved the Administration Agreement on November 7, 2022. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Board Approval of the Investment Advisory Agreement

At a virtual meeting of our Board held on November 7, 2022, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to reapprove the Investment Advisory Agreement in accordance with the requirements of the 1940 Act. In reliance upon certain exemptive relief provided by the SEC in connection with the COVID-19 pandemic, the Board undertook to ratify the Investment Advisory Agreement at its next person meeting. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

Under the valuation policy, we value investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

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

LIQUIDITY OPTIONS

From time to time, we may offer stockholders the opportunity to participate in a liquidity event which could include, among other options: (i) a share repurchase program; (ii) optional exchange of outstanding shares of common stock for shares of Monroe Capital Corporation, a publicly traded BDC (“MRCC”) that is also externally managed by MC Advisors; (iii) a merger or another transaction approved by the Board in which stockholders will receive cash or shares of a listed company; (iv) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (v) an orderly wind down and/or liquidation.

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of our outstanding shares of common stock on a quarterly basis. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. In addition, participation by certain investors in such repurchase offers will be subject to any applicable lock-up period pursuant to each such investor’s subscription agreement. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that we will have sufficient cash to repurchase shares on a quarterly basis or at all. Such repurchase offerings may be subject to additional limitations that will be described in detail in the applicable repurchase offer documents. For a discussion of our share repurchase program, see “— Share Repurchase Program.”

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

 Investors in the Second Private Offering will agree to not transfer or otherwise dispose of shares of our common stock purchased in the Second Private Offering until the first anniversary of such investor’s closing date, including pursuant to an offer by us to repurchase shares in a tender offer or otherwise.

SHARE REPURCHASE PROGRAM

During the year ended December 31, 2022, we commenced a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

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

We will repurchase shares from stockholders pursuant to written tenders on terms and conditions that the Board determines to be fair to us and to all stockholders. When the Board determines that we will repurchase shares, notice will be provided to stockholders describing the terms of the offer, containing information stockholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Stockholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain our most recent net asset value per share by viewing the documents we file with the SEC, through its EDGAR page at http://www.sec.gov. However, the per share purchase price used in our repurchase offers will generally reflect our net asset value per share as determined within 48 hours of the expiration of the repurchase offer, so stockholders will not know the exact price of shares in the tender offer when they make their decision whether to tender their shares.

Repurchases of shares from stockholders by us will be paid in cash promptly after the determination of the relevant net asset value per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from stockholders by the applicable repurchase offer deadline. We do not impose any charges in connection with repurchases of shares.

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

We will be subject to a 4% U.S. nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For the years ended December 31, 2022, 2021 and 2020, we recorded $0.1 million, ($1) thousand and $72 thousand on our consolidated statements of operations for U.S. federal excise taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

•	no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or a “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in its income, we will be required to distribute such income to maintain RIC tax treatment and avoid application of the 4% U.S. federal excise tax regardless of whether or not the CFC makes an actual distribution during such year.

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

Although we do not expect to do so, we are authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for U.S. federal income tax and the 4% U.S. federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and certain relief provisions are not available, we will be subject to U.S. federal income tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to U.S. federal income tax at corporate rates, reducing the amount available to be distributed to our stockholders. See “Failure to Qualify as a RIC” below for more information.

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

Failure to Qualify as a RIC

If we fail the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which, among other things may require us to pay certain U.S. federal income taxes or to dispose of certain assets). If we are unable to qualify for treatment as a RIC and are unable to cure the failure, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. In the event of such a failure to qualify, distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to U.S. federal income tax at corporate rates on such built-in gains if and when recognized over the next five years (or shorter applicable period). Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(a)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

•	is controlled by a BDC or a group of companies including a BDC, and such BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(b)	Securities of any eligible portfolio company that we control.

(c)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization, or, if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity securities of the eligible portfolio company.

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(f)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

SENIOR SECURITIES

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and term loan credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

On October 15, 2014, we, along with MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On January 10, 2023, we received an amendment to our existing exemptive relief order to permit us to, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this amended exemptive relief, such affiliated funds that are private funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31, 2022, affiliates of MC Advisors manage other assets in 12 closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. The exemptive relief received by MC Advisors and affiliates from the SEC on October 15, 2014 permits greater flexibility relating to co-investments, subject to certain conditions. On January 10, 2023, we received an amendment to our existing exemptive relief order to permit us to, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this amended exemptive relief, such affiliated funds that are private funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

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

Summary Risk Factors

Risks Relating to Our Business and Structure

•	We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

•	Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of MC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.

•	Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.

•	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•	We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

•	An extended disruption in the capital markets and the credit markets could negatively affect us and our portfolio companies.

•	Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

•	We maintain a revolving credit facility and term loan credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

•	The interest rates of our revolving and term loan credit facilities and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

•	We are exposed to risks associated with changes in interest rates.

•	Many of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.

•	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

•	We are currently operating in a period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.

•	The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

Risks Related to Our Investments

•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•	Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•	Our portfolio companies consists primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

•	We may be subject to risks associated with our investments in senior loans, junior debt securities, “covenant-lite” loans, unitranche secured loans and securities, bank loans, and securitized products.

•	The lack of liquidity in our investments may adversely affect our business.

•	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

•	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

•	Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

•	Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

•	Defaults by our portfolio companies will harm our operating results.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•	Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

Risks Relating to Our Common Stock

•	There is currently no public market for our stock, and the liquidity of your investment is limited.

•	Although we adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

•	The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

•	We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

•	We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

•	We may defer dividends to a subsequent taxable year.

•	For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

•	Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

Risks Relating to Our Business and Structure

We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Solimene Jr. and Egan who comprise the Company’s investment committee. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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

The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Solimene Jr. and Egan, who comprise the Company’s investment committee, have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.

As of December 31, 2022, MC Advisors manages other assets in MRCC, and affiliates of MC Advisors manage other assets in 12 closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, exemptive relief granted to MC Advisors and our affiliates by the SEC on October 15, 2014, as amended on January 10, 2023, and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. The allocation policy further provides that allocations among us and these other funds are generally made in proportion to the relative amounts of capital available for new investments taking into account the Allocation Criteria. We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We have elected to be treated as a RIC under Subchapter M of the Code, have qualified and intend to continue to qualify to be treated as a RIC; however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To receive RIC tax treatment under the Code, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

An extended disruption in the capital markets and the credit markets could negatively affect us and our portfolio companies.

As a BDC, it is necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the private capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The private capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry, including the bankruptcy of, the acquisition of, or government intervention in the affairs of financial institutions, and the impact of new legislation in response to those conditions could restrict our business operations or the business operations of our portfolio companies and could adversely impact our results of operations and financial condition or results of operations and financial condition of our portfolio companies.

We may need additional capital to fund new investments and grow our portfolio of investments. As such, we are offering our common stock in a continuous private offering pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended, and have entered into several forms of leverage in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market-to-market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments.

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

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.

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

We maintain a revolving credit facility and term loan credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

We maintain a revolving credit facility and term loan credit facility and use other borrowed funds and may borrow additional money, which is generally considered a speculative investment technique. As a result:

•	our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness would not be available for such distributions;

•	any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;

•	our revolving credit facility and term loan credit facility with KeyBank National Association, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants; and

•	we bear the cost of issuing and paying interest on the revolving credit facility and term loan credit facility, which costs are entirely borne by our common stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-26.52%	-16.29%	-6.06%	4.17%	14.40%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $1.5 billion in total assets, $789.7 million in debt outstanding, of which $763.4 million is senior securities outstanding, $754.9 million in net assets and an average cost of funds of 5.79%, which was the weighted average interest rate of borrowings on our revolving credit facility, term loan credit facility, and ABS Notes as of December 31, 2022. The interest rates on our revolving credit facility and term loan credit facility are variable rates. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total portfolio assets of at least 2.96%.

Provisions in our credit facilities may limit discretion.

At our discretion, we utilize the leverage available under our credit facilities for investment and operating purposes. Additionally, we may in the future enter into additional credit facilities. To the extent we continue to borrow money to make investments, such underlying credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A substantial amount of our assets are subject to security interests under our revolving and term loan credit facilities and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2022, a substantial portion of our assets were held in MC Income Plus Financing SPV, LLC (the “SPV”) and MC Income Plus Financing SPV II, LLC (the “SPV II”), our wholly owned subsidiaries, and were pledged as collateral under our revolving and term loan credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our revolving and term loan credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.

We are subject to certain risks in connection with securitization transactions.

In addition to issuing securities to raise capital, we entered into a securitization transaction and we may enter into additional securitization transactions to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity, but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would have no direct ability to enforce the payment obligations on the loans contributed to the securitization vehicle. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid. Any fee payable under any servicing or collateral management agreement in respect of the securitization would be offset in an amount equal to the base management fee payable under the Investment Advisory Agreement.

As part of the securitization transaction, we would likely enter into an agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the securitization vehicle in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold.

The structure of a securitization transaction is intended to prevent, in the event of our bankruptcy, the consolidation of the securitization vehicle with our operations. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the securitization vehicle for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the securitization transaction, which would equal the full amount of debt of the securitization vehicle reflected on our consolidated balance sheet.

Recourse to us by the securitization vehicle would be limited and generally consistent with the terms of other similarly structured finance transactions. In a securitization transaction, we would sell and/or contribute to the securitization vehicle all of our ownership interest in certain of our portfolio loans and participations for the purchase price and other consideration set forth in the securitization agreement. This transfer would be structured by its terms to provide limited recourse to us by the securitization vehicle relating to certain representations and warranties with respect to certain characteristics including title and quality of the portfolio loans that were transferred to the securitization vehicle. If we breached these representations and warranties and such breach materially and adversely affected the value of the portfolio loans or the interests of holders of notes issued by the securitization vehicle, then we could be required to (a) cure such breach in all material respects, (b) repurchase the portfolio loan or loans subject to such breach or (c) remove the portfolio loan or loans subject to such breach from the pool of loans and other assets held by the securitization vehicle and substitute a portfolio loan or loans that meet the requirements of the securitization documents. This repurchase and substitution obligation of us would constitute the sole remedy available against us for any breach of a representation or warranty related to the portfolio loans transferred to the securitization vehicle.

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

The interest rates of our revolving and term loan credit facilities and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes, including the discontinuation of LIBOR.

The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

Most of our new investments are indexed to SOFR; however, we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, will need to be renegotiated to replace LIBOR with an alternative reference rate. Following the replacement of LIBOR, some or all of our credit agreements with our portfolio companies may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.

In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for the reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

To the extent that we continue to make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the incentive fee payable to the Adviser.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital.

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

Many of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the value of our common stock.

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

The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general that will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. It is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, MC Advisors and our portfolio companies.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.

We are currently operating in a period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of Monroe Capital employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or MC Advisors or certain of its affiliates, fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation, See “We are exposed to risks associated with changes in interest rates.”

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

In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.

In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized losses. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, our investments in the Healthcare & Pharmaceuticals; Services: Business; and High Tech Industries represented approximately 14.4%, 12.6% and 12.3% respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Policy changes on the local, state and federal level, such as the expansion of the government’s role in these industries and changes to tax laws affecting these industries, could fundamentally change the dynamics of these industries. We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2022, PIK interest and PIK dividends comprised approximately 6.5% and 0.4% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

We intend to use commercially reasonable efforts to raise the cash needed to repurchase up to 5% of outstanding shares of our common stock on a quarterly basis. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. In addition, investor participation in such repurchase offers will be subject to any applicable lock-up period pursuant to such investor’s subscription agreement. We anticipate that the majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, we are required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan. Consequently, there can be no assurance that we will have sufficient cash to repurchase shares of our common stock on a quarterly basis or at all. The timing and number of shares to be repurchased will depend on a number of factors, including repayment of investments by our portfolio companies and our ability to incur leverage to fund repurchases and no assurances can be given that any common stock, or any particular amount, will be repurchased.

Additionally, investors in the Second Private Offering will agree not to transfer or otherwise dispose of shares of our common stock purchased in the Second Private Offering until the first anniversary of such investor’s Closing Date, including pursuant to an offer by us to repurchase shares of common stock in a tender offer or otherwise.

Although we adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

Although we generally intend to repurchase up to 5% of our total outstanding shares quarterly, the Board may not approve share repurchases, and any approval is in the Board’s discretion. You may not be able to sell your shares at all in the event the Board does not approve share repurchases, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Articles of Amendment and Restatement or otherwise to effect a liquidity event at any time. The share repurchase program has many limitations and will be subject to compliance with applicable covenants and restrictions under our financing arrangements and regulatory restrictions, and should not be relied upon as a method to sell shares promptly or at a desired price.

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

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s adjusted tax basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders that elect to participate in such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal U.S. federal ordinary income tax rate is 37%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend U.S. federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the U.S. preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to an individual U.S. stockholder as long-term capital gains currently at a maximum U.S. federal tax rate of 20%.

As a result of receiving dividends in the form of our common stock, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of shares of our common stock.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of U.S. federal income tax, we will need to make sufficient distributions, a portion of which may be paid in shares of our common stock, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

We may defer dividend payments to a subsequent taxable year.

As a BDC, we will not be required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains recognized for preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; Boston, Massachusetts; Miami, Florida; Naples, Florida; and Seoul, South Korea. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser is currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. As of March 14, 2023, there were 3,750 holders of record of our common stock. Except as previously reported by us on our current reports on Form 8-K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of December 31, 2022, our portfolio included approximately 85.1% senior secured loans, 8.7% unitranche secured loans, 3.0% junior secured loans and 3.2% equity securities, compared to December 31, 2021, our portfolio included approximately 90.5% senior secured loans, 4.3% unitranche secured loans, 2.6% junior secured loans and 2.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
March 15, 2022	$10.10	12,173,590	122,953
May 17, 2022	$10.16	8,022,706	81,511
August 16, 2022	$10.10	8,681,792	87,686
November 15, 2022	$10.10	8,895,565	89,845
Total		59,914,707	$601,748

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

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the year ended December 31, 2022 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	$10.16	333,527	3,389
September 16, 2022	$10.10	139,216	1,406
December 15, 2022	$10.10	208,828	2,110
Total		1,323,211	$13,385

There were no shares repurchased prior to January 1, 2022.

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

Portfolio and Investment Activity

During the year ended December 31, 2022, we invested $706.0 million in 63 new portfolio companies, $195.5 million in 57 existing portfolio companies and had ($140.6) million in aggregate amount of sales and principal repayments, resulting in net investments of $761.0 million for the year.

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

The following table shows portfolio yield by security type:

	December 31, 2022		December 31, 2021
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.8%	10.8%	7.6%	7.6%
Unitranche secured loans	11.0	11.3	7.9	8.4
Junior secured loans	11.9	11.9	11.4	11.4
Equity securities	6.6	6.6	8.6	8.6
Total	10.8%	10.8%	7.6%	7.6%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$1,250,788	85.1%	$638,120	90.5%
Unitranche secured loans	127,378	8.7	30,161	4.3
Junior secured loans	44,469	3.0	18,580	2.6
Equity securities	46,361	3.2	18,029	2.6
Total	$1,468,996	100.0%	$704,890	100.0%

Our portfolio composition at December 31, 2022 remained relatively consistent with our portfolio composition at December 31, 2021. Our effective yields at December 31, 2022 increased from December 31, 2021, driven primarily by increases in LIBOR and SOFR. All of our loans were above the interest rate floors at December 31, 2022.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$21,049	1.4%	$22,358	3.2%
Automotive	38,843	2.7	25,864	3.7
Banking	37,979	2.6	9,606	1.4
Beverage, Food & Tobacco	16,439	1.1	19,032	2.7
Capital Equipment	56,074	3.8	10,270	1.4
Construction & Building	34,877	2.4	19,202	2.7
Consumer Goods: Durable	40,357	2.7	18,420	2.6
Consumer Goods: Non-Durable	32,843	2.2	24,777	3.5
Containers, Packaging & Glass	11,675	0.8	2,029	0.3
Energy: Oil & Gas	3,597	0.2	3,591	0.5
Environmental Industries	31,457	2.1	13,271	1.9
FIRE: Finance	66,639	4.5	27,505	3.9
FIRE: Insurance	9,641	0.7	—	—
FIRE: Real Estate	71,154	4.8	43,066	6.1
Healthcare & Pharmaceuticals	210,831	14.4	78,589	11.1
High Tech Industries	180,823	12.3	81,220	11.5
Hotels, Gaming & Leisure	2,331	0.2	2,318	0.3
Media: Advertising, Printing & Publishing	129,362	8.8	78,300	11.1
Media: Broadcasting & Subscription	2,019	0.1	1,859	0.3
Media: Diversified & Production	46,348	3.2	34,428	4.9
Services: Business	184,535	12.6	93,582	13.3
Services: Consumer	77,998	5.3	37,319	5.3
Telecommunications	36,415	2.5	40,656	5.8
Transportation: Cargo	97,153	6.6	14,646	2.1
Wholesale	28,557	2.0	2,982	0.4
Total	$1,468,996	100.0%	$704,890	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	1,396,200	95.0
3	72,190	4.9
4	606	0.1
5	—	—
Total	$1,468,996	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	693,017	98.3
3	11,459	1.6
4	414	0.1
5	—	—
Total	$704,890	100.0%

As of both December 31, 2022 and 2021, there were no borrowers with a loan or preferred equity securities on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Total investment income	$91,675	$32,133	$13,076
Total operating expenses, net of fee waivers	41,690	14,405	4,019
Net investment income before income taxes	49,985	17,728	9,057
Income taxes, including excise taxes	169	(1)	72
Net investment income	49,816	17,729	8,985
Net realized gain (loss) on investments	(17)	488	15
Net realized gain (loss) on foreign currency forward contracts	664	29	—
Net realized gain (loss) on foreign currency and other transactions	(4)	(47)	31
Net realized gain (loss)	643	470	46
Net change in unrealized gain (loss) on investments	(5,330)	8,982	(884)
Net change in unrealized gain (loss) on foreign currency forward contracts	711	742	(157)
Net unrealized gain (loss) on foreign currency and other transactions	1	—	—
Net change in unrealized gain (loss)	(4,618)	9,724	(1,041)
Net increase (decrease) in net assets resulting from operations	$45,841	$27,923	$7,990

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Interest income	$78,960	$27,327	$11,643
PIK interest income	5,920	1,298	295
Dividend income (1)	501	239	60
Fee income	2,182	1,107	187
Prepayment gain (loss)	1,496	1,166	279
Accretion of discounts and amortization of premium	2,616	996	612
Total investment income	$91,675	$32,133	$13,076

(1)	During the years ended December 31, 2022, 2021 and 2020, dividend income includes PIK dividends of $358, $176 and $59, respectively.

The increase in investment income of $59.5 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily the result of an increase in interest income due to the growth of our investment portfolio and increases in effective rates on the portfolio as a result of the rising interest rate environment. The increase in investment income of $19.1 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily due to growth in the portfolio.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Interest and other debt financing expenses	$21,734	$6,036	$2,161
Base management fees, net of base management fee waivers (1)	11,310	4,602	869
Incentive fees, net of incentive fee waivers (2)	4,876	2,009	(132)
Professional fees	1,656	587	434
Administrative service fees	1,132	560	332
General and administrative expenses	900	551	295
Directors’ fees	82	60	60
Total operating expenses, net of fee waivers	$41,690	$14,405	$4,019

(1)	Base management fees for the years ended December 31, 2022, 2021 and 2020 were $13,011, $6,027 and $2,399, respectively. MC Advisors elected to voluntarily waive $1,701, $1,425 and $1,530 of such base management fees for years ended December 31, 2022, 2021 and 2020, respectively. Such waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the year ended December 31, 2022 were $6,344, comprised of part one incentive fees of $7,080 and a return of part two capital gains incentive fees previously accrued of ($736). Pursuant to the fee waiver letter, MC Advisors elected to voluntarily waive the part one incentive fees of $1,468 during the year ended December 31, 2022. Incentive fees for the year ended December 31, 2021 were $4,449, comprised of part one incentive fees of $2,937 and part two capital gains incentive fees of $1,512. MC Advisors elected to voluntarily waive the part one incentive fees of $2,440 for the year ended December 31, 2021. Incentive fees for the year ended December 31, 2020 were $1,179, comprised of part one incentive fees of $1,311 and a return of part two capital gains incentive fees previously accrued of ($132). MC Advisors elected to voluntarily waive the part one incentive fees of $1,311 for the year ended December 31, 2020. Such waivers are not subject to recoupment by MC Advisors. Except with respect to the permanent waiver agreed to by MC Advisors pursuant to the fee waiver letter, there is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Interest expense – Credit Facility	$9,799	$5,129	$1,868
Interest expense – Term Loan	224	—	—
Interest expense – 2022 ABS	9,448	—	—
Amortization of deferred financing costs	2,263	907	293
Total interest and other debt financing expenses	$21,734	$6,036	$2,161
Average debt outstanding	409,913	140,127	49,171
Average stated interest rate	4.7%	3.6%	3.8%

The increase in operating expenses of $27.3 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily a result of an increase in interest expense as average borrowings increased to support the growth of the portfolio and an increase in base management and incentive fees, net of fee waivers. The increase in operating expenses of $10.4 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily the result of an increase in interest expense on our Credit Facility as average borrowings increased to support the growth of the portfolio and an increase in base management fees and incentive fees, net of fee waivers.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2022, 2021 and 2020, we recorded a net expense on the consolidated statements of operations of $0.1 million, ($1) thousand and $72 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2022, 2021 and 2020, we recorded a net tax expense of $43 thousand, zero and zero, respectively on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the years ended December 31, 2022, 2021 and 2020, we had sales of investments of $15.8 million, $9.1 million and $1.9 million, respectively, resulting in ($17) thousand, $0.5 million and $15 thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2022, 2021 and 2020, we had $0.7 million, $29 thousand and zero of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2022, 2021 and 2020, we had ($4) thousand, ($47) thousand and $31 thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2022, 2021 and 2020, our investments had ($5.3) million, $9.0 million and ($0.9) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year.

During the year ended December 31, 2022, the net change in unrealized loss on investments was primarily attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of December 31, 2022 of $4.1 million. Additionally, overall market volatility and spread widening in the loan market contributed to the net unrealized loss on investments.

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

For the years ended December 31, 2022, 2021 and 2020, our foreign currency forward contracts had $0.7 million, $0.7 million and ($0.2) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2022, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $45.8 million, $27.9 million and $8.0 million, respectively. Based on the weighted average shares of common stock outstanding years ended December 31, 2022, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $0.83, $1.20 and $0.75, respectively. The $17.9 million increase during the year ended December 31, 2022, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of the rising interest rate environment. The increases in net investment income were partially offset by net unrealized mark-to-market losses on investments during the year ended December 31, 2022. The $19.9 million increase during the year ended December 31, 2021, is primarily the result of increased net investment income due to the significant portfolio growth and net unrealized mark-to-market gains on investments in the portfolio. The $4.8 million increase during the year ended December 31, 2020, is primarily as a result of an increase in net investment income, partially offset by an increase in net mark-to-market losses on investments in the portfolio primarily due to the COVID-19 pandemic.

Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of private offerings, (ii) cash flows from our operations, and (iii) borrowings under our existing leverage facilities and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying MC Advisors and reimbursements to MC Management), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program and (v) cash distributions to our stockholders.

As of December 31, 2022, we had $5.7 million in cash, $26.7 million in restricted cash at MC Income Plus Financing SPV LLC (the “SPV”), $0.4 million in restricted cash at MC Income Plus Financing SPV II LLC (the “SPV II”), $19.4 million in restricted cash at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”). Additionally, we had $357.4 million debt outstanding on our Credit Facility, $100.0 million on our Term Loan and $306.0 million debt outstanding on our 2022 ABS. We had $92.6 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 199% and 206%, respectively.

Cash Flows

For the year ended December 31, 2022, we experienced a net increase in cash and restricted cash of $38.2 million. For the year ended December 31, 2022, we used $705.6 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments. During the same period, we generated $743.8 million from financing activities, primarily as a result of net borrowings on our debt facilities and the proceeds from issuance of common stock, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of December 31, 2022 and 2021, we had 74,533,202 and 36,565,162 shares outstanding, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the years ended December 31, 2022, 2021 and 2020 totaled $44.3 million ($0.82 per share), $21.7 million ($1.00 per share) and $6.2 million ($0.60 per share), respectively, of which zero, $0.4 million and zero represented return of capital, respectively. The tax character of such distributions is determined at the end of the fiscal year.

We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. See Note 10 to our consolidated financial statements for additional information on our distributions.

Borrowings

Our outstanding debt as of December 31, 2022 and 2021 was as follows (in thousands):

	As of December 31,
	2022					2021
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Credit Facility	$450,000		$357,400	$354,904	(2)	$450,000	$348,600	$344,985	(2)
Term Loan	100,000		100,000	98,953	(3)	N/A	N/A	N/A
2022 ABS	306,000	(4)	306,000	297,629	(5)	N/A	N/A	N/A
Total	$856,000		$763,400	$751,486		$450,000	$348,600	$344,985

(1) Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2) Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of December 31, 2022 and 2021, the total unamortized debt issuance costs was $2.5 million and $3.6 million, respectively.

(3) Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of December 31, 2022, the total unamortized debt issuance costs was $1.0 million.

(4) Class C Senior Secured Notes and Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

(5) Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of December 31, 2022, the total unamortized debt issuance costs was $8.4 million.

Revolving Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2022 and December 31, 2021, the fair value of our investments held in the SPV as collateral for the Credit Facility was $691.2 million and $616.0 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of December 31, 2022 and December 31, 2021, we had outstanding borrowings under the Credit Facility of $357.4 million and $348.6 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of December 31, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 6.9% and 3.3%, respectively.

Term Loan: On December 20, 2022, we entered into a senior secured term credit facility (the “Term Loan”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV II (“SPV II”) as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more additional lenders. As of December 31, 2022, we had outstanding borrowings under the Term Loan of $100.0 million. As of December 31, 2022 the fair value of our investments held in SPV II as collateral for the Term Loan was $141.4 million, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 6.7%.

During the year ended December 31, 2022, we incurred financing costs of $1.1 million in conjunction with the Term Loan, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the loan.

Under the terms of the Term Loan, pursuant to a monthly waterfall and subject to the satisfaction of certain coverage tests and portfolio quality tests, SPV II is permitted to reinvest 25% of principal proceeds during the initial period, with the remaining 75% applied to prepay the Term Loan. During the amortization period, pursuant to a monthly waterfall, 100% of principal proceeds must be applied to prepay the Term Loan. The Term Loan contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The Term Loan also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees, breach of covenants, voluntary or involuntary bankruptcy proceedings and change of control of the borrower.

Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). We retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of December 31, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of December 31, 2022, the fair value of our investments held in the 2022 Issuer as collateral was $410.2 million and these investments are identified on the accompanying consolidated schedule of investments.

Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

During the year ended December 31, 2022, we incurred financing costs of $9.0 million in conjunction with the 2022 ABS, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the notes.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table shows our significant contractual payment obligations for repayment as of December 31, 2022 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility	$357,400	$—	$—	$357,400	$—
Term Loan	100,000	—	—	100,000	—
2022 ABS	306,000	—	—	—	306,000
Unfunded commitments (1)	319,237	319,237	—	—	—
Total contractual obligations	$1,082,637	$319,237	$—	$457,400	$306,000

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2022. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2022.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2022 and December 31, 2021, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $319.2 million and $125.2 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of December 31, 2022. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

Market Environment: We believe that middle market investments are attractive in the current uncertain market environment where inflationary pressures have reached historical highs and where we are enduring a rate-hiking regime. Directly originated middle market loans have demonstrated the ability to outperform competing asset classes through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the rising rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, middle market direct lending has historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending offers a natural hedge to rising rates with floating rate structures that benefit from higher interest rates. Further, we believe that middle market direct lending provides broad diversification, a mitigant to an environment where there is increased risk of default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks and in the broadly syndicated markets. In the fourth quarter alone, the volume of leveraged buyouts (“LBO”) financed in the direct lending market was 8.2 times higher than the volume of syndicated LBOs, and 4.1 times higher for the full year 2022. Alongside retracting valuations, the middle market also saw a consistent trend toward lower leverage and loan-to-value structures coupled with increase spreads.(2) That said, we note that a softening macroeconomic environment, the lingering effect of inflationary pressure and supply chain disruption and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.

(1)	As of December 31, 2022. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index, Bloomberg Barclays Indices for US IG Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)	Refinitiv LPC’s 4Q22 Sponsored Middle Market Private Deals Analysis – January 2023.

Recent Developments

Distributions: On January 13, 2023, our Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 31, 2023	$0.0834
February 15, 2023	March 31, 2023	0.0833
March 15, 2023	March 31, 2023	0.0833
Total dividends declared		$0.2500

On February 3, 2023, we increased the facility amount pursuant to the accordion feature of the Term Loan from $100.0 million of aggregate commitments to $155.0 million of aggregate commitments and we borrowed up to the new aggregate commitments under the Term Loan.

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

Under the valuation policy, we value investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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

As of December 31, 2022, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the year ended December 31, 2022, we accrued capital gains incentive fees of $0.1 million, which was payable to MC Advisors as a result of net realized gains. Additionally, we reversed $0.8 million of previously accrued capital gains incentive fees based on net unrealized losses and the reduction in the incentive fee rate. This resulted in a net $0.7 million reversal of previously accrued capital gains incentive fees during the year. During the year ended December 31, 2021, we accrued capital gains incentive fees of $1.5 million based on the performance of our portfolio, $78 thousand of which was payable to MC Advisors as a result of realized gains. The remaining $1.4 million was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the year ended December 31, 2020, we reversed $0.1 million of previously recorded accrual of capital gains incentive fee based on the performance of our portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. Uncertainty with respect to the economic effects of the COVID-19 pandemic and the Russian invasion of Ukraine have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and the Russian invasion of Ukraine and their potential impact on our business and our operating results, see Part I, Item 1A. “Risk Factors — Risks Relating to Our Business and Structure — The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” and “Risk Factors — Risks Relating to Our Business and Structure — “The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.”

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

Interest Rate Risk

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR or SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility and Term Loan have a floating interest rate provision, whereas our Secured 2022 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$(3,495)	$(1,144)	$(2,351)
Up 100 basis points	14,704	5,544	9,160
Up 200 basis points	28,680	10,118	18,562
Up 300 basis points	42,637	14,692	27,945

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Credit Facility, Term Loan or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Currency Risk

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of December 31, 2022, we had foreign currency forward contracts in place for CAD 34.6 million and AUD 17.4 million associated with future principal and interest payments on certain investments.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for new public reporting companies.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2022. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

(a) (1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of

Monroe Capital Income Plus Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Income Plus Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodians, brokers and/or the underlying investees, or by other appropriate auditing procedures where replies from the custodians, brokers and/or the underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor of one or more investment companies managed by Monroe Capital BDC Advisors, LLC (the Investment Advisor) or its affiliates since 2011.

Chicago, Illinois

March 15, 2023

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$1,429,808	$693,036
Non-controlled affiliate company investments	39,188	11,854
Total investments, at fair value (amortized cost of: $1,465,352 and $695,916, respectively)	1,468,996	704,890
Cash	5,716	4,998
Restricted cash	46,488	8,973
Unrealized gain on foreign currency forward contracts	1,296	585
Interest receivable	12,656	4,803
Other assets	9,490	12
Total assets	1,544,642	724,261

LIABILITIES
Debt	763,400	348,600
Less: Unamortized deferred financing costs	(11,914)	(3,615)
Debt, less unamortized deferred financing costs	751,486	344,985
Interest payable	7,289	2,184
Payable for unsettled trades	13,690	—
Management fees payable	4,252	2,366
Incentive fees payable	3,304	1,808
Accounts payable and accrued expenses	9,705	3,470
Total liabilities	789,726	354,813
Net assets	$754,916	$369,448

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 74,533 and 36,565 shares issued and outstanding, respectively	$75	$37
Capital in excess of par value	744,404	360,955
Accumulated undistributed (overdistributed) earnings	10,437	8,456
Total net assets	$754,916	$369,448

Net asset value per share	$10.13	$10.10

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$84,540	$30,731	$12,781
Payment-in-kind interest income	5,920	1,298	295
Total investment income from non-controlled/non-affiliate company investments	90,460	32,029	13,076
Non-controlled affiliate company investments:
Interest income	1,215	104	—
Total investment income from non-controlled affiliate company investments	1,215	104	—
Total investment income	91,675	32,133	13,076

Operating expenses:
Interest and other debt financing expenses	21,734	6,036	2,161
Base management fees	13,011	6,027	2,399
Incentive fees	6,344	4,449	1,179
Professional fees	1,656	587	434
Administrative service fees	1,132	560	332
General and administrative expenses	900	551	295
Directors’ fees	82	60	60
Expenses before fee waivers	44,859	18,270	6,860
Base management fee waivers	(1,701)	(1,425)	(1,530)
Incentive fee waivers	(1,468)	(2,440)	(1,311)
Total operating expenses, net of fee waivers	41,690	14,405	4,019
Net investment income before income taxes	49,985	17,728	9,057
Income taxes, including excise taxes	169	(1)	72
Net investment income	49,816	17,729	8,985

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(17)	488	15
Foreign currency forward contracts	664	29	—
Foreign currency and other transactions	(4)	(47)	31
Net realized gain (loss)	643	470	46

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(5,634)	8,982	(884)
Non-controlled/affiliate company investments	304	—	—
Foreign currency forward contracts	711	742	(157)
Foreign currency and other transactions	1	—	—
Net change in unrealized gain (loss)	(4,618)	9,724	(1,041)

Net gain (loss)	(3,975)	10,194	(995)

Net increase (decrease) in net assets resulting from operations	$45,841	$27,923	$7,990

Per common share data:
Net investment income per share - basic and diluted	$0.90	$0.76	$0.85
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.83	$1.20	$0.75
Weighted average common shares outstanding - basic and diluted	55,418	23,221	10,631

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

				Accumulated
	Common Stock			undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2019	6,875	$7	$68,718	$20	$68,745
Net investment income	—	—	—	8,985	8,985
Net realized gain (loss)	—	—	—	46	46
Net change in unrealized gain (loss)	—	—	—	(1,041)	(1,041)
Issuance of common stock	6,735	7	64,870	—	64,877
Repurchase of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(6,219)	(6,219)
Stock issued in connection with dividend reinvestment plan	218	—	2,120	—	2,120
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(72)	72	—
Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513

Net investment income	—	$—	$—	$17,729	$17,729
Net realized gain (loss)	—	—	—	470	470
Net change in unrealized gain (loss)	—	—	—	9,724	9,724
Issuance of common stock	22,141	22	219,731	—	219,753
Repurchase of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(21,718)	(21,718)
Stock issued in connection with dividend reinvestment plan	596	1	5,976	—	5,977
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(388)	388	—
Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448

Net investment income	—	$—	$—	$49,816	$49,816
Net realized gain (loss)	—	—	—	643	643
Net change in unrealized gain (loss)	—	—	—	(4,618)	(4,618)
Issuance of common stock	37,774	38	381,957	—	381,995
Repurchase of common stock	(1,323)	(2)	(13,383)	—	(13,385)
Distributions declared to stockholders	—	—	—	(44,332)	(44,332)
Stock issued in connection with dividend reinvestment plan	1,517	2	15,347	—	15,349
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(472)	472	—
Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$45,841	$27,923	$7,990
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	17	(488)	(15)
Net realized (gain) loss on foreign currency forward contracts	(664)	(29)	—
Net realized (gain) loss on foreign currency and other transactions	4	47	(31)
Net change in unrealized (gain) loss on investments	5,330	(8,982)	884
Net change in unrealized (gain) loss on foreign currency forward contracts	(711)	(742)	157
Net change in unrealized (gain) loss on foreign currency and other transactions	(1)	—	—
Payment-in-kind interest income	(5,920)	(1,298)	(295)
Net accretion of discounts and amortization of premiums	(2,616)	(996)	(612)
Purchases of investments	(901,557)	(592,142)	(117,388)
Proceeds from principal payments and sale of investments and settlement of forward contracts	141,304	89,181	28,097
Amortization of deferred financing costs	2,263	907	293
Changes in operating assets and liabilities:
Interest receivable	(7,853)	(3,904)	(485)
Due from affiliates	—	—	14
Other assets	(9,478)	179	(185)
Interest payable	5,105	1,758	129
Payable for unsettled trades	13,690	—	(2,796)
Management fees payable	1,886	2,273	(209)
Incentive fees payable	1,496	1,808	(132)
Accounts payable and accrued expenses	6,235	2,274	666
Net cash provided by (used in) operating activities	(705,629)	(482,231)	(83,918)

Cash flows from financing activities:
Borrowings of 2022 ABS	306,000	—	—
Borrowings on Term Loan	100,000	—	—
Borrowings on Credit Facility	951,900	591,500	115,500
Repayments of Credit Facility	(943,100)	(301,800)	(87,800)
Payments of deferred financing costs	(10,562)	(3,583)	(1,148)
Proceeds from issuance of common shares	381,995	219,753	64,877
Repurchase of common stock	(13,385)	—	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $15,349, $5,977 and $2,120, respectively)	(28,983)	(15,741)	(5,486)
Net cash provided by (used in) financing activities	743,865	490,129	85,943

Net increase (decrease) in Cash and Restricted cash	38,236	7,898	2,025
Effect of foreign currency exchange rates	(3)	(47)	31
Cash and Restricted cash, beginning of year	13,971	6,120	4,064
Cash and Restricted cash, end of year	$52,204	$13,971	$6,120

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$14,366	$3,371	$1,739
Cash paid for income taxes, including excise taxes, during the year	$111	$—	$25

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash	$5,716	$4,998	$2,443
Restricted cash	46,488	8,973	3,677
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$52,204	$13,971	$6,120

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	L	4.25%	8.98%	5/2/2019	5/8/2026	1,641	$1,636	$1,308	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	7/25/2019	7/25/2025	1,935	1,915	1,918	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	12/24/2019	7/25/2025	1,010	999	1,001	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	2/17/2021	7/25/2025	1,747	1,745	1,732	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	6/15/2021	7/25/2025	1,024	1,008	1,015	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	8/10/2021	7/25/2025	1,000	986	991	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	L	6.00%	10.38%	7/25/2019	7/25/2024	316	71	71	0.0%
						8,673	8,360	8,036	1.1%
Automotive
Born To Run, LLC (~~) (~~~)	L	6.00%	10.73%	4/1/2021	4/1/2027	8,865	8,729	8,531	1.1%
Born To Run, LLC (~~)	L	6.00%	10.73%	4/1/2021	4/1/2027	1,207	1,207	1,162	0.2%
Burgess Point Purchaser Corporation (fka BBB Industries LLC) (~)	SF	5.35%	9.67%	6/30/2022	7/25/2029	5,000	4,519	4,563	0.6%
Lifted Trucks Holdings, LLC (~~) (~~~)	L	5.75%	9.49%	8/2/2021	8/2/2027	9,900	9,737	9,771	1.3%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L	5.75%	9.49%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	9.49%	8/2/2021	8/2/2027	2,381	—	—	0.0%
Panda Acquisition, LLC (~)	SF	6.35%	10.28%	12/20/2022	10/18/2028	10,000	8,201	8,200	1.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	7/8/2022	12/14/2026	128	125	128	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	3,383	3,361	3,379	0.4%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	628	628	627	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	501	501	501	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	557	557	556	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	714	714	714	0.1%
						45,264	38,279	38,132	5.1%
Banking
MV Receivables II, LLC (<)	L	9.75%	13.87%	7/29/2021	7/29/2026	10,144	9,691	9,960	1.3%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.48%	1/12/2021	1/12/2027	3,000	2,957	2,951	0.4%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.48%	10/12/2021	1/12/2027	503	495	495	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.14%	1/12/2021	1/12/2027	484	121	119	0.0%
						14,131	13,264	13,525	1.8%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (~) (~~)	L	5.50%	9.89%	10/18/2019	10/18/2024	5,037	4,997	4,984	0.7%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (~)	L	5.50%	9.91%	10/18/2019	10/18/2024	285	285	282	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (Revolver) (*)	L	5.50%	10.23%	10/18/2019	10/18/2024	1,286	1,020	1,009	0.1%
LVF Holdings, Inc. (~)	L	6.25%	8.45%	6/10/2021	6/10/2027	3,456	3,402	3,353	0.5%
LVF Holdings, Inc. (~)	L	6.25%	8.45%	6/10/2021	6/10/2027	3,308	3,308	3,208	0.4%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	8.45%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	6/10/2021	6/10/2027	554	366	355	0.1%
LX/JT Intermediate Holdings, Inc. (~)	SF	6.00%	10.42%	3/11/2020	3/11/2025	3,281	3,248	3,237	0.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.42%	3/11/2020	3/11/2025	500	—	—	0.0%
						18,509	16,626	16,428	2.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Capital Equipment
Adept AG Holdings, LLC (~~~)	SF	5.50%	10.21%	8/11/2022	8/11/2027	6,484	$6,362	$6,445	0.9%
Adept AG Holdings, LLC (<) (a)	SF	5.75%	10.46%	8/11/2022	8/11/2027	10,788	10,685	10,724	1.4%
Adept AG Holdings, LLC	SF	5.50%	9.92%	8/11/2022	8/11/2027	1,625	1,625	1,615	0.2%
Adept AG Holdings, LLC (Revolver) (<) (*) (a)	SF	5.75%	10.46%	8/11/2022	8/11/2027	1,079	—	—	0.0%
Adept AG Holdings, LLC (Revolver) (*)	SF	5.50%	10.21%	8/11/2022	8/11/2027	1,300	—	—	0.0%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%	9/9/2022	12/17/2026	8,944	8,692	8,944	1.2%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%	9/30/2022	12/17/2026	5,691	5,556	5,691	0.8%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%	9/9/2022	12/17/2026	10,890	10,583	10,890	1.4%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.50%	11.06%	2/28/2020	11/28/2025	7,777	7,691	7,789	1.0%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.50%	11.06%	12/29/2021	11/28/2025	2,378	2,341	2,381	0.3%
MCP Shaw Acquisitionco, LLC (~~~)	SF	6.50%	11.06%	12/29/2021	11/28/2025	782	782	783	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.50%	11.06%	2/28/2020	11/28/2025	1,427	—	—	0.0%
						59,165	54,317	55,262	7.3%
Construction & Building
Premier Roofing L.L.C. (~)	L	8.50%	12.23% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,450	3,411	3,392	0.5%
Premier Roofing L.L.C. (Revolver) (*)	L	8.50%	12.23% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,204	965	948	0.1%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	9.94%	4/19/2021	4/17/2026	4,433	4,378	4,438	0.6%
TCFIII Owl Buyer LLC (~~~)	SF	5.50%	9.94%	4/19/2021	4/17/2026	5,412	5,412	5,419	0.7%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	9.94%	12/17/2021	4/17/2026	4,857	4,789	4,863	0.6%
						19,356	18,955	19,060	2.5%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.50%	9.74%	8/3/2021	8/3/2026	12,375	12,186	12,220	1.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	9.74%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	L	6.75%	10.87%	8/4/2021	8/4/2026	5,431	5,347	5,295	0.7%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	10.87%	8/4/2021	8/4/2026	743	—	—	0.0%
						21,513	17,533	17,515	2.3%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%	5/18/2021	5/18/2026	13,825	13,622	13,680	1.8%
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%	12/15/2021	5/18/2026	2,538	2,497	2,511	0.4%
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%	8/12/2022	5/18/2026	6,884	6,757	6,812	0.9%
Arizona Natural Resources, LLC (Delayed Draw) (*) (**)	SF	6.50%	10.74%	8/12/2022	5/18/2026	2,958	—	—	0.0%
Arizona Natural Resources, LLC (Revolver) (*)	SF	6.50%	10.74%	5/18/2021	5/18/2026	2,222	1,778	1,759	0.2%
The Kyjen Company, LLC (~) (~~)	SF	7.15%	11.15% Cash/ 0.50% PIK	5/14/2021	4/3/2026	2,959	2,936	2,925	0.4%
The Kyjen Company, LLC	SF	7.00%	11.42% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	10.92% Cash/ 0.50% PIK	5/14/2021	4/3/2026	315	268	265	0.0%
Thrasio, LLC (~) (~~)	L	7.00%	11.73%	12/18/2020	12/18/2026	4,890	4,838	4,890	0.7%
						36,592	32,697	32,843	4.4%
Containers, Packaging & Glass
B2B Industrial Products LLC (~)	SF	6.75%	11.41%	12/6/2022	10/7/2026	10,000	9,753	9,750	1.3%
Polychem Acquisition, LLC (~)	L	5.00%	9.38%	4/8/2019	3/17/2025	1,925	1,921	1,925	0.2%
						11,925	11,674	11,675	1.5%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	L	4.75%	8.92%	3/18/2021	3/17/2028	2,248	2,240	2,147	0.3%
Par Petroleum, LLC (~)	L	6.75%	10.58%	1/27/2020	1/12/2026	855	859	844	0.1%
						3,103	3,099	2,991	0.4%
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	L	6.50%	10.62%	10/19/2020	10/20/2025	972	913	972	0.1%
Quest Resource Management Group, LLC (~~~)	L	6.50%	10.62%	10/19/2020	10/20/2025	1,068	1,068	1,067	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	L	6.50%	10.62%	12/7/2021	10/20/2025	3,796	3,738	3,781	0.5%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L	6.50%	10.62%	12/7/2021	10/20/2025	1,772	383	381	0.1%
Trilon Group, LLC (~)	SF	6.25%	10.48%	10/28/2022	5/25/2029	5,500	5,337	5,335	0.7%
Trilon Group, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.90%	10/28/2022	5/25/2029	4,400	405	393	0.1%
Volt Bidco, Inc. (~~)	SF	6.50%	11.08%	8/11/2021	8/11/2027	9,059	8,904	9,048	1.2%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.08% PIK	8/11/2021	8/11/2027	1,614	869	868	0.1%
Volt Bidco, Inc. (Revolver) (*)	SF	6.50%	11.08%	8/11/2021	8/11/2027	956	—	—	0.0%
						29,137	21,617	21,845	2.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	11.83%	10/19/2022	10/19/2028	10,000	$9,756	$9,750	1.3%
Avalara, Inc. (Revolver) (*)	SF	7.25%	11.83%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Exiger LLC (~~)	SF	8.00%	10.22% Cash/ 2.00% PIK	9/30/2021	9/30/2027	14,119	13,883	14,162	1.9%
Exiger LLC (~~)	SF	8.00%	10.22% Cash/ 2.00% PIK	8/26/2022	9/30/2027	1,971	1,924	1,977	0.3%
Exiger LLC (~~)	SF	8.00%	10.22% Cash/ 2.00% PIK	9/30/2021	9/30/2027	4,223	4,223	4,235	0.5%
Exiger LLC (Delayed Draw) (*) (**)	SF	8.00%	10.22% Cash/ 2.00% PIK	8/26/2022	9/30/2027	7,000	—	—	0.0%
Exiger LLC (Revolver) (*)	SF	8.00%	10.22% Cash/ 2.00% PIK	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.75%	11.15%	8/19/2022	8/18/2028	12,967	12,719	12,838	1.7%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF	6.75%	11.15%	8/19/2022	8/18/2028	3,611	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%	12/24/2020	12/24/2026	2,850	1,350	1,345	0.2%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%	4/29/2022	4/28/2028	7,600	—	—	0.0%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	11.50%	2/25/2021	2/25/2026	7,321	8,460	7,321	1.0%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	10.75%	6/29/2021	6/29/2026	3,084	3,400	3,084	0.4%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.75%	10.17%	12/28/2022	12/28/2028	3,000	2,925	2,925	0.4%
TEAM Public Choices, LLC (~)	SF	5.00%	9.95%	8/23/2022	12/17/2027	4,560	4,344	4,378	0.6%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	1,944	1,944	1,944	0.2%
YS WH4 LLC (Revolver) (<) (*)	SF	7.00%	11.44%	7/20/2022	11/20/2025	7,700	2,604	2,604	0.3%
						94,350	67,532	66,563	8.8%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	L	5.75%	10.48%	9/23/2022	12/2/2026	9,991	9,709	9,641	1.3%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw) (*) (**)	L	5.75%	10.48%	9/23/2022	12/2/2026	14,223	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	L	5.75%	10.48%	9/23/2022	12/2/2026	761	—	—	0.0%
						24,975	9,709	9,641	1.3%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	L	14.50%	18.62% PIK	7/15/2020	7/15/2024	1,000	974	974	0.1%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	5.75%	10.19%	4/26/2019	1/30/2026	1,925	1,915	1,612	0.2%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	7.00%	11.44%	9/1/2022	1/30/2026	4,163	3,933	3,726	0.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.43%	5/3/2022	4/30/2025	16,000	15,734	15,980	2.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.43%	5/3/2022	4/30/2025	1,635	1,635	1,633	0.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	12.43%	5/3/2022	4/30/2025	8,016	3,492	3,488	0.5%
Florida East Coast Industries, LLC (~) (<)	n/a	n/a	10.50%	8/9/2021	6/28/2024	1,356	1,334	1,362	0.2%
InsideRE, LLC (~~) (~~~)	L	5.75%	10.48%	12/22/2021	12/22/2027	7,427	7,300	7,305	1.0%
InsideRE, LLC (Delayed Draw) (*) (**)	L	5.75%	10.48%	12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (*)	L	5.75%	10.48%	12/22/2021	12/22/2027	965	64	64	0.0%
NCBP Property, LLC (<)	L	9.50%	13.62%	12/18/2020	6/16/2023	2,500	2,494	2,507	0.3%
						47,873	38,875	38,651	5.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Healthcare & Pharmaceuticals
Appriss Health, LLC (~~)	L	7.25%	11.54%	5/6/2021	5/6/2027	6,484	$6,380	$6,497	0.9%
Appriss Health, LLC (Revolver) (*)	L	7.25%	11.54%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (~~) (~~~)	L	5.75%	10.14%	2/5/2020	2/5/2025	2,220	2,200	2,220	0.3%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.14%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	L	6.50%	10.24%	2/12/2021	2/12/2026	2,820	2,776	2,771	0.4%
Caravel Autism Health, LLC (~)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	8,025	7,897	7,409	1.0%
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	6,000	300	277	0.0%
Caravel Autism Health, LLC (Revolver) (*)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	2,016	1,816	1,677	0.2%
Dorado Acquisition, Inc. (~) (~~)	SF	6.50%	10.72%	6/30/2021	6/30/2026	13,825	13,614	13,797	1.8%
Dorado Acquisition, Inc. (~)	SF	6.76%	11.34%	11/27/2022	6/30/2026	11,429	11,143	11,406	1.5%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.72%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver)	SF	6.50%	10.92%	6/30/2021	6/30/2026	1,670	1,670	1,670	0.2%
Golden State Buyer, Inc. (~) (~~~)	L	4.75%	8.92%	8/25/2022	6/21/2026	9,974	9,600	9,525	1.2%
INH Buyer, Inc. (~)	SF	7.00%	8.08% Cash/ 3.50% PIK	6/30/2021	6/28/2028	4,916	4,876	4,720	0.6%
MPH Acquisition Holdings LLC (~) (<)	L	4.25%	8.98%	9/20/2022	9/1/2028	3,553	3,343	3,052	0.4%
NationsBenefits, LLC (~)	SF	7.00%	11.22%	8/20/2021	8/26/2027	12,128	11,939	12,370	1.6%
NationsBenefits, LLC (~)	SF	7.00%	11.22%	8/26/2022	8/26/2027	14,452	14,452	14,741	2.0%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.22%	8/26/2022	8/26/2027	15,585	2,886	2,943	0.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.42%	8/20/2021	8/26/2027	6,806	2,722	2,722	0.4%
NQ PE Project Colosseum Midco Inc. (~) (~~~)	SF	6.00%	10.59%	10/4/2022	10/4/2028	14,600	14,316	14,308	1.9%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.59%	10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	6.00%	10.59%	10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~)	SF	6.00%	10.33%	12/14/2022	11/16/2028	10,000	9,751	9,750	1.3%
OIS Management Services, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.33%	12/14/2022	11/16/2028	3,846	—	—	0.0%
OIS Management Services, LLC (Revolver) (*)	SF	6.00%	10.33%	12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc. (~~)	L	6.25%	10.98%	9/19/2019	12/15/2027	4,550	4,516	4,555	0.6%
QF Holdings, Inc. (~~)	L	6.25%	11.02%	12/15/2021	12/15/2027	4,368	4,312	4,372	0.6%
QF Holdings, Inc. (~~)	L	6.25%	10.98%	9/19/2019	12/15/2027	910	910	911	0.1%
QF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	10.64%	8/21/2020	12/15/2027	910	692	692	0.1%
QF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	9/19/2019	12/15/2027	1,092	—	—	0.0%
SCP Eye Care Holdco, LLC (~)	SF	5.75%	9.46%	10/7/2022	10/5/2029	9,255	8,982	8,977	1.2%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.46%	10/7/2022	10/5/2029	8,053	—	—	0.0%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.75%	10.18%	10/7/2022	10/5/2029	1,442	120	117	0.0%
Seran BioScience, LLC (~) (~~)	SF	6.25%	9.96%	12/31/2020	7/8/2027	1,965	1,940	1,948	0.3%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%	7/8/2022	7/8/2027	2,221	1,065	1,056	0.1%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	9.96%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~) (~~)	L	5.75%	9.99%	12/30/2021	12/30/2026	3,772	3,709	3,583	0.5%
SIP Care Services, LLC (Delayed Draw) (*) (**)	L	5.75%	9.99%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	L	5.75%	10.07%	12/30/2021	12/30/2026	760	152	144	0.0%
Sound Inpatient Physicians, Inc. (~) (d)	L	2.75%	7.14%	10/12/2022	6/28/2025	2,821	2,321	2,309	0.3%
TigerConnect, Inc. (~~)	SF	7.25%	7.86% Cash/ 3.63% PIK	2/16/2022	2/16/2028	10,000	9,823	9,875	1.3%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	7.25%	7.86% Cash/ 3.63% PIK	2/16/2022	2/16/2028	413	93	91	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	7.25%	11.49%	2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (~~)	L	6.75%	11.48%	8/28/2019	1/18/2028	5,000	4,961	4,980	0.7%
WebPT, Inc. (Revolver) (*)	L	6.75%	11.91%	8/28/2019	1/18/2028	521	201	201	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF	6.75%	11.17%	6/3/2022	6/2/2028	21,000	20,604	20,801	2.8%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.17%	6/3/2022	6/2/2028	6,563	262	260	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.17%	6/3/2022	6/2/2028	2,625	394	390	0.1%
						251,080	186,738	187,117	24.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
High Tech Industries
Acquia Inc. (~~)	L	7.00%	10.74%	11/1/2019	10/31/2025	15,429	$15,224	$15,429	2.0%
Acquia Inc. (Revolver) (*)	L	7.00%	12.15%	11/1/2019	10/31/2025	588	346	346	0.0%
Amelia Holding II, LLC (~)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	10,000	9,702	9,700	1.3%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	3,333	—	—	0.0%
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
Arcstor Midco, LLC (~) (~~)	SF	7.60%	8.17% Cash/ 3.75% PIK	3/16/2021	3/16/2027	12,075	11,897	10,992	1.5%
BTRS Holdings Inc (~)	SF	8.00%	12.50%	12/16/2022	12/15/2028	10,000	9,702	9,700	1.3%
BTRS Holdings Inc (Delayed Draw) (*) (**)	SF	8.00%	12.50%	12/16/2022	12/15/2028	845	—	—	0.0%
BTRS Holdings Inc (Revolver) (*)	SF	8.00%	12.50%	12/16/2022	12/15/2028	1,067	—	—	0.0%
Drawbridge Partners, LLC (~~)	SF	7.00%	11.56% PIK	9/1/2022	9/1/2028	15,000	14,714	14,854	2.0%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.56% PIK	9/1/2022	9/1/2028	1,649	514	509	0.1%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.56%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fueled Digital Media, LLC (~~~)	SF	6.11%	10.24%	11/1/2022	11/1/2027	5,753	5,612	5,609	0.7%
Fueled Digital Media, LLC (Delayed Draw) (*) (**)	SF	6.11%	10.24%	11/1/2022	11/1/2027	504	—	—	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	10.24%	11/1/2022	11/1/2027	807	—	—	0.0%
MarkLogic Corporation (~)	SF	6.50%	10.85%	5/10/2022	10/20/2025	4,003	3,935	3,985	0.5%
MarkLogic Corporation (~) (~~)	SF	6.50%	10.85%	10/20/2020	10/20/2025	5,145	5,066	5,121	0.7%
MarkLogic Corporation (~) (~~)	SF	6.50%	10.85%	11/23/2021	10/20/2025	480	473	478	0.1%
MarkLogic Corporation (~)	SF	6.50%	10.85%	11/23/2021	10/20/2025	321	321	320	0.0%
MarkLogic Corporation (Revolver) (*)	SF	6.50%	10.85%	10/20/2020	10/20/2025	404	—	—	0.0%
Matrix Parent, Inc. (~)	SF	5.00%	9.55%	11/2/2022	3/1/2029	2,494	2,272	2,057	0.3%
Medallia, Inc. (~~)	L	6.50%	10.88% PIK	8/15/2022	10/27/2028	11,270	11,059	11,225	1.5%
Mindbody, Inc. (~~)	L	7.00%	11.73%	2/15/2019	2/14/2025	1,867	1,852	1,865	0.2%
Mindbody, Inc. (~~)	L	7.00%	11.73%	9/22/2021	2/14/2025	7,387	7,387	7,375	1.0%
Mindbody, Inc. (Revolver) (*)	L	7.00%	11.73%	2/15/2019	2/14/2025	190	—	—	0.0%
Optomi, LLC (~)	SF	8.25%	12.65%	12/13/2022	12/16/2027	5,668	5,499	5,668	0.8%
Optomi, LLC (~) (~~)	L	5.50%	9.24%	12/16/2021	12/16/2027	13,399	13,168	12,980	1.7%
Optomi, LLC (Revolver) (*)	L	5.50%	9.24%	12/16/2021	12/16/2027	3,189	1,063	1,030	0.1%
Securly, Inc. (~~)	L	7.00%	11.41%	4/20/2022	4/22/2027	3,702	3,636	3,642	0.4%
Securly, Inc. (~~)	L	7.00%	11.73%	4/22/2021	4/22/2027	8,400	8,269	8,264	1.1%
Securly, Inc. (~~)	L	7.00%	11.73%	4/22/2021	4/22/2027	1,938	1,938	1,907	0.3%
Securly, Inc. (Delayed Draw) (*) (**)	L	7.00%	11.69%	4/20/2022	4/22/2027	2,585	1,809	1,780	0.2%
Securly, Inc. (Revolver) (*)	L	7.00%	11.73%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (~)	L	4.25%	8.63%	4/18/2019	4/30/2026	718	711	687	0.1%
Unanet, Inc. (~)	SF	6.25%	10.97%	12/9/2022	12/8/2028	22,000	21,565	21,560	2.9%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.25%	10.97%	12/9/2022	12/8/2028	6,947	—	—	0.0%
Unanet, Inc. (Revolver) (*)	SF	6.25%	10.97%	12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	9.57%	8/17/2022	6/29/2029	21,101	19,752	20,225	2.7%
						206,819	177,486	177,308	23.5%
Hotels, Gaming & Leisure
Equine Network, LLC (~~) (~~~)	SF	6.00%	10.24%	12/31/2020	12/31/2025	1,474	1,452	1,465	0.2%
Equine Network, LLC (~~) (~~~)	SF	6.00%	10.24%	1/29/2021	12/31/2025	668	659	664	0.1%
Equine Network, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.24%	12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (*)	SF	6.00%	10.30%	12/31/2020	12/31/2025	146	110	109	0.0%
						2,654	2,221	2,238	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~) (~~) (~~~)	L	5.50%	9.62%	11/24/2021	11/24/2026	17,865	$17,575	$17,905	2.4%
95 Percent Buyer, LLC (Revolver) (*)	L	5.50%	9.62%	11/24/2021	11/24/2026	963	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	6.10%	10.22%	10/21/2022	10/20/2028	5,000	4,878	4,875	0.6%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	6.10%	10.22%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	6.10%	10.22%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~)	SF	5.50%	10.09%	10/11/2022	7/1/2027	29,812	29,092	29,067	3.9%
Madison Logic Holdings, Inc. (~)	SF	7.00%	11.58%	12/30/2022	12/29/2028	14,000	13,580	13,580	1.8%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	11.58%	12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.18%	10/30/2020	10/30/2025	2,450	2,419	2,448	0.3%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.18%	3/12/2021	10/30/2025	710	710	709	0.1%
North Haven USHC Acquisition, Inc. (~)	SF	6.50%	11.18%	9/3/2021	10/30/2025	1,434	1,434	1,433	0.2%
North Haven USHC Acquisition, Inc. (~)	SF	6.25%	10.41%	7/29/2022	10/30/2025	2,592	2,556	2,575	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.18%	7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.13%	10/30/2020	10/30/2025	416	187	187	0.0%
NTM Acquisition Corp. (~~~)	L	7.25%	10.98% Cash/ 1.00% PIK	4/18/2019	6/7/2024	4,402	4,402	4,270	0.6%
Really Great Reading Company, Inc. (~)	SF	6.00%	10.83%	12/9/2022	12/8/2028	12,000	11,701	11,700	1.5%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.83%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	6.00%	10.83%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~) (~~)	SF	5.75%	9.97%	11/20/2020	11/20/2025	1,965	1,940	1,933	0.3%
Relevate Health Group, LLC (~)	SF	5.75%	9.97%	3/28/2022	11/20/2025	5,237	5,150	5,150	0.7%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.97%	11/20/2020	11/20/2025	1,037	879	865	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	5.75%	9.97%	11/20/2020	11/20/2025	789	—	—	0.0%
Spherix Global Inc. (~) (~~)	SF	6.00%	10.24%	12/22/2021	12/22/2026	4,466	4,402	4,450	0.6%
Spherix Global Inc. (Revolver) (*)	SF	6.00%	10.24%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~) (~~)	SF	6.50%	10.94%	1/28/2020	1/28/2025	6,031	5,962	6,056	0.8%
XanEdu Publishing, Inc. (~)	SF	6.50%	10.94%	8/31/2022	1/28/2025	2,397	2,344	2,406	0.3%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	10.94%	1/28/2020	1/28/2025	977	—	—	0.0%
						124,608	109,211	109,609	14.5%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L	12.00%	4.51% Cash/ 12.00% PIK	5/2/2019	5/12/2023	1,268	1,268	1,243	0.2%
Vice Group Holding Inc.	L	12.00%	4.42% Cash/ 12.00% PIK	5/2/2019	5/12/2023	398	398	390	0.1%
Vice Group Holding Inc.	L	12.00%	4.25% Cash/ 12.00% PIK	5/2/2019	5/12/2023	150	150	147	0.0%
Vice Group Holding Inc.	L	12.00%	4.51% Cash/ 12.00% PIK	11/4/2019	5/12/2023	243	243	239	0.0%
						2,059	2,059	2,019	0.3%
Media: Diversified & Production
Bonterra, LLC (fka Cybergrants Holdings) (~~)	L	6.25%	10.98%	9/8/2021	9/8/2027	18,555	18,637	18,432	2.4%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L	6.25%	10.98%	9/8/2021	9/8/2027	1,759	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L	6.25%	10.98%	9/8/2021	9/8/2027	1,814	674	659	0.1%
Chess.com, LLC (~~) (~~~)	L	6.50%	11.23%	12/31/2021	12/31/2027	12,902	12,679	12,709	1.7%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.23%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%	2/28/2019	2/28/2025	1,000	995	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%	2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%	9/27/2022	2/28/2025	318	313	318	0.0%
Crownpeak Technology, Inc. (~)	SF	7.25%	11.41%	9/27/2022	2/28/2025	833	833	833	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	11.47%	2/28/2019	2/28/2025	125	—	—	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~) (d)	L	5.50%	9.89%	11/28/2022	12/20/2024	2,493	2,257	1,888	0.3%
Spectrum Science Communications, LLC (~~~)	SF	6.25%	10.92%	1/25/2022	1/25/2027	2,985	2,936	3,015	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF	6.25%	10.92%	1/25/2022	1/25/2027	600	—	—	0.0%
Sports Operating Holdings II, LLC (~)	SF	5.75%	10.17%	11/3/2022	11/3/2027	4,988	4,866	4,863	0.6%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.17%	11/3/2022	11/3/2027	4,000	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.17%	11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF	6.75%	11.11%	8/26/2019	8/31/2023	1,974	1,961	1,974	0.3%
Streamland Media MidCo LLC (~)	SF	6.75%	11.11%	3/7/2022	8/31/2023	535	526	535	0.1%
						57,174	46,692	46,241	6.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Business
Aperture Companies, LLC (~~) (~~~)	L	6.25%	10.37%	12/31/2021	12/31/2026	14,888	$14,639	$14,272	1.9%
Aperture Companies, LLC (~~)	L	6.25%	10.58%	12/31/2021	12/31/2026	4,320	4,320	4,142	0.6%
Aperture Companies, LLC (Revolver) (*)	L	6.25%	10.37%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (~)	L	7.00%	7.16% Cash/ 3.75% PIK	4/13/2021	4/13/2027	4,669	4,607	4,696	0.6%
Aras Corporation (Revolver) (*)	L	6.50%	9.50%	4/13/2021	4/13/2027	325	108	108	0.0%
Argano, LLC (~~) (~~~)	SF	5.50%	9.72%	6/10/2021	6/10/2026	8,986	8,854	8,885	1.2%
Argano, LLC (~) (~~~)	SF	5.50%	9.72%	6/10/2021	6/10/2026	3,979	3,979	3,934	0.5%
Argano, LLC (~)	SF	5.50%	9.72%	10/7/2022	6/10/2026	689	670	682	0.1%
Argano, LLC (~)	SF	5.50%	9.72%	3/16/2022	6/10/2026	4,757	4,757	4,704	0.6%
Argano, LLC (Revolver) (*)	SF	5.50%	9.72%	6/10/2021	6/10/2026	965	502	496	0.1%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	L	6.75%	11.48% PIK	9/21/2021	9/21/2027	16,027	15,773	15,847	2.1%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	L	6.75%	11.48% PIK	9/21/2021	9/21/2027	1,291	1,291	1,276	0.2%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (b)	L	6.75%	11.48%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~)	SF	6.10%	10.42%	12/8/2022	12/8/2027	13,000	12,646	12,643	1.7%
Edustaff, LLC (Revolver) (*)	SF	6.10%	10.42%	12/8/2022	12/8/2027	2,364	—	—	0.0%
FusionSite Services LLC (~)	SF	5.50%	9.06%	10/4/2022	10/4/2027	16,098	15,786	15,777	2.1%
FusionSite Services LLC (Delayed Draw) (*) (**)	SF	5.50%	9.91%	10/4/2022	10/4/2027	7,576	2,576	2,524	0.3%
FusionSite Services LLC (Revolver) (*)	SF	5.50%	9.06%	10/4/2022	10/4/2027	1,326	—	—	0.0%
HS4 Acquisitionco, Inc. (~~)	L	6.75%	11.14%	7/9/2019	7/9/2025	3,940	3,901	3,922	0.5%
HS4 Acquisitionco, Inc. (~~)	L	6.75%	11.14%	10/6/2021	7/9/2025	4,280	4,280	4,261	0.6%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.14%	7/9/2019	7/9/2025	325	163	162	0.0%
iCIMS, Inc. (~~)	SF	7.25%	11.52%	10/24/2022	8/18/2028	8,000	7,861	7,860	1.0%
Kingsley Gate Partners, LLC (~)	SF	6.65%	11.12%	12/9/2022	12/11/2028	3,000	2,941	2,940	0.4%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%	12/9/2022	12/11/2028	3,600	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%	12/9/2022	12/11/2028	3,000	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%	12/9/2022	12/11/2028	1,200	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	6.00%	10.32%	9/30/2022	8/4/2028	7,000	6,864	7,000	0.9%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	6.00%	10.32%	9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	6.00%	10.32%	9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	6.00%	10.32%	9/30/2022	8/4/2028	933	—	—	0.0%
Prototek LLC (~)	SF	6.50%	10.83%	12/8/2022	12/8/2027	8,000	7,761	7,760	1.0%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	10.83%	12/8/2022	12/8/2027	2,457	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	10.83%	12/8/2022	12/8/2027	1,843	—	—	0.0%
Relativity ODA LLC (~)	L	7.50%	11.89% PIK	5/12/2021	5/12/2027	5,154	5,059	5,151	0.7%
Relativity ODA LLC (Revolver) (*)	L	7.50%	11.89% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	10.75%	7/2/2021	7/2/2027	4,148	4,080	4,131	0.5%
Sundance Group Holdings, Inc. (~)	SF	6.25%	10.93%	11/30/2022	7/2/2027	166	161	165	0.0%
Sundance Group Holdings, Inc. (~)	SF	6.25%	10.75%	7/2/2021	7/2/2027	1,244	1,244	1,239	0.2%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.25%	10.75%	7/2/2021	7/2/2027	498	—	—	0.0%
Thryv, Inc. (~) (<) (d)	L	8.50%	12.89%	9/7/2022	3/1/2026	9,213	9,121	9,102	1.2%
						177,791	143,944	143,679	19.0%
Services: Consumer
Clydesdale Holdings, LLC (~) (~~~)	SF	5.50%	9.01%	6/24/2022	6/23/2028	14,962	14,681	14,873	2.0%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.50%	9.95%	6/24/2022	6/23/2028	21,221	11,721	11,650	1.5%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.50%	9.95%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	SF	6.50%	10.92%	9/13/2022	12/22/2027	12,469	12,110	12,450	1.7%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF	6.50%	10.92%	9/13/2022	12/22/2027	12,500	2,500	2,496	0.3%
Express Wash Acquisition Company, LLC (~)	SF	6.50%	10.32%	7/14/2022	7/14/2028	11,529	11,464	11,471	1.5%
Express Wash Acquisition Company, LLC	SF	6.50%	10.43%	7/14/2022	7/14/2028	2,160	2,160	2,149	0.3%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	10.83%	7/14/2022	7/14/2028	536	295	293	0.0%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.32%	8/1/2019	1/2/2024	2,029	2,021	2,027	0.3%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.32%	5/3/2021	1/2/2024	1,469	1,469	1,468	0.2%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.32%	8/3/2021	1/2/2024	1,356	1,344	1,354	0.2%
Light Wave Dental Management, LLC (~)	SF	6.50%	11.32%	8/3/2021	1/2/2024	3,382	3,382	3,379	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (~) (*) (**)	SF	6.50%	11.32%	6/24/2022	1/2/2024	11,464	3,298	3,295	0.4%
Light Wave Dental Management, LLC (Revolver)	SF	6.50%	11.32%	5/3/2021	1/2/2024	187	187	187	0.0%
Pacific Bells, LLC (~)	SF	4.50%	9.34%	11/2/2022	11/10/2028	2,939	2,754	2,770	0.4%
Viad Corp (~) (<)	L	5.00%	9.38%	9/12/2022	7/30/2028	4,975	4,865	4,718	0.6%
						107,701	74,251	74,580	9.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	3,377	$3,043	$3,079	0.4%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	242	236	0.0%
Calabrio, Inc. (~~)	L	7.00%	11.73%	4/16/2021	4/16/2027	8,000	7,844	7,950	1.1%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.75%	4/16/2021	4/16/2027	963	551	547	0.1%
DataOnline Corp. (~) (~~)	L	6.25%	10.98%	11/13/2019	11/13/2025	6,305	6,233	6,084	0.8%
DataOnline Corp. (Revolver)	L	6.25%	10.98%	11/13/2019	11/13/2025	844	844	815	0.1%
EOS Finco S.A.R.L. (~~~) (<) (b)	SF	6.00%	9.61%	8/3/2022	8/20/2027	1,250	1,153	1,220	0.2%
Patagonia Holdco LLC (~) (<) (b)	SF	5.75%	9.96%	8/5/2022	8/1/2029	14,963	12,355	12,026	1.6%
Sandvine Corporation (~)	L	4.50%	8.88%	3/8/2021	10/31/2025	1,159	1,159	1,104	0.1%
						37,861	33,424	33,061	4.4%
Transportation: Cargo
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.36%	12/16/2020	12/16/2025	8,116	8,518	8,080	1.1%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.36%	12/16/2020	12/16/2025	1,029	1,101	1,025	0.1%
Fiasco Enterprises, LLC (~~~)	SF	5.61%	9.74%	5/6/2022	5/6/2027	6,983	6,871	6,965	0.9%
Fiasco Enterprises, LLC (~)	SF	6.61%	10.95%	12/15/2022	5/6/2027	8,400	8,149	8,404	1.1%
Fiasco Enterprises, LLC (Revolver) (*)	SF	5.61%	9.74%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~)	SF	5.50%	9.77%	11/17/2022	11/15/2029	21,941	21,401	21,393	2.8%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.50%	9.77%	11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.50%	9.77%	11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc.	SF	6.50%	10.59%	11/1/2022	11/1/2028	17,045	16,542	16,534	2.2%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.59%	11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	10.59%	11/1/2022	11/1/2028	2,273	358	347	0.0%
RS Acquisition, LLC (~) (~~) (~~~)	L	6.00%	10.12%	12/13/2021	12/14/2026	10,918	10,738	10,634	1.4%
RS Acquisition, LLC (Delayed Draw) (~) (*) (**)	L	6.00%	10.12%	12/13/2021	12/14/2026	10,073	8,303	8,087	1.1%
RS Acquisition, LLC (Revolver) (*)	L	6.00%	10.12%	12/13/2021	12/14/2026	1,264	910	887	0.1%
						104,131	82,891	82,356	10.8%
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.25%	8.91%	10/6/2022	10/3/2028	23,867	23,288	23,270	3.1%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.25%	10.09%	10/6/2022	10/3/2028	2,800	1,120	1,092	0.1%
S&S Holdings LLC (~)	L	5.00%	9.29%	3/10/2021	3/10/2028	2,947	2,876	2,695	0.4%
						29,614	27,284	27,057	3.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						1,536,058	1,238,738	1,237,432	163.9%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	L	6.50%	10.62%	9/8/2021	9/8/2026	13,265	13,058	13,013	1.7%
						13,265	13,058	13,013	1.7%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (Delayed Draw) (<) (*) (**) (b)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	25,101	15,977	15,817	2.1%
						25,101	15,977	15,817	2.1%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.65%	9.61%	4/19/2022	4/19/2028	23,441	23,010	21,857	2.9%
						23,441	23,010	21,857	2.9%
Environmental Industries
StormTrap, LLC (~) (~~~)	SF	5.00%	9.22%	3/25/2022	3/24/2028	7,516	7,397	7,516	1.0%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.00%	9.22%	3/25/2022	3/24/2028	2,222	—	—	0.0%
						9,738	7,397	7,516	1.0%
Healthcare & Pharmaceuticals
Evolve Biologics Inc. (~) (<)	SF	8.00%	12.32%	12/20/2022	12/18/2026	17,271	16,925	16,925	2.2%
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	8.00%	12.32%	12/20/2022	12/18/2026	19,411	—	—	0.0%
						36,682	16,925	16,925	2.2%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~) (~~)	SF	5.00%	9.24%	12/3/2021	12/3/2026	9,429	9,293	9,327	1.3%
New Engen, Inc. (~) (~~)	SF	5.00%	9.24%	12/27/2021	12/3/2026	7,962	7,962	7,877	1.0%
						17,391	17,255	17,204	2.3%
Services: Business
ASG II, LLC (~~)	SF	6.25%	10.67%	5/25/2022	5/25/2028	15,000	14,720	15,000	2.0%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%	5/25/2022	5/25/2028	2,250	405	405	0.1%
Onit, Inc. (~~)	SF	7.25%	12.30%	12/20/2021	5/2/2025	16,800	16,566	16,632	2.2%
						34,050	31,691	32,037	4.3%
Telecommunications
VB E1, LLC (~)	L	7.65%	12.38%	11/18/2020	11/18/2026	3,000	3,000	3,009	0.4%
						3,000	3,000	3,009	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						162,668	128,313	127,378	16.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate		Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.25%	14.07%		3/25/2022	3/24/2026	18,750	$18,583	$18,445	2.5%
MoneyLion, Inc. (~) (<)	P	5.75%	13.25%		8/27/2021	5/1/2023	2,500	2,484	2,497	0.3%
MoneyLion, Inc. (Delayed Draw) (<) (*) (**)	SF	9.25%	14.07%		3/25/2022	3/24/2026	5,357	—	—	0.0%
							26,607	21,067	20,942	2.8%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00% PIK		8/9/2021	6/28/2024	3,910	3,857	3,925	0.5%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026	9,373	8,404	8,404	1.1%
							13,283	12,261	12,329	1.6%
Services: Consumer
Light Wave Dental Management, LLC	n/a	n/a	n/a	(k)	12/6/2022	9/30/2023	2,479	2,479	3,032	0.4%
							2,479	2,479	3,032	0.4%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							42,369	35,807	36,303	4.8%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	—	(###)	4/1/2021	—	—	693	600	0.1%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	—	(###)	8/2/2021	—	—	159	111	0.0%
								852	711	0.1%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	—	(###)	7/29/2021	—	—	750	1,443	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	—	(###)	7/28/2021	7/28/2031	—	453	2,069	0.3%
								1,203	3,512	0.5%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (171,429 Class A interests)	—	—	—	(###)	10/18/2019	—	—	171	4	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (7,022 Class AA units)	—	—	—	(###)	11/22/2022	—	—	10	7	0.0%
								181	11	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	—	(###)	8/11/2022	—	—	650	649	0.1%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	—	(###)	2/28/2020	—	—	95	163	0.0%
								745	812	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	—	(###)	8/3/2021	—	—	169	212	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	(###)	4/19/2022	—	—	1,566	773	0.1%
								1,735	985	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	—	(###)	1/11/2020	—	—	871	606	0.1%
								871	606	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2020	3/19/2028	—	67	210	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2021	3/19/2028	—	—	147	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00% PIK		3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	—	(###)	3/25/2022	—	—	—	213	0.1%
Volt Bidco, Inc. (878 shares of common stock)	—	—	—	(###)	8/11/2021	—	—	891	886	0.1%
								1,598	2,096	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	—	(###)	12/24/2020	—	—	—	—	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	76	76	0.0%
J2 BWA Funding III, LLC (1.2% profit sharing) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	—	—	0.0%
								76	76	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (####)	—	—	—	(###)	9/9/2019	—	—	160	346	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<) (####)	n/a	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	3	1,462	0.2%
								163	1,808	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate		Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00% PIK		2/5/2020	—	—	$726	$703	0.1%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	—	(###)	6/30/2021	—	—	578	601	0.1%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	—	(###)	6/30/2021	—	—	—	629	0.1%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00% PIK		8/20/2021	—	—	2,393	2,861	0.3%
NationsBenefits, LLC (326,667 common units) (####)	—	—	—	(###)	8/20/2021	—	—	468	201	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	—	(###)	10/4/2022	—	—	1,365	1,365	0.2%
Seran BioScience, LLC (26,666 common units) (####)	—	—	—	(###)	12/31/2020	—	—	267	429	0.1%
								5,797	6,789	0.9%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(###)	12/21/2022	12/21/2032	—	—	—	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	—	(###)	9/1/2022	—	—	652	629	0.1%
MarkLogic Corporation (435,358 Class A units)	—	—	—	(###)	10/20/2020	—	—	—	640	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	—	(###)	12/16/2021	—	—	278	512	0.1%
Recorded Future, Inc. (40,243 Class A units) (f)	—	—	—	(###)	7/3/2019	—	—	40	113	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	—	(###)	12/5/2022	—	—	1,622	1,621	0.2%
								2,592	3,515	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	—	(###)	12/31/2020	—	—	95	93	0.0%
								95	93	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00% PIK		11/24/2021	—	—	385	580	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	—	(###)	10/21/2022	—	—	568	568	0.1%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00% PIK		12/27/2021	—	—	417	391	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	—	(###)	12/27/2021	—	—	5	5	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	—	(###)	12/9/2022	—	—	369	369	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00% PIK		11/20/2020	—	—	96	86	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	—	(###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	—	(###)	12/22/2021	—	—	333	256	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00% PIK		1/28/2020	—	—	65	294	0.0%
								2,238	2,549	0.3%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	—	(###)	12/31/2021	—	—	189	107	0.0%
								189	107	0.0%
Services: Business
Argano, LLC (56,839 common units) (####)	—	—	—	(###)	6/10/2021	—	—	270	418	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (b)	—	—	—	(###)	9/21/2021	—	—	723	698	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	—	(###)	12/8/2022	—	—	591	591	0.1%
Skillsoft Corp. (26,168 Class A shares) (~) (<) (g)	—	—	—	(###)	6/11/2021	—	—	508	34	0.0%
								2,092	1,741	0.3%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (####)	n/a	n/a	8.00% PIK		12/28/2020	—	—	140	132	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (h)	—	—	—	(###)	1/4/2021	—	—	195	254	0.1%
								335	386	0.1%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	—	(###)	6/10/2022	6/10/2032	—	84	139	0.0%
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	—	(###)	12/2/2021	1/31/2029	—	—	206	0.0%
								84	345	0.0%
Transportation: Cargo
RS Acquisition, LLC (753,485 common units) (####)	—	—	—	(###)	1/12/2022	—	—	1,264	1,053	0.1%
								1,264	1,053	0.1%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	—	—	—	(###)	10/3/2022	—	—	1,500	1,500	0.2%
IF & P Holdings Company, LLC (1,500 Class B common units)	—	—	—	(###)	10/3/2022	—	—	—	—	0.0%
								1,500	1,500	0.2%
Total Non-Controlled/Non-Affiliate Equity Securities								23,610	28,695	3.8%
Total Non-Controlled/Non-Affiliate Company Investments								$1,426,468	$1,429,808	189.4%

Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	L	7.00%	11.12%		8/11/2021	8/9/2024	4,875	$4,785	$4,755	0.6%
							4,875	4,785	4,755	0.6%
Services: Business
Nastel Technologies, LLC (~~)	SF	6.50%	10.74%		9/21/2022	9/21/2028	3,500	3,432	3,500	0.5%
Nastel Technologies, LLC (Revolver) (*)	SF	6.50%	10.74%		9/21/2022	9/21/2028	368	—	—	0.0%
							3,868	3,432	3,500	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	7.50%	11.94%		7/29/2022	7/29/2027	5,101	5,005	5,101	0.7%
SheerTrans Solutions, LLC (Revolver) (*)	SF	7.50%	11.94%		7/29/2022	7/29/2027	1,465	—	—	0.0%
							6,566	5,005	5,101	0.7%
Total Non-Controlled/Affiliate Senior Secured Loans							15,309	13,222	13,356	1.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	0.8%
SFR Holdco, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00%		3/1/2022	7/28/2028	4,388	2,316	2,316	0.3%
							10,238	8,166	8,166	1.1%
Total Non-Controlled/Affiliate Junior Secured Loans							10,238	8,166	8,166	1.1%

Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	—	(###)	8/6/2021	—	—	3,900	3,900	0.5%
SFR Holdco, LLC (10.5% of equity commitments) (<) (j)	—	—	—	(###)	3/1/2022	—	—	1,545	1,545	0.2%
								5,445	5,445	0.7%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	—	(###)	9/21/2022	—	—	3,408	3,578	0.5%
								3,408	3,578	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (8,642,579 preferred interests) (####)	—	—	—	(###)	7/29/2022	—	—	8,643	8,643	1.1%
								8,643	8,643	1.1%
Total Non-Controlled/Affiliate Equity Securities								17,572	17,742	2.3%
Total Non-Controlled/Affiliate Company Investments								$38,884	$39,188	5.2%

TOTAL INVESTMENTS								$1,465,352	$1,468,996	194.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contract

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$183	CAD	248	Bannockburn Global Forex, LLC	1/5/2023	$—
Foreign currency forward contract	$92	CAD	127	Bannockburn Global Forex, LLC	1/19/2023	(2)
Foreign currency forward contract	$81	CAD	113	Bannockburn Global Forex, LLC	2/17/2023	(1)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	3/17/2023	(1)
Foreign currency forward contract	$314	CAD	426	Bannockburn Global Forex, LLC	4/5/2023	—
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/19/2023	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	5/17/2023	(1)
Foreign currency forward contract	$87	CAD	121	Bannockburn Global Forex, LLC	6/19/2023	(2)
Foreign currency forward contract	$316	CAD	428	Bannockburn Global Forex, LLC	7/5/2023	—
Foreign currency forward contract	$90	CAD	124	Bannockburn Global Forex, LLC	7/19/2023	(2)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	8/17/2023	(1)
Foreign currency forward contract	$87	CAD	120	Bannockburn Global Forex, LLC	9/19/2023	(2)
Foreign currency forward contract	$318	CAD	431	Bannockburn Global Forex, LLC	10/3/2023	—
Foreign currency forward contract	$84	CAD	116	Bannockburn Global Forex, LLC	10/19/2023	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	11/17/2023	(1)
Foreign currency forward contract	$77	CAD	106	Bannockburn Global Forex, LLC	12/19/2023	(1)
Foreign currency forward contract	$316	CAD	429	Bannockburn Global Forex, LLC	1/4/2024	—
Foreign currency forward contract	$104	CAD	143	Bannockburn Global Forex, LLC	1/17/2024	(2)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	2/19/2024	(1)
Foreign currency forward contract	$76	CAD	105	Bannockburn Global Forex, LLC	3/19/2024	(1)
Foreign currency forward contract	$313	CAD	424	Bannockburn Global Forex, LLC	4/3/2024	—
Foreign currency forward contract	$103	CAD	143	Bannockburn Global Forex, LLC	4/17/2024	(2)
Foreign currency forward contract	$78	CAD	108	Bannockburn Global Forex, LLC	5/17/2024	(1)
Foreign currency forward contract	$86	CAD	118	Bannockburn Global Forex, LLC	6/19/2024	(2)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	—
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(2)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(1)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(1)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	—
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(1)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(1)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	—
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(2)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(2)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(1)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	—
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(2)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(1)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(1)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(1)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(1)
Foreign currency forward contract	$8,874	CAD	12,243	Bannockburn Global Forex, LLC	12/18/2025	(159)
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	14
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	12
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	12
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	14
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	11
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	14
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	12
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	13
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	13
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	13
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	12
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	12
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	13
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	12
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,329
						$1,296

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

(^) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(^^) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian dollar Offered rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2022. Certain investments may be subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(^^^) Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2022 represented 194.6% of the Company’s net assets or 95.1% of the Company’s total assets, are subject to legal restrictions on sales.
(^^^^) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(^^^^^) Percentages are based on net assets of $754,916 as of December 31, 2022.
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
(~~~) All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company's secured term loan credit facility (the “Term Loan”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(<) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets totaled 14.1% of the Company’s total assets.
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
(#) Represents less than 5% ownership of the portfolio company's voting securities.
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
(*) All or a portion of this commitment was unfunded at December 31, 2022. As such, interest is earned only on the funded portion of this commitment.
(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(a) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(b) This is an international company.
(c) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(d) Investment position or portion thereof unsettled as of December 31, 2022.
(e) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $2,293.
(f) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(g) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(h) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(i) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,064.
(j) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,381.
(k) In lieu of interest, this loan accrues an exit fee of 30% of the funded principal amount which is due upon payoff or maturity.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (f)	L+4.25%	4.35%	5/2/2019	5/8/2026	1,658	$1,652	$1,583	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	7/25/2019	7/25/2025	1,955	1,928	1,955	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	12/24/2019	7/25/2025	1,020	1,006	1,020	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	2/17/2021	7/25/2025	1,765	1,750	1,765	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	6/15/2021	7/25/2025	1,034	1,015	1,034	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (f)	L+6.00%	7.00%	8/10/2021	7/25/2025	1,010	991	1,010	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (g)	L+6.00%	7.00%	7/25/2019	7/25/2024	316	40	40	0.0%
					8,758	8,382	8,407	2.3%
Automotive
Born To Run, LLC (f)	L+6.00%	7.00%	4/1/2021	4/1/2027	8,955	8,792	9,114	2.5%
Born To Run, LLC (Delayed Draw) (g) (h)	L+6.00%	7.00%	4/1/2021	4/1/2027	1,463	86	88	0.0%
Lifted Trucks Holdings, LLC (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	10,000	9,809	9,970	2.7%
Lifted Trucks Holdings, LLC (Delayed Draw) (g) (h)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	2,381	635	633	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	3,417	3,391	3,436	0.9%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	11/23/2021	12/14/2026	634	634	638	0.2%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	3/11/2020	12/14/2026	506	506	509	0.1%
Truck-Lite Co., LLC (f)	L+6.25%	7.25%	11/23/2021	12/14/2026	563	563	566	0.2%
Truck-Lite Co., LLC (Delayed Draw) (g) (h)	L+6.25%	7.25%	11/23/2021	12/14/2026	718	—	—	0.0%
					30,637	24,416	24,954	6.8%
Banking
MV Receivables II, LLC (Delayed Draw) (g) (h) (i)	L+9.75%	11.25%	7/29/2021	7/29/2026	10,000	1,214	1,611	0.4%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	1/12/2021	1/11/2027	3,000	2,948	3,000	0.8%
StarCompliance MidCo, LLC (f)	L+6.75%	7.75%	10/12/2021	1/11/2027	503	494	503	0.1%
StarCompliance MidCo, LLC (Revolver) (g)	L+6.75%	7.75%	1/12/2021	1/11/2027	484	—	—	0.0%
					13,987	4,656	5,114	1.3%
Beverage, Food & Tobacco
Huff Hispanic Food Holdings, LLC (f)	L+5.50%	6.50%	10/18/2019	10/18/2024	5,422	5,357	5,359	1.4%
Huff Hispanic Food Holdings, LLC	L+5.50%	6.50%	10/18/2019	10/18/2024	307	307	303	0.1%
Huff Hispanic Food Holdings, LLC (Revolver) (g)	L+5.50%	6.50%	10/18/2019	10/18/2024	1,286	574	574	0.2%
LVF Holdings, Inc. (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	3,491	3,426	3,491	0.9%
LVF Holdings, Inc. (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	3,341	3,341	3,341	0.9%
LVF Holdings, Inc. (Delayed Draw) (g) (h)	L+6.25%	7.25%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (g)	L+6.25%	7.25%	6/10/2021	6/10/2027	554	277	277	0.1%
LX/JT Intermediate Holdings, Inc. (f)	L+6.00%	7.50%	3/11/2020	3/11/2025	5,625	5,548	5,543	1.5%
LX/JT Intermediate Holdings, Inc. (Revolver) (g)	L+6.00%	7.50%	3/11/2020	3/11/2025	500	—	—	0.0%
					21,328	18,830	18,888	5.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (f)	SF+6.50%	7.50%	2/28/2020	11/28/2025	7,786	7,676	7,759	2.1%
MCP Shaw Acquisitionco, LLC (f)	SF+6.50%	7.50%	12/29/2021	11/28/2025	2,402	2,354	2,393	0.6%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (g) (h)	SF+6.50%	7.50%	12/29/2021	11/28/2025	786	—	—	0.0%
MCP Shaw Acquisitionco, LLC (Revolver) (g)	SF+6.50%	7.50%	2/28/2020	11/28/2025	1,427	—	—	0.0%
					12,401	10,030	10,152	2.7%
Construction & Building
Premier Roofing L.L.C. (f)	L+6.50%	7.50%	8/31/2020	8/29/2025	3,465	3,412	3,408	0.9%
Premier Roofing L.L.C. (Revolver) (g)	L+6.50%	7.50%	8/31/2020	8/29/2025	1,199	959	943	0.3%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	4/19/2021	4/17/2026	4,478	4,408	4,478	1.2%
TCFIII Owl Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026	5,467	5,467	5,467	1.5%
TCFIII Owl Buyer LLC (f)	L+6.00%	7.00%	12/17/2021	4/17/2026	4,906	4,821	4,906	1.3%
					19,515	19,067	19,202	5.2%
Consumer Goods: Durable
Independence Buyer, Inc. (f)	L+5.75%	6.75%	8/3/2021	8/3/2026	12,500	12,265	12,500	3.4%
Independence Buyer, Inc. (Revolver) (g)	L+5.75%	6.75%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (f)	L+6.75%	7.75%	8/4/2021	8/4/2026	5,486	5,383	5,486	1.5%
Recycled Plastics Industries, LLC (Revolver) (g)	L+6.75%	7.75%	8/4/2021	8/4/2026	743	223	223	0.1%
					21,693	17,871	18,209	5.0%

Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (f)	L+5.75%	6.75%	5/18/2021	5/18/2026	13,965	13,712	13,937	3.8%
Arizona Natural Resources, LLC (f)	L+5.75%	6.75%	12/15/2021	5/18/2026	2,563	2,513	2,558	0.7%
Arizona Natural Resources, LLC (Revolver) (g)	L+5.75%	6.75%	5/18/2021	5/18/2026	1,111	222	222	0.1%
The Kyjen Company, LLC (f)	L+6.50%	7.50%	5/14/2021	4/3/2026	2,978	2,950	2,991	0.8%
The Kyjen Company, LLC (Revolver) (g)	L+6.50%	7.50%	5/14/2021	4/3/2026	315	129	129	0.0%
Thrasio, LLC (f)	L+7.00%	8.00%	12/18/2020	12/18/2026	4,940	4,877	4,940	1.3%
					25,872	24,403	24,777	6.7%
Containers, Packaging & Glass
Polychem Acquisition, LLC (f)	L+5.00%	5.50%	4/8/2019	3/17/2025	1,945	1,940	1,945	0.5%
Port Townsend Holdings Company, Inc. and Crown Corrugated Company (Delayed Draw) (g) (h)	L+7.75%	5.75% Cash/ 3.00% PIK	10/16/2020	2/28/2022	165	84	84	0.0%
					2,110	2,024	2,029	0.5%

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

On April 7, 2022, the Company created a wholly-owned subsidiary, Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”), for purposes of completing an asset-backed securitization (the “2022 ABS”) and issuing secured notes through a private placement. See Note 7 for additional information on the 2022 ABS.

On December 20, 2022, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV II LLC (the “SPV II”), for purposes of entering into a senior secured term credit facility (the “Term Loan”) with KeyBank National Association. See Note 7 for additional information on the Term Loan.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, the 2022 Issuer and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2022, 2021 and 2020, the Company received return of capital distributions from its equity investments of $506, $551 and zero.

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

 Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $29,392 and $10,292 as of December 31, 2022 and 2021, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2022, 2021 and 2020 totaled $29,143, $12,179 and $2,965, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2022	2021	2020
Interest income	$78,960	$27,327	$11,643
PIK interest income	5,920	1,298	295
Dividend income (1)	501	239	60
Fee income	2,182	1,107	187
Prepayment gain (loss)	1,496	1,166	279
Accretion of discounts and amortization of premium	2,616	996	612
Total investment income	$91,675	$32,133	$13,076

(1)	During the years ended December 31, 2022, 2021 and 2020, dividend income includes PIK dividends of $358, $176 and $59, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of both December 31, 2022 and 2021, there were no borrowers with a loan or preferred equity securities on non-accrual status.

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

Restricted Cash

Restricted cash includes amounts held within the SPV, SPV II and 2022 Issuer. Cash held within the SPV, SPV II and 2022 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. As of December 31, 2022, restricted cash included $26,753 held within the SPV, $368 held within the SPV II and $19,367 held within the 2022 Issuer. As of December 31, 2021, restricted cash represented the cash held within the SPV.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2022 and 2021, the Company had unamortized deferred financing costs of $11,914 and $3,615, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2022, 2021 and 2020 was $2,263, $907 and $293, respectively.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner as to qualify for the tax treatment available to RICs. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents an obligation of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the years December 31, 2022, 2021 and 2020, the Company recorded a net expense (benefit) on the consolidated statements of operations of $126, ($1) and $72, respectively, for U.S. federal excise tax. As of December 31, 2022 and 2021, the Company recorded an accrual for U.S. federal excise taxes of $125 and $66, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net tax expense on the consolidated statements of operations of $43 thousand, zero and zero, respectively, for these subsidiaries.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2022. The 2019 through 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022, except as disclosed in Note 14.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$1,251,960	85.4%	$631,665	90.8%
Unitranche secured loans	128,313	8.8	29,886	4.3
Junior secured loans	43,973	3.0	18,107	2.6
Equity securities	41,106	2.8	16,258	2.3
Total	$1,465,352	100.0%	$695,916	100.0%

	December 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$1,250,788	85.1%	$638,120	90.5%
Unitranche secured loans	127,378	8.7	30,161	4.3
Junior secured loans	44,469	3.0	18,580	2.6
Equity securities	46,361	3.2	18,029	2.6
Total	$1,468,996	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2022		December 31, 2021
Amortized Cost:
International	$62,244	4.3%	$39,008	5.6%
Midwest	312,637	21.3	156,339	22.5
Northeast	245,445	16.7	127,013	18.3
Northwest	66,839	4.6	17,779	2.5
Southeast	353,079	24.1	158,459	22.8
Southwest	183,722	12.5	83,087	11.9
West	241,386	16.5	114,231	16.4
Total	$1,465,352	100.0%	$695,916	100.0%

	December 31, 2022		December 31, 2021
Fair Value:
International	$59,706	4.1%	$38,859	5.5%
Midwest	313,240	21.3	157,661	22.4
Northeast	244,305	16.6	128,371	18.2
Northwest	67,226	4.6	17,638	2.5
Southeast	360,465	24.5	161,532	22.9
Southwest	181,981	12.4	83,786	11.9
West	242,073	16.5	117,043	16.6
Total	$1,468,996	100.0%	$704,890	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$21,418	1.5%	$22,081	3.2%
Automotive	39,131	2.7	25,268	3.6
Banking	35,534	2.4	7,963	1.1
Beverage, Food & Tobacco	16,807	1.1	19,001	2.7
Capital Equipment	55,062	3.7	10,125	1.5
Construction & Building	34,932	2.4	19,067	2.8
Consumer Goods: Durable	42,278	2.9	18,040	2.6
Consumer Goods: Non-Durable	32,697	2.2	24,403	3.5
Containers, Packaging & Glass	11,674	0.8	2,024	0.3
Energy: Oil & Gas	3,970	0.3	4,075	0.6
Environmental Industries	30,612	2.1	12,623	1.8
FIRE: Finance	67,608	4.6	28,048	4.0
FIRE: Insurance	9,709	0.7	—	—
FIRE: Real Estate	69,695	4.7	42,104	6.1
Healthcare & Pharmaceuticals	209,460	14.3	78,126	11.2
High Tech Industries	180,078	12.3	79,896	11.5
Hotels, Gaming & Leisure	2,316	0.1	2,283	0.3
Media: Advertising, Printing & Publishing	128,704	8.8	77,494	11.1
Media: Broadcasting & Subscription	2,059	0.1	1,856	0.3
Media: Diversified & Production	46,881	3.2	34,144	4.9
Services: Business	184,567	12.6	92,996	13.4
Services: Consumer	77,065	5.3	36,798	5.3
Telecommunications	36,508	2.5	40,476	5.8
Transportation: Cargo	97,803	6.7	14,130	2.0
Wholesale	28,784	2.0	2,895	0.4
Total	$1,465,352	100.0%	$695,916	100.0%

	December 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$21,049	1.4%	$22,358	3.2%
Automotive	38,843	2.7	25,864	3.7
Banking	37,979	2.6	9,606	1.4
Beverage, Food & Tobacco	16,439	1.1	19,032	2.7
Capital Equipment	56,074	3.8	10,270	1.4
Construction & Building	34,877	2.4	19,202	2.7
Consumer Goods: Durable	40,357	2.7	18,420	2.6
Consumer Goods: Non-Durable	32,843	2.2	24,777	3.5
Containers, Packaging & Glass	11,675	0.8	2,029	0.3
Energy: Oil & Gas	3,597	0.2	3,591	0.5
Environmental Industries	31,457	2.1	13,271	1.9
FIRE: Finance	66,639	4.5	27,505	3.9
FIRE: Insurance	9,641	0.7	—	—
FIRE: Real Estate	71,154	4.8	43,066	6.1
Healthcare & Pharmaceuticals	210,831	14.4	78,589	11.1
High Tech Industries	180,823	12.3	81,220	11.5
Hotels, Gaming & Leisure	2,331	0.2	2,318	0.3
Media: Advertising, Printing & Publishing	129,362	8.8	78,300	11.1
Media: Broadcasting & Subscription	2,019	0.1	1,859	0.3
Media: Diversified & Production	46,348	3.2	34,428	4.9
Services: Business	184,535	12.6	93,582	13.3
Services: Consumer	77,998	5.3	37,319	5.3
Telecommunications	36,415	2.5	40,656	5.8
Transportation: Cargo	97,153	6.6	14,646	2.1
Wholesale	28,557	2.0	2,982	0.4
Total	$1,468,996	100.0%	$704,890	100.0%

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

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;

•	the Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Valuation Designee will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;

•	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;

•	the valuation conclusions are approved by the valuation committee of the Valuation Designee; and

•	a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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

As of December 31, 2022 the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,250,788	$1,250,788
Unitranche secured loans	—	—	127,378	127,378
Junior secured loans	—	—	44,469	44,469
Equity securities	34	—	46,327	46,361
Total investments	$34	$—	$1,468,962	$1,468,996
Foreign currency forward contracts asset (liability)	$—	$1,296	$—	$1,296

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$638,120	$638,120
Unitranche secured loans	—	—	30,161	30,161
Junior secured loans	—	—	18,580	18,580
Equity securities	239	—	17,790	18,029
Total investments	$239	$—	$704,651	$704,890
Foreign currency forward contracts asset (liability)	$—	$585	$—	$585

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.14% to 19.50% at December 31, 2022 and 4.35% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at December 31, 2022 range between May 2023 and November 2029.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2022 and 2021:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651
Net realized gain (loss) on investments	(17)	—	—	—	(17)
Net change in unrealized gain (loss) on investments	(7,553)	(1,285)	24	3,689	(5,125)
Purchases of investments and other adjustments to cost (1)	784,315	74,558	25,865	25,355	910,093
Proceeds from principal payments and sales of investments (2)	(138,782)	(1,351)	—	(507)	(140,640)
Reclassifications (3)	(25,295)	25,295	—	—	—
Transfers in (out) of Level 3 (4)	—	—	—	—	—
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2020	$176,584	$5,677	$4,334	$3,541	$190,136
Net realized gain (loss) on investments	141	—	—	347	488
Net change in unrealized gain (loss) on investments	6,560	215	185	2,022	8,982
Purchases of investments and other adjustments to cost (1)	535,156	28,550	18,124	12,606	594,436
Proceeds from principal payments and sales of investments (2)	(79,781)	(4,281)	(4,085)	(1,005)	(89,152)
Reclassifications (3)	(540)	—	22	518	—
Transfers in (out) of Level 3 (4)	—	—	—	(239)	(239)
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

(3)	Represents non-cash reclassification of investment type due to a restructuring.

(4)	Represents non-cash transfers between fair value categories.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2022, attributable to Level 3 investments still held at December 31, 2022, was ($4,101). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2021, attributable to Level 3 investments still held at December 31, 2021, was $9,099. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the year ended December 31, 2022 no investments transferred between Levels. During the year ended December 31, 2021 one investment transferred from Level 3 to Level 1 as a result of being publicly traded.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2022 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$790,762		Discounted cash flow	EBITDA multiples	10.7	x	3.8	x	18.6	x
				Market yields	10.9%		8.7%		22.3%
Senior secured loans	354,158		Discounted cash flow	Revenue multiples	7.3	x	1.4	x	20.0	x
				Market yields	11.5%		10.0%		21.6%
Unitranche secured loans	95,341		Discounted cash flow	EBITDA multiples	9.9	x	8.5	x	15.5	x
				Market yields	12.1%		9.2%		13.8%
Unitranche secured loans	32,037		Discounted cash flow	Revenue multiples	9.3	x	5.8	x	12.5	x
				Market yields	11.8%		11.6%		12.1%
Junior secured loans	44,469		Discounted cash flow	Market yields	13.7%		12.3%		20.4%
Equity securities	31,060		Enterprise value	EBITDA multiples	10.9	x	3.8	x	17.9	x
Equity securities	13,400		Enterprise value	Revenue multiples	5.1	x	1.9	x	12.3	x
Equity securities	1,261		Option pricing model	Volatility	75.1%		49.4%		126.4%
Total Level 3 Assets	$1,362,488	(1)

(1)	Excludes investments of $106,474 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2021 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$380,090		Discounted cash flow	EBITDA multiples	10.5	x	6.3	x	20.0	x
				Market yields	7.6%		6.1%		10.7%
Senior secured loans	203,681		Discounted cash flow	Revenue multiples	9.6	x	0.5	x	26.5	x
				Market yields	8.3%		6.6%		13.1%
Senior secured loans	38,102		Discounted cash flow	Market yields	10.2%		7.5%		15.3%
Senior secured loans	84		Enterprise value	EBITDA multiples	5.0	x	5.0	x	5.0	x
Unitranche secured loans	14,719		Discounted cash flow	Revenue multiples	14.0	x	14.0	x	14.0	x
				Market yields	8.3%		8.3%		8.3%
Unitranche secured loans	13,951		Discounted cash flow	EBITDA multiples	8.5	x	8.5	x	8.5	x
				Market yields	8.3%		8.3%		8.3%
Unitranche secured loans	1,491		Discounted cash flow	Market yields	8.9%		8.9%		8.9%
Junior secured loans	16,043		Discounted cash flow	Market yields	16.9%		8.0%		25.1%
Junior secured loans	2,537		Discounted cash flow	Revenue multiples	15.0	x	15.0	x	15.0	x
				Market yields	2.0%		2.0%		2.0%
Equity securities	11,208		Enterprise value	EBITDA multiples	6.8	x	6.3	x	18.5	x
Equity securities	2,186		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	3,519		Enterprise value	Revenue multiples	14.8	x	9.7	x	26.5	x
Equity securities	463		Option pricing model	Volatility	42.5%		42.5%		42.5%
Total Level 3 Assets	$688,074	(1)

(1)	Excludes investments of $16,577 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility, Term Loan and 2022 ABS is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2022 and 2021, the Company believes that the carrying value of its Credit Facility approximates fair value. As of December 31, 2022, the Company believes that the carrying value of its Term Loan approximates fair value. As of December 31, 2022, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $300,028.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2022 and 2021 were as follows:

Portfolio Company	Fair value at December 31, 2021	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2022
Non-controlled affiliate company investment:
Nastel Technologies, LLC	$—	$—	$3,430	$—	$—	$2	$—	$68	$3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	—	—	3,408	—	—	—	—	170	3,578
	—	—	6,838	—	—	2	—	238	7,078

Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	2,681	—	—	—	—	(30)	4,755
	2,104	—	2,681	—	—	—	—	(30)	4,755

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Junior secured loan)	—	—	2,316	—	—	—	—	—	2,316
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	—	—	1,545	—	—	—	—	—	1,545
	9,750	—	3,861	—	—	—	—	—	13,611

SheerTrans Solutions, LLC	—	—	5,024	(25)	—	6	—	96	5,101
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	—	—	8,643	—	—	—	—	—	8,643
	—	—	13,667	(25)	—	6	—	96	13,744
Total non-controlled affiliate company investments	$11,854	$—	$27,047	$(25)	$—	$8	$—	$304	$39,188

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2021
Non-controlled affiliate company investments:
Second Avenue SFR Holdings II LLC (Revolver)	$—	$—	$2,104	$—	$—	$—	$—	$—	$2,104
	—	—	2,104	—	—	—	—	—	2,104

SFR Holdco, LLC (Junior secured loan)	—	—	5,850	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	—	—	3,900	—	—	—	—	—	3,900
	—	—	9,750	—	—	—	—	—	9,750
Total non-controlled affiliate company investments	$—	$—	$11,854	$—	$—	$—	$—	$—	$11,854

(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the year ended December 31,
	2022			2021
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income		Dividend Income		Fee Income
Non-controlled affiliate company investments:
Nastel Technologies, LLC	$104	$—	$—	$	n/a	$	n/a	$	n/a
Nastel Technologies, LLC (Revolver)	—	—	—		n/a		n/a		n/a
Nastel Technologies, LLC (Class A units)	—	—	—		n/a		n/a		n/a
	104	—	—		n/a		n/a		n/a

Second Avenue SFR Holdings II LLC (Revolver)	311	—	—		22		—		—
	311	—	—		22		—		—

SFR Holdco, LLC (Junior secured loan)	468	—	—		82		—		—
SFR Holdco, LLC (Junior secured loan)	84	—	—		n/a		n/a		n/a
SFR Holdco, LLC (LLC interest)	—	—	—		—		—		—
SFR Holdco, LLC (LLC interest)	—	—	—		n/a		n/a		n/a
	552	—	—		82		—		—

SheerTrans Solutions, LLC	245	—	—		n/a		n/a		n/a
SheerTrans Solutions, LLC (Revolver)	3	—	—		n/a		n/a		n/a
SheerTrans Solutions, LLC (Preferred interests)	—	—	—		n/a		n/a		n/a
	248	—	—		n/a		n/a		n/a
Total non-controlled affiliate company investments	$1,215	$—	$—		$104		$—		$—

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

On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees payable by the Company to MC Advisors under the Investment Advisory Agreement pursuant to a fee waiver letter. The base management fee waiver took effect beginning April 1, 2022 (the “Effective Date”) and the incentive fee waivers took effect beginning January 1, 2022.

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

Base management fees for the years ended December 31, 2022, 2021 and 2020 were $13,011, $6,027 and $2,399, respectively. MC Advisors elected to voluntarily waive $1,701, $1,425 and $1,530 of such base management fees for years ended December 31, 2022, 2021 and 2020, respectively. These base management fee waivers are not subject to recoupment by MC Advisors. Except with respect to the portion of the base management fee waived pursuant to the fee waiver letter, there is no guarantee that MC Advisors will waive additional base management fees in the future.

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

As of and beginning with the Effective Date, prior to an Exchange Listing, the Company shall pay MC Advisors an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7143% (reduced from 1.76% pursuant to the fee waiver letter effective April 1, 2022) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. This portion of the Company’s pre-incentive fee net investment income is referred to as the “catch-up” provision; and

•	prior to an Exchange Listing, 12.5% of the amount of the Company’s pre-incentive fee net investment income (a reduction from 15.0% of the amount of the Company’s pre-incentive fee net income), if any, that exceeds 1.7143% (reduced from 1.76% pursuant to the fee waiver letter effective April 1, 2022) in any calendar quarter, and following an Exchange Listing, 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 12.5% (reduced from 15.0% effective January 1, 2022 pursuant to the fee waiver letter) of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 12.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2022	2021	2020
Part one incentive fees (1)	$7,080	$2,937	$1,311
Part two incentive fees (2)	(736)	1,512	(132)
Incentive fees, excluding the impact of incentive fee waivers	6,344	4,449	1,179
Incentive fee waivers (3)	(1,468)	(2,440)	(1,311)
Total incentive fees, net of incentive fee waivers	$4,876	$2,009	$(132)

(1)	Based on pre-incentive fee net investment income.

(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).

(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $3,688, $1,698 and $1,061, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,132, $560 and $332, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2022 and 2021, $369 and $178, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both December 31, 2022 and 2021, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022 and 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 199% and 206%, respectively.

The Company’s outstanding debt as of December 31, 2022 and 2021 was as follows:

	As of December 31,
	2022					2021
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Credit Facility	$450,000		$357,400	$354,904	(2)	$450,000	$348,600	$344,985	(2)
Term Loan	100,000		100,000	98,953	(3)	N/A	N/A	N/A
2022 ABS	306,000	(4)	306,000	297,629	(5)	N/A	N/A	N/A
Total	$856,000		$763,400	$751,486		$450,000	$348,600	$344,985

(1)	Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)	Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of December 31, 2022 and 2021, the total unamortized debt issuance costs was $2,496 and $3,615, respectively.
(3)	Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of December 31, 2022, the total unamortized debt issuance costs was $1,047.
(4)	Class C Senior Secured Notes and Subordinated Notes (as defined below) totaling $36,125 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)	Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of December 31, 2022, the total unamortized debt issuance costs was $8,371.

Revolving Credit Facility: The Company has a $450,000 Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is allowed to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2022 and December 31, 2021, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $691,225 and $615,978, respectively, and these investments are identified on the consolidated schedules of investments. As of December 31, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $357,400 and $348,600, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility. As December 31, 2022 and 2021, the outstanding borrowings were accruing at a weighted average interest rate of 6.9% and 3.3%, respectively.

Term Loan: On December 20, 2022, the Company entered into the Term Loan, a senior secured term credit facility, with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more increasing or additional lenders. As of December 31, 2022, the Company had outstanding borrowings under the Term Loan of $100,000. As of December 31, 2022 the fair value of the Company’s investments held in SPV II as collateral for the Term Loan was $141,418, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 6.7%.

During the year ended December 31, 2022, the Company incurred financing costs of $1,058 in conjunction with the Term Loan, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the loan.

Under the terms of the Term Loan, pursuant to a monthly waterfall and subject to the satisfaction of certain coverage tests and portfolio quality tests, SPV II is permitted to reinvest 25% of principal proceeds during the initial period, with the remaining 75% applied to prepay the Term Loan. During the amortization period, pursuant to a monthly waterfall, 100% of principal proceeds must be applied to prepay the Term Loan. The Term Loan contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The Term Loan also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees, breach of covenants, voluntary or involuntary bankruptcy proceedings and change of control of the borrower.

Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Company retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of December 31, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of December 31, 2022, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $410,179 and these investments are identified on the consolidated schedule of investments.

Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

During the year ended December 31, 2022, the Company incurred financing costs of $9,029 in conjunction with the 2022 ABS, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the notes.

Components of interest expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e. the rate in effect plus spread) were as follows:

	For the years ended December 31,
	2022	2021	2020
Interest expense – Credit Facility	$9,799	$5,129	$1,868
Interest expense – Term Loan	224	—	—
Interest expense – 2022 ABS	9,448	—	—
Amortization of deferred financing costs	2,263	907	293
Total interest and other debt financing expenses	$21,734	$6,036	$2,161
Average debt outstanding	409,913	140,127	49,171
Average stated interest rate	4.7%	3.6%	3.8%

 Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2022 and 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022 and 2021.

	As of December 31, 2022
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	248	1/5/2023	$—	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	127	1/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	113	2/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	3/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	426	4/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	5/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	121	6/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	428	7/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	124	7/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	8/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	120	9/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	431	10/3/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(159)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,329	—	Unrealized gain on foreign currency forward contracts
				$1,506	$(210)

	As of December 31, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	72	1/18/2022	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	2/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	67	3/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	4/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	75	5/18/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	6/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	72	7/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	8/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	74	9/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	77	10/19/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	70	11/17/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,078	12/19/2022	—	(206)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
Total				$802	$(217)

For the years ended December 31, 2022, 2021 and 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $711, $742 and ($157), respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized net realized gain (loss) on foreign currency forward contracts of $664, $29 and zero, respectively.

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2022	2021	2020
Increase (decrease) in capital in excess of par value	$(472)	$(388)	$(72)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	472	388	72

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2022 and 2021, the Company had short-term capital loss carryforwards of $18 and zero, respectively. As of both December 31, 2022 and 2021, the Company had long-term capital loss carryforwards of zero.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$45,841	$27,923	$7,990
Net change in unrealized (gain) loss	4,618	(9,724)	1,041
Other income (loss) for tax but not book	712	741	(157)
Other income not currently taxable	(586)	(693)	(59)
Expenses not currently deductible	(566)	1,270	72
Total taxable income	$50,019	$19,517	$8,887

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2022	2021	2020
Ordinary income	$44,332	$20,889	$7,591
Long-term capital gains	—	441	15
Return of capital	—	388	—
Total	$44,332	$21,718	$7,606

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net tax expense of approximately $43, zero and zero, respectively, for these Taxable Subsidiaries.

As of December 31, 2022, the estimated cost basis of investments for U.S. federal income tax purposes was $1,465,543, resulting in estimated net unrealized gain of $3,453, comprised of estimated gross unrealized gains and losses of $5,108 and $1,655, respectively. As of December 31, 2021, the estimated cost basis of investments for U.S. federal income tax purposes was $697,019, resulting in estimated net unrealized gain of $7,871, comprised of estimated gross unrealized gains and losses of $8,004 and $133, respectively.

Note 10. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following tables summarize the distributions declared during the years ended December 31, 2022, 2021 and 2020, respectively:

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Year ended December 31, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	0.06	2,435
April 1, 2022	April 18, 2022	June 30, 2022	0.07	3,222
April 1, 2022	May 16, 2022	June 30, 2022	0.07	3,223
April 1, 2022	June 17, 2022	June 30, 2022	0.06	3,730
July 1, 2022	July 15, 2022	September 30, 2022	0.07	3,759
July 1, 2022	August 15, 2022	September 30, 2022	0.07	3,759
July 1, 2022	September 16, 2022	September 30, 2022	0.06	4,321
October 12, 2022	October 17, 2022	December 30, 2022	0.08	4,794
October 12, 2022	November 14, 2022	December 30, 2022	0.07	4,787
October 12, 2022	December 16, 2022	December 30, 2022	0.07	5,424
Total distributions declared			$0.82	$44,332

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Year ended December 31, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	$0.20	$2,766
May 6, 2021	May 6, 2021	May 13, 2021	0.20	3,841
May 6, 2021	May 14, 2021	June 30, 2021	0.13	2,576
May 6, 2021	June 1, 2021	June 30, 2021	0.07	1,472
July 1, 2021	July 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	August 1, 2021	September 30, 2021	0.07	1,482
July 1, 2021	September 1, 2021	September 30, 2021	0.06	1,884
October 1, 2021	October 1, 2021	December 30, 2021	0.07	1,896
October 1, 2021	November 1, 2021	December 30, 2021	0.07	1,896
October 1, 2021	December 1, 2021	December 30, 2021	0.06	2,423
Total distributions declared			$1.00	$21,718

Date Declared	Record Date	Payment Date (1)	Amount Per Share	Distribution Declared
Year ended December 31, 2020:
May 13, 2020	May 13, 2020	May 20, 2020	$0.20	$1,764
August 6, 2020	August 6, 2020	August 13, 2020	0.20	2,116
November 9, 2020	November 9, 2020	November 13, 2020	0.20	2,339
Total distributions declared			$0.60	$6,219

(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the years December 31, 2022, 2021 and 2020, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2022:
March 31, 2022	$10.10	217,369	$2,195
June 30, 2022	$10.16	344,760	3,503
September 30, 2022	$10.10	418,151	4,224
December 30, 2022	$10.10	537,318	5,427
Total proceeds		1,517,598	$15,349

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2021:
March 12, 2021	$9.94	77,598	$771
May 13, 2021	$10.06	103,582	1,042
June 30, 2021	$10.06	109,029	1,097
September 30, 2021	$9.94	130,031	1,293
December 30, 2021	$10.06	176,352	1,774
Total proceeds		596,592	$5,977

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2020:
March 17, 2020	$10.00	35,717	$357
May 20, 2020	$9.49	53,408	507
August 13, 2020	$9.70	62,063	602
November 13, 2020	$9.80	66,700	654
Total proceeds		217,888	$2,120

Note 11. Stock Issuances and Shares Repurchase Program

Stock Issuances

As of December 31, 2022, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following tables summarize the issuance of shares of the Company’s common stock during the years ended December 31, 2022, 2021 and 2020:

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	$10.16	8,022,706	81,511
August 16, 2022	$10.10	8,681,792	87,686
November 15, 2022	$10.10	8,895,565	89,845
Total		37,773,653	$381,995

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
Total		22,141,054	$219,753

Date	NAV Per Share	Shares Issued	Proceeds
For the year ended December 31, 2020:
January 2, 2020	$10.00	2,036,841	$20,369
May 15, 2020	$9.29	1,580,867	14,686
August 17, 2020	$9.50	1,049,263	9,968
November 16, 2020	$9.60	2,068,125	19,854
Total		6,735,096	$64,877

During the years ended December 31, 2022, 2021 and 2020, the Company also issued 1,517,598 shares for an aggregate value of $15,349, 596,592 shares for an aggregate value of $5,977 and 217,888 shares for an aggregate value of $2,120, respectively, under the DRIP as disclosed in Note 10.

Share Repurchase Program

During 2022, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the year ended December 31, 2022:

Date	Price Per Share	Shares Repurchased	Total Cost
For year ended December 31, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	$10.16	333,527	3,389
September 16, 2022	$10.10	139,216	1,406
December 15, 2022	$10.10	208,828	2,110
Total		1,323,211	$13,385

There were no shares repurchased during the years ended December 31, 2021 and 2020.

Note 12. Commitments and Contingencies

Commitments: As of December 31, 2022 and 2021, the Company had $319,237 and $125,204, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of December 31, 2022.

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

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020 and 2019:

	For the years ended December 31,
	2022	2021	2020	2019
Per share data:
Net asset value at beginning of period (1)	$10.10	$9.94	$10.00	$10.00
Net investment income (loss) (2)	0.90	0.76	0.85	0.57
Net gain (loss) (2)	(0.07)	0.44	(0.10)	0.22
Net increase (decrease) in net assets resulting from operations (2)	0.83	1.20	0.75	0.79
Stockholder distributions – ordinary income	(0.82)	(0.96)	(0.60)	(0.77)
Stockholder distributions – long-term capital gains	—	(0.02)	—	—
Stockholder distributions – return of capital	—	(0.02)	—	—
Other (3)	0.02	(0.04)	(0.21)	(0.02)
Net asset value at end of period	$10.13	$10.10	$9.94	$10.00
Total return based on average net asset value (4)	8.04%	11.57%	7.86%	9.80%
Ratio/Supplemental data: (7)
Net assets at end of period	$754,916	$369,448	$137,513	$68,745
Shares outstanding at end of period	74,533,202	36,565,162	13,827,515	6,874,532
Portfolio turnover (5)	14.38%	22.52%	18.55%	10.43%
Ratio of total investment income to average net assets (6)	16.08%	13.31%	12.86%	12.53%
Ratio of expenses to average net assets with waivers and expense reimbursement (6)	7.34%	5.97%	4.02%	5.16%

(1)	The beginning net asset value for 2019 represents the initial price on January 15, 2019.
(2)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year and certain per share data based on shares outstanding as of a year end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)	Ratios for the period January 15, 2019 to December 31, 2019 are not annualized.
(6)	Ratios for the period January 15, 2019 to December 31, 2019 are not annualized. Incentive fees included within the ratios are not annualized.
(7)	The following is a schedule of supplemental ratios for the years presented.

	2022	2021	2020	2019
Ratio of expenses to average net assets without waivers and expense reimbursement (6)	7.90%	7.57%	6.82%	8.68%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (6)	8.18%	5.74%	6.04%	3.85%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (6)	8.74%	7.34%	8.84%	7.37%

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 15, 2023, the date on which the consolidated financial statements were issued.

On January 13, 2023, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 31, 2023	$0.0834
February 15, 2023	March 31, 2023	0.0833
March 15, 2023	March 31, 2023	0.0833
Total dividends declared		$0.2500

On February 3, 2023, the Company increased the facility amount pursuant to the accordion feature of the Term Loan from $100,000 of aggregate commitments to $155,000 of aggregate commitments and the Company borrowed up to the new aggregate commitments under the Term Loan.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Amended and Restated Bylaws(1)

4.1	Description of Securities*

10.1	Expense Agreement between the Company and MC Management (1)

10.2	Investment Advisory Agreement between the Company and MC Advisors (6)

10.3	Administration Agreement between the Company and MC Management (2)

10.4	License Agreement between the Company and Monroe Capital, LLC (2)

10.5	Form of Indemnification Agreement (2)

10.6	Dividend Reinvestment Plan (2)

10.7	Custody Agreement between the Company and U.S. Bank National Association, as custodian (3)

10.8	Transfer Agent agreement between the Company and U.S. Bank National Association, as transfer agent (3)

10.9	Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (6)

10.10	Purchase and Contribution Agreement between MC Income Plus Financing SPV LLC, as buyer, and the Company, as seller (5)

10.11	Account Control Agreement among MC Income Plus Financing SPV LLC, as pledgor; the Company, as collateral manager; U.S. Bank National Association, in its capacity as collateral agent, as secured party and securities intermediary (5)

10.12	Facility Amount Increase to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (4)

10.13	First Amendment and Waiver to the Amended and Restated Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Associated, as collateral agent, collateral administrator and document custodian. (7)

10.14	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

10.15	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

10.16	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(9)

10.17	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(10)

10.18	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(11)

10.19	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(12)

10.20	Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(13)

10.21	Fourth Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(14)

10.22	Indenture, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee. (15)

10.23	Collateral Management Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and Monroe Capital BDC Advisors, LLC, as Collateral Manager.(15)

10.24	Loan Sale Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus Corporation, as Seller, and Monroe Capital Income Plus ABS Funding, LLC, as Buyer.(15)

10.25	Fee Waiver Letter delivered to Monroe Capital Income Plus Corporation by Monroe Capital BDC Advisors, LLC, dated April 18, 2022.(16)

10.26	Fee Waiver Letter delivered to Monroe Capital Income Plus Corporation by Monroe Capital BDC Advisors, LLC, dated July 28, 2022.(18)

10.27	Term Credit and Security Agreement among MC Income Plus Financing SPV II LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as document custodian. (19)

10.28	Purchase and Contribution Agreement between MC Income Plus Financing SPV II LLC, as buyer, and the Company, as seller.(19)

10.29	Account Control Agreement among MC Income Plus Financing SPV II LLC, as pledger; the company, as collateral manager; U.S. Bank Trust Company, National Association, in its capacity as collateral agent, as secured party; and U.S. Bank National Association, as securities intermediary.(19)

10.30	First Amendment to the Term Credit and Security Agreement among MC Income Plus Financing SPV II LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as document custodian.*

78

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 9, 2019

(5)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019

(6)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 5, 2020

(7)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 19, 2020

(8)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on January 15, 2021

(9)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 27, 2021

(10)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 29, 2021

(11)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 22, 2021

(12)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2021

(13)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 19, 2021

(14)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 22, 2021

(15)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 13, 2022

(16)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 22, 2022

(17)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022

(18)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 12, 2022.

(19)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 21, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

79

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2023

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 15, 2023
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	March 15, 2023
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Russel Miron	Director	March 15, 2023
Russel Miron

/s/ Roger Schoenfeld	Director	March 15, 2023
Roger Schoenfeld

/s/ Thomas J. Allison	Director	March 15, 2023
Thomas J. Allison

80