Form 10-Q
period 2023-03-31
Monroe Capital Income Plus Corp
filed 2023-05-12
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 83,765,462 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$1,502,021	$1,429,808
Non-controlled affiliate company investments	41,889	39,188
Total investments, at fair value (amortized cost of: $1,535,660 and $1,465,352, respectively)	1,543,910	1,468,996
Cash	4,319	5,716
Restricted cash	32,243	46,488
Unrealized gain on foreign currency forward contracts	1,409	1,296
Interest and dividend receivable	18,471	12,656
Other assets	249	9,490
Total assets	1,600,601	1,544,642

LIABILITIES
Debt	711,386	763,400
Less: Unamortized deferred financing costs	(11,703)	(11,914)
Debt, less unamortized deferred financing costs	699,683	751,486
Interest payable	9,172	7,289
Payable for unsettled trades	13,556	13,690
Management fees payable	4,847	4,252
Incentive fees payable	4,768	3,304
Accounts payable and accrued expenses	9,693	9,705
Directors’ fees payable	23	—
Total liabilities	741,742	789,726
Net assets	$858,859	$754,916

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 83,765 and 74,533 shares issued and outstanding, respectively	$84	$75
Capital in excess of par value	837,918	744,404
Accumulated undistributed (overdistributed) earnings	20,857	10,437
Total net assets	$858,859	$754,916

Net asset value per share	$10.25	$10.13

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$43,157	$15,545
Payment-in-kind interest income	2,112	678
Total investment income from non-controlled/non-affiliate company investments	45,269	16,223
Non-controlled affiliate company investments:
Interest income	583	164
Total investment income from non-controlled affiliate company investments	583	164
Total investment income	45,852	16,387

Operating expenses:
Interest and other debt financing expenses	12,089	3,280
Base management fees	4,847	2,796
Incentive fees	4,151	1,823
Professional fees	310	145
Administrative service fees	370	203
General and administrative expenses	505	210
Directors’ fees	23	15
Total operating expenses	22,295	8,472
Net investment income before income taxes	23,557	7,915
Income taxes, including excise taxes	195	—
Net investment income	23,362	7,915

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	944	25
Foreign currency forward contracts	33	18
Foreign currency and other transactions	(4)	—
Net realized gain (loss)	973	43

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	4,004	2,903
Non-controlled/affiliate company investments	602	—
Foreign currency forward contracts	113	(533)
Foreign currency and other transactions	(1)	—
Net change in unrealized gain (loss)	4,718	2,370

Net gain (loss)	5,691	2,413

Net increase (decrease) in net assets resulting from operations	$29,053	$10,328

Per common share data:
Net investment income per share - basic and diluted	$0.31	$0.20
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.38	$0.27
Weighted average common shares outstanding - basic and diluted	76,102	38,729

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448
Net investment income	—	—	—	7,915	7,915
Net realized gain (loss)	—	—	—	43	43
Net change in unrealized gain (loss)	—	—	—	2,370	2,370
Issuance of common stock	12,174	12	122,941	—	122,953
Repurchase of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(7,313)	(7,313)
Stock issued in connection with dividend reinvestment plan	217	—	2,195	—	2,195
Balances at March 31, 2022	48,956	$49	$486,091	$11,471	$497,611

Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916
Net investment income	—	—	—	23,362	23,362
Net realized gain (loss)	—	—	—	973	973
Net change in unrealized gain (loss)	—	—	—	4,718	4,718
Issuance of common stock	9,475	9	95,968	—	95,977
Repurchase of common stock	(907)	(1)	(9,184)	—	(9,185)
Distributions declared to stockholders	—	—	—	(18,633)	(18,633)
Stock issued in connection with dividend reinvestment plan	664	1	6,730	—	6,731
Balances at March 31, 2023	83,765	$84	$837,918	$20,857	$858,859

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,053	$10,328
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(944)	(25)
Net realized (gain) loss on foreign currency forward contracts	(33)	(18)
Net realized (gain) loss on foreign currency and other transactions	4	—
Net change in unrealized (gain) loss on investments	(4,606)	(2,903)
Net change in unrealized (gain) loss on foreign currency forward contracts	(113)	533
Net change in unrealized (gain) loss on foreign currency and other transactions	1	—
Payment-in-kind interest income	(2,112)	(679)
Net accretion of discounts and amortization of premiums	(1,612)	(643)
Purchases of investments	(100,417)	(79,826)
Proceeds from principal payments and sale of investments and settlement of forward contracts	34,810	22,290
Amortization of deferred financing costs	730	385
Changes in operating assets and liabilities:
Interest and dividend receivable	(5,815)	(684)
Other assets	9,241	(86)
Interest payable	1,883	672
Payable for unsettled trades	(134)	—
Management fees payable	595	430
Incentive fees payable	1,464	1,448
Accounts payable and accrued expenses	(12)	235
Directors’ fees payable	23	15
Net cash provided by (used in) operating activities	(37,994)	(48,528)

Cash flows from financing activities:
Borrowings on Term Loan	55,000	—
Repayments of Term Loan	(3,114)	—
Borrowings on Credit Facility	126,600	75,500
Repayments of Credit Facility	(230,500)	(142,900)
Payments of deferred financing costs	(519)	(447)
Proceeds from issuance of common stock	95,977	122,953
Repurchase of common stock	(9,185)	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $6,731 and $2,195, respectively	(11,902)	(5,118)
Net cash provided by (used in) financing activities	22,357	49,988

Net increase (decrease) in Cash and Restricted cash	(15,637)	1,460
Effect of foreign currency exchange rates	(5)	—
Cash and Restricted cash, beginning of period	52,204	13,971
Cash and Restricted cash, end of period	$36,562	$15,431

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$9,476	$2,223
Cash paid for income taxes, including excise taxes, during the period	$170	$—

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2023	December 31, 2022
Cash	$4,319	$5,716
Restricted cash	32,243	46,488
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$36,562	$52,204

	March 31, 2022	December 31, 2021
Cash	$3,294	$4,998
Restricted cash	12,137	8,973
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,431	$13,971

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	L	4.25%	9.41%	5/2/2019	5/8/2026	1,636	$1,632	$1,173	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	7/25/2019	7/25/2025	1,930	1,912	1,913	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	12/24/2019	7/25/2025	1,007	998	998	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	2/17/2021	7/25/2025	1,742	1,741	1,726	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	6/15/2021	7/25/2025	1,021	1,006	1,012	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	8/10/2021	7/25/2025	997	985	988	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	SF	6.00%	10.96%	7/25/2019	7/25/2025	316	131	131	0.0%
						8,649	8,405	7,941	0.9%
Automotive
Born To Run, LLC (~~) (~~~)	L	6.00%	11.16%	4/1/2021	4/1/2027	8,843	8,716	8,024	0.9%
Born To Run, LLC (~~)	L	6.00%	11.16%	4/1/2021	4/1/2027	1,204	1,204	1,093	0.1%
Burgess Point Purchaser Corporation (~)	SF	5.35%	10.16%	6/30/2022	7/25/2029	4,988	4,522	4,771	0.6%
Lifted Trucks Holdings, LLC (~~) (~~~)	L	5.75%	10.50%	8/2/2021	8/2/2027	9,900	9,747	9,806	1.1%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	10.54%	8/2/2021	8/2/2027	2,381	317	314	0.0%
Panda Acquisition, LLC (~)	SF	6.25%	10.98%	12/20/2022	10/18/2028	9,938	8,202	8,198	0.9%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	7/8/2022	12/14/2026	127	125	127	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	3,374	3,354	3,355	0.4%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	626	626	623	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	500	500	497	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	556	556	553	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	713	713	709	0.1%
						43,150	38,582	38,070	4.4%
Banking
MV Receivables II, LLC (<)	L	9.75%	14.41%	7/29/2021	7/29/2026	10,163	9,709	9,742	1.1%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.91%	1/12/2021	1/12/2027	3,000	2,960	2,955	0.4%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.91%	10/12/2021	1/12/2027	503	496	496	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.59%	1/12/2021	1/12/2027	484	140	138	0.0%
						14,150	13,305	13,331	1.6%
Beverage, Food & Tobacco
LVF Holdings, Inc. (~)	SF	6.40%	11.30%	6/10/2021	6/10/2027	3,448	3,396	3,348	0.4%
LVF Holdings, Inc. (~)	SF	6.40%	11.30%	6/10/2021	6/10/2027	3,299	3,299	3,205	0.4%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.40%	11.30%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	SF	6.40%	11.30%	6/10/2021	6/10/2027	554	322	312	0.0%
LX/JT Intermediate Holdings, Inc. (~~~)	SF	6.00%	10.91%	3/11/2020	3/11/2025	3,266	3,238	3,231	0.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.91%	3/11/2020	3/11/2025	500	—	—	0.0%
Sabrosura Foods, LLC et al (~) (~~)	L	5.50%	10.34%	10/18/2019	10/18/2024	4,624	4,593	4,576	0.5%
Sabrosura Foods, LLC et al (~)	L	5.50%	10.33%	10/18/2019	10/18/2024	261	261	259	0.0%
Sabrosura Foods, LLC et al (Revolver)	L	5.50%	10.45%	10/18/2019	10/18/2024	1,286	1,286	1,272	0.2%
						18,040	16,395	16,203	1.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Capital Equipment
Adept AG Holdings, LLC (~~~)	SF	6.15%	11.05%		8/11/2022	8/11/2027	6,468	$6,353	$6,346	0.7%
Adept AG Holdings, LLC (~) (<) (a)	SF	6.40%	11.30%		8/11/2022	8/11/2027	10,792	10,658	10,589	1.2%
Adept AG Holdings, LLC (~~~)	SF	6.15%	11.05%		8/11/2022	8/11/2027	1,621	1,621	1,590	0.2%
Adept AG Holdings, LLC (Revolver) (<) (*) (a)	SF	6.40%	11.30%		8/11/2022	8/11/2027	1,082	—	—	0.0%
Adept AG Holdings, LLC (Revolver) (*)	SF	6.15%	11.05%		8/11/2022	8/11/2027	1,300	—	—	0.0%
CGI Automated Manufacturing, LLC (~)	SF	7.00%	12.16%		9/9/2022	12/17/2026	8,888	8,653	8,788	1.0%
CGI Automated Manufacturing, LLC (~)	SF	7.00%	12.16%		9/30/2022	12/17/2026	5,655	5,530	5,592	0.7%
CGI Automated Manufacturing, LLC (~)	SF	7.00%	12.16%		9/9/2022	12/17/2026	10,821	10,536	10,700	1.2%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.00%	11.16%		2/28/2020	11/28/2025	7,757	7,679	7,753	0.9%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.00%	10.90%		12/29/2021	11/28/2025	2,372	2,338	2,371	0.3%
MCP Shaw Acquisitionco, LLC (~~~)	SF	6.00%	10.90%		12/29/2021	11/28/2025	780	780	780	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.00%	11.16%		2/28/2020	11/28/2025	1,427	—	—	0.0%
							58,963	54,148	54,509	6.3%
Construction & Building
			12.45	% Cash/
Premier Roofing L.L.C. (~)	L	8.50%	1.00	% PIK	8/31/2020	8/29/2025	3,450	3,415	3,398	0.4%
			12.45	% Cash/
Premier Roofing L.L.C. (Revolver) (*)	L	8.50%	1.00	% PIK	8/31/2020	8/29/2025	1,207	967	952	0.1%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	10.42%		4/19/2021	4/17/2026	4,421	4,372	4,421	0.5%
TCFIII Owl Buyer LLC (~~~)	SF	5.50%	10.42%		4/19/2021	4/17/2026	5,398	5,398	5,399	0.6%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	10.42%		12/17/2021	4/17/2026	4,845	4,783	4,845	0.6%
							19,321	18,935	19,015	2.2%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.50%	10.33%		8/3/2021	8/3/2026	11,544	11,383	11,429	1.3%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	10.33%		8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	L	6.75%	11.41%		8/4/2021	8/4/2026	5,418	5,341	5,255	0.6%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	11.58%		8/4/2021	8/4/2026	743	297	288	0.1%
							20,669	17,021	16,972	2.0%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~) (~~~)	SF	6.50%	11.28%		5/18/2021	5/18/2026	13,790	13,605	13,638	1.6%
Arizona Natural Resources, LLC (~)	SF	6.50%	11.28%		12/15/2021	5/18/2026	2,531	2,494	2,504	0.3%
Arizona Natural Resources, LLC (~)	SF	6.50%	11.28%		8/12/2022	5/18/2026	6,867	6,750	6,791	0.8%
Arizona Natural Resources, LLC	SF	6.61%	11.42%		8/12/2022	5/18/2026	2,958	2,958	2,958	0.4%
Arizona Natural Resources, LLC (Revolver) (*)	SF	6.50%	11.28%		5/18/2021	5/18/2026	2,222	1,778	1,758	0.2%
			12.14	% Cash/
The Kyjen Company, LLC (~) (~~)	SF	7.25%	0.50	% PIK	5/14/2021	4/3/2026	2,955	2,934	2,916	0.3%
The Kyjen Company, LLC	SF	7.00%	11.95	% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
			11.45	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	315	268	264	0.0%
Thrasio, LLC (~) (~~)	L	7.00%	12.16%		12/18/2020	12/18/2026	4,878	4,829	4,841	0.6%
							36,517	35,617	35,671	4.2%
Containers, Packaging & Glass
B2B Industrial Products LLC (~) (~~~)	SF	6.75%	11.80%		12/6/2022	10/7/2026	9,975	9,745	9,965	1.2%
Polychem Acquisition, LLC (~)	L	5.00%	9.84%		4/8/2019	3/17/2025	1,920	1,918	1,920	0.2%
							11,895	11,663	11,885	1.4%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	SF	4.75%	9.71%		3/18/2021	3/17/2028	2,243	2,235	2,170	0.3%
							2,243	2,235	2,170	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	SF	7.00%	11.67%		10/19/2020	10/20/2025	970	$913	$944	0.1%
Quest Resource Management Group, LLC (~~~)	SF	7.00%	11.78%		10/19/2020	10/20/2025	1,065	1,065	1,036	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	SF	7.00%	11.78%		12/7/2021	10/20/2025	3,787	3,734	3,673	0.4%
Quest Resource Management Group, LLC	SF	7.00%	11.78%		12/7/2021	10/20/2025	382	382	370	0.1%
Trilon Group, LLC (~~~)	SF	6.25%	11.08%		10/28/2022	5/25/2029	5,500	5,352	5,448	0.6%
Trilon Group, LLC (~) (~~)	SF	6.25%	11.51%		10/28/2022	5/25/2029	4,400	4,400	4,358	0.5%
Volt Bidco, Inc. (~~)	SF	7.00%	11.90%		8/11/2021	8/11/2027	9,059	8,912	9,059	1.1%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	7.00%	11.90	% PIK	8/11/2021	8/11/2027	1,614	1,164	1,164	0.1%
Volt Bidco, Inc. (Revolver) (*)	SF	7.00%	11.90%		8/11/2021	8/11/2027	956	—	—	0.0%
							27,733	25,922	26,052	3.0%
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	12.15%		10/19/2022	10/19/2028	10,000	9,766	10,000	1.2%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.15%		10/19/2022	10/19/2028	1,000	—	—	0.0%
			10.67	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	14,190	13,969	14,169	1.6%
			10.67	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	8/26/2022	9/30/2027	1,980	1,936	1,978	0.2%
			10.67	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	4,244	4,244	4,237	0.5%
			10.67	% Cash/
Exiger LLC (Delayed Draw) (*) (**)	SF	8.00%	2.00	% PIK	8/26/2022	9/30/2027	7,000	—	—	0.0%
			10.67	% Cash/
Exiger LLC (Revolver) (*)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.75%	11.15%		8/19/2022	8/18/2028	12,935	12,702	12,870	1.5%
GC Champion Acquisition LLC	SF	6.75%	11.56%		8/19/2022	8/18/2028	3,611	3,611	3,593	0.4%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%		4/29/2022	4/28/2028	7,600	—	—	0.0%
J2 BWA Funding LLC (Revolver) (<) (*)	n/a	n/a	9.00%		12/14/2020	12/24/2026	2,850	1,446	1,439	0.2%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	11.50%		2/25/2021	2/25/2026	7,184	8,460	7,184	0.8%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	10.75%		6/29/2021	6/29/2026	3,026	3,400	3,026	0.4%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.75%	10.80%		12/28/2022	12/28/2028	2,993	2,921	2,968	0.4%
TEAM Public Choices, LLC (~)	SF	5.00%	9.95%		8/23/2022	12/17/2027	4,549	4,340	4,435	0.5%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	1,993	1,993	1,978	0.2%
W3 Monroe RE Debt LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00%		3/31/2023	2/4/2028	40	13	13	0.0%
YS WH4 LLC (Revolver) (<) (*)	SF	7.00%	11.93%		7/20/2022	11/20/2025	7,700	893	893	0.1%
							94,295	69,694	68,783	8.0%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	L	5.75%	10.91%		9/23/2022	12/2/2026	9,966	9,701	9,617	1.1%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw) (*) (**)	L	5.75%	10.91%		9/23/2022	12/2/2026	14,209	6,617	6,402	0.8%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	L	5.75%	10.91%		9/23/2022	12/2/2026	761	—	—	0.0%
							24,936	16,318	16,019	1.9%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	SF	14.57%	19.35	% PIK	7/15/2020	7/15/2024	1,000	979	979	0.1%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	5.75%	10.67%		4/26/2019	1/30/2026	1,920	1,912	1,436	0.2%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	7.00%	11.92%		9/1/2022	1/30/2026	4,153	3,941	3,634	0.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.95%		5/3/2022	4/30/2025	13,500	13,302	13,500	1.6%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.95%		5/3/2022	4/30/2025	1,380	1,380	1,380	0.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	12.95%		5/3/2022	4/30/2025	6,763	4,507	4,507	0.5%
InsideRE, LLC (~~) (~~~)	L	5.75%	10.91%		12/22/2021	12/22/2027	7,409	7,289	7,483	0.9%
InsideRE, LLC (~)	L	5.75%	10.91%		12/22/2021	12/22/2027	2,878	2,878	2,907	0.3%
InsideRE, LLC (Revolver) (*)	L	5.75%	10.70%		12/22/2021	12/22/2027	965	64	64	0.0%
Lessen Inc.	SF	8.50%	13.31%		1/5/2023	1/5/2028	8,000	7,691	7,680	0.9%
NCBP Property, LLC (<)	L	9.50%	14.16%		12/18/2020	6/16/2023	2,500	2,498	2,511	0.3%
							50,468	46,441	46,081	5.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Healthcare & Pharmaceuticals
Appriss Health, LLC (~~)	L	7.25%	11.96%		5/6/2021	5/6/2027	6,476	$6,379	$6,472	0.8%
Appriss Health, LLC (Revolver) (*)	L	7.25%	11.93%		5/6/2021	5/6/2027	433	217	217	0.0%
Ascent Midco, LLC (~~) (~~~)	L	5.75%	10.59%		2/5/2020	2/5/2025	2,205	2,187	2,190	0.3%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.59%		2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	L	6.50%	11.25%		2/12/2021	2/12/2026	2,813	2,771	2,767	0.3%
			10.60	% Cash/
Caravel Autism Health, LLC (~)	SF	7.01%	1.00	% PIK	6/30/2021	6/30/2027	8,066	7,946	7,598	0.9%
			11.33	% Cash/
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	7.18%	1.00	% PIK	6/30/2021	6/30/2027	6,002	1,442	1,358	0.2%
			10.60	% Cash/
Caravel Autism Health, LLC (Revolver) (*)	SF	7.01%	1.00	% PIK	6/30/2021	6/30/2027	2,027	1,387	1,307	0.2%
Dorado Acquisition, Inc. (~) (~~)	SF	6.60%	11.27%		6/30/2021	6/30/2026	13,790	13,598	13,500	1.6%
Dorado Acquisition, Inc. (~) (~~~)	SF	6.76%	11.34%		11/27/2022	6/30/2026	11,429	11,167	11,189	1.3%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.60%	11.27%		6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.27%		6/30/2021	6/30/2026	1,670	—	—	0.0%
Golden State Buyer, Inc. (~) (~~~)	SF	4.75%	9.66%		8/25/2022	6/19/2026	9,921	9,575	9,648	1.1%
			8.50	% Cash/
INH Buyer, Inc. (~)	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028	4,947	4,910	4,742	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (~)	SF	7.00%	11.68%		2/1/2023	2/1/2029	10,000	9,710	9,700	1.1%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	7.00%	12.04%		2/1/2023	2/1/2029	3,404	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	7.00%	12.04%		2/1/2023	2/1/2029	1,626	271	263	0.0%
MPH Acquisition Holdings LLC (~) (<)	L	4.25%	9.20%		9/20/2022	9/1/2028	3,544	3,342	3,046	0.4%
NationsBenefits, LLC (~)	SF	7.00%	11.77%		8/20/2021	8/26/2027	12,097	11,924	12,339	1.4%
NationsBenefits, LLC (~)	SF	7.00%	11.77%		8/26/2022	8/26/2027	14,415	14,415	14,704	1.7%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.77%		8/26/2022	8/26/2027	15,578	8,187	8,350	1.0%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.77%		8/20/2021	8/26/2027	6,806	2,722	2,722	0.3%
NQ PE Project Colosseum Midco Inc. (~) (~~~)	SF	5.65%	10.46%		10/4/2022	10/4/2028	14,564	14,294	14,660	1.7%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	10.24%		10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	10.24%		10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~)	SF	6.00%	10.87%		12/14/2022	11/16/2028	10,000	9,762	10,013	1.2%
OIS Management Services, LLC (Delayed Draw) (*) (**)	SF	6.00%	11.00%		12/14/2022	11/16/2028	3,846	450	451	0.1%
OIS Management Services, LLC (Revolver) (*)	SF	6.00%	10.86%		12/14/2022	11/16/2028	1,154	77	77	0.0%
QF Holdings, Inc. (~~)	SF	6.35%	11.16%		9/19/2019	12/15/2027	4,550	4,522	4,550	0.5%
QF Holdings, Inc. (~~)	SF	6.35%	11.16%		12/15/2021	12/15/2027	4,368	4,315	4,368	0.5%
QF Holdings, Inc. (~~)	SF	6.35%	11.16%		9/19/2019	12/15/2027	910	910	910	0.1%
QF Holdings, Inc.	SF	6.35%	11.16%		8/21/2020	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (Revolver) (*)	SF	6.35%	11.06%		9/19/2019	12/15/2027	1,092	182	182	0.0%
SCP Eye Care Holdco, LLC (~)	SF	5.75%	10.41%		10/7/2022	10/5/2029	9,232	8,969	8,862	1.0%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.41%		10/7/2022	10/5/2029	8,053	—	—	0.0%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.75%	10.61%		10/7/2022	10/5/2029	1,442	553	513	0.1%
Seran BioScience, LLC (~~) (~~~)	SF	6.25%	10.99%		12/31/2020	7/8/2027	1,960	1,937	1,953	0.2%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.82%		7/8/2022	7/8/2027	2,218	1,596	1,590	0.2%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	10.99%		12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~) (~~)	L	5.75%	10.41%		12/30/2021	12/30/2026	3,762	3,704	3,541	0.4%
SIP Care Services, LLC (Delayed Draw) (*) (**)	L	5.75%	10.41%		12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	L	5.75%	10.41%		12/30/2021	12/30/2026	760	152	143	0.0%
Sound Inpatient Physicians, Inc. (~) (d)	L	2.75%	7.61%		10/12/2022	6/28/2025	2,821	2,321	2,223	0.3%
TigerConnect, Inc. (~~)	SF	6.76%	11.58%		2/16/2022	2/16/2028	10,000	9,831	9,888	1.2%
			8.20	% Cash/
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.76%	3.38	% PIK	2/16/2022	2/16/2028	750	186	184	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.76%	11.59%		2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (~~)	SF	6.75%	11.74%		8/28/2019	1/18/2028	5,000	4,967	4,973	0.6%
WebPT, Inc. (Revolver) (*)	SF	6.75%	11.66%		8/28/2019	1/18/2028	521	342	342	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF	6.75%	11.58%		6/3/2022	6/2/2028	21,000	20,616	20,769	2.4%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.58%		6/3/2022	6/2/2028	6,563	262	260	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.58%		6/3/2022	6/2/2028	2,625	394	389	0.0%
							266,253	203,402	203,863	23.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Acquia Inc. (~~)	L	7.00%	11.79%		11/1/2019	10/31/2025	15,429	$15,246	$15,429	1.8%
Acquia Inc. (Revolver)	L	7.00%	12.05%		11/1/2019	10/31/2025	588	588	588	0.1%
			14.16	% Cash/
Amelia Holding II, LLC (~)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	10,028	9,745	9,965	1.2%
			14.16	% Cash/
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	3,333	—	—	0.0%
			14.16	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
			8.66	% Cash/
Arcstor Midco, LLC (~) (~~)	SF	7.60%	3.75	% PIK	3/16/2021	3/16/2027	12,191	12,025	10,750	1.3%
BTRS Holdings Inc. (~)	SF	8.00%	12.74%		12/16/2022	12/15/2028	10,000	9,714	10,000	1.2%
BTRS Holdings Inc. (Delayed Draw) (*) (**)	SF	8.00%	12.74%		12/16/2022	12/15/2028	845	100	100	0.0%
BTRS Holdings Inc. (Revolver) (*)	SF	7.25%	12.06%		12/16/2022	12/15/2028	1,067	147	147	0.0%
Drawbridge Partners, LLC (~~)	SF	7.00%	11.90%		9/1/2022	9/1/2028	15,000	14,728	14,897	1.7%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.90	% PIK	9/1/2022	9/1/2028	1,649	972	965	0.1%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.90%		9/1/2022	9/1/2028	2,609	—	—	0.0%
Fueled Digital Media, LLC (~~~)	SF	6.11%	10.78%		11/1/2022	11/1/2027	5,753	5,620	5,782	0.7%
Fueled Digital Media, LLC (Delayed Draw) (*) (**)	SF	6.11%	10.78%		11/1/2022	11/1/2027	504	—	—	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	10.78%		11/1/2022	11/1/2027	807	—	—	0.0%
Matrix Parent, Inc. (~) (~~~)	SF	5.00%	10.06%		11/2/2022	3/1/2029	2,487	2,273	1,982	0.2%
Medallia, Inc. (~~)	L	6.50%	11.34	% PIK	8/15/2022	10/27/2028	11,428	11,227	11,360	1.3%
Mindbody, Inc. (~~)	L	7.00%	12.10%		2/15/2019	2/14/2025	1,867	1,854	1,864	0.2%
Mindbody, Inc. (~~)	L	7.00%	12.10%		9/22/2021	2/14/2025	7,387	7,387	7,372	0.9%
Mindbody, Inc. (Revolver) (*)	L	7.00%	12.10%		2/15/2019	2/14/2025	190	—	—	0.0%
Oranje Holdco, Inc. (~)	SF	7.75%	12.43%		2/1/2023	2/1/2029	14,000	13,664	13,650	1.6%
Oranje Holdco, Inc. (Revolver) (*)	SF	7.75%	12.43%		2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC (~)	SF	8.25%	12.94%		12/13/2022	12/16/2027	5,668	5,509	5,527	0.6%
Optomi, LLC (~) (~~)	SF	5.50%	10.23%		12/16/2021	12/16/2027	13,365	13,151	13,031	1.5%
Optomi, LLC (Revolver) (*)	SF	5.50%	10.23%		12/16/2021	12/16/2027	3,189	1,063	1,036	0.1%
Securly, Inc. (~~)	L	7.00%	11.83%		4/20/2022	4/22/2027	3,702	3,639	3,689	0.4%
Securly, Inc. (~~)	L	7.00%	12.16%		4/22/2021	4/22/2027	8,400	8,277	8,369	1.0%
Securly, Inc. (~~)	L	7.00%	11.95%		4/22/2021	4/22/2027	1,938	1,938	1,931	0.2%
Securly, Inc. (Delayed Draw) (*) (**)	L	7.00%	11.95%		4/20/2022	4/22/2027	2,585	1,809	1,802	0.2%
Securly, Inc. (Revolver) (*)	L	7.00%	12.16%		4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (~)	L	4.25%	9.09%		4/18/2019	4/30/2026	716	710	712	0.1%
Unanet, Inc. (~)	SF	6.25%	10.97%		12/9/2022	12/8/2028	22,000	21,586	22,000	2.6%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.25%	10.97%		12/9/2022	12/8/2028	6,947	—	—	0.0%
Unanet, Inc. (Revolver) (*)	SF	6.25%	10.97%		12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	10.11%		8/17/2022	6/29/2029	21,048	19,745	20,180	2.3%
							212,422	182,717	183,128	21.3%
Hotels, Gaming & Leisure
Equine Network, LLC (~~) (~~~)	SF	6.00%	10.78%		12/31/2020	12/31/2025	1,470	1,450	1,452	0.2%
Equine Network, LLC (~~) (~~~)	SF	6.00%	10.81%		3/31/2023	12/31/2025	183	177	181	0.0%
Equine Network, LLC (~~) (~~~)	SF	6.00%	10.78%		1/29/2021	12/31/2025	667	659	658	0.1%
Equine Network, LLC (Revolver) (*)	SF	6.00%	10.78%		12/31/2020	12/31/2025	146	110	108	0.0%
							2,466	2,396	2,399	0.3%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~) (~~) (~~~)	SF	5.60%	10.27%		11/24/2021	11/24/2026	17,820	17,552	17,669	2.1%
95 Percent Buyer, LLC (Revolver) (*)	SF	5.60%	10.27%		11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	6.10%	10.77%		10/21/2022	10/20/2028	5,000	4,883	5,000	0.6%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	6.10%	10.77%		10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	6.00%	10.67%		10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~)	SF	5.50%	10.50%		10/11/2022	7/1/2027	29,625	28,950	29,625	3.4%
Madison Logic Holdings, Inc. (~)	SF	7.00%	11.90%		12/30/2022	12/29/2028	14,000	13,598	14,000	1.6%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	11.90%		12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.46%		10/30/2020	10/30/2025	2,444	2,416	2,427	0.3%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.46%		3/12/2021	10/30/2025	708	708	703	0.1%
North Haven USHC Acquisition, Inc. (~)	SF	6.50%	11.46%		9/3/2021	10/30/2025	1,430	1,430	1,420	0.2%
North Haven USHC Acquisition, Inc. (~)	SF	6.25%	11.01%		7/29/2022	10/30/2025	2,585	2,553	2,554	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.46%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.27%		10/30/2020	10/30/2025	416	187	187	0.0%
			11.41	% Cash/
NTM Acquisition Corp. (~~~)	L	7.25%	1.00	% PIK	4/18/2019	6/7/2024	4,341	4,341	4,168	0.5%
Really Great Reading Company, Inc. (~)	SF	6.00%	10.89%		12/9/2022	12/8/2028	12,000	11,713	12,060	1.4%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.89%		12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	6.00%	10.89%		12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~) (~~)	SF	6.00%	10.77%		11/20/2020	11/20/2025	1,960	1,938	1,935	0.2%
Relevate Health Group, LLC (~) (~~~)	SF	6.00%	10.77%		3/28/2022	11/20/2025	5,224	5,145	5,156	0.6%
Relevate Health Group, LLC (~~~)	SF	6.00%	10.77%		11/20/2020	11/20/2025	877	877	865	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	6.00%	10.77%		11/20/2020	11/20/2025	789	—	—	0.0%
Renaissance Learning, Inc. (~) (d)	SF	4.75%	9.55%		3/16/2023	4/5/2030	7,500	7,275	7,275	0.8%
Spherix Global Inc. (~) (~~)	SF	6.36%	11.03%		12/22/2021	12/22/2026	4,455	4,396	4,321	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.03%		12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~~) (~~~)	SF	6.50%	11.42%		1/28/2020	1/28/2025	6,016	5,957	6,037	0.7%
XanEdu Publishing, Inc. (~~~)	SF	6.50%	11.42%		8/31/2022	1/28/2025	2,391	2,345	2,399	0.3%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	11.42%		1/28/2020	1/28/2025	977	—	—	0.0%
							131,431	116,264	117,801	13.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			4.92	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	5/2/2019	5/12/2023	1,311	$1,311	$1,288	0.2%
			4.92	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	5/2/2019	5/12/2023	411	411	403	0.1%
			4.92	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	5/2/2019	5/12/2023	155	155	152	0.0%
			4.96	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	11/4/2019	5/12/2023	252	252	247	0.0%
			5.16	% Cash/
Vice Group Holding Inc. (Delayed Draw) (*) (**)	SF	12.00%	12.00	% PIK	1/27/2023	5/12/2023	298	286	286	0.0%
							2,427	2,415	2,376	0.3%
Media: Diversified & Production
Bonterra LLC (~~)	L	6.00%	11.16%		9/8/2021	9/8/2027	18,857	18,651	18,433	2.1%
Bonterra LLC (Delayed Draw) (*) (**)	L	6.00%	11.16%		9/8/2021	9/8/2027	1,457	—	—	0.0%
Bonterra LLC (Revolver) (*)	L	6.00%	11.16%		9/8/2021	9/8/2027	1,814	1,785	1,744	0.2%
Chess.com, LLC (~~) (~~~)	L	6.50%	11.66%		12/31/2021	12/31/2027	12,870	12,660	12,693	1.5%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.66%		12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.02%		2/28/2019	2/28/2025	1,000	996	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.02%		2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%		9/27/2022	2/28/2025	318	313	318	0.1%
Crownpeak Technology, Inc. (~)	SF	7.25%	12.02%		9/27/2022	2/28/2025	833	833	833	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	12.02%		2/28/2019	2/28/2025	125	—	—	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~)	L	5.50%	10.31%		11/28/2022	12/20/2024	2,487	2,273	1,907	0.2%
Sports Operating Holdings II, LLC (~)	SF	5.75%	10.56%		11/3/2022	11/3/2027	4,975	4,861	4,975	0.6%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.56%		11/3/2022	11/3/2027	4,000	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.56%		11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF	6.75%	11.69%		8/26/2019	8/31/2023	1,969	1,959	1,969	0.2%
Streamland Media MidCo LLC (~)	SF	6.75%	11.69%		3/7/2022	8/31/2023	533	526	533	0.1%
							53,531	44,872	44,420	5.2%
Retail
Carrols Restaurant Group Inc (~) (d)	SF	3.35%	8.16%		3/30/2023	4/30/2026	1,000	930	930	0.1%
							1,000	930	930	0.1%
Services: Business
Aperture Companies, LLC (~~) (~~~)	L	6.25%	10.91%		12/31/2021	12/31/2026	14,850	14,621	14,281	1.7%
Aperture Companies, LLC (~~)	L	6.25%	10.91%		12/31/2021	12/31/2026	4,315	4,315	4,150	0.5%
Aperture Companies, LLC (Revolver) (*)	L	6.25%	10.91%		12/31/2021	12/31/2026	1,347	—	—	0.0%
			8.07	% Cash/
Aras Corporation (~)	L	7.00%	3.75	% PIK	4/13/2021	4/13/2027	4,714	4,655	4,690	0.5%
Aras Corporation (Revolver) (*)	L	6.50%	11.32%		4/13/2021	4/13/2027	325	217	216	0.0%
Argano, LLC (~~) (~~~)	SF	5.50%	10.27%		6/10/2021	6/10/2026	8,963	8,843	8,952	1.0%
Argano, LLC (~) (~~~)	SF	5.50%	10.27%		6/10/2021	6/10/2026	3,969	3,969	3,964	0.5%
Argano, LLC (~)	SF	5.50%	10.27%		10/7/2022	6/10/2026	689	671	689	0.1%
Argano, LLC (~)	SF	5.50%	10.27%		3/16/2022	6/10/2026	4,745	4,745	4,739	0.6%
Argano, LLC (Revolver)	SF	5.50%	10.26%		6/10/2021	6/10/2026	965	965	964	0.1%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	L	6.75%	11.91	% PIK	9/21/2021	9/21/2027	16,535	16,297	16,391	1.9%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	L	6.75%	11.91	% PIK	9/21/2021	9/21/2027	1,291	1,291	1,280	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (b)	L	6.75%	11.91%		9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~)	SF	6.00%	10.91%		12/8/2022	12/8/2027	12,968	12,635	13,032	1.5%
Edustaff, LLC (Revolver) (*)	SF	6.00%	10.91%		12/8/2022	12/8/2027	2,364	—	—	0.0%
FusionSite MidCo LLC (~)	SF	5.50%	10.09%		10/4/2022	10/4/2027	16,058	15,764	16,066	1.9%
FusionSite MidCo LLC (Delayed Draw) (*) (**)	SF	5.50%	10.09%		10/4/2022	10/4/2027	7,569	2,569	2,571	0.3%
FusionSite MidCo LLC (Revolver) (*)	SF	5.50%	10.09%		10/4/2022	10/4/2027	1,326	—	—	0.0%
HS4 Acquisitionco, Inc. (~~)	L	6.75%	11.59%		7/9/2019	7/9/2025	3,930	3,896	3,910	0.5%
HS4 Acquisitionco, Inc. (~~)	L	6.75%	11.59%		10/6/2021	7/9/2025	4,269	4,269	4,248	0.5%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.59%		7/9/2019	7/9/2025	325	186	185	0.0%
iCIMS, Inc. (~~)	SF	7.25%	12.05%		10/24/2022	8/18/2028	8,000	7,867	8,000	0.9%
Kingsley Gate Partners, LLC (~)	SF	6.65%	11.12%		12/9/2022	12/11/2028	3,000	2,944	3,003	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	3,600	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	3,000	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%		12/9/2022	12/11/2028	1,200	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	5.75%	10.63%		9/30/2022	8/4/2028	6,983	6,854	6,983	0.8%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	5.75%	10.63%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	5.75%	10.63%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	5.75%	10.63%		9/30/2022	8/4/2028	933	—	—	0.0%
Prototek LLC (~~~)	SF	6.50%	11.27%		12/8/2022	12/8/2027	8,000	7,773	7,984	0.9%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	11.27%		12/8/2022	12/8/2027	2,457	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	11.22%		12/8/2022	12/8/2027	1,843	—	—	0.0%
Relativity ODA LLC (~)	L	7.50%	12.35	% PIK	5/12/2021	5/12/2027	5,207	5,118	5,213	0.6%
Relativity ODA LLC (Revolver) (*)	L	7.50%	12.35	% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	10.95%		7/2/2021	7/2/2027	4,148	4,084	4,121	0.5%
Sundance Group Holdings, Inc. (~)	SF	6.25%	11.16%		11/30/2022	7/2/2027	166	161	165	0.0%
Sundance Group Holdings, Inc. (~)	SF	6.25%	11.09%		7/2/2021	7/2/2027	1,244	1,244	1,236	0.1%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.35%	11.18%		7/2/2021	7/2/2027	498	50	49	0.0%
The GEO Group, Inc (~) (<) (d)	SF	7.13%	11.93%		3/28/2023	3/23/2027	3,000	3,030	3,030	0.4%
Thryv, Inc. (~) (<)	L	8.50%	13.34%		9/7/2022	2/27/2026	8,404	8,329	8,367	1.0%
Verdantas LLC (~)	SF	7.60%	12.27%		2/28/2023	7/1/2025	4,000	3,883	3,880	0.5%
Verdantas LLC (Delayed Draw) (*) (**)	SF	7.60%	12.27%		2/28/2023	7/1/2025	2,000	—	—	0.0%
							186,383	151,245	152,359	17.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Clydesdale Holdings, LLC (~) (~~~)	SF	5.65%	10.55%		6/24/2022	6/23/2028	14,925	$14,662	$14,895	1.7%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.65%	10.55%		6/24/2022	6/23/2028	21,188	16,113	16,080	1.9%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.65%	10.55%		6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	SF	6.50%	11.41%		9/13/2022	12/22/2027	12,438	12,098	12,469	1.5%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.41%		9/13/2022	12/22/2027	12,494	5,327	5,340	0.6%
Express Wash Acquisition Company, LLC (~)	SF	6.50%	11.35%		7/14/2022	7/14/2028	11,500	11,441	11,284	1.3%
Express Wash Acquisition Company, LLC	SF	6.50%	11.35%		7/14/2022	7/14/2028	2,154	2,154	2,114	0.2%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	11.35%		7/14/2022	7/14/2028	536	295	289	0.0%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.66%		8/1/2019	1/2/2024	2,024	2,018	2,020	0.2%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.66%		5/3/2021	1/2/2024	1,466	1,466	1,463	0.2%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.66%		8/3/2021	1/2/2024	1,352	1,344	1,350	0.2%
Light Wave Dental Management, LLC (~)	SF	6.50%	11.66%		8/3/2021	1/2/2024	3,373	3,373	3,367	0.4%
Light Wave Dental Management, LLC (Delayed Draw) (~) (*) (**)	SF	6.50%	11.66%		6/24/2022	1/2/2024	11,455	3,290	3,283	0.4%
Light Wave Dental Management, LLC (Revolver)	SF	6.50%	11.66%		5/3/2021	1/2/2024	187	187	186	0.0%
Pacific Bells, LLC (~~~)	SF	4.76%	9.66%		11/2/2022	11/10/2028	2,931	2,754	2,824	0.3%
Viad Corp (~) (<)	SF	5.00%	9.92%		9/12/2022	7/28/2028	4,962	4,858	4,751	0.6%
							107,508	81,380	81,715	9.5%
Telecommunications
American Broadband and Telecommunications			18.00	% Cash/
Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	3,065	2,768	2,849	0.3%
American Broadband and Telecommunications			18.00	% Cash/
Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,000	244	242	0.0%
Calabrio, Inc. (~~)	L	7.00%	12.16%		4/16/2021	4/16/2027	8,000	7,854	7,960	0.9%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.95%		4/16/2021	4/16/2027	963	551	548	0.1%
DataOnline Corp. (~) (~~)	L	6.25%	10.88%		11/13/2019	11/13/2025	6,289	6,224	6,138	0.7%
DataOnline Corp. (Revolver)	L	6.25%	11.41%		11/13/2019	11/13/2025	844	844	824	0.1%
EOS Finco S.A.R.L. (~~~) (<) (b)	SF	6.00%	10.60%		8/3/2022	8/20/2027	1,250	1,155	1,236	0.2%
Patagonia Holdco LLC (~) (<) (b)	SF	5.75%	10.47%		8/5/2022	8/1/2029	14,925	12,391	12,440	1.5%
Sandvine Corporation (~)	L	4.50%	9.33%		3/8/2021	10/31/2025	1,159	1,159	1,100	0.1%
							37,495	33,190	33,337	3.9%
Transportation: Cargo
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.67%		12/16/2020	12/16/2025	8,139	8,528	8,148	1.0%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.67%		12/16/2020	12/16/2025	1,032	1,101	1,033	0.1%
Fiasco Enterprises, LLC (~~~)	SF	5.61%	10.28%		5/6/2022	5/6/2027	6,965	6,861	6,941	0.8%
Fiasco Enterprises, LLC (~)	SF	6.61%	11.28%		12/15/2022	5/6/2027	8,400	8,163	8,400	1.0%
Fiasco Enterprises, LLC (Revolver) (*)	SF	5.61%	10.28%		5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~) (~~~)	SF	5.50%	10.39%		11/17/2022	11/15/2029	21,886	21,364	21,821	2.5%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.50%	10.39%		11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.50%	10.39%		11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc. (~) (~~)	SF	6.50%	11.40%		11/1/2022	11/1/2028	17,003	16,513	16,926	2.0%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.40%		11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	11.40%		11/1/2022	11/1/2028	2,273	429	427	0.0%
RS Acquisition, LLC (~~) (~~~)	L	6.00%	10.66%		12/13/2021	12/14/2026	10,890	10,724	10,650	1.2%
RS Acquisition, LLC (Delayed Draw) (~) (*) (**)	L	6.00%	10.66%		12/13/2021	12/14/2026	10,052	8,282	8,100	0.9%
RS Acquisition, LLC (Revolver)	L	6.00%	10.66%		12/13/2021	12/14/2026	1,264	1,264	1,237	0.2%
							103,993	83,229	83,683	9.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.25%	10.14%		10/6/2022	10/3/2028	23,867	$23,314	$23,867	2.8%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.25%	10.23%		10/6/2022	10/3/2028	2,800	1,456	1,456	0.2%
S&S Holdings LLC (~)	L	5.00%	9.83%		3/10/2021	3/10/2028	2,940	2,872	2,780	0.3%
							29,607	27,642	28,103	3.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							1,565,545	1,304,363	1,306,816	152.2%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	SF	7.50%	12.28%		9/8/2021	9/8/2026	13,231	13,041	13,033	1.5%
							13,231	13,041	13,033	1.5%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (Delayed			9.00	% Cash/
Draw) (<) (*) (**) (b)	n/a	n/a	4.75	% PIK	10/14/2022	10/14/2026	25,291	16,167	16,107	1.9%
							25,291	16,167	16,107	1.9%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.65%	10.28%		4/19/2022	4/19/2028	23,383	22,974	21,610	2.5%
							23,383	22,974	21,610	2.5%
Environmental Industries
StormTrap, LLC (~~~)	SF	5.00%	9.77%		3/25/2022	3/24/2028	7,497	7,380	7,497	0.9%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.00%	9.77%		3/25/2022	3/24/2028	2,222	—	—	0.0%
							9,719	7,380	7,497	0.9%
Healthcare & Pharmaceuticals
			10.33	% Cash/
Evolve Biologics Inc. (~) (<)	SF	16.00%	10.33	% PIK	12/20/2022	12/18/2026	17,620	17,291	17,532	2.0%
			10.33	% Cash/
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	16.00%	10.33	% PIK	12/20/2022	12/18/2026	19,411	—	—	0.0%
							37,031	17,291	17,532	2.0%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~~) (~~~)	SF	5.00%	9.67%		12/3/2021	12/3/2026	9,405	9,280	9,319	1.1%
New Engen, Inc. (~~) (~~~)	SF	5.00%	9.67%		12/27/2021	12/3/2026	7,942	7,942	7,870	0.9%
							17,347	17,222	17,189	2.0%
Services: Business
ASG II, LLC (~~)	SF	6.25%	11.08%		5/25/2022	5/25/2028	15,000	14,731	15,000	1.7%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.08%		5/25/2022	5/25/2028	2,250	648	648	0.1%
Onit, Inc. (~~)	SF	7.25%	12.30%		12/20/2021	5/2/2025	16,800	16,597	16,758	2.0%
							34,050	31,976	32,406	3.8%
Telecommunications
VB E1, LLC (~)	L	7.65%	12.81%		11/18/2020	11/18/2026	3,000	3,000	3,006	0.3%
							3,000	3,000	3,006	0.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							163,052	129,051	128,380	14.9%

Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.25%	14.26%		3/25/2022	3/24/2026	18,750	18,601	18,680	2.2%
MoneyLion, Inc. (~) (<)	P	5.75%	13.75%		8/27/2021	5/1/2023	2,500	2,485	2,500	0.3%
MoneyLion, Inc. (Delayed Draw) (<) (*) (**)	SF	9.25%	14.26%		3/25/2022	3/24/2026	5,357	—	—	0.0%
							26,607	21,086	21,180	2.5%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024	1,983	1,961	1,983	0.2%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026	9,356	9,100	9,089	1.1%
							11,339	11,061	11,072	1.3%
Services: Consumer
Light Wave Dental Management, LLC	n/a	n/a	n/a	(e)	12/6/2022	9/30/2023	2,479	2,479	2,954	0.3%
							2,479	2,479	2,954	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							40,425	34,626	35,206	4.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	—	(###)	4/1/2021	—	—	$693	$285	0.0%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	—	(###)	8/2/2021	—	—	159	127	0.0%
								852	412	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	—	(###)	7/29/2021	—	—	750	1,049	0.1%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	—	(###)	7/28/2021	7/28/2031	—	453	1,504	0.2%
								1,203	2,553	0.3%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	—	—	—	(###)	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	—	—	—	(###)	11/22/2022	—	—	10	4	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	—	—	—	(###)	3/17/2023	—	—	8	5	0.0%
								189	9	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	—	(###)	8/11/2022	—	—	650	495	0.1%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	—	(###)	2/28/2020	—	—	95	268	0.0%
								745	763	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	—	(###)	8/3/2021	—	—	169	195	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	(###)	4/19/2022	—	—	1,566	775	0.1%
								1,735	970	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	—	(###)	1/11/2020	—	—	857	608	0.1%
								857	608	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2020	3/19/2028	—	67	210	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2021	3/19/2028	—	—	147	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00	% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	—	(###)	3/25/2022	—	—	—	165	0.0%
Volt Bidco, Inc. (878 shares of common stock)	—	—	—	(###)	8/11/2021	—	—	891	1,090	0.2%
								1,598	2,252	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	—	(###)	12/24/2020	—	—	—	23	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (f)	—	—	—	(###)	4/29/2022	—	—	—	—	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 1.2% of the equity) (<) (####) (f)	—	—	—	(###)	4/29/2022	—	—	181	181	0.0%
								181	204	0.0%
FIRE: Real Estate
InsideRE, LLC (284,853 Class A common units) (####)	—	—	—	(###)	9/9/2019	—	—	420	658	0.1%
Lessen Inc. (128,737 preferred units)	—	—	—	(###)	1/5/2023	—	—	1,667	1,667	0.2%
Witkoff/Monroe 700 JV LLC (2,992 preferred			8.00	% Cash/
units) (<) (####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	3	2,262	0.2%
								2,090	4,587	0.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	726	677	0.1%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	—	(###)	6/30/2021	—	—	578	601	0.1%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	—	(###)	6/30/2021	—	—	—	843	0.1%
Evolve Biologics Inc. (0.1% of equity commitments) (<) (g)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	—	(###)	12/20/2022	12/20/2032	—	—	191	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.3% of the equity)	—	—	—	(###)	1/31/2023	—	—	981	981	0.1%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	2,393	2,824	0.3%
NationsBenefits, LLC (326,667 common units) (####)	—	—	—	(###)	8/20/2021	—	—	468	177	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	—	(###)	10/4/2022	—	—	1,365	1,451	0.2%
Seran BioScience, LLC (26,666 common units) (####)	—	—	—	(###)	12/31/2020	—	—	267	471	0.1%
								6,778	8,216	1.0%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(###)	12/21/2022	12/21/2032	—	$—	$126	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	—	(###)	9/1/2022	—	—	652	649	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	—	(###)	12/16/2021	—	—	278	554	0.1%
Recorded Future, Inc. (40,243 Class A units) (h)	—	—	—	(###)	7/3/2019	—	—	40	126	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	—	(###)	12/5/2022	—	—	1,622	1,637	0.2%
								2,592	3,092	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	—	(###)	12/31/2020	—	—	95	85	0.0%
								95	85	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00	% PIK	11/24/2021	—	—	385	540	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	—	(###)	10/21/2022	—	—	568	614	0.1%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00	% PIK	12/27/2021	—	—	417	388	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	—	(###)	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	—	(###)	12/9/2022	—	—	369	386	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	96	77	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	—	(###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	—	(###)	12/22/2021	—	—	333	189	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	65	314	0.0%
								2,238	2,508	0.3%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	—	(###)	12/31/2021	—	—	189	107	0.0%
								189	107	0.0%
Services: Business
Argano, LLC (59,540 common units) (####)	—	—	—	(###)	6/10/2021	—	—	290	545	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (b)	—	—	—	(###)	9/21/2021	—	—	723	728	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	—	(###)	12/8/2022	—	—	591	596	0.1%
Skillsoft Corp. (26,168 Class A shares) (~) (<) (i)	—	—	—	(###)	6/11/2021	—	—	508	52	0.0%
								2,112	1,921	0.2%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	140	117	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (j)	—	—	—	(###)	1/4/2021	—	—	195	235	0.1%
								335	352	0.1%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	—	(###)	6/10/2022	6/10/2032	—	84	130	0.0%
								84	130	0.0%
Transportation: Cargo
RS Acquisition, LLC (753,485 common units) (####)	—	—	—	(###)	1/12/2022	—	—	1,264	1,162	0.1%
								1,264	1,162	0.1%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	—	—	—	(###)	10/3/2022	—	—	—	1,572	0.2%
IF & P Holdings Company, LLC (1,500 Class B common units)	—	—	—	(###)	10/3/2022	—	—	1,500	116	0.0%
								1,500	1,688	0.2%
Total Non-Controlled/Non-Affiliate Equity Securities								26,637	31,619	3.7%
Total Non-Controlled/Non-Affiliate Company Investments								$1,494,677	$1,502,021	174.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	L	7.00%	11.66%		8/11/2021	8/9/2024	4,875	$4,785	$4,743	0.6%
							4,875	4,785	4,743	0.6%
Services: Business
Nastel Technologies, LLC (~~)	SF	6.50%	11.28%		9/21/2022	9/21/2027	3,500	3,436	3,500	0.4%
Nastel Technologies, LLC (Revolver) (*)	SF	6.50%	11.28%		9/21/2022	9/21/2027	368	—	—	0.0%
							3,868	3,436	3,500	0.4%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	7.50%	12.42%		7/29/2022	7/29/2027	5,089	4,998	5,089	0.6%
SheerTrans Solutions, LLC (Revolver) (*)	SF	7.50%	12.42%		7/29/2022	7/29/2027	1,465	—	—	0.0%
							6,554	4,998	5,089	0.6%
Total Non-Controlled/Affiliate Senior Secured Loans							15,297	13,219	13,332	1.6%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	0.7%
SFR Holdco, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00%		3/1/2022	7/28/2028	4,388	3,577	3,577	0.4%
							10,238	9,427	9,427	1.1%
Total Non-Controlled/Affiliate Junior Secured Loans							10,238	9,427	9,427	1.1%

Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	—	(###)	8/6/2021	7/28/2028	—	3,900	3,900	0.4%
SFR Holdco, LLC (10.5% of equity commitments) (<) (k)	—	—	—	(###)	3/1/2022	7/28/2028	—	2,386	2,386	0.3%
								6,286	6,286	0.7%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	—	(###)	9/21/2022	—	—	3,408	4,115	0.5%
								3,408	4,115	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (8,642,579 preferred interests) (####)	—	—	—	(###)	7/29/2022	—	—	8,643	8,729	1.0%
								8,643	8,729	1.0%
Total Non-Controlled/Affiliate Equity Securities								18,337	19,130	2.2%
Total Non-Controlled/Affiliate Company Investments								$40,983	$41,889	4.9%

TOTAL INVESTMENTS								$1,535,660	$1,543,910	179.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contract

	Notional Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$314	CAD	426	Bannockburn Global Forex, LLC	4/5/2023	$(1)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/19/2023	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	5/17/2023	(2)
Foreign currency forward contract	$87	CAD	121	Bannockburn Global Forex, LLC	6/19/2023	(2)
Foreign currency forward contract	$316	CAD	428	Bannockburn Global Forex, LLC	7/5/2023	(1)
Foreign currency forward contract	$90	CAD	124	Bannockburn Global Forex, LLC	7/19/2023	(2)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	8/17/2023	(2)
Foreign currency forward contract	$87	CAD	120	Bannockburn Global Forex, LLC	9/19/2023	(2)
Foreign currency forward contract	$318	CAD	431	Bannockburn Global Forex, LLC	10/3/2023	(1)
Foreign currency forward contract	$84	CAD	116	Bannockburn Global Forex, LLC	10/19/2023	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	11/17/2023	(1)
Foreign currency forward contract	$77	CAD	106	Bannockburn Global Forex, LLC	12/19/2023	(1)
Foreign currency forward contract	$316	CAD	429	Bannockburn Global Forex, LLC	1/4/2024	(1)
Foreign currency forward contract	$104	CAD	143	Bannockburn Global Forex, LLC	1/17/2024	(2)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	2/19/2024	(2)
Foreign currency forward contract	$76	CAD	105	Bannockburn Global Forex, LLC	3/19/2024	(1)
Foreign currency forward contract	$313	CAD	424	Bannockburn Global Forex, LLC	4/3/2024	(1)
Foreign currency forward contract	$103	CAD	143	Bannockburn Global Forex, LLC	4/17/2024	(2)
Foreign currency forward contract	$78	CAD	108	Bannockburn Global Forex, LLC	5/17/2024	(2)
Foreign currency forward contract	$86	CAD	118	Bannockburn Global Forex, LLC	6/19/2024	(2)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	(1)
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(2)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(2)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(2)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	(1)
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(2)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	(1)
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(2)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(2)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(1)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	(30)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(2)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(1)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(1)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(1)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(2)
Foreign currency forward contract	$8,874	CAD	12,243	Bannockburn Global Forex, LLC	12/18/2025	(184)
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	17
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	12
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	16
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	14
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	15
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	15
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	15
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	14
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	14
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	15
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	14
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,526
						$1,409

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

(˄) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(˄˄) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Dollar Offered Rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at March 31, 2023. Certain investments may be subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.

(˄˄˄) Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2023 represented 179.8% of the Company’s net assets or 96.5% of the Company’s total assets, are subject to legal restrictions on sales.

(˄˄˄˄) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).

(˄˄˄˄˄) Percentages are based on net assets of $858,859 as of March 31, 2023.

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

(~~~) All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company’s secured term loan credit facility (the “Term Loan”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).

(<) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets totaled 13.6% of the Company’s total assets.

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

(*) All or a portion of this commitment was unfunded at March 31, 2023. As such, interest is earned only on the funded portion of this commitment.

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

(d) Investment position or portion thereof unsettled as of March 31, 2023.

(e) In lieu of interest, this loan accrues an exit fee of 30% of the funded principal amount which is due upon payoff or maturity.

(f) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $959.

(g) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $2,293.

(h) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.

(i) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(j) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.

(k) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $540.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands, except for shares and units)

			Interest	Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	L	4.25%	8.98%	5/2/2019	5/8/2026	1,641	$1,636	$1,308	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	7/25/2019	7/25/2025	1,935	1,915	1,918	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	12/24/2019	7/25/2025	1,010	999	1,001	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	2/17/2021	7/25/2025	1,747	1,745	1,732	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	6/15/2021	7/25/2025	1,024	1,008	1,015	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	8/10/2021	7/25/2025	1,000	986	991	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	L	6.00%	10.38%	7/25/2019	7/25/2024	316	71	71	0.0%
						8,673	8,360	8,036	1.1%
Automotive
Born To Run, LLC (~~) (~~~)	L	6.00%	10.73%	4/1/2021	4/1/2027	8,865	8,729	8,531	1.1%
Born To Run, LLC (~~)	L	6.00%	10.73%	4/1/2021	4/1/2027	1,207	1,207	1,162	0.2%
Burgess Point Purchaser Corporation (fka BBB Industries LLC) (~)	SF	5.35%	9.67%	6/30/2022	7/25/2029	5,000	4,519	4,563	0.6%
Lifted Trucks Holdings, LLC (~~) (~~~)	L	5.75%	9.49%	8/2/2021	8/2/2027	9,900	9,737	9,771	1.3%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L	5.75%	9.49%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	9.49%	8/2/2021	8/2/2027	2,381	—	—	0.0%
Panda Acquisition, LLC (~)	SF	6.35%	10.28%	12/20/2022	10/18/2028	10,000	8,201	8,200	1.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	7/8/2022	12/14/2026	128	125	128	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	3,383	3,361	3,379	0.4%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	628	628	627	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	501	501	501	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	557	557	556	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	714	714	714	0.1%
						45,264	38,279	38,132	5.1%
Banking
MV Receivables II, LLC (<)	L	9.75%	13.87%	7/29/2021	7/29/2026	10,144	9,691	9,960	1.3%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.48%	1/12/2021	1/12/2027	3,000	2,957	2,951	0.4%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.48%	10/12/2021	1/12/2027	503	495	495	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.14%	1/12/2021	1/12/2027	484	121	119	0.0%
						14,131	13,264	13,525	1.8%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (~) (~~)	L	5.50%	9.89%	10/18/2019	10/18/2024	5,037	4,997	4,984	0.7%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (~)	L	5.50%	9.91%	10/18/2019	10/18/2024	285	285	282	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (Revolver) (*)	L	5.50%	10.23%	10/18/2019	10/18/2024	1,286	1,020	1,009	0.1%
LVF Holdings, Inc. (~)	L	6.25%	8.45%	6/10/2021	6/10/2027	3,456	3,402	3,353	0.5%
LVF Holdings, Inc. (~)	L	6.25%	8.45%	6/10/2021	6/10/2027	3,308	3,308	3,208	0.4%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	8.45%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	6/10/2021	6/10/2027	554	366	355	0.1%
LX/JT Intermediate Holdings, Inc. (~)	SF	6.00%	10.42%	3/11/2020	3/11/2025	3,281	3,248	3,237	0.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.42%	3/11/2020	3/11/2025	500	—	—	0.0%
						18,509	16,626	16,428	2.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Capital Equipment
Adept AG Holdings, LLC (~~~)	SF	5.50%	10.21%		8/11/2022	8/11/2027	6,484	$6,362	$6,445	0.9%
Adept AG Holdings, LLC (<) (a)	SF	5.75%	10.46%		8/11/2022	8/11/2027	10,788	10,685	10,724	1.4%
Adept AG Holdings, LLC	SF	5.50%	9.92%		8/11/2022	8/11/2027	1,625	1,625	1,615	0.2%
Adept AG Holdings, LLC (Revolver) (<) (*) (a)	SF	5.75%	10.46%		8/11/2022	8/11/2027	1,079	—	—	0.0%
Adept AG Holdings, LLC (Revolver) (*)	SF	5.50%	10.21%		8/11/2022	8/11/2027	1,300	—	—	0.0%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%		9/9/2022	12/17/2026	8,944	8,692	8,944	1.2%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%		9/30/2022	12/17/2026	5,691	5,556	5,691	0.8%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%		9/9/2022	12/17/2026	10,890	10,583	10,890	1.4%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.50%	11.06%		2/28/2020	11/28/2025	7,777	7,691	7,789	1.0%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.50%	11.06%		12/29/2021	11/28/2025	2,378	2,341	2,381	0.3%
MCP Shaw Acquisitionco, LLC (~~~)	SF	6.50%	11.06%		12/29/2021	11/28/2025	782	782	783	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.50%	11.06%		2/28/2020	11/28/2025	1,427	—	—	0.0%
							59,165	54,317	55,262	7.3%
Construction & Building
			12.23	% Cash/
Premier Roofing L.L.C. (~)	L	8.50%	1.00	% PIK	8/31/2020	8/29/2025	3,450	3,411	3,392	0.5%
			12.23	% Cash/
Premier Roofing L.L.C. (Revolver) (*)	L	8.50%	1.00	% PIK	8/31/2020	8/29/2025	1,204	965	948	0.1%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	9.94%		4/19/2021	4/17/2026	4,433	4,378	4,438	0.6%
TCFIII Owl Buyer LLC (~~~)	SF	5.50%	9.94%		4/19/2021	4/17/2026	5,412	5,412	5,419	0.7%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	9.94%		12/17/2021	4/17/2026	4,857	4,789	4,863	0.6%
							19,356	18,955	19,060	2.5%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.50%	9.74%		8/3/2021	8/3/2026	12,375	12,186	12,220	1.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	9.74%		8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	L	6.75%	10.87%		8/4/2021	8/4/2026	5,431	5,347	5,295	0.7%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	10.87%		8/4/2021	8/4/2026	743	—	—	0.0%
							21,513	17,533	17,515	2.3%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%		5/18/2021	5/18/2026	13,825	13,622	13,680	1.8%
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%		12/15/2021	5/18/2026	2,538	2,497	2,511	0.4%
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%		8/12/2022	5/18/2026	6,884	6,757	6,812	0.9%
Arizona Natural Resources, LLC (Delayed Draw) (*) (**)	SF	6.50%	10.74%		8/12/2022	5/18/2026	2,958	—	—	0.0%
Arizona Natural Resources, LLC (Revolver) (*)	SF	6.50%	10.74%		5/18/2021	5/18/2026	2,222	1,778	1,759	0.2%
			11.15	% Cash/
The Kyjen Company, LLC (~) (~~)	SF	7.15%	0.50	% PIK	5/14/2021	4/3/2026	2,959	2,936	2,925	0.4%
The Kyjen Company, LLC	SF	7.00%	11.42	% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
			10.92	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	315	268	265	0.0%
Thrasio, LLC (~) (~~)	L	7.00%	11.73%		12/18/2020	12/18/2026	4,890	4,838	4,890	0.7%
							36,592	32,697	32,843	4.4%
Containers, Packaging & Glass
B2B Industrial Products LLC (~)	SF	6.75%	11.41%		12/6/2022	10/7/2026	10,000	9,753	9,750	1.3%
Polychem Acquisition, LLC (~)	L	5.00%	9.38%		4/8/2019	3/17/2025	1,925	1,921	1,925	0.2%
							11,925	11,674	11,675	1.5%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	L	4.75%	8.92%		3/18/2021	3/17/2028	2,248	2,240	2,147	0.3%
Par Petroleum, LLC (~)	L	6.75%	10.58%		1/27/2020	1/12/2026	855	859	844	0.1%
							3,103	3,099	2,991	0.4%
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	L	6.50%	10.62%		10/19/2020	10/20/2025	972	913	972	0.1%
Quest Resource Management Group, LLC (~~~)	L	6.50%	10.62%		10/19/2020	10/20/2025	1,068	1,068	1,067	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	L	6.50%	10.62%		12/7/2021	10/20/2025	3,796	3,738	3,781	0.5%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L	6.50%	10.62%		12/7/2021	10/20/2025	1,772	383	381	0.1%
Trilon Group, LLC (~)	SF	6.25%	10.48%		10/28/2022	5/25/2029	5,500	5,337	5,335	0.7%
Trilon Group, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.90%		10/28/2022	5/25/2029	4,400	405	393	0.1%
Volt Bidco, Inc. (~~)	SF	6.50%	11.08%		8/11/2021	8/11/2027	9,059	8,904	9,048	1.2%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.08	% PIK	8/11/2021	8/11/2027	1,614	869	868	0.1%
Volt Bidco, Inc. (Revolver) (*)	SF	6.50%	11.08%		8/11/2021	8/11/2027	956	—	—	0.0%
							29,137	21,617	21,845	2.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	11.83%		10/19/2022	10/19/2028	10,000	$9,756	$9,750	1.3%
Avalara, Inc. (Revolver) (*)	SF	7.25%	11.83%		10/19/2022	10/19/2028	1,000	—	—	0.0%
			10.22	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	14,119	13,883	14,162	1.9%
			10.22	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	8/26/2022	9/30/2027	1,971	1,924	1,977	0.3%
Exiger LLC (~~)	SF	8.00%	10.22	% Cash/	9/30/2021	9/30/2027	4,223	4,223	4,235	0.5%
			2.00	% PIK
			10.22	% Cash/
Exiger LLC (Delayed Draw) (*) (**)	SF	8.00%	2.00	% PIK	8/26/2022	9/30/2027	7,000	—	—	0.0%
			10.22	% Cash/
Exiger LLC (Revolver) (*)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.75%	11.15%		8/19/2022	8/18/2028	12,967	12,719	12,838	1.7%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF	6.75%	11.15%		8/19/2022	8/18/2028	3,611	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%		12/24/2020	12/24/2026	2,850	1,350	1,345	0.2%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%		4/29/2022	4/28/2028	7,600	—	—	0.0%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	11.50%		2/25/2021	2/25/2026	7,321	8,460	7,321	1.0%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	10.75%		6/29/2021	6/29/2026	3,084	3,400	3,084	0.4%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.75%	10.17%		12/28/2022	12/28/2028	3,000	2,925	2,925	0.4%
TEAM Public Choices, LLC (~)	SF	5.00%	9.95%		8/23/2022	12/17/2027	4,560	4,344	4,378	0.6%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	1,944	1,944	1,944	0.2%
YS WH4 LLC (Revolver) (<) (*)	SF	7.00%	11.44%		7/20/2022	11/20/2025	7,700	2,604	2,604	0.3%
							94,350	67,532	66,563	8.8%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	L	5.75%	10.48%		9/23/2022	12/2/2026	9,991	9,709	9,641	1.3%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw) (*) (**)	L	5.75%	10.48%		9/23/2022	12/2/2026	14,223	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	L	5.75%	10.48%		9/23/2022	12/2/2026	761	—	—	0.0%
							24,975	9,709	9,641	1.3%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	L	14.50%	18.62	% PIK	7/15/2020	7/15/2024	1,000	974	974	0.1%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	5.75%	10.19%		4/26/2019	1/30/2026	1,925	1,915	1,612	0.2%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	7.00%	11.44%		9/1/2022	1/30/2026	4,163	3,933	3,726	0.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.43%		5/3/2022	4/30/2025	16,000	15,734	15,980	2.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.43%		5/3/2022	4/30/2025	1,635	1,635	1,633	0.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	12.43%		5/3/2022	4/30/2025	8,016	3,492	3,488	0.5%
Florida East Coast Industries, LLC (~) (<)	n/a	n/a	10.50%		8/9/2021	6/28/2024	1,356	1,334	1,362	0.2%
InsideRE, LLC (~~) (~~~)	L	5.75%	10.48%		12/22/2021	12/22/2027	7,427	7,300	7,305	1.0%
InsideRE, LLC (Delayed Draw) (*) (**)	L	5.75%	10.48%		12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (*)	L	5.75%	10.48%		12/22/2021	12/22/2027	965	64	64	0.0%
NCBP Property, LLC (<)	L	9.50%	13.62%		12/18/2020	6/16/2023	2,500	2,494	2,507	0.3%
							47,873	38,875	38,651	5.1%
Healthcare & Pharmaceuticals
Appriss Health, LLC (~~)	L	7.25%	11.54%		5/6/2021	5/6/2027	6,484	6,380	6,497	0.9%
Appriss Health, LLC (Revolver) (*)	L	7.25%	11.54%		5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (~~) (~~~)	L	5.75%	10.14%		2/5/2020	2/5/2025	2,220	2,200	2,220	0.3%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.14%		2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	L	6.50%	10.24%		2/12/2021	2/12/2026	2,820	2,776	2,771	0.4%
			8.97	% Cash/
Caravel Autism Health, LLC (~)	SF	8.75%	3.00	% PIK	6/30/2021	6/30/2027	8,025	7,897	7,409	1.0%
			8.97	% Cash/
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	8.75%	3.00	% PIK	6/30/2021	6/30/2027	6,000	300	277	0.0%
			8.97	% Cash/
Caravel Autism Health, LLC (Revolver) (*)	SF	8.75%	3.00	% PIK	6/30/2021	6/30/2027	2,016	1,816	1,677	0.2%
Dorado Acquisition, Inc. (~) (~~)	SF	6.50%	10.72%		6/30/2021	6/30/2026	13,825	13,614	13,797	1.8%
Dorado Acquisition, Inc. (~)	SF	6.76%	11.34%		11/27/2022	6/30/2026	11,429	11,143	11,406	1.5%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.72%		6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver)	SF	6.50%	10.92%		6/30/2021	6/30/2026	1,670	1,670	1,670	0.2%
Golden State Buyer, Inc. (~) (~~~)	L	4.75%	8.92%		8/25/2022	6/21/2026	9,974	9,600	9,525	1.2%
			8.08	% Cash/
INH Buyer, Inc. (~)	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028	4,916	4,876	4,720	0.6%
MPH Acquisition Holdings LLC (~) (<)	L	4.25%	8.98%		9/20/2022	9/1/2028	3,553	3,343	3,052	0.4%
NationsBenefits, LLC (~)	SF	7.00%	11.22%		8/20/2021	8/26/2027	12,128	11,939	12,370	1.6%
NationsBenefits, LLC (~)	SF	7.00%	11.22%		8/26/2022	8/26/2027	14,452	14,452	14,741	2.0%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.22%		8/26/2022	8/26/2027	15,585	2,886	2,943	0.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.42%		8/20/2021	8/26/2027	6,806	2,722	2,722	0.4%
NQ PE Project Colosseum Midco Inc. (~) (~~~)	SF	6.00%	10.59%		10/4/2022	10/4/2028	14,600	14,316	14,308	1.9%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.59%		10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	6.00%	10.59%		10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~)	SF	6.00%	10.33%		12/14/2022	11/16/2028	10,000	9,751	9,750	1.3%
OIS Management Services, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.33%		12/14/2022	11/16/2028	3,846	—	—	0.0%
OIS Management Services, LLC (Revolver) (*)	SF	6.00%	10.33%		12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc. (~~)	L	6.25%	10.98%		9/19/2019	12/15/2027	4,550	4,516	4,555	0.6%
QF Holdings, Inc. (~~)	L	6.25%	11.02%		12/15/2021	12/15/2027	4,368	4,312	4,372	0.6%
QF Holdings, Inc. (~~)	L	6.25%	10.98%		9/19/2019	12/15/2027	910	910	911	0.1%
QF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	10.64%		8/21/2020	12/15/2027	910	692	692	0.1%
QF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%		9/19/2019	12/15/2027	1,092	—	—	0.0%
SCP Eye Care Holdco, LLC (~)	SF	5.75%	9.46%		10/7/2022	10/5/2029	9,255	8,982	8,977	1.2%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.46%		10/7/2022	10/5/2029	8,053	—	—	0.0%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.75%	10.18%		10/7/2022	10/5/2029	1,442	120	117	0.0%
Seran BioScience, LLC (~) (~~)	SF	6.25%	9.96%		12/31/2020	7/8/2027	1,965	1,940	1,948	0.3%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%		7/8/2022	7/8/2027	2,221	1,065	1,056	0.1%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	9.96%		12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~) (~~)	L	5.75%	9.99%		12/30/2021	12/30/2026	3,772	3,709	3,583	0.5%
SIP Care Services, LLC (Delayed Draw) (*) (**)	L	5.75%	9.99%		12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	L	5.75%	10.07%		12/30/2021	12/30/2026	760	152	144	0.0%
Sound Inpatient Physicians, Inc. (~) (d)	L	2.75%	7.14%		10/12/2022	6/28/2025	2,821	2,321	2,309	0.3%
			7.86	% Cash/
TigerConnect, Inc. (~~)	SF	7.25%	3.63	% PIK	2/16/2022	2/16/2028	10,000	9,823	9,875	1.3%
			7.86	% Cash/
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	7.25%	3.63	% PIK	2/16/2022	2/16/2028	413	93	91	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	7.25%	11.49%		2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (~~)	L	6.75%	11.48%		8/28/2019	1/18/2028	5,000	4,961	4,980	0.7%
WebPT, Inc. (Revolver) (*)	L	6.75%	11.91%		8/28/2019	1/18/2028	521	201	201	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF	6.75%	11.17%		6/3/2022	6/2/2028	21,000	20,604	20,801	2.8%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.17%		6/3/2022	6/2/2028	6,563	262	260	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.17%		6/3/2022	6/2/2028	2,625	394	390	0.1%
							251,080	186,738	187,117	24.8%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Acquia Inc. (~~)	L	7.00%	10.74%		11/1/2019	10/31/2025	15,429	$15,224	$15,429	2.0%
Acquia Inc. (Revolver) (*)	L	7.00%	12.15%		11/1/2019	10/31/2025	588	346	346	0.0%
			13.77	% Cash/
Amelia Holding II, LLC (~)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	10,000	9,702	9,700	1.3%
			13.77	% Cash/
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	3,333	—	—	0.0%
			13.77	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
			8.17	% Cash/
Arcstor Midco, LLC (~) (~~)	SF	7.60%	3.75	% PIK	3/16/2021	3/16/2027	12,075	11,897	10,992	1.5%
BTRS Holdings Inc (~)	SF	8.00%	12.50%		12/16/2022	12/15/2028	10,000	9,702	9,700	1.3%
BTRS Holdings Inc (Delayed Draw) (*) (**)	SF	8.00%	12.50%		12/16/2022	12/15/2028	845	—	—	0.0%
BTRS Holdings Inc (Revolver) (*)	SF	8.00%	12.50%		12/16/2022	12/15/2028	1,067	—	—	0.0%
Drawbridge Partners, LLC (~~)	SF	7.00%	11.56	% PIK	9/1/2022	9/1/2028	15,000	14,714	14,854	2.0%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.56	% PIK	9/1/2022	9/1/2028	1,649	514	509	0.1%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.56%		9/1/2022	9/1/2028	2,609	—	—	0.0%
Fueled Digital Media, LLC (~~~)	SF	6.11%	10.24%		11/1/2022	11/1/2027	5,753	5,612	5,609	0.7%
Fueled Digital Media, LLC (Delayed Draw) (*) (**)	SF	6.11%	10.24%		11/1/2022	11/1/2027	504	—	—	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	10.24%		11/1/2022	11/1/2027	807	—	—	0.0%
MarkLogic Corporation (~)	SF	6.50%	10.85%		5/10/2022	10/20/2025	4,003	3,935	3,985	0.5%
MarkLogic Corporation (~) (~~)	SF	6.50%	10.85%		10/20/2020	10/20/2025	5,145	5,066	5,121	0.7%
MarkLogic Corporation (~) (~~)	SF	6.50%	10.85%		11/23/2021	10/20/2025	480	473	478	0.1%
MarkLogic Corporation (~)	SF	6.50%	10.85%		11/23/2021	10/20/2025	321	321	320	0.0%
MarkLogic Corporation (Revolver) (*)	SF	6.50%	10.85%		10/20/2020	10/20/2025	404	—	—	0.0%
Matrix Parent, Inc. (~)	SF	5.00%	9.55%		11/2/2022	3/1/2029	2,494	2,272	2,057	0.3%
Medallia, Inc. (~~)	L	6.50%	10.88	% PIK	8/15/2022	10/27/2028	11,270	11,059	11,225	1.5%
Mindbody, Inc. (~~)	L	7.00%	11.73%		2/15/2019	2/14/2025	1,867	1,852	1,865	0.2%
Mindbody, Inc. (~~)	L	7.00%	11.73%		9/22/2021	2/14/2025	7,387	7,387	7,375	1.0%
Mindbody, Inc. (Revolver) (*)	L	7.00%	11.73%		2/15/2019	2/14/2025	190	—	—	0.0%
Optomi, LLC (~)	SF	8.25%	12.65%		12/13/2022	12/16/2027	5,668	5,499	5,668	0.8%
Optomi, LLC (~) (~~)	L	5.50%	9.24%		12/16/2021	12/16/2027	13,399	13,168	12,980	1.7%
Optomi, LLC (Revolver) (*)	L	5.50%	9.24%		12/16/2021	12/16/2027	3,189	1,063	1,030	0.1%
Securly, Inc. (~~)	L	7.00%	11.41%		4/20/2022	4/22/2027	3,702	3,636	3,642	0.4%
Securly, Inc. (~~)	L	7.00%	11.73%		4/22/2021	4/22/2027	8,400	8,269	8,264	1.1%
Securly, Inc. (~~)	L	7.00%	11.73%		4/22/2021	4/22/2027	1,938	1,938	1,907	0.3%
Securly, Inc. (Delayed Draw) (*) (**)	L	7.00%	11.69%		4/20/2022	4/22/2027	2,585	1,809	1,780	0.2%
Securly, Inc. (Revolver) (*)	L	7.00%	11.73%		4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (~)	L	4.25%	8.63%		4/18/2019	4/30/2026	718	711	687	0.1%
Unanet, Inc. (~)	SF	6.25%	10.97%		12/9/2022	12/8/2028	22,000	21,565	21,560	2.9%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.25%	10.97%		12/9/2022	12/8/2028	6,947	—	—	0.0%
Unanet, Inc. (Revolver) (*)	SF	6.25%	10.97%		12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	9.57%		8/17/2022	6/29/2029	21,101	19,752	20,225	2.7%
							206,819	177,486	177,308	23.5%
Hotels, Gaming & Leisure
Equine Network, LLC (~~) (~~~)	SF	6.00%	10.24%		12/31/2020	12/31/2025	1,474	1,452	1,465	0.2%
Equine Network, LLC (~~) (~~~)	SF	6.00%	10.24%		1/29/2021	12/31/2025	668	659	664	0.1%
Equine Network, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.24%		12/31/2020	12/31/2025	366	—	—	0.0%
Equine Network, LLC (Revolver) (*)	SF	6.00%	10.30%		12/31/2020	12/31/2025	146	110	109	0.0%
							2,654	2,221	2,238	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~) (~~) (~~~)	L	5.50%	9.62%		11/24/2021	11/24/2026	17,865	$17,575	$17,905	2.4%
95 Percent Buyer, LLC (Revolver) (*)	L	5.50%	9.62%		11/24/2021	11/24/2026	963	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	6.10%	10.22%		10/21/2022	10/20/2028	5,000	4,878	4,875	0.6%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	6.10%	10.22%		10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	6.10%	10.22%		10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~)	SF	5.50%	10.09%		10/11/2022	7/1/2027	29,812	29,092	29,067	3.9%
Madison Logic Holdings, Inc. (~)	SF	7.00%	11.58%		12/30/2022	12/29/2028	14,000	13,580	13,580	1.8%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	11.58%		12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.18%		10/30/2020	10/30/2025	2,450	2,419	2,448	0.3%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.18%		3/12/2021	10/30/2025	710	710	709	0.1%
North Haven USHC Acquisition, Inc. (~)	SF	6.50%	11.18%		9/3/2021	10/30/2025	1,434	1,434	1,433	0.2%
North Haven USHC Acquisition, Inc. (~)	SF	6.25%	10.41%		7/29/2022	10/30/2025	2,592	2,556	2,575	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.18%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.13%		10/30/2020	10/30/2025	416	187	187	0.0%
			10.98	% Cash/
NTM Acquisition Corp. (~~~)	L	7.25%	1.00	% PIK	4/18/2019	6/7/2024	4,402	4,402	4,270	0.6%
Really Great Reading Company, Inc. (~)	SF	6.00%	10.83%		12/9/2022	12/8/2028	12,000	11,701	11,700	1.5%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.83%		12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	6.00%	10.83%		12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~) (~~)	SF	5.75%	9.97%		11/20/2020	11/20/2025	1,965	1,940	1,933	0.3%
Relevate Health Group, LLC (~)	SF	5.75%	9.97%		3/28/2022	11/20/2025	5,237	5,150	5,150	0.7%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.97%		11/20/2020	11/20/2025	1,037	879	865	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	5.75%	9.97%		11/20/2020	11/20/2025	789	—	—	0.0%
Spherix Global Inc. (~) (~~)	SF	6.00%	10.24%		12/22/2021	12/22/2026	4,466	4,402	4,450	0.6%
Spherix Global Inc. (Revolver) (*)	SF	6.00%	10.24%		12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~) (~~)	SF	6.50%	10.94%		1/28/2020	1/28/2025	6,031	5,962	6,056	0.8%
XanEdu Publishing, Inc. (~)	SF	6.50%	10.94%		8/31/2022	1/28/2025	2,397	2,344	2,406	0.3%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	10.94%		1/28/2020	1/28/2025	977	—	—	0.0%
							124,608	109,211	109,609	14.5%
Media: Broadcasting & Subscription
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	1,268	1,268	1,243	0.2%
			4.42	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	398	398	390	0.1%
			4.25	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	150	150	147	0.0%
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	11/4/2019	5/12/2023	243	243	239	0.0%
							2,059	2,059	2,019	0.3%
Media: Diversified & Production
Bonterra, LLC (fka Cybergrants Holdings) (~~)	L	6.25%	10.98%		9/8/2021	9/8/2027	18,555	18,637	18,432	2.4%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,759	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,814	674	659	0.1%
Chess.com, LLC (~~) (~~~)	L	6.50%	11.23%		12/31/2021	12/31/2027	12,902	12,679	12,709	1.7%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.23%		12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%		2/28/2019	2/28/2025	1,000	995	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%		2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%		9/27/2022	2/28/2025	318	313	318	0.0%
Crownpeak Technology, Inc. (~)	SF	7.25%	11.41%		9/27/2022	2/28/2025	833	833	833	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	11.47%		2/28/2019	2/28/2025	125	—	—	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~) (d)	L	5.50%	9.89%		11/28/2022	12/20/2024	2,493	2,257	1,888	0.3%
Spectrum Science Communications, LLC (~~~)	SF	6.25%	10.92%		1/25/2022	1/25/2027	2,985	2,936	3,015	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF	6.25%	10.92%		1/25/2022	1/25/2027	600	—	—	0.0%
Sports Operating Holdings II, LLC (~)	SF	5.75%	10.17%		11/3/2022	11/3/2027	4,988	4,866	4,863	0.6%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.17%		11/3/2022	11/3/2027	4,000	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.17%		11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF	6.75%	11.11%		8/26/2019	8/31/2023	1,974	1,961	1,974	0.3%
Streamland Media MidCo LLC (~)	SF	6.75%	11.11%		3/7/2022	8/31/2023	535	526	535	0.1%
							57,174	46,692	46,241	6.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized	Fair Value	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	(˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Business
Aperture Companies, LLC (~~) (~~~)	L	6.25%	10.37%		12/31/2021	12/31/2026	14,888	$14,639	$14,272	1.9%
Aperture Companies, LLC (~~)	L	6.25%	10.58%		12/31/2021	12/31/2026	4,320	4,320	4,142	0.6%
Aperture Companies, LLC (Revolver) (*)	L	6.25%	10.37%		12/31/2021	12/31/2026	1,347	—	—	0.0%
			7.16	% Cash/
Aras Corporation (~)	L	7.00%	3.75	% PIK	4/13/2021	4/13/2027	4,669	4,607	4,696	0.6%
Aras Corporation (Revolver) (*)	L	6.50%	9.50%		4/13/2021	4/13/2027	325	108	108	0.0%
Argano, LLC (~~) (~~~)	SF	5.50%	9.72%		6/10/2021	6/10/2026	8,986	8,854	8,885	1.2%
Argano, LLC (~) (~~~)	SF	5.50%	9.72%		6/10/2021	6/10/2026	3,979	3,979	3,934	0.5%
Argano, LLC (~)	SF	5.50%	9.72%		10/7/2022	6/10/2026	689	670	682	0.1%
Argano, LLC (~)	SF	5.50%	9.72%		3/16/2022	6/10/2026	4,757	4,757	4,704	0.6%
Argano, LLC (Revolver) (*)	SF	5.50%	9.72%		6/10/2021	6/10/2026	965	502	496	0.1%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	L	6.75%	11.48	% PIK	9/21/2021	9/21/2027	16,027	15,773	15,847	2.1%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	L	6.75%	11.48	% PIK	9/21/2021	9/21/2027	1,291	1,291	1,276	0.2%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (b)	L	6.75%	11.48%		9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~)	SF	6.10%	10.42%		12/8/2022	12/8/2027	13,000	12,646	12,643	1.7%
Edustaff, LLC (Revolver) (*)	SF	6.10%	10.42%		12/8/2022	12/8/2027	2,364	—	—	0.0%
FusionSite Services LLC (~)	SF	5.50%	9.06%		10/4/2022	10/4/2027	16,098	15,786	15,777	2.1%
FusionSite Services LLC (Delayed Draw) (*) (**)	SF	5.50%	9.91%		10/4/2022	10/4/2027	7,576	2,576	2,524	0.3%
FusionSite Services LLC (Revolver) (*)	SF	5.50%	9.06%		10/4/2022	10/4/2027	1,326	—	—	0.0%
HS4 Acquisitionco, Inc. (~~)	L	6.75%	11.14%		7/9/2019	7/9/2025	3,940	3,901	3,922	0.5%
HS4 Acquisitionco, Inc. (~~)	L	6.75%	11.14%		10/6/2021	7/9/2025	4,280	4,280	4,261	0.6%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.14%		7/9/2019	7/9/2025	325	163	162	0.0%
iCIMS, Inc. (~~)	SF	7.25%	11.52%		10/24/2022	8/18/2028	8,000	7,861	7,860	1.0%
Kingsley Gate Partners, LLC (~)	SF	6.65%	11.12%		12/9/2022	12/11/2028	3,000	2,941	2,940	0.4%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	3,600	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	3,000	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%		12/9/2022	12/11/2028	1,200	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	6.00%	10.32%		9/30/2022	8/4/2028	7,000	6,864	7,000	0.9%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	6.00%	10.32%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	6.00%	10.32%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	6.00%	10.32%		9/30/2022	8/4/2028	933	—	—	0.0%
Prototek LLC (~)	SF	6.50%	10.83%		12/8/2022	12/8/2027	8,000	7,761	7,760	1.0%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	10.83%		12/8/2022	12/8/2027	2,457	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	10.83%		12/8/2022	12/8/2027	1,843	—	—	0.0%
Relativity ODA LLC (~)	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	5,154	5,059	5,151	0.7%
Relativity ODA LLC (Revolver) (*)	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	10.75%		7/2/2021	7/2/2027	4,148	4,080	4,131	0.5%
Sundance Group Holdings, Inc. (~)	SF	6.25%	10.93%		11/30/2022	7/2/2027	166	161	165	0.0%
Sundance Group Holdings, Inc. (~)	SF	6.25%	10.75%		7/2/2021	7/2/2027	1,244	1,244	1,239	0.2%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.25%	10.75%		7/2/2021	7/2/2027	498	—	—	0.0%
Thryv, Inc. (~) (<) (d)	L	8.50%	12.89%		9/7/2022	3/1/2026	9,213	9,121	9,102	1.2%
							177,791	143,944	143,679	19.0%
Services: Consumer
Clydesdale Holdings, LLC (~) (~~~)	SF	5.50%	9.01%		6/24/2022	6/23/2028	14,962	14,681	14,873	2.0%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.50%	9.95%		6/24/2022	6/23/2028	21,221	11,721	11,650	1.5%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.50%	9.95%		6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	SF	6.50%	10.92%		9/13/2022	12/22/2027	12,469	12,110	12,450	1.7%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF	6.50%	10.92%		9/13/2022	12/22/2027	12,500	2,500	2,496	0.3%
Express Wash Acquisition Company, LLC (~)	SF	6.50%	10.32%		7/14/2022	7/14/2028	11,529	11,464	11,471	1.5%
Express Wash Acquisition Company, LLC	SF	6.50%	10.43%		7/14/2022	7/14/2028	2,160	2,160	2,149	0.3%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	10.83%		7/14/2022	7/14/2028	536	295	293	0.0%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.32%		8/1/2019	1/2/2024	2,029	2,021	2,027	0.3%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.32%		5/3/2021	1/2/2024	1,469	1,469	1,468	0.2%
Light Wave Dental Management, LLC (~) (~~)	SF	6.50%	11.32%		8/3/2021	1/2/2024	1,356	1,344	1,354	0.2%
Light Wave Dental Management, LLC (~)	SF	6.50%	11.32%		8/3/2021	1/2/2024	3,382	3,382	3,379	0.5%
Light Wave Dental Management, LLC (Delayed Draw) (~) (*) (**)	SF	6.50%	11.32%		6/24/2022	1/2/2024	11,464	3,298	3,295	0.4%
Light Wave Dental Management, LLC (Revolver)	SF	6.50%	11.32%		5/3/2021	1/2/2024	187	187	187	0.0%
Pacific Bells, LLC (~)	SF	4.50%	9.34%		11/2/2022	11/10/2028	2,939	2,754	2,770	0.4%
Viad Corp (~) (<)	L	5.00%	9.38%		9/12/2022	7/30/2028	4,975	4,865	4,718	0.6%
							107,701	74,251	74,580	9.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Telecommunications
American Broadband and Telecommunications			17.50	% Cash/
Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	3,377	$3,043	$3,079	0.4%
American Broadband and Telecommunications			17.50	% Cash/
Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,000	242	236	0.0%
Calabrio, Inc. (~~)	L	7.00%	11.73%		4/16/2021	4/16/2027	8,000	7,844	7,950	1.1%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.75%		4/16/2021	4/16/2027	963	551	547	0.1%
DataOnline Corp. (~) (~~)	L	6.25%	10.98%		11/13/2019	11/13/2025	6,305	6,233	6,084	0.8%
DataOnline Corp. (Revolver)	L	6.25%	10.98%		11/13/2019	11/13/2025	844	844	815	0.1%
EOS Finco S.A.R.L. (~~~) (<) (b)	SF	6.00%	9.61%		8/3/2022	8/20/2027	1,250	1,153	1,220	0.2%
Patagonia Holdco LLC (~) (<) (b)	SF	5.75%	9.96%		8/5/2022	8/1/2029	14,963	12,355	12,026	1.6%
Sandvine Corporation (~)	L	4.50%	8.88%		3/8/2021	10/31/2025	1,159	1,159	1,104	0.1%
							37,861	33,424	33,061	4.4%
Transportation: Cargo
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.36%		12/16/2020	12/16/2025	8,116	8,518	8,080	1.1%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.36%		12/16/2020	12/16/2025	1,029	1,101	1,025	0.1%
Fiasco Enterprises, LLC (~~~)	SF	5.61%	9.74%		5/6/2022	5/6/2027	6,983	6,871	6,965	0.9%
Fiasco Enterprises, LLC (~)	SF	6.61%	10.95%		12/15/2022	5/6/2027	8,400	8,149	8,404	1.1%
Fiasco Enterprises, LLC (Revolver) (*)	SF	5.61%	9.74%		5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~)	SF	5.50%	9.77%		11/17/2022	11/15/2029	21,941	21,401	21,393	2.8%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.50%	9.77%		11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.50%	9.77%		11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc.	SF	6.50%	10.59%		11/1/2022	11/1/2028	17,045	16,542	16,534	2.2%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.59%		11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	10.59%		11/1/2022	11/1/2028	2,273	358	347	0.0%
RS Acquisition, LLC (~) (~~) (~~~)	L	6.00%	10.12%		12/13/2021	12/14/2026	10,918	10,738	10,634	1.4%
RS Acquisition, LLC (Delayed Draw) (~) (*) (**)	L	6.00%	10.12%		12/13/2021	12/14/2026	10,073	8,303	8,087	1.1%
RS Acquisition, LLC (Revolver) (*)	L	6.00%	10.12%		12/13/2021	12/14/2026	1,264	910	887	0.1%
							104,131	82,891	82,356	10.8%
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.25%	8.91%		10/6/2022	10/3/2028	23,867	23,288	23,270	3.1%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.25%	10.09%		10/6/2022	10/3/2028	2,800	1,120	1,092	0.1%
S&S Holdings LLC (~)	L	5.00%	9.29%		3/10/2021	3/10/2028	2,947	2,876	2,695	0.4%
							29,614	27,284	27,057	3.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							1,536,058	1,238,738	1,237,432	163.9%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	L	6.50%	10.62%		9/8/2021	9/8/2026	13,265	13,058	13,013	1.7%
							13,265	13,058	13,013	1.7%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (Delayed			9.00	% Cash/
Draw) (<) (*) (**) (b)	n/a	n/a	4.75	% PIK	10/14/2022	10/14/2026	25,101	15,977	15,817	2.1%
							25,101	15,977	15,817	2.1%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.65%	9.61%		4/19/2022	4/19/2028	23,441	23,010	21,857	2.9%
							23,441	23,010	21,857	2.9%
Environmental Industries
StormTrap, LLC (~) (~~~)	SF	5.00%	9.22%		3/25/2022	3/24/2028	7,516	7,397	7,516	1.0%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.00%	9.22%		3/25/2022	3/24/2028	2,222	—	—	0.0%
							9,738	7,397	7,516	1.0%
Healthcare & Pharmaceuticals
Evolve Biologics Inc. (~) (<)	SF	8.00%	12.32%		12/20/2022	12/18/2026	17,271	16,925	16,925	2.2%
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	8.00%	12.32%		12/20/2022	12/18/2026	19,411	—	—	0.0%
							36,682	16,925	16,925	2.2%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~) (~~)	SF	5.00%	9.24%		12/3/2021	12/3/2026	9,429	9,293	9,327	1.3%
New Engen, Inc. (~) (~~)	SF	5.00%	9.24%		12/27/2021	12/3/2026	7,962	7,962	7,877	1.0%
							17,391	17,255	17,204	2.3%
Services: Business
ASG II, LLC (~~)	SF	6.25%	10.67%		5/25/2022	5/25/2028	15,000	14,720	15,000	2.0%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%		5/25/2022	5/25/2028	2,250	405	405	0.1%
Onit, Inc. (~~)	SF	7.25%	12.30%		12/20/2021	5/2/2025	16,800	16,566	16,632	2.2%
							34,050	31,691	32,037	4.3%
Telecommunications
VB E1, LLC (~)	L	7.65%	12.38%		11/18/2020	11/18/2026	3,000	3,000	3,009	0.4%
							3,000	3,000	3,009	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							162,668	128,313	127,378	16.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.25%	14.07%		3/25/2022	3/24/2026	18,750	$18,583	$18,445	2.5%
MoneyLion, Inc. (~) (<)	P	5.75%	13.25%		8/27/2021	5/1/2023	2,500	2,484	2,497	0.3%
MoneyLion, Inc. (Delayed Draw) (<) (*) (**)	SF	9.25%	14.07%		3/25/2022	3/24/2026	5,357	—	—	0.0%
							26,607	21,067	20,942	2.8%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00	%PIK	8/9/2021	6/28/2024	3,910	3,857	3,925	0.5%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026	9,373	8,404	8,404	1.1%
							13,283	12,261	12,329	1.6%
Services: Consumer
Light Wave Dental Management, LLC	n/a	n/a	n/a	(k)	12/6/2022	9/30/2023	2,479	2,479	3,032	0.4%
							2,479	2,479	3,032	0.4%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							42,369	35,807	36,303	4.8%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	—	(###)	4/1/2021	—	—	693	600	0.1%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	—	(###)	8/2/2021	—	—	159	111	0.0%
								852	711	0.1%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	—	(###)	7/29/2021	—	—	750	1,443	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	—	(###)	7/28/2021	7/28/2031	—	453	2,069	0.3%
								1,203	3,512	0.5%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (171,429 Class A interests)	—	—	—	(###)	10/18/2019	—	—	171	4	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (7,022 Class AA units)	—	—	—	(###)	11/22/2022	—	—	10	7	0.0%
								181	11	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	—	(###)	8/11/2022	—	—	650	649	0.1%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	—	(###)	2/28/2020	—	—	95	163	0.0%
								745	812	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	—	(###)	8/3/2021	—	—	169	212	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	(###)	4/19/2022	—	—	1,566	773	0.1%
								1,735	985	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	—	(###)	1/11/2020	—	—	871	606	0.1%
								871	606	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2020	3/19/2028	—	67	210	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2021	3/19/2028	—	—	147	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00	% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	—	(###)	3/25/2022	—	—	—	213	0.1%
Volt Bidco, Inc. (878 shares of common stock)	—	—	—	(###)	8/11/2021	—	—	891	886	0.1%
								1,598	2,096	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	—	(###)	12/24/2020	—	—	—	—	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	76	76	0.0%
J2 BWA Funding III, LLC (1.2% profit sharing) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	—	—	0.0%
								76	76	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (####)	—	—	—	(###)	9/9/2019	—	—	160	346	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<)			8.00	% Cash/
(####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	3	1,462	0.2%
								163	1,808	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	$726	$703	0.1%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	—	(###)	6/30/2021	—	—	578	601	0.1%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	—	(###)	6/30/2021	—	—	—	629	0.1%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	2,393	2,861	0.3%
NationsBenefits, LLC (326,667 common units) (####)	—	—	—	(###)	8/20/2021	—	—	468	201	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	—	(###)	10/4/2022	—	—	1,365	1,365	0.2%
Seran BioScience, LLC (26,666 common units) (####)	—	—	—	(###)	12/31/2020	—	—	267	429	0.1%
								5,797	6,789	0.9%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(###)	12/21/2022	12/21/2032	—	—	—	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	—	(###)	9/1/2022	—	—	652	629	0.1%
MarkLogic Corporation (435,358 Class A units)	—	—	—	(###)	10/20/2020	—	—	—	640	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	—	(###)	12/16/2021	—	—	278	512	0.1%
Recorded Future, Inc. (40,243 Class A units) (f)	—	—	—	(###)	7/3/2019	—	—	40	113	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	—	(###)	12/5/2022	—	—	1,622	1,621	0.2%
								2,592	3,515	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	—	(###)	12/31/2020	—	—	95	93	0.0%
								95	93	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00	% PIK	11/24/2021	—	—	385	580	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	—	(###)	10/21/2022	—	—	568	568	0.1%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00	%PIK	12/27/2021	—	—	417	391	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	—	(###)	12/27/2021	—	—	5	5	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	—	(###)	12/9/2022	—	—	369	369	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	96	86	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	—	(###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	—	(###)	12/22/2021	—	—	333	256	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	65	294	0.0%
								2,238	2,549	0.3%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	—	(###)	12/31/2021	—	—	189	107	0.0%
								189	107	0.0%
Services: Business
Argano, LLC (56,839 common units) (####)	—	—	—	(###)	6/10/2021	—	—	270	418	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (b)	—	—	—	(###)	9/21/2021	—	—	723	698	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	—	(###)	12/8/2022	—	—	591	591	0.1%
Skillsoft Corp. (26,168 Class A shares) (~) (<) (g)	—	—	—	(###)	6/11/2021	—	—	508	34	0.0%
								2,092	1,741	0.3%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	140	132	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (h)	—	—	—	(###)	1/4/2021	—	—	195	254	0.1%
								335	386	0.1%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	—	(###)	6/10/2022	6/10/2032	—	84	139	0.0%
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	—	(###)	12/2/2021	1/31/2029	—	—	206	0.0%
								84	345	0.0%
Transportation: Cargo
RS Acquisition, LLC (753,485 common units) (####)	—	—	—	(###)	1/12/2022	—	—	1,264	1,053	0.1%
								1,264	1,053	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	—	—	—	(###)	10/3/2022	—	—	$1,500	$1,500	0.2%
IF & P Holdings Company, LLC (1,500 Class B common units)	—	—	—	(###)	10/3/2022	—	—	—	—	0.0%
								1,500	1,500	0.2%
Total Non-Controlled/Non-Affiliate Equity Securities								23,610	28,695	3.8%
Total Non-Controlled/Non-Affiliate Company Investments								$1,426,468	$1,429,808	189.4%

Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	L	7.00%	11.12%		8/11/2021	8/9/2024	4,875	$4,785	$4,755	0.6%
							4,875	4,785	4,755	0.6%
Services: Business
Nastel Technologies, LLC (~~)	SF	6.50%	10.74%		9/21/2022	9/21/2028	3,500	3,432	3,500	0.5%
Nastel Technologies, LLC (Revolver) (*)	SF	6.50%	10.74%		9/21/2022	9/21/2028	368	—	—	0.0%
							3,868	3,432	3,500	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	7.50%	11.94%		7/29/2022	7/29/2027	5,101	5,005	5,101	0.7%
SheerTrans Solutions, LLC (Revolver) (*)	SF	7.50%	11.94%		7/29/2022	7/29/2027	1,465	—	—	0.0%
							6,566	5,005	5,101	0.7%
Total Non-Controlled/Affiliate Senior Secured Loans							15,309	13,222	13,356	1.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	0.8%
SFR Holdco, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00%		3/1/2022	7/28/2028	4,388	2,316	2,316	0.3%
							10,238	8,166	8,166	1.1%
Total Non-Controlled/Affiliate Junior Secured Loans							10,238	8,166	8,166	1.1%

Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	—	(###)	8/6/2021	—	—	3,900	3,900	0.5%
SFR Holdco, LLC (10.5% of equity commitments) (<) (j)	—	—	—	(###)	3/1/2022	—	—	1,545	1,545	0.2%
								5,445	5,445	0.7%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	—	(###)	9/21/2022	—	—	3,408	3,578	0.5%
								3,408	3,578	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (8,642,579 preferred interests) (####)	—	—	—	(###)	7/29/2022	—	—	8,643	8,643	1.1%
								8,643	8,643	1.1%
Total Non-Controlled/Affiliate Equity Securities								17,572	17,742	2.3%
Total Non-Controlled/Affiliate Company Investments								$38,884	$39,188	5.2%

TOTAL INVESTMENTS								$1,465,352	$1,468,996	194.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional
	Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$183	CAD	248	Bannockburn Global Forex, LLC	1/5/2023	$—
Foreign currency forward contract	$92	CAD	127	Bannockburn Global Forex, LLC	1/19/2023	(2)
Foreign currency forward contract	$81	CAD	113	Bannockburn Global Forex, LLC	2/17/2023	(1)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	3/17/2023	(1)
Foreign currency forward contract	$314	CAD	426	Bannockburn Global Forex, LLC	4/5/2023	—
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/19/2023	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	5/17/2023	(1)
Foreign currency forward contract	$87	CAD	121	Bannockburn Global Forex, LLC	6/19/2023	(2)
Foreign currency forward contract	$316	CAD	428	Bannockburn Global Forex, LLC	7/5/2023	—
Foreign currency forward contract	$90	CAD	124	Bannockburn Global Forex, LLC	7/19/2023	(2)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	8/17/2023	(1)
Foreign currency forward contract	$87	CAD	120	Bannockburn Global Forex, LLC	9/19/2023	(2)
Foreign currency forward contract	$318	CAD	431	Bannockburn Global Forex, LLC	10/3/2023	—
Foreign currency forward contract	$84	CAD	116	Bannockburn Global Forex, LLC	10/19/2023	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	11/17/2023	(1)
Foreign currency forward contract	$77	CAD	106	Bannockburn Global Forex, LLC	12/19/2023	(1)
Foreign currency forward contract	$316	CAD	429	Bannockburn Global Forex, LLC	1/4/2024	—
Foreign currency forward contract	$104	CAD	143	Bannockburn Global Forex, LLC	1/17/2024	(2)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	2/19/2024	(1)
Foreign currency forward contract	$76	CAD	105	Bannockburn Global Forex, LLC	3/19/2024	(1)
Foreign currency forward contract	$313	CAD	424	Bannockburn Global Forex, LLC	4/3/2024	—
Foreign currency forward contract	$103	CAD	143	Bannockburn Global Forex, LLC	4/17/2024	(2)
Foreign currency forward contract	$78	CAD	108	Bannockburn Global Forex, LLC	5/17/2024	(1)
Foreign currency forward contract	$86	CAD	118	Bannockburn Global Forex, LLC	6/19/2024	(2)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	—
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(2)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(1)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(1)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	—
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(1)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(1)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	—
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(2)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(2)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(1)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	—
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(2)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(1)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(1)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(1)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(1)
Foreign currency forward contract	$8,874	CAD	12,243	Bannockburn Global Forex, LLC	12/18/2025	(159)
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	14
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	12
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	12
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	14
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	11
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	14
Foreign currency forward contract	$106	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	12
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	13
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	13
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	13
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	12
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	12
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	13
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	12
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,329
						$1,296

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

(˄) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(˄˄) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian dollar Offered rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2022. Certain investments may be subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.

(˄˄˄) Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2022 represented 194.6% of the Company’s net assets or 95.1% of the Company’s total assets, are subject to legal restrictions on sales.

(˄˄˄˄) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).

(˄˄˄˄˄) Percentages are based on net assets of $754,916 as of December 31, 2022.

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

(~~~) All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company’s secured term loan credit facility (the “Term Loan”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).

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

The Company may conduct private offerings, subject to approval by the Company’s board of directors (the “Board”). The Company is conducting its second best efforts, continuous private offering of its common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing, an investor purchases shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. See Note 10 for additional information on the Company’s share activity.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2023 and 2022, the Company received return of capital distributions from its equity investments of $14 and zero, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $28,812 and $29,392 as of March 31, 2023 and December 31, 2022, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2023 and 2022 totaled $1,873 and $1,031, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2023	2022
Interest income	$41,457	$13,167
PIK interest income	2,112	678
Dividend income (1)	105	96
Fee income	238	1,593
Prepayment gain (loss)	328	210
Accretion of discounts and amortization of premiums	1,612	643
Total investment income	$45,852	$16,387
(1)	During the three months ended March 31, 2023 and 2022, dividend income includes PIK dividends of $93 and $92, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of both March 31, 2023 and December 31, 2022, there were no borrowers with a loan or preferred equity securities on non-accrual status.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board of Directors (the “Board”) at least quarterly and is generally based upon the Company’s earnings as estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

Restricted Cash

Restricted cash includes amounts held within the SPV, SPV II and 2022 Issuer. Cash held within the SPV, SPV II and 2022 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. As of March 31, 2023 and December 31, 2022, restricted cash included $20,821 and $26,753, respectively, held within the SPV, $2,766 and $368, respectively, held within the SPV II and $8,656 and $19,367, respectively, held within the 2022 Issuer.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2023 and December 31, 2022, the Company had unamortized deferred financing costs of $11,703 and $11,914, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2023 and 2022 was $730 and $385, respectively.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2023 and 2022, the Company recorded a net expense (benefit) on the consolidated statements of operations of $195 and zero for U.S. federal excise tax, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded an accrual for U.S. federal excise taxes of $150 and $125, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2023 and 2022, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries. As of both March 31, 2023 and December 31, 2022, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2023. The 2019 through 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023, except as disclosed in Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$1,317,582	85.8%	$1,251,960	85.4%
Unitranche secured loans	129,051	8.4	128,313	8.8
Junior secured loans	44,053	2.9	43,973	3.0
Equity securities	44,974	2.9	41,106	2.8
Total	$1,535,660	100.0%	$1,465,352	100.0%

	March 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$1,320,148	85.5%	$1,250,788	85.1%
Unitranche secured loans	128,380	8.3	127,378	8.7
Junior secured loans	44,633	2.9	44,469	3.0
Equity securities	50,749	3.3	46,361	3.2
Total	$1,543,910	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2023		December 31, 2022
Amortized Cost:
International	$62,975	4.1%	$62,244	4.3%
Midwest	330,223	21.5	312,637	21.3
Northeast	274,847	17.9	245,445	16.7
Northwest	66,851	4.4	66,839	4.6
Southeast	374,990	24.4	353,079	24.1
Southwest	186,280	12.1	183,722	12.5
West	239,494	15.6	241,386	16.5
Total	$1,535,660	100.0%	$1,465,352	100.0%

	March 31, 2023		December 31, 2022
Fair Value:
International	$60,203	3.9%	$59,706	4.1%
Midwest	331,176	21.4	313,240	21.3
Northeast	275,666	17.9	244,305	16.6
Northwest	67,934	4.4	67,226	4.6
Southeast	383,322	24.8	360,465	24.5
Southwest	185,255	12.0	181,981	12.4
West	240,354	15.6	242,073	16.5
Total	$1,543,910	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$21,446	1.4%	$21,418	1.5%
Automotive	39,434	2.6	39,131	2.7
Banking	35,594	2.3	35,534	2.4
Beverage, Food & Tobacco	16,584	1.1	16,807	1.1
Capital Equipment	54,893	3.6	55,062	3.7
Construction & Building	35,102	2.3	34,932	2.4
Consumer Goods: Durable	41,730	2.7	42,278	2.9
Consumer Goods: Non-Durable	35,617	2.3	32,697	2.2
Containers, Packaging & Glass	11,663	0.7	11,674	0.8
Energy: Oil & Gas	3,092	0.2	3,970	0.3
Environmental Industries	34,900	2.3	30,612	2.1
FIRE: Finance	69,875	4.5	67,608	4.6
FIRE: Insurance	16,318	1.1	9,709	0.7
FIRE: Real Estate	80,090	5.2	69,695	4.7
Healthcare & Pharmaceuticals	227,471	14.8	209,460	14.3
High Tech Industries	185,309	12.1	180,078	12.3
Hotels, Gaming & Leisure	2,491	0.2	2,316	0.1
Media: Advertising, Printing & Publishing	135,724	8.8	128,704	8.8
Media: Broadcasting & Subscription	2,415	0.1	2,059	0.1
Media: Diversified & Production	45,061	2.9	46,881	3.2
Retail	930	0.1	—	—
Services: Business	192,177	12.5	184,567	12.6
Services: Consumer	84,194	5.5	77,065	5.3
Telecommunications	36,274	2.4	36,508	2.5
Transportation: Cargo	98,134	6.4	97,803	6.7
Wholesale	29,142	1.9	28,784	2.0
Total	$1,535,660	100.0%	$1,465,352	100.0%

	March 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$20,974	1.3%	$21,049	1.4%
Automotive	38,482	2.5	38,843	2.7
Banking	37,064	2.4	37,979	2.6
Beverage, Food & Tobacco	16,212	1.0	16,439	1.1
Capital Equipment	55,272	3.6	56,074	3.8
Construction & Building	35,122	2.3	34,877	2.4
Consumer Goods: Durable	39,552	2.5	40,357	2.7
Consumer Goods: Non-Durable	35,671	2.3	32,843	2.2
Containers, Packaging & Glass	11,885	0.8	11,675	0.8
Energy: Oil & Gas	2,778	0.2	3,597	0.2
Environmental Industries	35,801	2.3	31,457	2.1
FIRE: Finance	68,987	4.5	66,639	4.5
FIRE: Insurance	16,019	1.0	9,641	0.7
FIRE: Real Estate	82,196	5.3	71,154	4.8
Healthcare & Pharmaceuticals	229,611	14.9	210,831	14.4
High Tech Industries	186,220	12.1	180,823	12.3
Hotels, Gaming & Leisure	2,484	0.2	2,331	0.2
Media: Advertising, Printing & Publishing	137,498	8.9	129,362	8.8
Media: Broadcasting & Subscription	2,376	0.1	2,019	0.1
Media: Diversified & Production	44,527	2.9	46,348	3.2
Retail	930	0.1	—	—
Services: Business	194,301	12.6	184,535	12.6
Services: Consumer	85,021	5.5	77,998	5.3
Telecommunications	36,473	2.4	36,415	2.5
Transportation: Cargo	98,663	6.4	97,153	6.6
Wholesale	29,791	1.9	28,557	2.0
Total	$1,543,910	100.0%	$1,468,996	100.0%

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

●	Level 2 – Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.
●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

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

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
●	the Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Valuation Designee will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
●	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
●	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
●	the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
●	a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Valuation Designee generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Valuation Designee generally considers the Company’s Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

In addition, for certain debt investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

As of March 31, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2023	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,320,148	$1,320,148
Unitranche secured loans	—	—	128,380	128,380
Junior secured loans	—	—	44,633	44,633
Equity securities	52	—	50,697	50,749
Total investments	$52	$—	$1,543,858	$1,543,910
Foreign currency forward contracts asset (liability)	$—	$1,409	$—	$1,409

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,250,788	$1,250,788
Unitranche secured loans	—	—	127,378	127,378
Junior secured loans	—	—	44,469	44,469
Equity securities	34	—	46,327	46,361
Total investments	$34	$—	$1,468,962	$1,468,996
Foreign currency forward contracts asset (liability)	$—	$1,296	$—	$1,296

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 8.00% to 20.66% at March 31, 2023 and 7.14% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at March 31, 2023 range between May 2023 and April 2030.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2023 and 2022:

	Investments
	Senior	Unitranche	Junior	Equity	Total
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962
Net realized gain (loss) on investments	(5)	—	—	949	944
Net change in unrealized gain (loss) on investments	3,738	265	84	501	4,588
Purchases of investments and other adjustments to cost (1)	97,250	890	2,119	3,882	104,141
Proceeds from principal payments and sales of investments (2)	(31,623)	(153)	(2,039)	(962)	(34,777)
Reclassifications (3)	—	—	—	—	—
Balance as of March 31, 2023	$1,320,148	$128,380	$44,633	$50,697	$1,543,858

	Investments
	Senior	Unitranche	Junior	Equity	Total
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651
Net realized gain (loss) on investments	25	—	—	—	25
Net change in unrealized gain (loss) on investments	1,091	627	(255)	1,521	2,984
Purchases of investments and other adjustments to cost (1)	56,166	3,345	19,078	2,559	81,148
Proceeds from principal payments and sales of investments (2)	(22,238)	(34)	—	—	(22,272)
Reclassifications (3)	(17,215)	17,215	—	—	—
Balance as of March 31, 2022	$655,949	$51,314	$37,403	$21,870	$766,536
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2023 and 2022, attributable to Level 3 investments still held at March 31, 2023 and 2022, was $5,633 and $3,164, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022.

Significant Unobservable Inputs

ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2023 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$817,101		Discounted cash flow	EBITDA multiples	11.1	x	4.0	x	19.5	x
				Market yields	11.0%		8.3%		20.8%
Senior secured loans	380,294		Discounted cash flow	Revenue multiples	7.3	x	1.4	x	20.0	x
				Market yields	11.4%		9.5%		16.6%
Senior secured loans	2,376		Enterprise value	Revenue multiples	0.8	x	0.8	x	0.8	x
Unitranche secured loans	95,974		Discounted cash flow	EBITDA multiples	9.7	x	8.3	x	14.5	x
				Market yields	14.5%		8.7%		25.1%
Unitranche secured loans	32,406		Discounted cash flow	Revenue multiples	9.4	x	6.0	x	12.5	x
				Market yields	11.4%		11.2%		11.7%
Junior secured loans	44,633		Discounted cash flow	Market yields	13.0%		12.4%		15.6%
Equity securities	35,515		Enterprise value	EBITDA multiples	11.8	x	4.0	x	18.6	x
Equity securities	13,172		Enterprise value	Revenue multiples	5.2	x	1.4	x	11.3	x
Equity securities	1,402		Option pricing model	Volatility	62.9%		45.0%		74.0%
Total Level 3 Assets	$1,422,873	(1)
(1)	Excludes investments of $120,985 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

					Weighted
	Fair			Unobservable	Average		Range
	Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$790,762		Discounted cash flow	EBITDA multiples	10.7	x	3.8	x	18.6	x
				Market yields	10.9%		8.7%		22.3%
Senior secured loans	354,158		Discounted cash flow	Revenue multiples	7.3	x	1.4	x	20.0	x
				Market yields	11.5%		10.0%		21.6%
Unitranche secured loans	95,341		Discounted cash flow	EBITDA multiples	9.9	x	8.5	x	15.5	x
				Market yields	12.1%		9.2%		13.8%
Unitranche secured loans	32,037		Discounted cash flow	Revenue multiples	9.3	x	5.8	x	12.5	x
				Market yields	11.8%		11.6%		12.1%
Junior secured loans	44,469		Discounted cash flow	Market yields	13.7%		12.3%		20.4%
Equity securities	31,060		Enterprise value	EBITDA multiples	10.9	x	3.8	x	17.9	x
Equity securities	13,400		Enterprise value	Revenue multiples	5.1	x	1.9	x	12.3	x
Equity securities	1,261		Option pricing model	Volatility	75.1%		49.4%		126.4%
Total Level 3 Assets	$1,362,488	(1)
(1)	Excludes investments of $106,474 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Valuation Designee selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Valuation Designee selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA or revenue of the portfolio company (or other meaningful measure). Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility, Term Loan and 2022 ABS is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2023 and December 31, 2022, the Company believes that the carrying value of its Credit Facility approximates fair value. As of both March 31, 2023 and December 31, 2022, the Company believes that the carrying value of its Term Loan approximates fair value. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $301,552 and $300,028, respectively.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2023 and 2022 were as follows:

	Fair value at			Sales and	PIK			Net
	December 31,	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	2022	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	March 31, 2023
Non-controlled affiliate company investment:
Nastel Technologies, LLC	$3,500	$—	$—	$—	$—	$4	$—	$(4)	$3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	537	4,115
	7,078	—	—	—	—	4	—	533	7,615

Second Avenue SFR Holdings II LLC (Revolver) (1)	4,755	—	—	—	—	—	—	(12)	4,743
	4,755	—	—	—	—	—	—	(12)	4,743

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	2,316	—	1,261	—	—	—	—	—	3,577
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	841	—	—	—	—	—	2,386
	13,611	—	2,102	—	—	—	—	—	15,713

SheerTrans Solutions, LLC	5,101	—	—	(13)	—	6	—	(5)	5,089
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	8,643	—	—	—	—	—	—	86	8,729
	13,744	—	—	(13)	—	6	—	81	13,818
Total non-controlled affiliate company investments	$39,188	$—	$2,102	$(13)	$—	$10	$—	$602	$41,889

	Fair value at			Sales and	PIK			Net
	December 31,	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	March 31, 2022
Non-controlled affiliate company investment:
Second Avenue SFR Holdings II LLC (Revolver) (1)	$2,104	$—	$487	$—	$—	$—	$—	$—	$2,591
	2,104	—	487	—	—	—	—	—	2,591

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	—	—	196	—	—	—	—	—	196
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	—	—	131	—	—	—	—	—	131
	9,750	—	327	—	—	—	—	—	10,077
Total non-controlled affiliate company investments	$11,854	$—	$814	$—	$—	$—	$—	$—	$12,668
(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the three months ended March 31,
	2023			2022
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
Nastel Technologies, LLC	$101	$—	$—	$ n/a	$ n/a	$	n/a
Nastel Technologies, LLC (Revolver)	—	—	—	n/a	n/a		n/a
Nastel Technologies, LLC (Class A units)	—	—	—	n/a	n/a		n/a
	101	—	—	n/a	n/a		n/a

Second Avenue SFR Holdings II LLC (Revolver)	138	—	—	46	—		—
	138	—	—	46	—		—

SFR Holdco, LLC (Junior secured loan)	117	—	—	117	—		—
SFR Holdco, LLC (Delayed draw junior secured loan)	64	—	—	1	—		—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—		—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—		—
	181	—	—	118	—		—

SheerTrans Solutions, LLC	161	—	—	n/a	n/a		n/a
SheerTrans Solutions, LLC (Revolver)	2	—	—	n/a	n/a		n/a
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	n/a	n/a		n/a
	163	—	—	n/a	n/a		n/a
Total non-controlled affiliate company investments	$583	$—	$—	$164	$—		$—

Note 6. Transactions with Related Parties

The Company has entered into an investment advisory agreement with MC Advisors (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.

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

Base management fees for the three months ended March 31, 2023 and 2022 were $4,847 and $2,796, respectively. There were no base management fee waivers for both the three months ended March 31, 2023 and 2022.

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

As of and beginning with the Effective Date, prior to an Exchange Listing, the Company shall pay MC Advisors an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

●	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7143% (reduced from 1.76% pursuant to the fee waiver letter effective April 1, 2022) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. This portion of the Company’s pre-incentive fee net investment income is referred to as the “catch-up” provision; and
●	prior to an Exchange Listing, 12.5% of the amount of the Company’s pre-incentive fee net investment income (a reduction from 15.0% of the amount of the Company’s pre-incentive fee net income), if any, that exceeds 1.7143% (reduced from 1.76% pursuant to the fee waiver letter effective April 1, 2022) in any calendar quarter, and following an Exchange Listing, 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2023	2022
Part one incentive fees (1)	$3,439	$1,461
Part two incentive fees (2)	712	362
Total incentive fees (3)	$4,151	$1,823
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	There were no incentive fee waivers during the periods presented.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2023 and 2022, the Company incurred $1,185 and $558 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $370 and $203, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2023 and December 31, 2022, $370 and $369, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2023 and December 31, 2022, the Company had accounts payable to members of the Board of $23 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 221% and 199%, respectively.

The Company’s outstanding debt as of March 31, 2023 and December 31, 2022 was as follows:

	As of March 31, 2023					As of December 31, 2022
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount		Principal
	Committed/		Amount	Carrying		Committed/		Amount	Carrying
	Outstanding (1)		Outstanding	Value		Outstanding (1)		Outstanding	Value
Credit Facility	$450,000		$253,500	$251,413	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	151,886		151,886	150,445	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	297,825	(5)	306,000	(4)	306,000	297,629	(5)
Total	$907,886		$711,386	$699,683		$856,000		$763,400	$751,486
(1)	Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)

Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs were $2,087 and $2,496, respectively.

(3)

Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1,441 and $1,047, respectively.

(4)

As of both March 31, 2023 and December 31, 2022, the Class C Senior Secured Notes and Subordinated Notes (as defined below) totaling $36,125 and $82,875, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

(5)

Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs were $8,175 and $8,371, respectively.

Revolving Credit Facility: The Company has a $450,000 Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2023 and December 31, 2022, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $671,146 and $691,225, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $253,500 and $357,400, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility. As of March 31, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.4% and 6.9%, respectively.

During the three months ended March 31, 2023 and 2022, the Company incurred financing costs of $11 and $447, respectively, in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the loan.

Term Loan: On December 20, 2022, the Company entered into the Term Loan with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more increasing or additional lenders. On February 3, 2023, the Company increased the facility amount pursuant to the accordion feature of the Term Loan from $100,000 of aggregate commitments to $155,000 of aggregate commitments and the Company borrowed up to the new aggregate commitments under the Term Loan. As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings under the Term Loan of $151,886 and $100,000, respectively. As of March 31, 2023 and December 31, 2022 the fair value of the Company’s investments held in SPV II as collateral for the Term Loan was $217,697 and $141,418, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of March 31, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.1% and 6.7%, respectively.

During the three months ended March 31, 2023, the Company incurred financing costs of $508 in conjunction with the Term Loan, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the loan.

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

Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Company retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both March 31, 2023 and December 31, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of March 31, 2023 and December 31, 2022, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $421,236 and $410,179, respectively, and these investments are identified on the consolidated schedule of investments.

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

Components of Interest Expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e. the rate in effect plus spread) were as follows:

	Three months ended March 31,
	2023	2022
Interest expense - Credit Facility	$5,798	$2,895
Interest expense - Term Loan	2,340	—
Interest expense - 2022 ABS	3,221	—
Amortization of deferred financing costs	730	385
Total interest and other debt financing expenses	$12,089	$3,280
Average debt outstanding	$750,495	$339,678
Average stated interest rate	6.1%	3.4%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2023 and December 31, 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	426	4/5/2023	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	5/17/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	121	6/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	428	7/5/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	124	7/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	8/17/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	120	9/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	431	10/3/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	(30)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(184)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	17	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	16	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,526	—	Unrealized gain on foreign currency forward contracts
				$1,687	$(278)

	As of December 31, 2022
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	248	1/5/2023	$—	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	127	1/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	113	2/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	3/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	426	4/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	5/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	121	6/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	428	7/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	124	7/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	8/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	120	9/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	431	10/3/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(159)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,329	—	Unrealized gain on foreign currency forward contracts
				$1,506	$(210)

For the three months ended March 31, 2023 and 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $113 and ($533), respectively. For the three months ended March 31, 2023 and 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $33 and $18, respectively.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three months ended March 31, 2023 and 2022, respectively.

			Amount
Date	Record	Payment	Per	Distribution
Declared	Date	Date (1)	Share	Declared
Three months ended March 31, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	0.08	6,208
January 13, 2023	March 15, 2023	March 31, 2023	0.08	6,208
Total distributions declared			$0.25	$18,633

Three months ended March 31, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	0.06	2,435
Total distributions declared			$0.20	$7,313
(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the three months ended March 31, 2023 and 2022, respectively:

		DRIP	DRIP
	NAV	Shares	Shares
Payment Date	Per Share	Issued	Value
Three months ended March 31, 2023:
March 31, 2023	$10.13	664,510	$6,731
Total proceeds		664,510	$6,731

		DRIP	DRIP
	NAV	Shares	Shares
Payment Date	Per Share	Issued	Value
Three months ended March 31, 2022:
March 31, 2022	$10.10	217,369	$2,195
Total proceeds		217,369	$2,195

Note 10. Stock Issuances and Share Repurchase Program

Stock Issuances

As of March 31, 2023, the total number of shares of all classes of capital stock that the Company has the authority to issue was 100,000,000 shares of common stock, par value $0.001 per share.

The following table summarizes the issuance of shares during the three months ended March 31, 2023 and 2022:

	Price Per
Date	Share	Shares Issued	Proceeds
Three months ended March 31, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
Total		9,474,500	$95,977

	Price Per
Date	Share	Shares Issued	Proceeds
Three months ended March 31, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
Total		12,173,590	$122,953

During the three months ended March 31, 2023 and 2022, the Company also issued 664,510 and 217,369 shares, with an aggregate value of $6,731 and $2,195, respectively, under the DRIP as disclosed in Note 9.

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

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the three months ended March 31, 2023:

	Price	Shares
Date	Per Share	Repurchased	Total Cost
Three months ended March 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
Total		906,750	$9,185

There were no shares repurchased during the three months ended March 31, 2022.

Note 11. Commitments and Contingencies

Commitments: As of March 31, 2023 and December 31, 2022, the Company had $280,522 and $319,237, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of March 31, 2023.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Per share data:
Net asset value at beginning of period	$10.13	$10.10
Net investment income (1)	0.31	0.20
Net gain (loss) (1)	0.07	0.07
Net increase (decrease) in net assets resulting from operations (1)	0.38	0.27
Stockholder distributions declared (2)	(0.25)	(0.20)
Other (3)	(0.01)	(0.01)
Net asset value at end of period	$10.25	$10.16
Total return based on average net asset value (4)	9.00%	2.38%
Ratio/Supplemental data:
Net assets at end of period	$858,859	$497,611
Shares outstanding at end of period	83,765,462	48,956,121
Portfolio turnover (5)	2.31%	3.03%
Ratio of total investment income to average net assets (6)	23.05%	15.33%
Ratio of expenses to average net assets (6) (7)	9.73%	6.64%
(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2023 and 2022, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a supplemental ratio for the three months ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
Ratio of net investment income (loss) to average net assets (6)	13.31%	8.69%

Note 13. Subsequent Events

The Company has evaluated subsequent events through May 12, 2023, the date on which the consolidated financial statements were issued.

Distributions: On April 6, 2023, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
April 17, 2023	June 30, 2023	$0.09
May 15, 2023	June 30, 2023	0.09
June 15, 2023	June 30, 2023	0.09
Total regular dividends declared		$0.27

Additionally, on April 6, 2023, the Board of Directors also declared a supplemental dividend of $0.01 per share, to stockholders of record as of the close of business on April 17, 2023, payable on June 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2023. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;
●	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;
●	the impact of increased competition;
●	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in our Annual Report and “Part II-Item 1A. Risk Factors” in this Quarterly Report.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of March 31, 2023, our portfolio included approximately 85.5% senior secured loans, 8.3% unitranche secured loans, 2.9% junior secured loans and 3.3% equity securities, compared to December 31, 2022, when our portfolio included approximately 85.1% senior secured loans, 8.7% unitranche secured loans, 3.0% junior secured loans and 3.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the three months ended March 31, 2023 and 2022 (in thousands except shares and per share data):

	Price Per
Date	Share	Shares Issued	Proceeds
Three months ended March 31, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
Total		9,474,500	$95,977

	Price Per
Date	Share	Shares Issued	Proceeds
Three months ended March 31, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
Total		12,173,590	$122,953

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

The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the three months ended March 31, 2023 (in thousands except shares and per share data):

	Price Per
Date	Share	Shares Repurchased	Proceeds
Three months ended March 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
Total		906,750	$9,185

There were no shares repurchased during the three months ended March 31, 2022.

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

Portfolio and Investment Activity

During the three months ended March 31, 2023, we invested $49.1 million in seven new portfolio companies, $51.3 million in 48 existing portfolio companies and had $34.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $65.6 million for the period.

During the three months ended March 31, 2022, we invested $21.2 million in three new portfolio companies, $58.6 million in 29 existing portfolio companies and had $22.3 million in aggregate amount of sales and principal repayments, resulting in net investments of $57.5 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2023		December 31, 2022
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	11.3%	11.3%	10.8%	10.8%
Unitranche secured loans	12.6	13.0	11.0	11.3
Junior secured loans	11.7	11.7	11.9	11.9
Equity securities	6.6	6.6	6.6	6.6
Total	11.4%	11.4%	10.8%	10.8%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$1,320,148	85.5%	$1,250,788	85.1%
Unitranche secured loans	128,380	8.3	127,378	8.7
Junior secured loans	44,633	2.9	44,469	3.0
Equity securities	50,749	3.3	46,361	3.2
Total	$1,543,910	100.0%	$1,468,996	100.0%

Our portfolio composition at March 31, 2023 remained relatively consistent with our portfolio at December 31, 2022. Our effective yields at March 31, 2023 increased from December 31, 2022, driven primarily by increases in LIBOR and SOFR. All of our loans were above the interest rate floors at March 31, 2023.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$20,974	1.3%	$21,049	1.4%
Automotive	38,482	2.5	38,843	2.7
Banking	37,064	2.4	37,979	2.6
Beverage, Food & Tobacco	16,212	1.0	16,439	1.1
Capital Equipment	55,272	3.6	56,074	3.8
Construction & Building	35,122	2.3	34,877	2.4
Consumer Goods: Durable	39,552	2.5	40,357	2.7
Consumer Goods: Non-Durable	35,671	2.3	32,843	2.2
Containers, Packaging & Glass	11,885	0.8	11,675	0.8
Energy: Oil & Gas	2,778	0.2	3,597	0.2
Environmental Industries	35,801	2.3	31,457	2.1
FIRE: Finance	68,987	4.5	66,639	4.5
FIRE: Insurance	16,019	1.0	9,641	0.7
FIRE: Real Estate	82,196	5.3	71,154	4.8
Healthcare & Pharmaceuticals	229,611	14.9	210,831	14.4
High Tech Industries	186,220	12.1	180,823	12.3
Hotels, Gaming & Leisure	2,484	0.2	2,331	0.2
Media: Advertising, Printing & Publishing	137,498	8.9	129,362	8.8
Media: Broadcasting & Subscription	2,376	0.1	2,019	0.1
Media: Diversified & Production	44,527	2.9	46,348	3.2
Retail	930	0.1	—	—
Services: Business	194,301	12.6	184,535	12.6
Services: Consumer	85,021	5.5	77,998	5.3
Telecommunications	36,473	2.4	36,415	2.5
Transportation: Cargo	98,663	6.4	97,153	6.6
Wholesale	29,791	1.9	28,557	2.0
Total	$1,543,910	100.0%	$1,468,996	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2023 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$—	—%
2	1,427,850	92.5
3	115,452	7.4
4	608	0.1
5	—	—
Total	$1,543,910	100%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$—	—%
2	1,396,200	95.0
3	72,190	4.9
4	606	0.1
5	—	—
Total	$1,468,996	100.0%

As of both March 31, 2023 and December 31, 2022, there were no borrowers with a loan or preferred equity securities on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Total investment income	$45,852	$16,387
Total operating expenses	22,295	8,472
Net investment income before income taxes	23,557	7,915
Income taxes, including excise taxes	195	—
Net investment income	23,362	7,915
Net realized gain (loss) on investments	944	25
Net realized gain (loss) on foreign currency forward contracts	33	18
Net realized gain (loss) on foreign currency and other transactions	(4)	—
Net realized gain (loss)	973	43
Net change in unrealized gain (loss) on investments	4,606	2,903
Net change in unrealized gain (loss) on foreign currency forward contracts	113	(533)
Net unrealized gain (loss) on foreign currency and other transactions	(1)	—
Net change in unrealized gain (loss)	4,718	2,370
Net increase (decrease) in net assets resulting from operations	$29,053	$10,328

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Interest income	$41,457	$13,167
PIK interest income	2,112	678
Dividend income (1)	105	96
Fee income	238	1,593
Prepayment gain (loss)	328	210
Accretion of discounts and amortization of premiums	1,612	643
Total investment income	$45,852	$16,387
(1)	During the three months ended March 31, 2023 and 2022, dividend income includes PIK dividends of $93 and $92, respectively.

The increase in investment income of $29.5 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily the result of an increase in interest income due to the growth of our investment portfolio and increases in effective rates on the portfolio as a result of the rising interest rate environment.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Interest and other debt financing expenses	$12,089	$3,280
Base management fees (1)	4,847	2,796
Incentive fees (2)	4,151	1,823
Professional fees	310	145
Administrative service fees	370	203
General and administrative expenses	505	210
Directors’ fees	23	15
Total operating expenses	$22,295	$8,472
(1)	Base management fees for the three months ended March 31, 2023 and 2022 were $4,847 and $2,796, respectively. MC Advisors did not elect to voluntarily waive any of such base management fees for both the three months ended March 31, 2023 and 2022.
(2)	Incentive fees for the three months ended March 31, 2023 and 2022 were $4,151 and $1,823, comprised of part one incentive fees of $3,439 and $1,461 and part two capital gains incentive fees of $712 and $362, respectively. MC Advisors did not elect to voluntarily waive any incentive fees during both the three months ended March 31, 2023 and 2022. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Interest expense - Credit Facility	$5,798	$2,772
Interest expense - Term Loan	2,340	—
Interest expense - 2022 ABS	3,221	—
Amortization of deferred financing costs	730	508
Total interest and other debt financing expenses	$12,089	$3,280
Average debt outstanding	$750,495	$339,678
Average stated interest rate	6.1%	3.4%

The increase in operating expenses of $13.8 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily a result of increases in interest expense, base management fees and incentive fees. The increase in interest expense is the result of the increase in average borrowings to support portfolio growth and an increase in the effective interest rate on our debt as a result of the rising interest rate environment. The increases in base management fees and incentive fees were primarily the result of portfolio growth and increases in our net investment income, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2023 and 2022, we recorded a net expense on the consolidated statements of operations of $0.2 million and zero, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2023 and 2022, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2023 and 2022, we had sales of investments of $4.5 million and $10.1 million, respectively, resulting in $0.9 million and $25 thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2023 and 2022, we had $33 thousand and $18 thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2023 and 2022, we had ($4) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2023 and 2022, our investments had $4.6 million and $2.9 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

We estimate that approximately $7.9 million of the net unrealized gain on investments during the three months ended March 31, 2023 was attributable to broad market movements and improvements in fundamental performance at our portfolio companies. These increases were offset by $3.3 million in net unrealized losses attributable to certain underlying portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of March 31, 2023.

We estimate that approximately $3.4 million of the net unrealized gain on investments during the three months ended March 31, 2022 was attributable to broad market movements and improvements in fundamental performance at our portfolio companies. These increases in value were offset by ($0.5) million in net unrealized losses attributable to certain underlying portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of March 31, 2022.

For the three months ended March 31, 2023 and 2022, our foreign currency forward contracts had $0.1 million and ($0.5) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $29.1 million and $10.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $0.38 and $0.27, respectively.

The $18.8 million increase during the three months ended March 31, 2023, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of the rising interest rate environment and increases in net unrealized mark-to-market gains on investments during the three months ended March 31, 2023.

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

As of March 31, 2023, we had $4.3 million in cash, $20.8 million in restricted cash at MC Income Plus Financing SPV LLC (the “SPV”), $2.8 million in restricted cash at MC Income Plus Financing SPV II LLC (the “SPV II”), $8.6 million in restricted cash at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”). Additionally, we had $253.5 million debt outstanding on our Credit Facility, $151.9 million debt outstanding on our Term Loan and $306.0 million debt outstanding on our 2022 ABS (as defined below). We had $196.5 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, our asset coverage ratio based on aggregate borrowings outstanding was 221% and 199%, respectively.

Cash Flows

For the three months ended March 31, 2023 and 2022, we experienced a net increase (decrease) in cash and restricted cash of ($15.6) million and $1.5 million, respectively. For the three months ended March 31, 2023 and 2022, operating activities used $38.0 million and $48.5 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments and net investment income. During the three months ended March 31, 2023 and 2022, we generated $22.4 million and $50.0 million from financing activities, primarily as a result of net borrowings on our debt facilities and the proceeds from issuance of common stock, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of March 31, 2023 and December 31, 2022, we had 83,765,462 and 74,533,202 shares outstanding, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three months ended March 31, 2023 and 2022, totaled $18.6 million ($0.25 per share) and $7.3 million ($0.20 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year.

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

Borrowings

The Company’s outstanding debt as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	As of March 31, 2023					As of December 31, 2022
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount		Principal
	Committed/		Amount	Carrying		Committed/		Amount	Carrying
	Outstanding (1)		Outstanding	Value		Outstanding (1)		Outstanding	Value
Credit Facility	$450,000		$253,500	$251,413	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	151,886		151,886	150,445	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	297,825	(5)	306,000	(4)	306,000	297,629	(5)
Total	$907,886		$711,386	$699,683		$856,000		$763,400	$751,486
(1)	Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)	Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs were $2.1 million and $2.5 million, respectively.
(3)	Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1.4 million and $1.0 million, respectively.
(4)	As of both March 31, 2023 and December 31, 2022, the Class C Senior Secured Notes and Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)	Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of March 31, 2023 and December 31, 2022, the total unamortized debt issuance costs were $8.2 million and $8.4 million, respectively.

Revolving Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2023 and December 31, 2022, the fair value of our investments held in the SPV as collateral for the Credit Facility was $671.1 and $691.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of March 31, 2023 and December 31, 2022, we had outstanding borrowings under the Credit Facility of $253.5 million and $357.4 million, respectively.

During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR (one or three month, at the SPV’s option and subject to a LIBOR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of March 31, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.4% and 6.9%, respectively.

During the three months ended March 31, 2023 and 2022, we incurred financing costs of $11 thousand and $0.4 million, respectively, in conjunction with the Credit Facility, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the loan.

Term Loan: On December 20, 2022, we entered into a senior term credit facility (the “Term Loan”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV II (the “SPV II”) as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature which allows the us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more additional lenders. On February 3, 2023, we increased the facility amount pursuant to the accordion feature of the Term Loan from $100.0 million of aggregate commitments to $155.0 million of aggregate commitments and we borrowed up to the new aggregate commitments under the Term Loan. As of March 31, 2023 and December 31, 2022, we had outstanding borrowings under the Term Loan of $151.9 million and $100.0 million, respectively. As of March 31, 2023 and December 31, 2022 the fair value of our investments held in SPV II as collateral for the Term Loan was $217.7 million and $141.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of March 31, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.1% and 6.7%, respectively.

During the three months ended March 31, 2023, we incurred financing costs of $0.5 million in conjunction with the Term Loan, which have been capitalized within unamortized deferred financing costs and are amortized into interest and other debt financing expenses over the life of the loan.

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

Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). We retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both March 31, 2023 and December 31, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of March 31, 2023 and December 31, 2022, the fair value of our investments held in the 2022 Issuer as collateral was $421.2 million and $410.2 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments.

Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

●	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.
●	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.
●	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the Chairman and Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.
●	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $280.5 million and $319.2 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of March 31, 2023. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

Market Environment: We believe that middle market investments are attractive in the current uncertain market environment where inflationary pressures have reached historical highs and where we are enduring a rate-hiking regime. Directly originated middle market loans have demonstrated the ability to outperform competing asset classes through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the rising rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, middle market direct lending has historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending offers a natural hedge to rising rates with floating rate structures that benefit from higher interest rates. Further, we believe that middle market direct lending provides broad diversification, a mitigant to an environment where there is increased risk of default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks and in the broadly syndicated markets. Since the fourth quarter of 2022, the volume of leveraged buyouts (“LBO”) financed in the direct lending market has been significantly higher than the volume of syndicated LBOs. Alongside retracting valuations, the middle market also saw a consistent trend toward lower leverage and loan-to-value structures coupled with increase spreads. (2) That said, we note that a softening macroeconomic environment, the lingering effect of inflationary pressure and supply chain disruption and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.

(1)	As of December 31, 2022. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index, Bloomberg Barclays Indices for US IG Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)	Refinitiv LPC’s 4Q22 Sponsored Middle Market Private Deals Analysis – January 2023.

Recent Developments

Distributions: On April 6, 2023, the Board of Directors (the “Board”) declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
April 17, 2023	June 30, 2023	$0.09
May 15, 2023	June 30, 2023	0.09
June 15, 2023	June 30, 2023	0.09
Total regular dividends declared		$0.27

Additionally, on April 6, 2023, the Board also declared a supplemental dividend of $0.01 per share, to stockholders of record as of the close of business on April 17, 2023, payable on June 30, 2023.

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

Under the valuation policy, the Valuation Designee values investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, the Valuation Designee determines whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
●	our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
●	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
●	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
●	the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
●	a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. the Valuation Designee generally considers the Company’s debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

In addition, for certain debt investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Valuation Designee generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

As of March 31, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three months ended March 31, 2023, we accrued capital gains incentive fees of $0.7 million based on the performance of our portfolio, $0.1 million of which was payable to MC Advisors as a result of realized gains. The remaining $0.6 million, was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to the COVID-19 pandemic and rising inflation; and interest rate fluctuations.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(3,663)	$(1,013)	$(2,650)
Up 100 basis points	14,808	4,830	9,978
Up 200 basis points	29,440	8,884	20,556
Up 300 basis points	44,065	12,938	31,127

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

Currency Risk

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of March 31, 2023, we had foreign currency forward contracts in place for CAD 34.0 million and AUD 17.0 million associated with future principal and interest payments on certain investments.

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser is currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions and to risks related to bank impairments or failures.

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank and subsequently in May 2023 of First Republic Bank due to liquidity concerns and concerns have arisen regarding the stability of other banks and financial institutions. Also, the impairment or failure of one or more banks with whom the Company, its portfolio companies, and/or the Adviser transact may inhibit the ability of the Company or its portfolio companies to access depository accounts. In such cases, the Company may be forced to delay or forgo investments, resulting in lower Company performance. In the event of such a failure of a banking institution where the Company or one or more of its portfolio companies holds depository accounts, access to such accounts could be restricted and U.S. FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, the Company and its affected portfolio companies would not recover such excess, uninsured amounts. To the extent that the Company or the portfolio companies are impacted, their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.

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

We maintain a revolving credit facility and term loan credit facility use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

We maintain a revolving credit facility and term loan credit facility and use other borrowed funds and may borrow additional money, which is generally considered a speculative investment technique. As a result:

●	our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
●	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
●	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness would not be available for such distributions;

●	any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;
●	our revolving credit facility and term loan credit facility with KeyBank National Association, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants; and
●	we bear the cost of issuing and paying interest on the revolving credit facility and term loan credit facility, which costs are entirely borne by our common stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio
	(Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	‑26.52%	‑16.29%	‑6.06%	4.17%	14.40%
(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $1.5 billion in total assets, $789.7 million in debt outstanding, of which $763.4 million is senior securities outstanding, $754.9 million in net assets and an average cost of funds of 5.79%, which was the weighted average interest rate of borrowings on our revolving credit facility, term loan credit facility, and ABS Notes as of December 31, 2022. The interest rates on our revolving credit facility and term loan credit facility are variable rates. Actual interest payments may be different.
(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total portfolio assets of at least 2.96%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2023, we issued 9,474,500 shares of our common stock, par value $0.01 per share, at a price of $10.13 per share for proceeds of $95,976,682.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Amended and Restated Bylaws (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: May 12, 2023	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation