Form 10-Q
period 2023-06-30
Monroe Capital Income Plus Corp
filed 2023-08-11
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 92,338,550 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$1,721,423	$1,429,808
Non-controlled affiliate company investments	43,351	39,188
Total investments, at fair value (amortized cost of: $1,759,333 and $1,465,352, respectively)	1,764,774	1,468,996
Cash	10,154	5,716
Restricted cash	58,333	46,488
Unrealized gain on foreign currency forward contracts	—	1,296
Interest and dividend receivable	19,721	12,656
Other assets	231	9,490
Total assets	1,853,213	1,544,642

LIABILITIES
Debt	885,548	763,400
Less: Unamortized deferred financing costs	(10,197)	(11,914)
Debt, less unamortized deferred financing costs	875,351	751,486
Interest payable	8,876	7,289
Unrealized loss on foreign currency forward contracts	1,863	—
Payable for unsettled trades	743	13,690
Management fees payable	5,382	4,252
Incentive fees payable	4,409	3,304
Accounts payable and accrued expenses	12,496	9,705
Total liabilities	909,120	789,726
Net assets	$944,093	$754,916

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 300,000 and 100,000 shares authorized, respectively, 92,339 and 74,533 shares issued and outstanding, respectively	$92	$75
Capital in excess of par value	925,785	744,404
Accumulated undistributed (overdistributed) earnings	18,216	10,437
Total net assets	$944,093	$754,916

Net asset value per share	$10.22	$10.13

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$48,325	$16,060	$91,482	$31,605
Payment-in-kind interest income	1,621	956	3,733	1,634
Total investment income from non-controlled/non-affiliate company investments	49,946	17,016	95,215	33,239
Non-controlled affiliate company investments:
Interest income	614	187	1,197	351
Total investment income from non-controlled affiliate company investments	614	187	1,197	351
Total investment income	50,560	17,203	96,412	33,590

Operating expenses:
Interest and other debt financing expenses	13,066	4,702	25,155	7,982
Base management fees	5,382	2,678	10,229	5,474
Incentive fees	3,080	383	7,231	2,206
Professional fees	513	540	823	685
Administrative service fees	392	208	762	411
General and administrative expenses	557	304	1,062	514
Directors’ fees	23	22	46	37
Expenses before fee waivers	23,013	8,837	45,308	17,309
Base management fee waivers	—	(1,701)	—	(1,701)
Incentive fee waivers	—	(1,306)	—	(1,306)
Total operating expenses, net of fee waivers	23,013	5,830	45,308	14,302
Net investment income before income taxes	27,547	11,373	51,104	19,288
Income taxes, including excise taxes	189	1	384	1
Net investment income	27,358	11,372	50,720	19,287

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(1,604)	(42)	(660)	(17)
Foreign currency forward contracts	1,708	27	1,741	45
Foreign currency and other transactions	180	(13)	176	(13)
Net realized gain (loss)	284	(28)	1,257	15

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(2,929)	(6,300)	1,075	(3,397)
Non-controlled/affiliate company investments	120	—	722	—
Foreign currency forward contracts	(3,272)	1,335	(3,159)	802
Foreign currency and other transactions	1	—	—	—
Net change in unrealized gain (loss)	(6,080)	(4,965)	(1,362)	(2,595)

Net gain (loss)	(5,796)	(4,993)	(105)	(2,580)

Net increase (decrease) in net assets resulting from operations	$21,562	$6,379	$50,615	$16,707

Per common share data:
Net investment income per share - basic and diluted	$0.31	$0.22	$0.62	$0.42
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.25	$0.12	$0.62	$0.37
Weighted average common shares outstanding - basic and diluted	87,873	52,248	82,020	45,526

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at March 31, 2022	48,956	$49	$486,091	$11,471	$497,611
Net investment income	—	—	—	11,372	11,372
Net realized gain (loss)	—	—	—	(28)	(28)
Net change in unrealized gain (loss)	—	—	—	(4,965)	(4,965)
Issuance of common stock	8,022	8	81,503	—	81,511
Repurchase of common stock	(975)	(1)	(9,868)	—	(9,869)
Distributions declared to stockholders	—	—	—	(10,175)	(10,175)
Stock issued in connection with dividend reinvestment plan	345	—	3,503	—	3,503
Balances at June 30, 2022	56,348	$56	$561,229	$7,675	$568,960

Balances at March 31, 2023	83,765	$84	$837,918	$20,857	$858,859
Net investment income	—	—	—	27,358	27,358
Net realized gain (loss)	—	—	—	284	284
Net change in unrealized gain (loss)	—	—	—	(6,080)	(6,080)
Issuance of common stock	8,321	8	85,283	—	85,291
Repurchase of common stock	(664)	(1)	(6,815)	—	(6,816)
Distributions declared to stockholders	—	—	—	(24,203)	(24,203)
Stock issued in connection with dividend reinvestment plan	917	1	9,399	—	9,400
Balances at June 30, 2023	92,339	$92	$925,785	$18,216	$944,093

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448
Net investment income	—	—	—	19,287	19,287
Net realized gain (loss)	—	—	—	15	15
Net change in unrealized gain (loss)	—	—	—	(2,595)	(2,595)
Issuance of common stock	20,196	20	204,444	—	204,464
Repurchase of common stock	(975)	(1)	(9,868)	—	(9,869)
Distributions declared to stockholders	—	—	—	(17,488)	(17,488)
Stock issued in connection with dividend reinvestment plan	562	—	5,698	—	5,698
Balances at June 30, 2022	56,348	$56	$561,229	$7,675	$568,960

Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916
Net investment income	—	—	—	50,720	50,720
Net realized gain (loss)	—	—	—	1,257	1,257
Net change in unrealized gain (loss)	—	—	—	(1,362)	(1,362)
Issuance of common stock	17,796	17	181,251	—	181,268
Repurchase of common stock	(1,571)	(2)	(15,999)	—	(16,001)
Distributions declared to stockholders	—	—	—	(42,836)	(42,836)
Stock issued in connection with dividend reinvestment plan	1,581	2	16,129	—	16,131
Balances at June 30, 2023	92,339	$92	$925,785	$18,216	$944,093

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$50,615	$16,707
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	660	17
Net realized (gain) loss on foreign currency forward contracts	(1,741)	(45)
Net realized (gain) loss on foreign currency and other transactions	(176)	13
Net change in unrealized (gain) loss on investments	(1,797)	3,397
Net change in unrealized (gain) loss on foreign currency forward contracts	3,159	(802)
Payment-in-kind interest income	(3,733)	(1,634)
Net accretion of discounts and amortization of premiums	(2,884)	(1,191)
Purchases of investments	(368,219)	(214,931)
Proceeds from principal payments and sale of investments and settlement of forward contracts	81,936	49,218
Amortization of deferred financing costs	2,253	991
Changes in operating assets and liabilities:
Interest and dividend receivable	(7,065)	(1,361)
Other assets	9,259	(45)
Interest payable	1,587	1,908
Payable for unsettled trades	(12,947)	4,500
Management fees payable	1,130	(1,389)
Incentive fees payable	1,105	(936)
Accounts payable and accrued expenses	2,791	1,122
Net cash provided by (used in) operating activities	(244,067)	(144,461)

Cash flows from financing activities:
Borrowings on 2022 ABS	—	306,000
Borrowings on Term Loan	55,000	—
Repayments of Term Loan	(5,040)	—
Borrowings on Credit Facility	351,900	313,600
Repayments of Credit Facility	(362,800)	(609,344)
Proceeds from Short-Term Borrowings	83,088	—
Payments of deferred financing costs	(536)	(9,477)
Proceeds from issuance of common stock	181,268	204,464
Repurchase of common stock	(16,001)	(9,869)
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $16,131 and $5,698, respectively	(26,705)	(11,790)
Net cash provided by (used in) financing activities	260,174	183,584

Net increase (decrease) in Cash and Restricted cash	16,107	39,123
Effect of foreign currency exchange rates	176	(13)
Cash and Restricted cash, beginning of period	52,204	13,971
Cash and Restricted cash, end of period	$68,487	$53,081

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$21,315	$5,083
Cash paid for income taxes, including excise taxes, during the period	$209	$1

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2023	December 31, 2022
Cash	$10,154	$5,716
Restricted cash	58,333	46,488
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$68,487	$52,204

	June 30, 2022	December 31, 2021
Cash	$3,895	$4,998
Restricted cash	49,186	8,973
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$53,081	$13,971

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	SF	4.51%	9.75%	5/2/2019	5/8/2026	1,632	$1,629	$1,137	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	7/25/2019	7/25/2025	1,925	1,909	1,911	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	12/24/2019	7/25/2025	1,005	997	997	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	2/17/2021	7/25/2025	1,738	1,737	1,725	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	6/15/2021	7/25/2025	1,019	1,004	1,011	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	SF	6.00%	10.96%	8/10/2021	7/25/2025	995	984	987	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	SF	6.00%	10.96%	7/25/2019	7/25/2025	316	210	210	0.0%
						8,630	8,470	7,978	0.8%
Automotive
Born To Run, LLC (~~) (~~~)	L	6.00%	11.19%	4/1/2021	4/1/2027	8,820	8,701	7,867	0.8%
Born To Run, LLC (~~)	L	6.00%	11.19%	4/1/2021	4/1/2027	1,201	1,201	1,071	0.1%
Burgess Point Purchaser Corporation (~)	SF	5.35%	10.45%	6/30/2022	7/25/2029	4,975	4,522	4,734	0.5%
Lifted Trucks Holdings, LLC (~~) (~~~)	L	5.75%	10.93%	8/2/2021	8/2/2027	9,850	9,706	9,732	1.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	10.93%	8/2/2021	8/2/2027	2,381	317	314	0.0%
Panda Acquisition, LLC (~)	SF	6.35%	11.59%	12/20/2022	10/18/2028	9,875	8,200	8,270	0.9%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	7/8/2022	12/14/2026	127	125	127	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	3/11/2020	12/14/2026	3,365	3,346	3,358	0.3%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	11/23/2021	12/14/2026	625	625	624	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	3/11/2020	12/14/2026	499	499	498	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	11/23/2021	12/14/2026	554	554	553	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	11/23/2021	12/14/2026	711	711	709	0.1%
						42,983	38,507	37,857	4.0%
Banking
MV Receivables II, LLC (<)	L	9.75%	14.92%	7/29/2021	7/29/2026	10,163	9,709	12,412	1.3%
StarCompliance MidCo, LLC (~)	SF	6.85%	11.95%	5/31/2023	1/12/2027	385	375	380	0.0%
StarCompliance MidCo, LLC (~~)	SF	6.85%	12.09%	1/12/2021	1/12/2027	3,000	2,962	2,966	0.3%
StarCompliance MidCo, LLC (~~)	SF	6.85%	12.09%	10/12/2021	1/12/2027	503	496	498	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.85%	11.95%	1/12/2021	1/12/2027	484	140	139	0.0%
						14,535	13,682	16,395	1.7%
Beverage, Food & Tobacco
LVF Holdings, Inc. (~)	SF	6.40%	11.64%	6/10/2021	6/10/2027	3,439	3,390	3,344	0.4%
LVF Holdings, Inc. (~)	SF	6.40%	11.64%	6/10/2021	6/10/2027	3,291	3,291	3,200	0.3%
LVF Holdings, Inc. (Revolver) (*)	SF	6.40%	11.64%	6/10/2021	6/10/2027	554	322	313	0.0%
LX/JT Intermediate Holdings, Inc. (~~~)	SF	6.00%	11.20%	3/11/2020	3/11/2025	3,251	3,226	3,228	0.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	11.20%	3/11/2020	3/11/2025	500	—	—	0.0%
Project Cloud Holdings, LLC (*) (**) (d)	SF	6.50%	12.00%	6/14/2023	3/31/2029	12,000	—	—	0.0%
Sabrosura Foods, LLC et al (~) (~~)	SF	5.60%	10.70%	10/18/2019	10/18/2024	4,587	4,560	4,529	0.5%
Sabrosura Foods, LLC et al (~)	SF	5.50%	10.77%	10/18/2019	10/18/2024	259	259	256	0.0%
Sabrosura Foods, LLC et al (Revolver)	SF	5.60%	10.70%	10/18/2019	10/18/2024	1,286	1,286	1,270	0.1%
						29,167	16,334	16,140	1.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Capital Equipment
Adept AG Holdings, LLC (~~~)	SF	6.40%	11.64%		8/11/2022	8/11/2027	6,451	$6,343	$6,144	0.6%
Adept AG Holdings, LLC (~) (<) (a)	SF	6.65%	11.89%		8/11/2022	8/11/2027	10,988	10,632	10,548	1.1%
Adept AG Holdings, LLC (~~~)	SF	6.40%	11.64%		8/11/2022	8/11/2027	1,617	1,617	1,540	0.2%
Adept AG Holdings, LLC (Revolver) (<) (*) (a)	SF	6.60%	11.70%		8/11/2022	8/11/2027	1,104	1,055	1,037	0.1%
Adept AG Holdings, LLC (Revolver)	SF	6.35%	11.45%		8/11/2022	8/11/2027	1,300	1,300	1,238	0.1%
CGI Automated Manufacturing, LLC (~)	SF	7.00%	12.22%		9/9/2022	12/17/2026	8,831	8,609	8,677	0.9%
CGI Automated Manufacturing, LLC (~)	SF	7.00%	12.22%		9/30/2022	12/17/2026	5,619	5,500	5,521	0.6%
CGI Automated Manufacturing, LLC (~)	SF	7.11%	12.22%		9/9/2022	12/17/2026	10,753	10,482	10,565	1.1%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.26%	11.50%		2/28/2020	11/28/2025	7,699	7,630	7,718	0.8%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.26%	11.36%		12/29/2021	11/28/2025	2,354	2,324	2,360	0.3%
MCP Shaw Acquisitionco, LLC (~~~)	SF	6.26%	11.50%		12/29/2021	11/28/2025	774	774	776	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.26%	11.50%		2/28/2020	11/28/2025	1,427	—	—	0.0%
Specialty Manufacturing Buyer, LLC (~~~~)	SF	6.76%	12.00%		6/30/2023	6/30/2028	16,000	15,600	15,600	1.7%
Specialty Manufacturing Buyer, LLC (Delayed Draw) (*) (**)	SF	6.76%	12.00%		6/30/2023	6/30/2028	6,004	—	—	0.0%
Specialty Manufacturing Buyer, LLC (Revolver) (*)	SF	6.76%	12.00%		6/30/2023	6/30/2028	3,002	—	—	0.0%
							83,923	71,866	71,724	7.6%
Chemicals, Plastics & Rubber
PHM Netherlands Midco B.V. (~) (<) (b)	L	4.50%	9.77%		4/4/2023	7/31/2026	758	740	705	0.1%
							758	740	705	0.1%
Construction & Building
MEI Buyer LLC (~~~~)	SF	6.50%	11.60%		6/30/2023	6/29/2029	25,608	24,840	24,840	2.6%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.60%		6/30/2023	6/29/2029	4,054	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.60%		6/30/2023	6/29/2029	5,253	—	—	0.0%
			12.91	% Cash/
Premier Roofing L.L.C. (~)	SF	8.65%	1.00	% PIK	8/31/2020	8/29/2025	3,074	3,046	3,041	0.3%
			12.91	% Cash/
Premier Roofing L.L.C. (Revolver) (*)	SF	8.65%	1.00	% PIK	8/31/2020	8/29/2025	1,207	969	959	0.1%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	10.72%		4/19/2021	4/17/2026	4,410	4,363	4,410	0.5%
TCFIII Owl Buyer LLC (~~~)	SF	5.50%	10.72%		4/19/2021	4/17/2026	5,385	5,385	5,385	0.6%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	10.72%		12/17/2021	4/17/2026	4,833	4,775	4,833	0.5%
							53,824	43,378	43,468	4.6%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.75%	10.94%		8/3/2021	8/3/2026	11,515	11,366	11,328	1.2%
Independence Buyer, Inc. (Revolver) (*)	SF	5.75%	10.94%		8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	L	6.75%	11.92%		8/4/2021	8/4/2026	5,212	5,143	4,925	0.6%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	11.93%		8/4/2021	8/4/2026	743	297	281	0.0%
Snap One Holdings Corp. (~) (<)	SF	4.65%	9.89%		4/3/2023	12/8/2028	6,059	5,694	5,807	0.6%
							26,493	22,500	22,341	2.4%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~) (~~~)	SF	6.36%	11.52%		5/18/2021	5/18/2026	13,755	13,582	13,617	1.4%
Arizona Natural Resources, LLC (~)	SF	6.36%	11.52%		12/15/2021	5/18/2026	2,525	2,490	2,500	0.3%
Arizona Natural Resources, LLC (~)	SF	6.36%	11.52%		8/12/2022	5/18/2026	6,850	6,741	6,781	0.7%
Arizona Natural Resources, LLC (~~)	SF	6.36%	11.52%		8/12/2022	5/18/2026	2,958	2,958	2,928	0.3%
Arizona Natural Resources, LLC (Revolver) (*)	SF	6.36%	11.52%		5/18/2021	5/18/2026	2,222	1,778	1,760	0.2%
PetIQ, LLC (~) (<)	SF	4.25%	9.46%		5/10/2023	4/13/2028	9,530	9,092	8,911	1.0%
			12.14	% Cash/
The Kyjen Company, LLC (~) (~~)	SF	7.75%	1.00	% PIK	5/14/2021	4/3/2026	2,963	2,945	2,929	0.3%
The Kyjen Company, LLC	SF	7.50%	12.65	% PIK	9/13/2022	4/3/2026	2	2	2	0.0%
			12.14	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC (~) (~~)	SF	7.26%	12.50%		12/18/2020	12/18/2026	4,865	4,819	4,829	0.5%
							45,985	44,407	44,257	4.7%
Containers, Packaging & Glass
B2B Industrial Products LLC (~) (~~~)	SF	6.85%	11.95%		12/6/2022	10/7/2026	9,950	9,734	9,910	1.1%
B2B Industrial Products LLC (~)	P	5.75%	14.00%		4/4/2023	10/7/2026	2,303	2,248	2,293	0.2%
Polychem Acquisition, LLC (~)	SF	5.11%	10.22%		4/8/2019	3/17/2025	1,915	1,913	1,915	0.2%
							14,168	13,895	14,118	1.5%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	L	4.75%	9.96%		3/18/2021	3/17/2028	2,237	2,229	2,198	0.2%
							2,237	2,229	2,198	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	SF	7.11%	12.27%		10/19/2020	10/20/2025	888	$839	$877	0.1%
Quest Resource Management Group, LLC (~~~)	SF	7.11%	12.27%		10/19/2020	10/20/2025	976	976	963	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	SF	7.11%	12.27%		12/7/2021	10/20/2025	3,469	3,425	3,410	0.3%
Quest Resource Management Group, LLC (~~)	SF	7.11%	12.27%		12/7/2021	10/20/2025	350	350	344	0.0%
Trilon Group, LLC (~~~)	SF	6.25%	11.45%		10/28/2022	5/25/2029	5,486	5,347	5,456	0.6%
Trilon Group, LLC (~) (~~)	SF	6.40%	11.64%		10/28/2022	5/25/2029	4,389	4,389	4,365	0.5%
Volt Bidco, Inc. (~~)	SF	7.00%	12.24%		8/11/2021	8/11/2027	9,059	8,920	9,059	1.0%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	7.00%	12.24	% PIK	8/11/2021	8/11/2027	1,614	1,472	1,472	0.1%
Volt Bidco, Inc. (Revolver) (*)	SF	7.00%	12.24%		8/11/2021	8/11/2027	956	—	—	0.0%
							27,187	25,718	25,946	2.7%
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	12.49%		10/19/2022	10/19/2028	10,000	9,774	10,000	1.1%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.49%		10/19/2022	10/19/2028	1,000	—	—	0.0%
Bench Walk Lead, LLC (<)	SF	9.50%	14.74%		6/9/2023	6/14/2027	29,600	29,306	29,304	3.1%
Bench Walk Lead, LLC (<)	SF	9.50%	14.74%		6/9/2023	6/14/2027	2,400	400	396	0.0%
			11.26	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	14,263	14,052	14,270	1.5%
			11.26	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	8/26/2022	9/30/2027	1,991	1,949	1,992	0.2%
			11.26	% Cash/
Exiger LLC (~~)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	4,266	4,266	4,268	0.5%
			11.26	% Cash/
Exiger LLC (Delayed Draw) (*) (**)	SF	8.10%	2.00	% PIK	8/26/2022	9/30/2027	7,001	2,073	2,074	0.2%
			11.16	% Cash/
Exiger LLC (Revolver) (*)	SF	8.00%	2.00	% PIK	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.75%	11.78%		8/19/2022	8/18/2028	13,000	12,774	13,000	1.4%
GC Champion Acquisition LLC (~)	SF	6.75%	11.78%		8/19/2022	8/18/2028	3,611	3,611	3,611	0.4%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%		4/29/2022	4/28/2028	7,600	—	—	0.0%
J2 BWA Funding LLC (Revolver) (<) (*)	n/a	n/a	10.00%		12/14/2020	12/24/2026	2,850	1,553	1,535	0.2%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	SF	8.25%	13.39%		6/8/2023	4/1/2026	31,524	31,770	31,524	3.3%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.85%	10.95%		12/28/2022	12/28/2028	2,985	2,916	2,965	0.3%
TEAM Public Choices, LLC (~)	SF	5.00%	10.41%		8/23/2022	12/17/2027	4,538	4,338	4,424	0.5%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	2,042	2,042	2,031	0.2%
W3 Monroe RE Debt LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00	% PIK	3/31/2023	2/4/2028	40	13	13	0.0%
YS WH4 LLC (Revolver) (<) (*)	SF	7.10%	12.25%		7/20/2022	11/20/2025	7,700	—	—	0.0%
							147,811	120,837	121,407	12.9%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	SF	6.15%	11.39%		9/23/2022	12/2/2026	9,941	9,690	9,737	1.0%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw) (*) (**)	SF	6.15%	11.39%		9/23/2022	12/2/2026	14,188	9,000	8,816	1.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	L	6.15%	11.39%		9/23/2022	12/2/2026	761	—	—	0.0%
							24,890	18,690	18,553	2.0%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	SF	14.57%	19.63	% PIK	7/15/2020	7/15/2024	1,000	997	997	0.1%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	6.76%	12.00%		4/26/2019	1/30/2026	1,915	1,907	1,178	0.1%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	7.11%	12.22%		9/1/2022	1/30/2026	4,143	3,945	2,589	0.3%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.42%		5/3/2022	4/30/2025	13,500	13,323	13,568	1.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.42%		5/3/2022	4/30/2025	1,380	1,380	1,387	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	13.33%		5/3/2022	4/30/2025	6,763	2,197	2,197	0.2%
InsideRE, LLC (~~) (~~~)	SF	5.50%	10.74%		12/22/2021	12/22/2027	7,390	7,275	7,464	0.8%
InsideRE, LLC (~)	SF	5.50%	10.74%		12/22/2021	12/22/2027	2,871	2,871	2,900	0.3%
InsideRE, LLC (Revolver) (*)	SF	5.50%	10.74%		12/22/2021	12/22/2027	965	64	64	0.0%
Lessen Inc.	SF	8.50%	13.74%		1/5/2023	1/5/2028	8,000	7,700	7,930	0.9%
							47,927	41,659	40,274	4.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc. (~)	SF	6.25%	11.50%		6/7/2023	6/7/2029	10,000	$9,752	$9,750	1.0%
Animal Dermatology Group, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.50%		6/7/2023	6/7/2029	3,750	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver) (*)	SF	6.25%	11.50%		6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC (~~)	SF	6.75%	11.90%		5/6/2021	5/6/2027	6,468	6,376	6,461	0.7%
Appriss Health, LLC (Revolver) (*)	L	6.75%	11.90%		5/6/2021	5/6/2027	433	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	L	6.50%	11.68%		2/12/2021	2/12/2026	2,805	2,766	2,802	0.3%
Caravel Autism Health, LLC (~)	SF	6.01%	10.90%		6/30/2021	6/30/2027	8,059	7,946	7,692	0.8%
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	6.01%	10.90%		6/30/2021	6/30/2027	5,998	2,239	2,137	0.2%
Caravel Autism Health, LLC (Revolver) (*)	SF	6.01%	10.90%		6/30/2021	6/30/2027	2,030	790	754	0.1%
Dorado Acquisition, Inc. (~) (~~)	SF	6.60%	11.76%		6/30/2021	6/30/2026	13,755	13,576	13,494	1.4%
Dorado Acquisition, Inc. (~) (~~~)	SF	6.65%	11.54%		11/27/2022	6/30/2026	11,400	11,157	11,183	1.2%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.76%		6/30/2021	6/30/2026	1,670	—	—	0.0%
Golden State Buyer, Inc. (~) (~~~)	SF	4.75%	9.95%		8/25/2022	6/19/2026	9,894	9,571	9,326	1.0%
HAH Group Holding Company LLC (~)	SF	5.00%	10.21%		5/19/2023	10/29/2027	2,890	2,817	2,818	0.3%
HAH Group Holding Company LLC (~) (d)	SF	5.00%	10.21%		5/19/2023	10/29/2027	764	743	747	0.1%
HAH Group Holding Company LLC (~)	SF	5.00%	10.21%		5/19/2023	10/29/2027	366	366	357	0.0%
			8.84	% Cash/
INH Buyer, Inc. (~)	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028	4,979	4,942	4,830	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (~)	SF	6.75%	11.79%		2/1/2023	2/1/2029	10,000	9,720	10,000	1.1%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	6.75%	11.80%		2/1/2023	2/1/2029	3,404	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	6.75%	11.80%		2/1/2023	2/1/2029	1,626	488	488	0.1%
LSCS Holdings, Inc. (~)	L	4.50%	9.69%		5/24/2023	12/15/2028	2,992	2,903	2,929	0.3%
MPH Acquisition Holdings LLC (~) (<)	L	4.25%	9.73%		9/20/2022	9/1/2028	3,535	3,341	3,169	0.3%
NationsBenefits, LLC (~)	SF	7.00%	12.26%		8/20/2021	8/26/2027	12,066	11,904	12,187	1.3%
NationsBenefits, LLC (~)	SF	7.00%	12.26%		8/26/2022	8/26/2027	14,379	14,379	14,523	1.5%
NationsBenefits, LLC	SF	7.00%	12.18%		8/26/2022	8/26/2027	15,570	15,570	15,726	1.7%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	12.26%		8/20/2021	8/26/2027	6,805	2,722	2,722	0.3%
NQ PE Project Colosseum Midco Inc. (~) (~~~)	SF	5.65%	10.89%		10/4/2022	10/4/2028	14,527	14,268	14,662	1.6%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	10.89%		10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	10.89%		10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~)	SF	5.85%	11.09%		12/14/2022	11/16/2028	9,975	9,748	10,047	1.1%
OIS Management Services, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.09%		12/14/2022	11/16/2028	3,843	1,396	1,407	0.1%
OIS Management Services, LLC (Revolver) (*)	SF	5.85%	11.09%		12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc. (~~)	SF	6.35%	11.45%		9/19/2019	12/15/2027	4,550	4,526	4,564	0.5%
QF Holdings, Inc. (~~)	SF	6.35%	11.45%		12/15/2021	12/15/2027	4,368	4,317	4,381	0.5%
QF Holdings, Inc. (~~)	SF	6.35%	11.45%		9/19/2019	12/15/2027	910	910	913	0.1%
QF Holdings, Inc. (~~)	SF	6.35%	11.45%		8/21/2020	12/15/2027	910	910	913	0.1%
QF Holdings, Inc. (Revolver) (*)	SF	6.25%	11.44%		9/19/2019	12/15/2027	1,092	291	291	0.0%
SCP Eye Care Holdco, LLC (~)	SF	5.75%	11.00%		10/7/2022	10/5/2029	9,208	8,955	8,840	0.9%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.95%		10/7/2022	10/5/2029	8,050	1,317	1,265	0.1%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.75%	10.93%		10/7/2022	10/5/2029	1,442	745	692	0.1%
Seran BioScience, LLC (~~) (~~~)	SF	6.75%	11.79%		12/31/2020	7/8/2027	1,955	1,934	1,940	0.2%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.75%	11.98%		7/8/2022	7/8/2027	2,214	1,592	1,580	0.2%
Seran BioScience, LLC (Revolver) (*)	SF	6.75%	11.79%		12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~) (~~)	L	5.75%	10.92%		12/30/2021	12/30/2026	3,753	3,697	3,527	0.4%
SIP Care Services, LLC (Delayed Draw) (*) (**)	L	5.75%	10.92%		12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	L	5.75%	10.92%		12/30/2021	12/30/2026	760	152	143	0.0%
Sound Inpatient Physicians, Inc. (~)	L	3.00%	8.27%		10/12/2022	6/27/2025	2,807	2,316	1,672	0.2%
TigerConnect, Inc. (~~)	SF	6.75%	11.79%		2/16/2022	2/16/2028	10,000	9,840	9,788	1.0%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.79%		2/16/2022	2/16/2028	750	275	270	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.75%	11.79%		2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (~~)	SF	6.85%	12.11%		8/28/2019	1/18/2028	5,000	4,974	4,998	0.5%
WebPT, Inc. (Revolver) (*)	P	5.75%	14.00%		8/28/2019	1/18/2028	521	149	149	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF	6.75%	11.95%		6/3/2022	6/2/2028	21,000	20,628	20,706	2.2%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.95%		6/3/2022	6/2/2028	6,563	262	259	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	6.75%	11.95%		6/3/2022	6/2/2028	2,625	2,625	2,588	0.3%
							286,009	229,895	229,690	24.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Acquia Inc. (~~)	SF	7.00%	12.34%		11/1/2019	10/31/2025	15,429	$15,262	$15,429	1.6%
Acquia Inc. (Revolver) (*)	SF	7.25%	12.59%		11/1/2019	10/31/2025	588	459	459	0.0%
			14.50	% Cash/
Amelia Holding II, LLC (~)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	10,053	9,779	10,015	1.1%
			14.50	% Cash/
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	3,333	—	—	0.0%
			14.50	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
			8.95	% Cash/
Arcstor Midco, LLC (~) (~~) (***)	SF	7.60%	3.75	% PIK	3/16/2021	3/16/2027	12,190	11,950	9,156	1.0%
BTRS Holdings Inc. (~)	SF	8.00%	13.22%		12/16/2022	12/15/2028	10,000	9,720	10,000	1.1%
BTRS Holdings Inc. (Delayed Draw) (*) (**)	SF	8.00%	13.22%		12/16/2022	12/15/2028	845	203	203	0.0%
BTRS Holdings Inc. (Revolver) (*)	SF	7.25%	12.36%		12/16/2022	12/15/2028	1,067	373	373	0.0%
Drawbridge Partners, LLC (~~)	SF	7.00%	12.24%		9/1/2022	9/1/2028	15,000	14,735	14,865	1.6%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.24%		9/1/2022	9/1/2028	1,649	1,453	1,439	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	12.24%		9/1/2022	9/1/2028	2,609	—	—	0.0%
Fueled Digital Media, LLC (~~~)	SF	6.11%	11.27%		11/1/2022	11/1/2027	5,738	5,612	5,767	0.6%
Fueled Digital Media, LLC (Delayed Draw) (*) (**)	SF	6.11%	11.27%		11/1/2022	11/1/2027	504	—	—	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	11.27%		11/1/2022	11/1/2027	807	—	—	0.0%
Matrix Parent, Inc. (~) (~~~)	SF	5.00%	10.39%		11/2/2022	3/1/2029	2,481	2,274	1,681	0.2%
Medallia, Inc. (~~)	L	6.50%	11.69	% PIK	8/15/2022	10/27/2028	11,595	11,401	11,618	1.2%
Mindbody, Inc. (~~)	L	7.00%	12.19%		2/15/2019	2/14/2025	1,867	1,856	1,867	0.2%
Mindbody, Inc. (~~)	L	7.00%	12.19%		9/22/2021	2/14/2025	7,387	7,387	7,383	0.8%
Mindbody, Inc. (Revolver) (*)	L	7.00%	12.19%		2/15/2019	2/14/2025	190	—	—	0.0%
Oranje Holdco, Inc. (~)	SF	7.75%	12.79%		2/1/2023	2/1/2029	14,000	13,675	14,000	1.5%
Oranje Holdco, Inc. (Revolver) (*)	SF	7.75%	12.79%		2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC (~)	SF	8.25%	13.14%		12/13/2022	12/16/2027	5,654	5,504	5,654	0.6%
Optomi, LLC (~) (~~)	SF	5.50%	10.39%		12/16/2021	12/16/2027	13,331	13,126	12,948	1.4%
Optomi, LLC (Revolver) (*)	SF	5.50%	10.39%		12/16/2021	12/16/2027	3,189	638	619	0.1%
Securly, Inc. (~~)	L	7.00%	12.27%		4/20/2022	4/22/2027	3,702	3,643	3,675	0.4%
Securly, Inc. (~~)	SF	7.10%	12.35%		4/22/2021	4/22/2027	8,400	8,284	8,337	0.9%
Securly, Inc. (~~)	L	7.00%	12.48%		4/22/2021	4/22/2027	1,938	1,938	1,924	0.2%
Securly, Inc. (Delayed Draw) (*) (**)	L	7.00%	12.48%		4/20/2022	4/22/2027	2,585	1,984	1,969	0.2%
Securly, Inc. (Revolver)	L	7.00%	12.48%		4/22/2021	4/22/2027	969	969	962	0.1%
Sparq Holdings, Inc. (~~)	SF	6.25%	11.52%		6/16/2023	6/15/2029	2,000	1,940	1,940	0.2%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.52%		6/16/2023	6/15/2029	444	—	—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.52%		6/16/2023	6/15/2029	409	—	—	0.0%
Transact Holdings Inc. (~)	L	4.25%	9.44%		4/18/2019	4/30/2026	714	708	714	0.1%
Unanet, Inc. (~) (~~)	SF	6.25%	10.97%		12/9/2022	12/8/2028	22,000	21,594	22,000	2.3%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.25%	10.97%		12/9/2022	12/8/2028	6,947	—	—	0.0%
Unanet, Inc. (Revolver) (*)	SF	6.25%	10.97%		12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	10.49%		8/17/2022	6/29/2029	20,995	19,729	20,099	2.1%
							215,342	186,196	185,096	19.7%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~) (~~) (~~~)	SF	5.60%	10.76%		11/24/2021	11/24/2026	17,775	17,523	17,571	1.9%
95 Percent Buyer, LLC (Revolver) (*)	SF	5.60%	10.76%		11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	5.85%	11.01%		10/21/2022	10/20/2028	4,988	4,875	4,988	0.5%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	5.85%	11.01%		10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	5.75%	10.91%		10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~) (~~)	SF	5.60%	10.84%		10/11/2022	7/1/2027	29,438	28,800	29,438	3.1%
Destination Media, Inc. (~~~~)	SF	7.25%	12.54%		6/21/2023	6/21/2028	6,500	6,273	6,273	0.7%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.25%	12.54%		6/21/2023	6/21/2028	3,250	—	—	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.25%	12.54%		6/21/2023	6/21/2028	670	—	—	0.0%
Madison Logic Holdings, Inc. (~)	SF	7.00%	12.24%		12/30/2022	12/29/2028	13,965	13,574	14,035	1.5%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	12.24%		12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.46%		10/30/2020	10/30/2025	2,438	2,412	2,379	0.2%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.46%		3/12/2021	10/30/2025	706	706	689	0.1%
North Haven USHC Acquisition, Inc. (~)	SF	6.50%	11.69%		9/3/2021	10/30/2025	1,427	1,427	1,392	0.1%
North Haven USHC Acquisition, Inc. (~)	SF	6.25%	11.44%		7/29/2022	10/30/2025	2,579	2,550	2,505	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.69%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.67%		10/30/2020	10/30/2025	416	312	305	0.0%
			12.64	% Cash/
NTM Acquisition Corp. (~~~)	SF	8.40%	1.00	% PIK	4/18/2019	6/7/2024	4,280	4,280	4,109	0.4%
Really Great Reading Company, Inc. (~)	SF	6.00%	10.89%		12/9/2022	12/8/2028	11,970	11,692	11,910	1.3%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.89%		12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	6.00%	10.89%		12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~) (~~)	SF	6.00%	11.26%		11/20/2020	11/20/2025	1,955	1,935	1,932	0.2%
Relevate Health Group, LLC (~) (~~~)	SF	6.00%	11.26%		3/28/2022	11/20/2025	5,210	5,139	5,148	0.5%
Relevate Health Group, LLC (~~~)	SF	6.00%	11.26%		11/20/2020	11/20/2025	875	875	864	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	6.00%	11.26%		11/20/2020	11/20/2025	789	—	—	0.0%
Renaissance Holding Corp. (~)	SF	4.75%	9.99%		3/16/2023	4/5/2030	7,500	7,279	7,422	0.8%
Spherix Global Inc. (~) (~~)	SF	6.36%	11.52%		12/22/2021	12/22/2026	4,444	4,388	4,305	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.52%		12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~~) (~~~)	SF	6.00%	11.22%		1/28/2020	1/28/2025	6,001	5,948	6,001	0.6%
XanEdu Publishing, Inc. (~~~)	SF	6.00%	11.22%		8/31/2022	1/28/2025	2,385	2,344	2,388	0.3%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.00%	11.22%		1/28/2020	1/28/2025	977	—	—	0.0%
							141,411	122,332	123,654	13.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			5.25	% Cash/
Vice Group Holding Inc.	SF	12.00%	12.00	% PIK	5/17/2023	11/17/2023	66	$66	$66	0.0%
			5.25	% Cash/
Vice Group Holding Inc.	SF	12.00%	12.00	% PIK	5/30/2023	11/17/2023	300	300	300	0.0%
							366	366	366	0.0%
Media: Diversified & Production
Bonterra LLC (~~)	L	6.25%	11.79%		9/8/2021	9/8/2027	19,030	18,829	18,649	2.0%
Bonterra LLC (Delayed Draw) (*) (**)	L	6.25%	11.79%		9/8/2021	9/8/2027	1,284	—	—	0.0%
Bonterra LLC (Revolver) (*)	L	6.25%	11.79%		9/8/2021	9/8/2027	1,814	1,785	1,749	0.2%
Chess.com, LLC (~~) (~~~)	SF	6.60%	12.14%		12/31/2021	12/31/2027	12,838	12,638	12,677	1.4%
Chess.com, LLC (Revolver) (*)	SF	6.50%	12.04%		12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.51%		2/28/2019	2/28/2025	1,000	997	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.51%		2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.37%		9/27/2022	2/28/2025	318	314	318	0.0%
Crownpeak Technology, Inc. (~)	SF	7.25%	12.51%		9/27/2022	2/28/2025	833	833	833	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	12.51%		2/28/2019	2/28/2025	125	—	—	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~)	L	5.50%	10.80%		11/28/2022	12/20/2024	2,480	2,294	1,778	0.2%
Sports Operating Holdings II, LLC (~)	SF	5.85%	10.95%		11/3/2022	11/3/2027	4,963	4,853	4,987	0.5%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.95%		11/3/2022	11/3/2027	3,999	404	406	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.05%		11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF	6.75%	12.06%		8/26/2019	8/31/2023	1,964	1,956	1,954	0.2%
Streamland Media MidCo LLC (~)	SF	6.75%	12.06%		3/7/2022	8/31/2023	532	525	529	0.1%
							53,473	45,443	44,895	4.8%
Retail
Carrols Restaurant Group Inc. (~)	SF	3.35%	8.45%		3/30/2023	4/30/2026	987	922	954	0.1%
							987	922	954	0.1%
Services: Business
Aduro Advisors, LLC (~)	SF	6.35%	11.45%		5/26/2023	5/26/2028	8,500	8,290	8,288	0.9%
Aduro Advisors, LLC (Revolver)	SF	6.35%	11.45%		5/26/2023	5/26/2028	944	944	921	0.1%
Aduro Advisors, LLC (Revolver)	SF	6.35%	11.45%		5/26/2023	5/26/2028	1,889	1,889	1,875	0.2%
Aperture Companies, LLC (~~) (~~~)	L	6.25%	11.42%		12/31/2021	12/31/2026	14,812	14,597	14,201	1.5%
Aperture Companies, LLC (~~)	L	6.25%	11.42%		12/31/2021	12/31/2026	4,304	4,304	4,127	0.5%
Aperture Companies, LLC (Revolver) (*)	L	6.25%	11.42%		12/31/2021	12/31/2026	1,347	—	—	0.0%
			8.49	% Cash/
Aras Corporation (~)	L	6.50%	3.25	% PIK	4/13/2021	4/13/2027	4,758	4,703	4,770	0.5%
Aras Corporation (Revolver) (*)	L	6.50%	11.74%		4/13/2021	4/13/2027	325	217	217	0.0%
Argano, LLC (~)	SF	6.60%	11.76%		4/18/2023	4/14/2025	1,203	1,186	1,207	0.1%
Argano, LLC (~~) (~~~)	SF	5.50%	10.76%		6/10/2021	6/10/2026	8,941	8,828	8,740	0.9%
Argano, LLC (~) (~~~)	SF	5.50%	10.76%		6/10/2021	6/10/2026	3,959	3,959	3,870	0.4%
Argano, LLC (~)	SF	5.50%	10.76%		10/7/2022	6/10/2026	688	671	672	0.1%
Argano, LLC (~)	SF	5.50%	10.76%		3/16/2022	6/10/2026	4,733	4,733	4,627	0.5%
Argano, LLC (Revolver)	SF	5.50%	10.76%		6/10/2021	6/10/2026	965	965	943	0.1%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	SF	6.85%	12.09%		9/21/2021	9/21/2027	16,535	16,303	16,432	1.7%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	SF	6.85%	12.09%		9/21/2021	9/21/2027	1,291	1,291	1,283	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (<) (*) (**) (b)	SF	6.85%	12.09%		5/4/2023	9/21/2027	2,063	537	533	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (b)	SF	6.85%	12.09%		9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~)	SF	6.10%	11.20%		12/8/2022	12/8/2027	12,935	12,616	13,064	1.4%
Edustaff, LLC (Revolver) (*)	SF	6.10%	11.20%		12/8/2022	12/8/2027	2,364	—	—	0.0%
FusionSite MidCo LLC (~)	SF	5.50%	10.54%		10/4/2022	10/4/2027	16,018	15,739	16,050	1.7%
FusionSite MidCo LLC (Delayed Draw) (*) (**)	SF	5.65%	10.88%		10/4/2022	10/4/2027	7,563	4,836	4,845	0.5%
FusionSite MidCo LLC (Revolver) (*)	SF	5.65%	10.88%		10/4/2022	10/4/2027	1,326	—	—	0.0%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	11.95%		7/9/2019	7/9/2025	3,920	3,889	3,900	0.4%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	11.95%		10/6/2021	7/9/2025	4,258	4,258	4,237	0.5%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	11.95%		7/9/2019	7/9/2025	325	223	222	0.0%
iCIMS, Inc. (~~)	SF	7.25%	12.38%		10/24/2022	8/18/2028	8,000	7,874	8,000	0.9%
Kingsley Gate Partners, LLC (~)	SF	6.15%	11.04%		12/9/2022	12/11/2028	2,993	2,938	2,982	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.15%	11.11%		12/9/2022	12/11/2028	3,600	960	957	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.15%	11.11%		12/9/2022	12/11/2028	3,000	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.15%	11.11%		12/9/2022	12/11/2028	1,200	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	5.75%	11.02%		9/30/2022	8/4/2028	6,965	6,842	6,965	0.7%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	5.75%	11.02%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	5.75%	11.02%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	5.75%	11.02%		9/30/2022	8/4/2028	933	—	—	0.0%
Prototek LLC (~~~)	SF	7.10%	12.26%		12/8/2022	12/8/2027	7,980	7,763	7,880	0.8%
Prototek LLC (Delayed Draw) (*) (**)	SF	7.10%	12.26%		12/8/2022	12/8/2027	2,457	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	7.10%	12.26%		12/8/2022	12/8/2027	1,843	—	—	0.0%
Relativity ODA LLC (~)	SF	6.60%	11.70	% PIK	5/12/2021	5/12/2027	5,267	5,182	5,267	0.6%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.70	% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	11.41%		7/2/2021	7/2/2027	4,148	4,087	4,129	0.5%
Sundance Group Holdings, Inc. (~)	SF	6.25%	11.61%		11/30/2022	7/2/2027	166	161	165	0.0%
Sundance Group Holdings, Inc. (~)	SF	6.25%	11.44%		7/2/2021	7/2/2027	1,244	1,244	1,239	0.1%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.35%	11.44%		7/2/2021	7/2/2027	498	116	116	0.0%
Teneo Holdings LLC (~)	SF	5.35%	10.45%		5/25/2023	7/11/2025	2,992	2,992	2,996	0.3%
The GEO Group, Inc. (~) (<)	SF	7.13%	12.23%		4/5/2023	3/23/2027	9,974	10,148	10,161	1.1%
Thryv, Inc. (~) (<)	L	8.50%	13.69%		9/7/2022	2/27/2026	8,031	7,964	7,973	0.9%
Verdantas LLC (~)	SF	7.60%	12.77%		2/28/2023	7/1/2025	3,990	3,885	3,982	0.4%
Verdantas LLC (Delayed Draw) (*) (**)	SF	7.60%	12.77%		2/28/2023	7/1/2025	2,000	—	—	0.0%
Vhagar Purchaser, LLC (~~~~)	SF	7.00%	12.24%		6/9/2023	6/8/2029	10,000	9,703	9,700	1.0%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.24%		6/9/2023	6/8/2029	2,222	—	—	0.0%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.24%		6/9/2023	6/8/2029	1,111	—	—	0.0%
							223,763	186,837	187,536	19.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Clydesdale Holdings, LLC (~) (~~~)	SF	5.65%	10.89%		6/24/2022	6/23/2028	14,888	$14,633	$14,917	1.6%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.65%	10.89%		6/24/2022	6/23/2028	21,144	17,319	17,354	1.9%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.65%	10.89%		6/24/2022	6/23/2028	4,523	2,563	2,563	0.3%
Denali Midco 2, LLC	SF	6.50%	11.70%		9/13/2022	12/22/2027	12,406	12,079	12,388	1.3%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.70%		9/13/2022	12/22/2027	12,480	5,314	5,306	0.6%
Express Wash Acquisition Company, LLC (~)	SF	6.50%	11.65%		7/14/2022	7/14/2028	11,471	11,415	11,471	1.2%
Express Wash Acquisition Company, LLC	SF	6.50%	11.65%		7/14/2022	7/14/2028	2,149	2,149	2,149	0.2%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	11.65%		7/14/2022	7/14/2028	536	295	295	0.0%
Light Wave Dental Management, LLC (~~~~)	SF	7.00%	12.10%		6/30/2023	1/2/2024	27,500	26,675	26,675	2.8%
Light Wave Dental Management, LLC (Revolver) (*)	SF	7.00%	12.10%		6/30/2023	1/2/2024	3,802	856	830	0.1%
Pacific Bells, LLC (~~~)	SF	4.50%	10.00%		11/2/2022	11/10/2028	2,923	2,752	2,870	0.3%
Viad Corp (~) (<)	SF	5.11%	10.22%		9/12/2022	7/28/2028	4,949	4,849	4,826	0.5%
							118,771	100,899	101,644	10.8%
Telecommunications
American Broadband and Telecommunications			18.25	% Cash/
Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	3,065	2,792	2,873	0.3%
American Broadband and Telecommunications			18.25	% Cash/
Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,000	245	244	0.0%
Calabrio, Inc. (~~)	SF	7.13%	12.23%		4/16/2021	4/16/2027	8,000	7,862	7,960	0.8%
Calabrio, Inc. (Revolver) (*)	SF	7.00%	12.15%		4/16/2021	4/16/2027	963	551	548	0.1%
DataOnline Corp. (~) (~~)	SF	5.50%	10.98%		11/13/2019	11/13/2025	6,273	6,214	6,205	0.7%
DataOnline Corp. (Revolver)	SF	5.65%	10.89%		11/13/2019	11/13/2025	844	844	844	0.1%
EOS Finco S.A.R.L. (~~~) (<) (b)	SF	6.00%	10.91%		8/3/2022	8/20/2027	1,242	1,150	1,235	0.1%
Patagonia Holdco LLC (~) (<) (b)	SF	5.75%	10.79%		8/5/2022	8/1/2029	14,888	12,425	12,729	1.4%
Sandvine Corporation (~)	L	4.50%	9.69%		3/8/2021	10/31/2025	1,143	1,143	1,083	0.1%
							37,418	33,226	33,721	3.6%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc. (~)	SF	4.75%	9.93%		5/26/2023	4/26/2028	6,316	6,051	6,136	0.7%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.25%	11.38%		12/16/2020	12/16/2025	8,307	8,537	8,377	0.9%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.25%	11.38%		12/16/2020	12/16/2025	1,054	1,101	1,062	0.1%
Fiasco Enterprises, LLC (~~~)	SF	5.61%	10.77%		5/6/2022	5/6/2027	6,948	6,849	6,895	0.7%
Fiasco Enterprises, LLC (~)	SF	6.61%	11.77%		12/15/2022	5/6/2027	8,379	8,155	8,341	0.9%
Fiasco Enterprises, LLC (Revolver) (*)	SF	6.61%	11.77%		5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~) (~~~)	SF	5.00%	10.26%		11/17/2022	11/15/2029	21,832	21,328	21,843	2.3%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.00%	10.26%		11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.00%	10.26%		11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc. (~) (~~)	SF	6.50%	11.74%		11/1/2022	11/1/2028	16,960	16,490	16,952	1.8%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.74%		11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	11.74%		11/1/2022	11/1/2028	2,273	429	429	0.0%
RS Acquisition, LLC (~~) (~~~)	SF	6.10%	11.26%		12/13/2021	12/14/2026	10,863	10,706	10,695	1.1%
RS Acquisition, LLC (~)	SF	6.10%	11.26%		12/13/2021	12/14/2026	10,031	10,031	9,877	1.0%
RS Acquisition, LLC (Revolver) (*)	SF	6.10%	11.26%		12/13/2021	12/14/2026	1,264	379	379	0.0%
							110,316	90,056	90,986	9.5%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.63%	10.51%		10/6/2022	10/3/2028		23,747	$23,219	$23,493	2.4%
IF & P Holdings Company, LLC (~)	SF	6.00%	11.23%		5/25/2023	10/3/2028		6,667	6,469	6,693	0.7%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.63%	10.85%		10/6/2022	10/3/2028		2,800	1,456	1,456	0.2%
S&S Holdings LLC (~)	SF	5.10%	10.09%		3/10/2021	3/10/2028		2,933	2,867	2,573	0.3%
								36,147	34,011	34,215	3.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans								1,794,521	1,513,095	1,516,118	160.6%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	SF	7.61%	12.77%		9/8/2021	9/8/2026		13,198	13,020	13,033	1.4%
								13,198	13,020	13,033	1.4%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (Delayed			9.00	% Cash/
Draw) (<) (*) (**) (b)	n/a	n/a	4.75	% PIK	10/14/2022	10/14/2026		25,488	16,364	16,321	1.7%
								25,488	16,364	16,321	1.7%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.75%	10.77%		4/19/2022	4/19/2028		23,324	22,936	21,889	2.3%
								23,324	22,936	21,889	2.3%
Environmental Industries
StormTrap, LLC (~~~)	SF	5.00%	10.26%		3/25/2022	3/24/2028		7,345	7,235	7,345	0.8%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.00%	10.26%		3/25/2022	3/24/2028		2,222	—	—	0.0%
								9,567	7,235	7,345	0.8%
Healthcare & Pharmaceuticals
			10.58	% Cash/
Evolve Biologics Inc. (~) (<)	SF	16.00%	10.58	% PIK	12/20/2022	12/18/2026		18,093	17,774	18,003	1.9%
			10.58	% Cash/
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	16.00%	10.58	% PIK	12/20/2022	12/18/2026		19,410	—	—	0.0%
								37,503	17,774	18,003	1.9%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.27%		12/3/2021	12/3/2026		9,381	9,264	9,291	1.0%
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.27%		12/27/2021	12/3/2026		7,922	7,922	7,846	0.8%
								17,303	17,186	17,137	1.8%
Services: Business
ASG II, LLC (~)	SF	6.40%	11.45%		5/25/2022	5/25/2028		15,000	14,742	15,000	1.6%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.45%		5/25/2022	5/25/2028		2,250	873	873	0.1%
Onit, Inc. (~)	SF	7.50%	12.84%		12/20/2021	5/2/2025		16,800	16,628	16,779	1.8%
								34,050	32,243	32,652	3.5%
Telecommunications
VB E1, LLC (~)	L	7.65%	13.19%		11/18/2020	11/18/2026		3,000	3,000	3,019	0.3%
								3,000	3,000	3,019	0.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								163,433	129,758	129,399	13.7%

Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.25%	14.75%		3/25/2022	3/24/2026		18,750	18,608	18,774	2.0%
MoneyLion, Inc. (~) (<)	P	5.75%	14.00%		8/27/2021	10/16/2023		1,875	1,864	1,877	0.2%
								20,625	20,472	20,651	2.2%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024		1,788	1,772	1,788	0.2%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026		9,449	9,449	9,439	1.0%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	4.00	% PIK	5/16/2023	7/2/2026		1,646	431	430	0.1%
								12,883	11,652	11,657	1.3%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	n/a	n/a	n/a	(###)	5/2/2019	n/a	(i)	1,233	1,233	854	0.1%
Vice Group Holding Inc.	n/a	n/a	n/a	(###)	5/2/2019	n/a	(i)	388	388	269	0.0%
Vice Group Holding Inc.	n/a	n/a	n/a	(###)	5/2/2019	n/a	(i)	147	147	102	0.0%
Vice Group Holding Inc.	n/a	n/a	n/a	(###)	11/4/2019	n/a	(i)	237	237	164	0.0%
Vice Group Holding Inc.	n/a	n/a	n/a	(###)	1/27/2023	n/a	(i)	370	370	256	0.0%
								2,375	2,375	1,645	0.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								35,883	34,499	33,953	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	—	(###)	4/1/2021	—	—	$693	$141	0.0%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	—	(###)	8/2/2021	—	—	159	131	0.0%
								852	272	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	—	(###)	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	—	(###)	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	—	—	—	(###)	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	—	—	—	(###)	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	—	—	—	(###)	3/17/2023	—	—	8	—	0.0%
								189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	—	(###)	8/11/2022	—	—	650	307	0.0%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	—	(###)	2/28/2020	—	—	95	311	0.0%
								745	618	0.0%
Construction & Building
MEI Buyer LLC (1,982 units)	—	—	—	(###)	6/29/2023	—	—	1,982	1,982	0.2%
								1,982	1,982	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	—	(###)	8/3/2021	—	—	169	165	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	(###)	4/19/2022	—	—	1,566	852	0.1%
								1,735	1,017	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	—	(###)	1/11/2020	—	—	748	492	0.1%
								748	492	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2020	3/19/2028	—	67	211	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2021	3/19/2028	—	—	148	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00	% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	—	(###)	3/25/2022	—	—	—	161	0.0%
Volt Bidco, Inc. (878 shares of common stock)	—	—	—	(###)	8/11/2021	—	—	891	1,205	0.1%
								1,598	2,365	0.2%
FIRE: Finance
Bench Walk Lead, LLC (3.2% of the equity) (<) (####)	—	—	—	(###)	6/12/2023	—	—	1,600	1,600	0.2%
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	—	(###)	12/24/2020	—	—	—	22	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (e)	—	—	—	(###)	4/29/2022	—	—	—	—	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 1.2% of the equity) (<) (####) (e)	—	—	—	(###)	4/29/2022	—	—	422	422	0.0%
								2,022	2,044	0.2%
FIRE: Real Estate
InsideRE, LLC (284,853 Class A common units) (####)	—	—	—	(###)	9/9/2019	—	—	420	667	0.1%
Lessen Inc. (128,737 preferred units)	—	—	—	(###)	1/5/2023	—	—	1,667	1,835	0.2%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<) (####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	3	2,325	0.2%
								2,090	4,827	0.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	726	688	0.1%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	—	(###)	6/30/2021	—	—	578	584	0.1%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	—	(###)	6/30/2021	—	—	—	853	0.1%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	—	(###)	12/20/2022	12/20/2032	—	—	182	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.3% of the equity)	—	—	—	(###)	1/31/2023	—	—	981	1,089	0.1%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	2,393	2,178	0.2%
NationsBenefits, LLC (326,667 common units) (####)	—	—	—	(###)	8/20/2021	—	—	468	—	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	—	(###)	10/4/2022	—	—	1,365	1,519	0.2%
Seran BioScience, LLC (26,666 common units) (####)	—	—	—	(###)	12/31/2020	—	—	267	587	0.1%
								6,778	7,680	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(###)	12/21/2022	12/21/2032	—	$—	$142	0.0%
ClearlyRated Capital, LLC (5,500,000 Class A units) (####)	—	—	—	(###)	6/1/2023	—	—	5,500	5,500	0.6%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	—	(###)	9/1/2022	—	—	652	615	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	—	(###)	12/16/2021	—	—	278	429	0.0%
Recorded Future, Inc. (40,243 Class A units) (f)	—	—	—	(###)	7/3/2019	—	—	40	134	0.0%
Sparq Holdings, Inc. (600,000 common units)	—	—	—	(###)	6/15/2023	—	—	600	600	0.1%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	—	(###)	12/5/2022	—	—	1,622	1,965	0.2%
								8,692	9,385	1.0%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	—	(###)	12/31/2020	—	—	95	62	0.0%
								95	62	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00	% PIK	11/24/2021	—	—	385	469	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	—	(###)	10/21/2022	—	—	568	568	0.1%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00	% PIK	12/27/2021	—	—	417	358	0.0%
New Engen, Inc. (5,067 Class B common units)	—	—	—	(###)	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	—	(###)	12/9/2022	—	—	369	375	0.1%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	96	87	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	—	(###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	—	(###)	12/22/2021	—	—	333	220	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	65	284	0.0%
								2,238	2,361	0.3%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	—	(###)	12/31/2021	—	—	189	107	0.0%
								189	107	0.0%
Services: Business
Argano, LLC (62,574 common units) (####)	—	—	—	(###)	6/10/2021	—	—	317	626	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (b)	—	—	—	(###)	9/21/2021	—	—	723	745	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	—	(###)	12/8/2022	—	—	591	735	0.1%
Skillsoft Corp. (26,168 Class A shares) (~) (<) (g)	—	—	—	(###)	6/11/2021	—	—	508	32	0.0%
								2,139	2,138	0.2%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	140	119	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (h)	—	—	—	(###)	1/4/2021	—	—	196	230	0.0%
Light Wave Dental Management, LLC (300,218 Class A units) (####)	—	—	—	(###)	6/30/2023	—	—	3,002	3,002	0.4%
								3,338	3,351	0.4%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	—	(###)	6/10/2022	6/10/2032	—	84	108	0.0%
								84	108	0.0%
Transportation: Cargo
RS Acquisition, LLC (838,077 common units) (####)	—	—	—	(###)	1/12/2022	—	—	1,439	1,370	0.1%
								1,439	1,370	0.1%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	—	—	—	(###)	10/3/2022	—	—	—	1,610	0.2%
IF & P Holdings Company, LLC (1,500 Class B common units)	—	—	—	(###)	10/3/2022	—	—	1,500	164	0.0%
								1,500	1,774	0.2%
Total Non-Controlled/Non-Affiliate Equity Securities								39,656	41,953	4.4%
Total Non-Controlled/Non-Affiliate Company Investments								$1,717,008	$1,721,423	182.3%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	L	7.00%	12.17%		8/11/2021	8/9/2024	4,875	$4,785	$4,761	0.5%
							4,875	4,785	4,761	0.5%
Services: Business
Nastel Technologies, LLC (~~)	SF	6.61%	11.77%		9/21/2022	9/21/2027	3,500	3,438	3,500	0.4%
Nastel Technologies, LLC (Revolver) (*)	SF	6.61%	11.77%		9/21/2022	9/21/2027	368	—	—	0.0%
							3,868	3,438	3,500	0.4%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	7.61%	12.72%		7/29/2022	7/29/2027	5,076	4,989	5,057	0.5%
SheerTrans Solutions, LLC (Revolver) (*)	SF	7.61%	12.72%		7/29/2022	7/29/2027	1,465	—	—	0.0%
							6,541	4,989	5,057	0.5%
Total Non-Controlled/Affiliate Senior Secured Loans							15,284	13,212	13,318	1.4%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	5,850	0.6%
SFR Holdco, LLC (<)	n/a	n/a	8.00%		3/1/2022	7/28/2028	4,388	4,387	4,387	0.5%
							10,238	10,237	10,237	1.1%
Total Non-Controlled/Affiliate Junior Secured Loans							10,238	10,237	10,237	1.1%

Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	—	(###)	8/6/2021	—	—	3,900	3,900	0.4%
SFR Holdco, LLC (10.5% of equity commitments) (<)	—	—	—	(###)	3/1/2022	—	—	2,925	2,925	0.3%
								6,825	6,825	0.7%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	—	(###)	9/21/2022	—	—	3,408	4,328	0.5%
								3,408	4,328	0.5%
Transportation: Cargo
SheerTrans Solutions, LLC (8,642,579 preferred interests) (####)	—	—	—	(###)	7/29/2022	—	—	8,643	8,643	0.9%
								8,643	8,643	0.9%
Total Non-Controlled/Affiliate Equity Securities								18,876	19,796	2.1%
Total Non-Controlled/Affiliate Company Investments								$42,325	$43,351	4.6%

TOTAL INVESTMENTS								$1,759,333	$1,764,774	186.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contract

	Notional Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$316	CAD	428	Bannockburn Global Forex, LLC	7/5/2023	(7)
Foreign currency forward contract	$90	CAD	124	Bannockburn Global Forex, LLC	7/19/2023	(4)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	8/17/2023	(3)
Foreign currency forward contract	$87	CAD	120	Bannockburn Global Forex, LLC	9/19/2023	(4)
Foreign currency forward contract	$318	CAD	431	Bannockburn Global Forex, LLC	10/3/2023	(8)
Foreign currency forward contract	$84	CAD	116	Bannockburn Global Forex, LLC	10/19/2023	(4)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	11/17/2023	(3)
Foreign currency forward contract	$77	CAD	106	Bannockburn Global Forex, LLC	12/19/2023	(3)
Foreign currency forward contract	$316	CAD	429	Bannockburn Global Forex, LLC	1/4/2024	(7)
Foreign currency forward contract	$104	CAD	143	Bannockburn Global Forex, LLC	1/17/2024	(4)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	2/19/2024	(3)
Foreign currency forward contract	$76	CAD	105	Bannockburn Global Forex, LLC	3/19/2024	(3)
Foreign currency forward contract	$313	CAD	424	Bannockburn Global Forex, LLC	4/3/2024	(7)
Foreign currency forward contract	$103	CAD	143	Bannockburn Global Forex, LLC	4/17/2024	(4)
Foreign currency forward contract	$78	CAD	108	Bannockburn Global Forex, LLC	5/17/2024	(3)
Foreign currency forward contract	$86	CAD	118	Bannockburn Global Forex, LLC	6/19/2024	(4)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	(7)
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(4)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(3)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(4)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	(7)
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(4)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(3)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(3)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	(7)
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(4)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(4)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(3)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	(255)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(4)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(3)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(3)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(4)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(3)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(3)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(4)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(3)
Foreign currency forward contract	$8,874	CAD	12,243	Bannockburn Global Forex, LLC	12/18/2025	(372)
Foreign currency forward contract	$267	AUD	403	Bannockburn Global Forex, LLC	7/18/2023	(2)
Foreign currency forward contract	$361	AUD	546	Bannockburn Global Forex, LLC	8/16/2023	(3)
Foreign currency forward contract	$363	AUD	549	Bannockburn Global Forex, LLC	9/18/2023	(3)
Foreign currency forward contract	$350	AUD	530	Bannockburn Global Forex, LLC	10/18/2023	(3)
Foreign currency forward contract	$361	AUD	546	Bannockburn Global Forex, LLC	11/16/2023	(3)
Foreign currency forward contract	$345	AUD	523	Bannockburn Global Forex, LLC	12/18/2023	(3)
Foreign currency forward contract	$353	AUD	536	Bannockburn Global Forex, LLC	1/17/2024	(4)
Foreign currency forward contract	$351	AUD	533	Bannockburn Global Forex, LLC	2/16/2024	(4)
Foreign currency forward contract	$324	AUD	492	Bannockburn Global Forex, LLC	3/18/2024	(4)
Foreign currency forward contract	$343	AUD	521	Bannockburn Global Forex, LLC	4/17/2024	(4)
Foreign currency forward contract	$328	AUD	499	Bannockburn Global Forex, LLC	5/16/2024	(5)
Foreign currency forward contract	$332	AUD	506	Bannockburn Global Forex, LLC	6/19/2024	(5)
Foreign currency forward contract	$310	AUD	473	Bannockburn Global Forex, LLC	7/16/2024	(5)
Foreign currency forward contract	$318	AUD	486	Bannockburn Global Forex, LLC	8/16/2024	(6)
Foreign currency forward contract	$318	AUD	486	Bannockburn Global Forex, LLC	9/17/2024	(6)
Foreign currency forward contract	$307	AUD	470	Bannockburn Global Forex, LLC	10/17/2024	(6)
Foreign currency forward contract	$317	AUD	485	Bannockburn Global Forex, LLC	11/18/2024	(7)
Foreign currency forward contract	$306	AUD	470	Bannockburn Global Forex, LLC	12/17/2024	(7)
Foreign currency forward contract	$302	AUD	465	Bannockburn Global Forex, LLC	1/17/2025	(7)
Foreign currency forward contract	$299	AUD	461	Bannockburn Global Forex, LLC	2/18/2025	(8)
Foreign currency forward contract	$270	AUD	416	Bannockburn Global Forex, LLC	3/18/2025	(7)
Foreign currency forward contract	$299	AUD	461	Bannockburn Global Forex, LLC	4/16/2025	(9)
Foreign currency forward contract	$288	AUD	446	Bannockburn Global Forex, LLC	5/16/2025	(9)
Foreign currency forward contract	$30,866	AUD	47,765	Bannockburn Global Forex, LLC	6/18/2025	(965)
						$(1,863)

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

(˄) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(˄˄) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Dollar Offered Rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”), which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at June 30, 2023. Certain investments may be subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.

(˄˄˄) Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2023 represented 186.9% of the Company’s net assets or 95.2% of the Company’s total assets, are subject to legal restrictions on sales.

(˄˄˄˄) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).

(˄˄˄˄˄) Percentages are based on net assets of $944,093 as of June 30, 2023.

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

(~~~~) To finance the purchase of certain investments, the Company may enter into participation agreements for par/near par trades with a third-party counterparty, whereby the Company simultaneously agrees to sell an investment and re-purchase the same investment back at a premium within a specified period of time, generally not to exceed 60-days from the date it was sold (each such transaction a “Short-Term Borrowing”). This investment is subject to a repurchase agreement and as such is collateral for Short-Term Borrowings as described in Note 7.

(<) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets totaled 15.7% of the Company’s total assets.

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

(*) All or a portion of this commitment was unfunded at June 30, 2023. As such, interest is earned only on the funded portion of this commitment.

(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.

(***) This position was on non-accrual status as of June 30, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(a) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.

(b) This is an international company.

(c) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.

(d) Investment position or portion thereof unsettled as of June 30, 2023.

(e) As of June 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $718.

(f) As of June 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.

(g) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(h) As of June 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.

(i) This is a demand note with no stated maturity.

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.25%	14.07%		3/25/2022	3/24/2026	18,750	$18,583	$18,445	2.5%
MoneyLion, Inc. (~) (<)	P	5.75%	13.25%		8/27/2021	5/1/2023	2,500	2,484	2,497	0.3%
MoneyLion, Inc. (Delayed Draw) (<) (*) (**)	SF	9.25%	14.07%		3/25/2022	3/24/2026	5,357	—	—	0.0%
							26,607	21,067	20,942	2.8%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024	3,910	3,857	3,925	0.5%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026	9,373	8,404	8,404	1.1%
							13,283	12,261	12,329	1.6%
Services: Consumer
Light Wave Dental Management, LLC	n/a	n/a	n/a	(k)	12/6/2022	9/30/2023	2,479	2,479	3,032	0.4%
							2,479	2,479	3,032	0.4%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							42,369	35,807	36,303	4.8%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	—	(###)	4/1/2021	—	—	693	600	0.1%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	—	(###)	8/2/2021	—	—	159	111	0.0%
								852	711	0.1%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	—	(###)	7/29/2021	—	—	750	1,443	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	—	(###)	7/28/2021	7/28/2031	—	453	2,069	0.3%
								1,203	3,512	0.5%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (171,429 Class A interests)	—	—	—	(###)	10/18/2019	—	—	171	4	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (7,022 Class AA units)	—	—	—	(###)	11/22/2022	—	—	10	7	0.0%
								181	11	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	—	(###)	8/11/2022	—	—	650	649	0.1%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	—	(###)	2/28/2020	—	—	95	163	0.0%
								745	812	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	—	(###)	8/3/2021	—	—	169	212	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	(###)	4/19/2022	—	—	1,566	773	0.1%
								1,735	985	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	—	(###)	1/11/2020	—	—	871	606	0.1%
								871	606	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2020	3/19/2028	—	67	210	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2021	3/19/2028	—	—	147	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00	% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	—	(###)	3/25/2022	—	—	—	213	0.1%
Volt Bidco, Inc. (878 shares of common stock)	—	—	—	(###)	8/11/2021	—	—	891	886	0.1%
								1,598	2,096	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	—	(###)	12/24/2020	—	—	—	—	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	76	76	0.0%
J2 BWA Funding III, LLC (1.2% profit sharing) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	—	—	0.0%
								76	76	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (####)	—	—	—	(###)	9/9/2019	—	—	160	346	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<)			8.00	% Cash/
(####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	3	1,462	0.2%
								163	1,808	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	$726	$703	0.1%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	—	(###)	6/30/2021	—	—	578	601	0.1%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	—	(###)	6/30/2021	—	—	—	629	0.1%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	2,393	2,861	0.3%
NationsBenefits, LLC (326,667 common units) (####)	—	—	—	(###)	8/20/2021	—	—	468	201	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	—	(###)	10/4/2022	—	—	1,365	1,365	0.2%
Seran BioScience, LLC (26,666 common units) (####)	—	—	—	(###)	12/31/2020	—	—	267	429	0.1%
								5,797	6,789	0.9%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(###)	12/21/2022	12/21/2032	—	—	—	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	—	(###)	9/1/2022	—	—	652	629	0.1%
MarkLogic Corporation (435,358 Class A units)	—	—	—	(###)	10/20/2020	—	—	—	640	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	—	(###)	12/16/2021	—	—	278	512	0.1%
Recorded Future, Inc. (40,243 Class A units) (f)	—	—	—	(###)	7/3/2019	—	—	40	113	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	—	(###)	12/5/2022	—	—	1,622	1,621	0.2%
								2,592	3,515	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	—	(###)	12/31/2020	—	—	95	93	0.0%
								95	93	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00	% PIK	11/24/2021	—	—	385	580	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	—	(###)	10/21/2022	—	—	568	568	0.1%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00	% PIK	12/27/2021	—	—	417	391	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	—	(###)	12/27/2021	—	—	5	5	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	—	(###)	12/9/2022	—	—	369	369	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	96	86	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	—	(###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	—	(###)	12/22/2021	—	—	333	256	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	65	294	0.0%
								2,238	2,549	0.3%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	—	(###)	12/31/2021	—	—	189	107	0.0%
								189	107	0.0%
Services: Business
Argano, LLC (56,839 common units) (####)	—	—	—	(###)	6/10/2021	—	—	270	418	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (b)	—	—	—	(###)	9/21/2021	—	—	723	698	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	—	(###)	12/8/2022	—	—	591	591	0.1%
Skillsoft Corp. (26,168 Class A shares) (~) (<) (g)	—	—	—	(###)	6/11/2021	—	—	508	34	0.0%
								2,092	1,741	0.3%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	140	132	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (h)	—	—	—	(###)	1/4/2021	—	—	195	254	0.1%
								335	386	0.1%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	—	(###)	6/10/2022	6/10/2032	—	84	139	0.0%
American Virtual Cloud Technologies, Inc. (warrant to purchase up to 4.9% of the equity)	—	—	—	(###)	12/2/2021	1/31/2029	—	—	206	0.0%
								84	345	0.0%
Transportation: Cargo
RS Acquisition, LLC (753,485 common units) (####)	—	—	—	(###)	1/12/2022	—	—	1,264	1,053	0.1%
								1,264	1,053	0.1%

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2023, the Company received return of capital distributions from its equity investments of $108 and $122, respectively. For both the three and six months ended June 30, 2022, the Company received return of capital distributions from its equity investments of $435.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $32,129 and $29,392 as of June 30, 2023 and December 31, 2022, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2023 totaled $6,750 and $8,623, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2022 totaled $3,216 and $4,247, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended
	June 30,
	2023	2022
Interest income	$46,975	$15,166
PIK interest income	1,621	956
Dividend income (1)	139	119
Fee income	402	192
Prepayment gain (loss)	151	222
Accretion of discounts and amortization of premiums	1,272	548
Total investment income	$50,560	$17,203

	Six months ended June 30,
	2023	2022
Interest income	$88,432	$28,333
PIK interest income	3,733	1,634
Dividend income (2)	244	215
Fee income	640	1,785
Prepayment gain (loss)	479	432
Accretion of discounts and amortization of premiums	2,884	1,191
Total investment income	$96,412	$33,590
(1)	During the three months ended June 30, 2023 and 2022, dividend income includes PIK dividends of $96 and $88, respectively.
(2)	During the six months ended June 30, 2023 and 2022, dividend income includes PIK dividends of $189 and $180, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of June 30, 2023 and December 31, 2022, there were one and zero borrowers, respectively, with a loan or preferred equity securities on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $9,156 and zero at June 30, 2023 and December 31, 2022, respectively.

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

Restricted Cash

Restricted cash includes amounts held within the SPV, SPV II and 2022 Issuer. Cash held within the SPV, SPV II and 2022 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. As of June 30, 2023 and December 31, 2022, restricted cash included $39,621 and $26,753, respectively, held within the SPV, $5,122 and $368, respectively, held within the SPV II and $13,590 and $19,367, respectively, held within the 2022 Issuer.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2023 and December 31, 2022, the Company had unamortized deferred financing costs of $10,197 and $11,914, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2023 was $1,523 and $2,253, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2022 was $606 and $991, respectively.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2023 the Company recorded a net expense (benefit) on the consolidated statements of operations of $150 and $345 for U.S. federal excise tax, respectively. For both the three and six months ended June 30, 2022, the Company did not record a net tax expense (benefit) on the consolidated statements of operations for U.S. federal excise tax. As of June 30, 2023 and December 31, 2022, the Company recorded an accrual for U.S. federal excise taxes of $300 and $125, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2023, the Company recorded a net tax expense of $39 on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2022, the Company recorded a net tax expense of $1 on the consolidated statements of operations for these subsidiaries. As of both June 30, 2023 and December 31, 2022, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2023. The 2019 through 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2023, except as disclosed in Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2023.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$1,526,307	86.8%	$1,251,960	85.4%
Unitranche secured loans	129,758	7.4	128,313	8.8
Junior secured loans	44,736	2.5	43,973	3.0
Equity securities	58,532	3.3	41,106	2.8
Total	$1,759,333	100.0%	$1,465,352	100.0%

	June 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$1,529,436	86.7%	$1,250,788	85.1%
Unitranche secured loans	129,399	7.3	127,378	8.7
Junior secured loans	44,190	2.5	44,469	3.0
Equity securities	61,749	3.5	46,361	3.2
Total	$1,764,774	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2023		December 31, 2022
Amortized Cost:
International	$84,368	4.8%	$62,244	4.3%
Midwest	361,387	20.6	312,637	21.3
Northeast	340,164	19.3	245,445	16.7
Northwest	72,282	4.1	66,839	4.6
Southeast	419,650	23.9	353,079	24.1
Southwest	185,163	10.5	183,722	12.5
West	296,319	16.8	241,386	16.5
Total	$1,759,333	100.0%	$1,465,352	100.0%

	June 30, 2023		December 31, 2022
Fair Value:
International	$81,984	4.6%	$59,706	4.1%
Midwest	359,475	20.4	313,240	21.3
Northeast	341,665	19.4	244,305	16.6
Northwest	73,345	4.2	67,226	4.6
Southeast	428,123	24.2	360,465	24.5
Southwest	184,052	10.4	181,981	12.4
West	296,130	16.8	242,073	16.5
Total	$1,764,774	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$21,490	1.2%	$21,418	1.5%
Automotive	39,359	2.2	39,131	2.7
Banking	35,357	2.0	35,534	2.4
Beverage, Food & Tobacco	16,523	0.9	16,807	1.1
Capital Equipment	72,611	4.1	55,062	3.7
Chemicals, Plastics & Rubber	740	0.0	—	—
Construction & Building	61,724	3.5	34,932	2.4
Consumer Goods: Durable	47,171	2.7	42,278	2.9
Consumer Goods: Non-Durable	44,407	2.5	32,697	2.2
Containers, Packaging & Glass	13,895	0.8	11,674	0.8
Energy: Oil & Gas	2,977	0.2	3,970	0.3
Environmental Industries	34,551	2.0	30,612	2.1
FIRE: Finance	122,859	7.0	67,608	4.6
FIRE: Insurance	18,690	1.1	9,709	0.7
FIRE: Real Estate	77,248	4.4	69,695	4.7
Healthcare & Pharmaceuticals	254,447	14.5	209,460	14.3
High Tech Industries	194,888	11.1	180,078	12.3
Hotels, Gaming & Leisure	95	0.0	2,316	0.1
Media: Advertising, Printing & Publishing	141,756	8.0	128,704	8.8
Media: Broadcasting & Subscription	2,741	0.1	2,059	0.1
Media: Diversified & Production	45,632	2.6	46,881	3.2
Retail	922	0.1	—	—
Services: Business	228,065	13.0	184,567	12.6
Services: Consumer	104,237	5.9	77,065	5.3
Telecommunications	36,310	2.1	36,508	2.5
Transportation: Cargo	105,127	6.0	97,803	6.7
Wholesale	35,511	2.0	28,784	2.0
Total	$1,759,333	100.0%	$1,465,352	100.0%

	June 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$21,011	1.2%	$21,049	1.4%
Automotive	38,129	2.2	38,843	2.7
Banking	37,046	2.1	37,979	2.6
Beverage, Food & Tobacco	16,140	0.9	16,439	1.1
Capital Equipment	72,342	4.1	56,074	3.8
Chemicals, Plastics & Rubber	705	0.0	—	—
Construction & Building	61,771	3.5	34,877	2.4
Consumer Goods: Durable	45,247	2.6	40,357	2.7
Consumer Goods: Non-Durable	44,257	2.5	32,843	2.2
Containers, Packaging & Glass	14,118	0.8	11,675	0.8
Energy: Oil & Gas	2,690	0.2	3,597	0.2
Environmental Industries	35,656	2.0	31,457	2.1
FIRE: Finance	123,451	7.0	66,639	4.5
FIRE: Insurance	18,553	1.1	9,641	0.7
FIRE: Real Estate	78,581	4.4	71,154	4.8
Healthcare & Pharmaceuticals	255,373	14.5	210,831	14.4
High Tech Industries	194,481	11.0	180,823	12.3
Hotels, Gaming & Leisure	62	0.0	2,331	0.2
Media: Advertising, Printing & Publishing	143,152	8.1	129,362	8.8
Media: Broadcasting & Subscription	2,011	0.1	2,019	0.1
Media: Diversified & Production	45,002	2.6	46,348	3.2
Retail	954	0.1	—	—
Services: Business	230,154	13.0	184,535	12.6
Services: Consumer	104,995	5.9	77,998	5.3
Telecommunications	36,848	2.1	36,415	2.5
Transportation: Cargo	106,056	6.0	97,153	6.6
Wholesale	35,989	2.0	28,557	2.0
Total	$1,764,774	100.0%	$1,468,996	100.0%

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

As of June 30, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
June 30, 2023	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,529,436	$1,529,436
Unitranche secured loans	—	—	129,399	129,399
Junior secured loans	—	—	44,190	44,190
Equity securities	32	—	61,717	61,749
Total investments	$32	$—	$1,764,742	$1,764,774
Foreign currency forward contracts asset (liability)	$—	$(1,863)	$—	$(1,863)

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,250,788	$1,250,788
Unitranche secured loans	—	—	127,378	127,378
Junior secured loans	—	—	44,469	44,469
Equity securities	34	—	46,327	46,361
Total investments	$34	$—	$1,468,962	$1,468,996
Foreign currency forward contracts asset (liability)	$—	$1,296	$—	$1,296

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 8.00% to 21.16% at June 30, 2023 and 7.14% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at June 30, 2023 range between August 2023 and April 2030.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2023:

	Investments
	Senior	Unitranche	Junior	Equity	Total
	secured loans	secured loans	secured loans	securities	investments
Balance as of March 31, 2023	$1,320,148	$128,380	$44,633	$50,697	$1,543,858
Net realized gain (loss) on investments	(1,604)	—	—	—	(1,604)
Net change in unrealized gain (loss) on investments	527	311	(1,088)	(2,539)	(2,789)
Purchases of investments and other adjustments to cost (1)	254,104	993	1,931	13,667	270,695
Proceeds from principal payments and sales of investments (2)	(41,663)	(285)	(3,362)	(108)	(45,418)
Reclassifications (3)	(2,076)	—	2,076	—	—
Balance as of June 30, 2023	$1,529,436	$129,399	$44,190	$61,717	$1,764,742

	Investments
	Senior	Unitranche	Junior	Equity	Total
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962
Net realized gain (loss) on investments	(1,609)	—	—	949	(660)
Net change in unrealized gain (loss) on investments	4,265	576	(1,004)	(2,038)	1,799
Purchases of investments and other adjustments to cost (1)	351,354	1,883	4,050	17,549	374,836
Proceeds from principal payments and sales of investments (2)	(73,286)	(438)	(5,401)	(1,070)	(80,195)
Reclassifications (3)	(2,076)	—	2,076	—	—
Balance as of June 30, 2023	$1,529,436	$129,399	$44,190	$61,717	$1,764,742
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2023, attributable to Level 3 investments still held at June 30, 2023, was ($3,956) and $2,000, respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2022, attributable to Level 3 investments still held at June 30, 2022, was ($6,004) and ($2,733), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2023 were as follows:

					Weighted
			Valuation	Unobservable	Average		Range
	Fair Value		Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$968,198		Discounted cash flow	EBITDA multiples	11.3	x	4.5	x	20.0	x
				Market yields	11.5%		9.3%		27.5%
Senior secured loans	386,468		Discounted cash flow	Revenue multiples	7.4	x	1.3	x	20.0	x
				Market yields	11.5%		9.8%		17.0%
Senior secured loans	12,412		Liquidation	Probability weighting of alternative outcomes	18.0%		18.0%		18.0%
Senior secured loans	9,156		Enterprise value	EBITDA multiples	12.5	x	12.5	x	12.5	x
Senior secured loans	366		Enterprise value	Revenue multiples	0.8	x	0.8	x	0.8	x
Unitranche secured loans	96,747		Discounted cash flow	EBITDA multiples	9.6	x	8.3	x	14.8	x
				Market yields	14.9%		9.2%		25.8%
Unitranche secured loans	32,652		Discounted cash flow	Revenue multiples	9.6	x	6.3	x	12.8	x
				Market yields	12.3%		12.1%		12.6%
Junior secured loans	42,545		Discounted cash flow	Market yields	13.3%		12.6%		15.6%
Junior secured loans	1,645		Enterprise value	Revenue multiples	0.8	x	0.8	x	0.8	x
Equity securities	43,872		Enterprise value	EBITDA multiples	12.6	x	4.5	x	19.0	x
Equity securities	15,926		Enterprise value	Revenue multiples	5.5	x	1.3	x	11.5	x
Equity securities	1,427		Option pricing model	Volatility	63.1%		41.8%		76.0%
Total Level 3 Assets	$1,611,414	(1)
(1)	Excludes investments of $153,328 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

					Weighted
	Fair			Unobservable	Average		Range
	Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$790,762		Discounted cash flow	EBITDA multiples	10.7	x	3.8	x	18.6	x
				Market yields	10.9%		8.7%		22.3%
Senior secured loans	354,158		Discounted cash flow	Revenue multiples	7.3	x	1.4	x	20.0	x
				Market yields	11.5%		10.0%		21.6%
Unitranche secured loans	95,341		Discounted cash flow	EBITDA multiples	9.9	x	8.5	x	15.5	x
				Market yields	12.1%		9.2%		13.8%
Unitranche secured loans	32,037		Discounted cash flow	Revenue multiples	9.3	x	5.8	x	12.5	x
				Market yields	11.8%		11.6%		12.1%
Junior secured loans	44,469		Discounted cash flow	Market yields	13.7%		12.3%		20.4%
Equity securities	31,060		Enterprise value	EBITDA multiples	10.9	x	3.8	x	17.9	x
Equity securities	13,400		Enterprise value	Revenue multiples	5.1	x	1.9	x	12.3	x
Equity securities	1,261		Option pricing model	Volatility	75.1%		49.4%		126.4%
Total Level 3 Assets	$1,362,488	(1)
(1)	Excludes investments of $106,474 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility, Term Loan, 2022 ABS, and Short-Term Borrowings is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2023 and December 31, 2022, the Company believes that the carrying value of its Credit Facility and Term Loan approximates fair value. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $301,591 and $300,028, respectively. As of June 30, 2023, the Company believes that the carrying value of its Short-Term Borrowings approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2023 and 2022 were as follows:

	Fair value at			Sales and	PIK			Net
	December 31,	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	2022	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	June 30, 2023
Non-controlled affiliate company investment:
Nastel Technologies, LLC	$3,500	$—	$—	$—	$—	$6	$—	$(6)	$3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	750	4,328
	7,078	—	—	—	—	6	—	744	7,828

Second Avenue SFR Holdings II LLC (Revolver) (1)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	2,316	—	2,071	—	—	—	—	—	4,387
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	1,380	—	—	—	—	—	2,925
	13,611	—	3,451	—	—	—	—	—	17,062

SheerTrans Solutions, LLC	5,101	—	—	(25)	—	9	—	(28)	5,057
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	8,643	—	—	—	—	—	—	—	8,643
	13,744	—	—	(25)	—	9	—	(28)	13,700
Total non-controlled affiliate company investments	$39,188	$—	$3,451	$(25)	$—	$15	$—	$722	$43,351

	Fair value at			Sales and	PIK			Net
	December 31,	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	June 30, 2022
Non-controlled affiliate company investment:
J2 BWA Funding III, LLC (Delayed Draw)	$—	$—	$—	$—	$—	$—	$—	$—	$—
J2 BWA Funding III, LLC (Commitment to purchase up to 7.6% of the equity)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	487	—	—	—	—	—	2,591
	2,104	—	487	—	—	—	—	—	2,591

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	—	—	1,146	—	—	—	—	—	1,146
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	—	—	765	—	—	—	—	—	765
	9,750	—	1,911	—	—	—	—	—	11,661
Total non-controlled affiliate company investments	$11,854	$—	$2,398	$—	$—	$—	$—	$—	$14,252
(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the six months ended June 30,
	2023			2022
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
Nastel Technologies, LLC	206	—	—	n/a	n/a	n/a
Nastel Technologies, LLC (Revolver)	—	—	—	n/a	n/a	n/a
Nastel Technologies, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	206	—	—	n/a	n/a	n/a

Second Avenue SFR Holdings II LLC (Revolver)	284	—	—	97	—	—
	284	—	—	97	—	—

SFR Holdco, LLC (Junior secured loan)	234	—	—	234	—	—
SFR Holdco, LLC (Delayed draw junior secured loan)	143	—	—	20	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	377	—	—	254	—	—

SheerTrans Solutions, LLC	326	—	—	n/a	n/a	n/a
SheerTrans Solutions, LLC (Revolver)	4	—	—	n/a	n/a	n/a
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	n/a	n/a	n/a
	330	—	—	n/a	n/a	n/a
Total non-controlled affiliate company investments	$1,197	$—	$—	$351	$—	$—

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

Base management fees for the three and six months ended June 30, 2023 were $5,382 and $10,229, respectively. MC Advisors elected to voluntarily waive zero of such base management fees for both the three and six months ended June 30, 2023. Base management fees for the three and six months ended June 30, 2022 were $2,678 and $5,474, respectively. MC Advisors elected to voluntarily waive $1,701 of such base management fees for both the three and six months ended June 30, 2022. These base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive additional base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Part one incentive fees (1)	$3,804	$1,306	$7,244	$2,767
Part two incentive fees (2)	(724)	(923)	(13)	(561)
Incentive fees, excluding the impact of incentive fee waivers	3,080	383	7,231	2,206
Incentive fee waivers (3)	—	(1,306)	—	(1,306)
Total incentive fees, net of incentive fee waivers	$3,080	$(923)	$7,231	$900
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2023, the Company incurred $1,462 and $2,647 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $392 and $762, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2022, the Company incurred $1,052 and $1,610 respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $208 and $411, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2023 and December 31, 2022, $762 and $369, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both June 30, 2023 and December 31, 2022, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 207% and 199%, respectively.

The Company’s outstanding debt as of June 30, 2023 and December 31, 2022 was as follows:

	As of June 30, 2023					As of December 31, 2022
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount		Principal
	Committed/		Amount	Carrying		Committed/		Amount	Carrying
	Outstanding (1)		Outstanding	Value		Outstanding (1)		Outstanding	Value
Credit Facility	$450,000		$346,500	$344,800	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	149,960		149,960	148,650	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	298,813	(5)	306,000	(4)	306,000	297,629	(5)
Short-Term Borrowings	83,088		83,088	83,088	(6)	—		—	—
Total	$989,048		$885,548	$875,351		$856,000		$763,400	$751,486
(1)	Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)

Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of June 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1,700 and $2,496, respectively.

(3)

Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of June 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1,310 and $1,047, respectively.

(4)

As of both June 30, 2023 and December 31, 2022, the Class C Senior Secured Notes and Subordinated Notes (as defined below) totaling $36,125 and $82,875, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

(5)

Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of June 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $7,187 and $8,371, respectively.

(6)	Represents the aggregate principal amount outstanding of the Short-Term Borrowings (as defined below). As of June 30, 2023, the total unamortized debt issuance costs were zero.

Revolving Credit Facility: The Company has a $450,000 Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2023 and December 31, 2022, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $759,719 and $691,225, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $346,500 and $357,400, respectively.

On May 26, 2023, the Credit Facility was amended to, among other things, replace LIBOR with SOFR as the base rate. During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility. As of June 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.0% and 6.9%, respectively.

Term Loan: On December 20, 2022, the Company entered into the Term Loan with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more increasing or additional lenders. On February 3, 2023, the Company increased the facility amount pursuant to the accordion feature of the Term Loan from $100,000 of aggregate commitments to $155,000 of aggregate commitments and the Company borrowed up to the new aggregate commitments under the Term Loan. As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Term Loan of $149,960 and $100,000, respectively. As of June 30, 2023 and December 31, 2022 the fair value of the Company’s investments held in SPV II as collateral for the Term Loan was $212,401 and $141,418, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of June 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 6.7%, respectively.

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

Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Company retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both June 30, 2023 and December 31, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of June 30, 2023 and December 31, 2022, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $417,225 and $410,179, respectively, and these investments are identified on the consolidated schedule of investments.

Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

Short-Term Borrowings: To finance the purchase of certain investments, the Company may enter into participation agreements for par/near par trades with a third-party counterparty, whereby the Company simultaneously agrees to sell an investment and re-purchase the same investment back at a premium within a specified period of time, generally not to exceed 60-days from the date it was sold (each such transaction a “Short-Term Borrowing”). The amount, interest rate and terms of these Short-Term Borrowings are negotiated on a transaction-by transaction basis. Each transaction is secured by an interest in an underlying asset which is participated or assigned to the counterparty for the duration of the transaction.

The Company accounts for its Short-Term Borrowings as a type of secured borrowing under ASC Topic 860 – Transfers and Servicing and continues to present the participated investment as an asset and the obligation to repurchase the investment as a liability within debt on the consolidated statements of assets and liabilities. Interest income earned on investments participated under the Short-Term Borrowings and financing charges associated with the Short-Term Borrowings are included within interest income and interest and other debt financing expenses, respectively, on the consolidated statements of operations. Accrued interest receivable on investments and accrued financing charges on the Short-Term Borrowings are included within interest and dividend receivable and interest payable, respectively, on the consolidated statements of assets and liabilities.

As of June 30, 2023, the Company had $83,088 of Short-Term Borrowings with Macquarie Bank Limited (“Macquarie”). The carrying value of the participated investments under Short-Term Borrowings was $83,088 as of June 30, 2023. As of June 30, 2023, the Short-Term Borrowings were accruing at a weighted average interest rate of 8.4%.

Components of Interest Expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows:

	Three months ended June 30,
	2023	2022
Interest expense - Credit Facility	$5,412	$1,090
Interest expense - Term Loan	2,831	—
Interest expense - 2022 ABS	3,221	3,006
Interest expense - Short-Term Borrowings	79	—
Amortization of deferred financing costs	1,523	606
Total interest and other debt financing expenses	$13,066	$4,702
Average debt outstanding	$724,664	$355,976
Average stated interest rate	6.4%	4.6%

	Six months ended June 30,
	2023	2022
Interest expense - Credit Facility	$11,210	$3,985
Interest expense - Term Loan	5,171	—
Interest expense - 2022 ABS	6,442	3,006
Interest expense - Short-Term Borrowings	79	—
Amortization of deferred financing costs	2,253	991
Total interest and other debt financing expenses	$25,155	$7,982
Average debt outstanding	$737,581	$347,871
Average stated interest rate	6.3%	4.0%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2023 and December 31, 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	428	7/5/2023	$—	$(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	124	7/19/2023	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	112	8/17/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	120	9/19/2023	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	431	10/3/2023	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	(255)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(372)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	403	7/18/2023	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	546	8/16/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	549	9/18/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	530	10/18/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	546	11/16/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	523	12/18/2023	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	536	1/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	533	2/16/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	492	3/18/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	521	4/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	499	5/16/2024	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	6/19/2024	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	473	7/16/2024	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	486	8/16/2024	—	(6)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	486	9/17/2024	—	(6)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	470	10/17/2024	—	(6)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	485	11/18/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	470	12/17/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	465	1/17/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	461	2/18/2025	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	416	3/18/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	461	4/16/2025	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	446	5/16/2025	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47,765	6/18/2025	—	(965)	Unrealized loss on foreign currency forward contracts
				$—	$(1,863)

	As of December 31, 2022
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	248	1/5/2023	$—	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	127	1/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	113	2/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	3/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	426	4/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	5/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	121	6/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	428	7/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	124	7/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	8/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	120	9/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	431	10/3/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(159)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,329	—	Unrealized gain on foreign currency forward contracts
				$1,506	$(210)

For the three and six months ended June 30, 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($3,272) and ($3,159), respectively. For the three and six months ended June 30, 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of $1,708 and $1,741, respectively.

For the three and six months ended June 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $1,335 and $802, respectively. For the three and six months ended June 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $27 and $45, respectively.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the six months ended June 30, 2023 and 2022, respectively.

				Amount
Date	Record	Payment	Dividend	Per	Distribution
Declared	Date	Date (1)	Type	Share	Declared
Six months ended June 30, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.08	6,208
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.08	6,208
April 6, 2023	April 17, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	April 17, 2023	June 30, 2023	Supplemental	0.01	838
April 6, 2023	May 15, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	June 15, 2023	June 30, 2023	Regular	0.09	8,287
Total distributions declared				$0.53	$42,836

Six months ended June 30, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	Regular	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	Regular	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	Regular	0.06	2,435
April 1, 2022	April 18, 2022	June 30, 2022	Regular	0.07	3,222
April 1, 2022	May 16, 2022	June 30, 2022	Regular	0.07	3,223
April 1, 2022	June 17, 2022	June 30, 2022	Regular	0.06	3,730
Total distributions declared				$0.40	$17,488
(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the six months ended June 30, 2023 and 2022, respectively:

		DRIP	DRIP
	NAV	Shares	Shares
Payment Date	Per Share	Issued	Value
Six months ended June 30, 2023:
March 31, 2023	$10.13	664,510	$6,731
June 30, 2023	10.25	916,989	9,400
Total proceeds		1,581,499	$16,131

		DRIP	DRIP
	NAV	Shares	Shares
Payment Date	Per Share	Issued	Value
Six months ended June 30, 2022:
March 31, 2022	$10.13	217,369	$2,195
June 30, 2022	10.16	344,760	3,503
Total proceeds		562,129	$5,698

Note 10. Stock Issuances and Share Repurchase Program

Stock Issuances

Effective as of June 15, 2023, the Company amended its charter to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 300,000,000.

The following tables summarize the issuance of shares during the six months ended June 30, 2023 and 2022:

	Price Per
Date	Share	Shares Issued	Proceeds
Six months ended June 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
Total		17,795,586	$181,268

	Price Per
Date	Share	Shares Issued	Proceeds
Six months ended June 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
Total		20,196,296	$204,464

During the six months ended June 30, 2023 and 2022, the Company also issued 1,581,499 and 562,129 shares, with an aggregate value of $16,131 and $5,698, respectively, under the DRIP as disclosed in Note 9.

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

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the six months ended June 30, 2023 and 2022:

	Price	Shares
Date	Per Share	Repurchased	Total Cost
Six months ended June 30, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
Total		1,571,737	$16,001

	Price	Shares
Date	Per Share	Repurchased	Total Cost
Six months ended June 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
Total		975,167	$9,869

Note 11. Commitments and Contingencies

Commitments: As of June 30, 2023 and December 31, 2022, the Company had $289,184 and $319,237, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility, make Short-Term Borrowings or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of June 30, 2023.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Per share data:
Net asset value at beginning of period	$10.13	$10.10
Net investment income (1)	0.62	0.42
Net gain (loss) (1)	—	(0.05)
Net increase (decrease) in net assets resulting from operations (1)	0.62	0.37
Stockholder distributions declared (2)	(0.53)	(0.40)
Other (3)	—	0.03
Net asset value at end of period	$10.22	$10.10
Total return based on average net asset value (4)	9.89%	3.49%
Ratio/Supplemental data:
Net assets at end of period	$944,093	$568,960
Shares outstanding at end of period	92,338,550	56,348,420
Portfolio turnover (5)	5.04%	6.30%
Ratio of total investment income to average net assets (6)	22.80%	14.15%
Ratio of expenses to average net assets with waivers (6) (7)	9.94%	5.83%
(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2023 and 2022, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a supplemental ratio for the six months ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022
Ratio of expenses to average net assets without waivers (6)	9.94%	6.82%
Ratio of net investment income (loss) to average net assets without waivers (6)	12.86%	7.33%
Ratio of net investment income (loss) to average net assets with waivers (6)	12.86%	8.32%

Note 13. Subsequent Events

The Company has evaluated subsequent events through August 11, 2023, the date on which the consolidated financial statements were issued.

Distributions: On July 6, 2023, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
July 17, 2023	September 29, 2023	$0.09
August 15, 2023	September 29, 2023	0.09
September 15, 2023	September 29, 2023	0.09
Total regular dividends declared		$0.27

Additionally, on July 6, 2023, the Board also declared a supplemental dividend of $0.01 per share, to stockholders of record as of the close of business on July 17, 2023, payable on September 29, 2023.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;
●	the impact of increased competition;
●	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of June 30, 2023, our portfolio included approximately 86.7% senior secured loans, 7.3% unitranche secured loans, 2.5% junior secured loans and 3.5% equity securities, compared to December 31, 2022, when our portfolio included approximately 85.1% senior secured loans, 8.7% unitranche secured loans, 3.0% junior secured loans and 3.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the six months ended June 30, 2023 and 2022 (in thousands except shares and per share data):

	Price Per
Date	Share	Shares Issued	Proceeds
Six months ended June 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
Total		17,795,586	$181,268

	Price Per
Date	Share	Shares Issued	Proceeds
Six months ended June 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
Total		20,196,296	$204,464

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

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the six months ended June 30, 2023 and 2022 (in thousands except shares and per share data):

	Price Per	Shares
Date	Share	Repurchased	Proceeds
Six months ended June 30, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
Total		1,571,737	$16,001

	Price	Shares
Date	Per Share	Repurchased	Proceeds
Six months ended June 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
Total		975,167	$9,869

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

Portfolio and Investment Activity

During the three months ended June 30, 2023, we invested $212.4 million in 18 new portfolio companies, $55.4 million in 44 existing portfolio companies and had $45.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $222.4 million for the period.

During the six months ended June 30, 2023, we invested $269.0 million in 25 new portfolio companies, and $99.2 million in 92 existing portfolio companies, and had $80.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $288.0 million for the period.

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

The following table shows portfolio yield by security type:

	June 30, 2023		December 31, 2022
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	11.6%	11.6%	10.8%	10.8%
Unitranche secured loans	13.1	13.7	11.0	11.3
Junior secured loans	11.8	11.8	11.9	11.9
Equity securities	6.6	6.6	6.6	6.6
Total	11.7%	11.7%	10.8%	10.8%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$1,529,436	86.7%	$1,250,788	85.1%
Unitranche secured loans	129,399	7.3	127,378	8.7
Junior secured loans	44,190	2.5	44,469	3.0
Equity securities	61,749	3.5	46,361	3.2
Total	$1,764,774	100.0%	$1,468,996	100.0%

Our portfolio composition at June 30, 2023 remained relatively consistent with our portfolio at December 31, 2022. Our effective yields at June 30, 2023 increased from December 31, 2022, driven primarily by increases in LIBOR and SOFR.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$21,011	1.2%	$21,049	1.4%
Automotive	38,129	2.2	38,843	2.7
Banking	37,046	2.1	37,979	2.6
Beverage, Food & Tobacco	16,140	0.9	16,439	1.1
Capital Equipment	72,342	4.1	56,074	3.8
Chemicals, Plastics & Rubber	705	0.0	—	—
Construction & Building	61,771	3.5	34,877	2.4
Consumer Goods: Durable	45,247	2.6	40,357	2.7
Consumer Goods: Non-Durable	44,257	2.5	32,843	2.2
Containers, Packaging & Glass	14,118	0.8	11,675	0.8
Energy: Oil & Gas	2,690	0.2	3,597	0.2
Environmental Industries	35,656	2.0	31,457	2.1
FIRE: Finance	123,451	7.0	66,639	4.5
FIRE: Insurance	18,553	1.1	9,641	0.7
FIRE: Real Estate	78,581	4.4	71,154	4.8
Healthcare & Pharmaceuticals	255,373	14.5	210,831	14.4
High Tech Industries	194,481	11.0	180,823	12.3
Hotels, Gaming & Leisure	62	0.0	2,331	0.2
Media: Advertising, Printing & Publishing	143,152	8.1	129,362	8.8
Media: Broadcasting & Subscription	2,011	0.1	2,019	0.1
Media: Diversified & Production	45,002	2.6	46,348	3.2
Retail	954	0.1	—	—
Services: Business	230,154	13.0	184,535	12.6
Services: Consumer	104,995	5.9	77,998	5.3
Telecommunications	36,848	2.1	36,415	2.5
Transportation: Cargo	106,056	6.0	97,153	6.6
Wholesale	35,989	2.0	28,557	2.0
Total	$1,764,774	100.0%	$1,468,996	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2023 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$—	—%
2	1,613,351	91.4
3	141,775	8.0
4	9,648	0.6
5	—	—
Total	$1,764,774	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$—	—%
2	1,396,200	95.0
3	72,190	4.9
4	606	0.1
5	—	—
Total	$1,468,996	100.0%

As of June 30, 2023, there was one borrower with loans or preferred equity securities on non-accrual status (Arcstor Midco, LLC), and these investments totaled $9.2 million at fair value, or 0.5% of our total investments at fair value at June 30, 2023. As of December 31, 2022, there were no borrowers with loans or preferred equity securities on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Total investment income	$50,560	$17,203
Total operating expenses, net of fee waivers	23,013	5,830
Net investment income before income taxes	27,547	11,373
Income taxes, including excise taxes	189	1
Net investment income	27,358	11,372
Net realized gain (loss) on investments	(1,604)	(42)
Net realized gain (loss) on foreign currency forward contracts	1,708	27
Net realized gain (loss) on foreign currency and other transactions	180	(13)
Net realized gain (loss)	284	(28)
Net change in unrealized gain (loss) on investments	(2,809)	(6,300)
Net change in unrealized gain (loss) on foreign currency forward contracts	(3,272)	1,335
Net unrealized gain (loss) on foreign currency and other transactions	1	—
Net change in unrealized gain (loss)	(6,080)	(4,965)
Net increase (decrease) in net assets resulting from operations	$21,562	$6,379

	Six months ended
	June 30,
	2023	2022
Total investment income	$96,412	$33,590
Total operating expenses, net of fee waivers	45,308	14,302
Net investment income before income taxes	51,104	19,288
Income taxes, including excise taxes	384	1
Net investment income	50,720	19,287
Net realized gain (loss) on investments	(660)	(17)
Net realized gain (loss) on foreign currency forward contracts	1,741	45
Net realized gain (loss) on foreign currency and other transactions	176	(13)
Net realized gain (loss)	1,257	15
Net change in unrealized gain (loss) on investments	1,797	(3,397)
Net change in unrealized gain (loss) on foreign currency forward contracts	(3,159)	802
Net unrealized gain (loss) on foreign currency and other transactions	—	—
Net change in unrealized gain (loss)	(1,362)	(2,595)
Net increase (decrease) in net assets resulting from operations	$50,615	$16,707

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Interest income	$46,975	$15,166
PIK interest income	1,621	956
Dividend income (1)	139	119
Fee income	402	192
Prepayment gain (loss)	151	222
Accretion of discounts and amortization of premiums	1,272	548
Total investment income	$50,560	$17,203

	Six months ended
	June 30,
	2023	2022
Interest income	$88,432	$28,333
PIK interest income	3,733	1,634
Dividend income (2)	244	215
Fee income	640	1,785
Prepayment gain (loss)	479	432
Accretion of discounts and amortization of premiums	2,884	1,191
Total investment income	$96,412	$33,590
(1)	During the three months ended June 30, 2023 and 2022, dividend income includes PIK dividends of $96 and $88, respectively.
(2)	During the six months ended June 30, 2023 and 2022, dividend income includes PIK dividends of $189 and $180, respectively.

The increase in investment income of $33.4 million and $62.8 million during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively, is primarily the result of an increase in interest income due to the growth of our investment portfolio and increases in effective rates on the portfolio as a result of the rising interest rate environment.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Interest and other debt financing expenses	$13,066	$4,702
Base management fees, net of base management fee waivers (1)	5,382	977
Incentive fees, net of incentive fee waivers (2)	3,080	(923)
Professional fees	513	540
Administrative service fees	392	208
General and administrative expenses	557	304
Directors’ fees	23	22
Total operating expenses, net of fee waivers	$23,013	$5,830

	Six months ended
	June 30,
	2023	2022
Interest and other debt financing expenses	$25,155	$7,982
Base management fees, net of base management fee waivers (1)	10,229	3,773
Incentive fees, net of incentive fee waivers (2)	7,231	900
Professional fees	823	685
Administrative service fees	762	411
General and administrative expenses	1,062	514
Directors’ fees	46	37
Total operating expenses, net of fee waivers	$45,308	$14,302
(1)	Base management fees for the three and six months ended June 30, 2022 were $2,678 and $5,474, respectively. MC Advisors elected to voluntarily waive $1,701 of such base management fees for both the three and six months ended June 30, 2022. MC Advisors did not waive any base management fees during the three and six months ended June 30, 2023. Base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three and six months ended June 30, 2023 were $3,080 and $7,231, comprised of part one incentive fees of $3,804 and $7,244 and a reversal of previously accrued part two capital gains incentive fees of $724 and $13, respectively. MC Advisors did not waive any part one incentive fees during the three and six months ended June 30, 2023. Incentive fees for the three and six months ended June 30, 2022 were $383 and $2,206, comprised of part one incentive fees of $1,306 and $2,767 and a reversal of previously accrued part two capital gains incentive fees of $923 and $561, respectively. MC Advisors elected to voluntarily waive the part one incentive fees of $1,306 during both the three and six months ended June 30, 2022. Incentive fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Interest expense - Credit Facility	$5,412	$1,090
Interest expense - Term Loan	2,831	—
Interest expense - 2022 ABS	3,221	3,006
Interest expense - Short-Term Borrowings	79	—
Amortization of deferred financing costs	1,523	606
Total interest and other debt financing expenses	$13,066	$4,702
Average debt outstanding	$724,664	$355,976
Average stated interest rate	6.4%	4.6%

	Six months ended
	June 30,
	2023	2022
Interest expense - Credit Facility	$11,210	$3,985
Interest expense - Term Loan	5,171	—
Interest expense - 2022 ABS	6,442	3,006
Interest expense - Short-Term Borrowings	79	—
Amortization of deferred financing costs	2,253	991
Total interest and other debt financing expenses	$25,155	$7,982
Average debt outstanding	$737,581	$347,871
Average stated interest rate	6.3%	4.0%

The increase in total operating expenses of $17.2 million and $31.0 million during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively, is primarily a result of an increase in interest expense, driven by higher average borrowings to support the growth of the portfolio and increases in effective interest rates on debt as a result of the rising interest rate environment, and increases in base management and incentive fees, net of fee waivers.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2023, we recorded a net expense (benefit) on the consolidated statements of operations of $0.2 million and $0.4 million, respectively for U.S. federal excise tax. For both the three and six months ended June 30, 2022, we did not record a net tax expense on the consolidated statements of operations for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2023, we recorded a net tax expense of $39 thousand on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2022, we recorded a net tax expense of $1 thousand on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended June 30, 2023 and 2022, we had sales of investments of $0.1 million and $5.7 million, respectively, resulting in ($1.6) million and ($42) thousand of net realized gain (loss) on investments, respectively. The realized losses during the three months ended June 30, 2023 were primarily attributable to losses on a loan denominated in Australian Dollars and these losses were fully offset by gains on the realization of an associated foreign currency forward contract. During the six months ended June 30, 2023 and 2022, we had sales of investments of $4.6 million and $15.8 million, respectively, resulting in ($660) thousand and ($17) thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2023 and 2022, we had $1.7 million and $27 thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2023 and 2022, we had $1.7 million and $45 thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2023 and 2022, we had $0.2 million and ($13) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2023 and 2022, we had $0.2 million and ($13) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended June 30, 2023 and 2022, our investments had ($2.8) million and ($6.3) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2023 and 2022, our investments had $1.8 million and ($3.4) million in net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended June 30, 2023, the net change in unrealized loss on investments was primarily attributable to unrealized losses on certain specific portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of June 30, 2023. During the six months ended June 30, 2023, the net change in unrealized gain on investments was primarily attributable to broad market movements and improvements in fundamental performance at our portfolio companies. These increases were partially offset by unrealized losses attributable to certain underlying portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2023.

During the three and six months ended June 30, 2022 the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market. Additionally, for the three and six months ended June 30, 2022, $0.4 million and $0.9 million, respectively, of the net change in unrealized losses on investments was attributable to portfolio companies that had underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of June 30, 2022.

For the three months ended June 30, 2023 and 2022, our foreign currency forward contracts had ($3.3) million and $1.3 million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2023 and 2022, our foreign currency forward contracts had ($3.2) million and $0.8 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $21.6 million and $6.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $0.25 and $0.12, respectively.

For the six months ended June 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $50.6 million and $16.7 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $0.62 and $0.37, respectively.

The $15.2 million and $33.9 million increases during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of the rising interest rate environment during the three and six months ended June 30, 2023.

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

As of June 30, 2023, we had $10.2 million in cash, $39.6 million in restricted cash at MC Income Plus Financing SPV LLC (the “SPV”), $5.1 million in restricted cash at MC Income Plus Financing SPV II LLC (the “SPV II”), $13.6 million in restricted cash at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”). Additionally, we had $346.5 million debt outstanding on our Credit Facility, $150.0 million debt outstanding on our Term Loan, $306.0 million debt outstanding on our 2022 ABS, and $83.1 million debt outstanding on our Short-Term Borrowings (as defined below). We had $103.5 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on aggregate borrowings outstanding was 207% and 199%, respectively.

Cash Flows

For the six months ended June 30, 2023 and 2022, we experienced a net increase (decrease) in cash and restricted cash of $16.1 million and $39.1 million, respectively. For the six months ended June 30, 2023 and 2022, operating activities used $244.1 million and $144.5 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments and net investment income. During the six months ended June 30, 2023 and 2022, we generated $260.2 million and $183.6 million from financing activities, primarily as a result of net borrowings on our debt facilities and the proceeds from issuance of common stock, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of June 30, 2023 and December 31, 2022, we had 92,338,550 and 74,533,202 shares outstanding, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2023, totaled $24.2 million ($0.28 per share) and $42.8 million ($0.53 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2022 totaled $10.2 million ($0.20 per share) and $17.5 million ($0.40 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year.

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

Borrowings

The Company’s outstanding debt as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	As of June 30, 2023					As of December 31, 2022
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount		Principal
	Committed/		Amount	Carrying		Committed/		Amount	Carrying
	Outstanding (1)		Outstanding	Value		Outstanding (1)		Outstanding	Value
Credit Facility	$450,000		$346,500	$344,800	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	149,960		149,960	148,650	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	298,813	(5)	306,000	(4)	306,000	297,629	(5)
Short-Term Borrowings	83,088		83,088	83,088	(6)	—		—	—
Total	$989,048		$885,548	$875,351		$856,000		$763,400	$751,486
(1)	Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)	Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of June 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1.7 million and $2.5 million, respectively.
(3)	Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of June 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1.3 million and $1.0 million, respectively.
(4)	As of both June 30, 2023 and December 31, 2022, the Class C Senior Secured Notes and Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)	Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of June 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $7.2 million and $8.4 million, respectively.
(6)	Represents the aggregate principal amount outstanding of the Short-Term Borrowings (as defined below). As of June 30, 2023, the total unamortized debt issuance costs were zero.

Revolving Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2023 and December 31, 2022, the fair value of our investments held in the SPV as collateral for the Credit Facility was $759.7 million and $691.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of June 30, 2023 and December 31, 2022, we had outstanding borrowings under the Credit Facility of $346.5 million and $357.4 million, respectively.

On May 26, 2023, the Credit Facility was amended to, among other things, replace LIBOR with SOFR as the base rate. During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of June 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.0% and 6.9%, respectively.

Term Loan: On December 20, 2022, we entered into a senior term credit facility (the “Term Loan”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV II (the “SPV II”) as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature which allows the us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more additional lenders. On February 3, 2023, we increased the facility amount pursuant to the accordion feature of the Term Loan from $100.0 million of aggregate commitments to $155.0 million of aggregate commitments and we borrowed up to the new aggregate commitments under the Term Loan. As of June 30, 2023 and December 31, 2022, we had outstanding borrowings under the Term Loan of $150.0 million and $100.0 million, respectively. As of June 30, 2023 and December 31, 2022 the fair value of our investments held in SPV II as collateral for the Term Loan was $212.4 million and $141.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of June 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 6.7%, respectively.

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

Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “Class C Notes” and collectively with the Class A Notes and the Class B Notes, the “Secured 2022 Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). We retained all of the Class C Notes and the Subordinated 2022 Notes. The Class A Notes and the Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both June 30, 2023 and December 31, 2022, the Class C and Subordinated Notes were eliminated in consolidation.

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

As of June 30, 2023 and December 31, 2022, the fair value of our investments held in the 2022 Issuer as collateral was $417.2 million and $410.2 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments.

Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the Secured 2022 Notes and the distribution of remaining net interest income to the holders of the Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

Short-Term Borrowings: To finance the purchase of certain investments, we may enter into participation agreements for par/near par trades with a third-party counterparty, whereby we simultaneously agree to sell an investment and re-purchase the same investment back at a premium within a specified period of time, generally not to exceed 60-days from the date it was sold (each such transaction a “Short-Term Borrowing”). The amount, interest rate and terms of these Short-Term Borrowings are negotiated on a transaction-by transaction basis. Each transaction is secured by an interest in an underlying asset which is participated or assigned to the counterparty for the duration of the transaction.

We account for our Short-Term Borrowings as a type of secured borrowing under ASC Topic 860 – Transfers and Servicing and continue to present the participated investment as an asset and the obligation to repurchase the investment as a liability within debt on the consolidated statements of assets and liabilities. Interest income earned on investments participated under the Short-Term Borrowings and financing charges associated with the Short-Term Borrowings are included within interest income and interest and other debt financing expenses, respectively, on the consolidated statements of operations. Accrued interest receivable on investments and accrued financing charges on the Short-Term Borrowings are included within interest and dividend receivable and interest payable, respectively, on the consolidated statements of assets and liabilities.

As of June 30, 2023, we had $83.1 million Short-Term Borrowings with Macquarie Bank Limited (“Macquarie”). The carrying value of the participated investments under Short-Term Borrowings was $83.1 million as of June 30, 2023. As of June 30, 2023, the Short-Term Borrowings were accruing at a weighted average interest rate of 8.4%.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $289.2 million and $319.2 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility, make Short-Term Borrowings or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of June 30, 2023. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

(1)	As of December 31, 2022. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index, Bloomberg Barclays Indices for US IG Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)	Refinitiv LPC’s 4Q22 Sponsored Middle Market Private Deals Analysis – January 2023.

Recent Developments

Distributions: On July 6, 2023, the Board of Directors (the “Board”) declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
July 17, 2023	September 29, 2023	$0.09
August 15, 2023	September 29, 2023	0.09
September 15, 2023	September 29, 2023	0.09
Total regular dividends declared		$0.27

Additionally, on July 6, 2023, the Board also declared a supplemental dividend of $0.01 per share, to stockholders of record as of the close of business on July 17, 2023, payable on September 29, 2023.

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

As of June 30, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three and six months ended June 30, 2023, we reversed $0.7 million and $13 thousand, respectively, of previously accrued capital gains incentive fees based on the performance of our portfolio. During the three and six months ended June 30, 2022, we reversed $0.9 million and $0.6 million, respectively, of previously accrued capital gains incentive fees based on the performance of our portfolio and the reduction in the incentive fee rate.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to the rising inflation; and interest rate fluctuations.

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(4,192)	$(1,241)	$(2,951)
Up 100 basis points	17,421	5,232	12,189
Up 200 basis points	34,193	10,196	23,997
Up 300 basis points	50,966	15,161	35,805

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

Currency Risk

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of June 30, 2023, we had foreign currency forward contracts in place for CAD 33.2 million and AUD 59.1 million associated with future principal and interest payments on certain investments.

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Assumed Return on Our Portfolio
	(Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2) (3)	‑26.52%	‑16.29%	‑6.06%	4.17%	14.40%
(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $1.5 billion in total assets, $789.7 million in debt outstanding, of which $763.4 million is senior securities outstanding, $754.9 million in net assets and an average cost of funds of 5.79%, which was the weighted average interest rate of borrowings on our revolving credit facility, term loan credit facility, and ABS Notes as of December 31, 2022. The interest rates on our revolving credit facility and term loan credit facility are variable rates. Actual interest payments may be different.
(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total portfolio assets of at least 2.96%.

The interest rates of our revolving and term loan credit facilities and loans to our portfolio companies may be affected by the transition away from LIBOR as a benchmark reference for interest rates.

The London Interbank Offered Rate (“LIBOR”), is an index rate that has been historically used as a basic rate of interest in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced its intention to cease sustaining LIBOR, by the end of 2021. The ICE Benchmark Administration ceased providing overnight, one, three, six and twelve month USD LIBOR tenors immediately after June 30, 2023. In addition, the FCA now prohibits entities from using LIBORs, except in very limited circumstances.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated. In the United States, the SOFR is the preferred alternative rate for LIBOR.

Most of our new investments are indexed to SOFR; however, we have certain contracts that were indexed to LIBOR. Certain contracts already had provisions to orderly transition away from LIBOR to an alternative replacement rate; however, other contracts, were renegotiated and amended to replace LIBOR with an alternative reference rate. To the extent that any of our contracts do not have or were not amended to include adequate fallback provisions to replace LIBOR, these contracts were amended by operation of law to include a statutorily designated fallback to LIBOR pursuant to the Federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and rules thereunder. Under the Federal Reserve Board’s rules implementing certain provisions of the LIBOR Act (“Regulation ZZ”), on the LIBOR replacement date (the first London banking day after June 30, 2023), the Federal Reserve Board-selected benchmark replacement rate, based on SOFR and including any benchmark spread adjustment as provided by Regulation ZZ, automatically replaced references to overnight, one, three, six and twelve month USD LIBOR in all of our remaining contracts that did not mature before the LIBOR replacement date and did not contain adequate fallback language.

Following the replacement of LIBOR, some or all of our credit agreements with our portfolio companies may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Since SOFR is a relatively new market rate, there may be no established trading market for financial instruments when they are issued, and an established market may never develop or may not be liquid. Similarly, if SOFR does not prove to be widely used, the price of investments referencing SOFR may be lower than those of investments indexed to indices that are more widely used.

Transition away from LIBOR is complex and could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there can be no guarantee that SOFR or other LIBOR replacement rates will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in financial instruments referencing SOFR. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of SOFR or other LIBOR replacement rates could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for financial instruments referencing such replacement rates.

In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2023, we issued 8,321,086 shares of our common stock, par value $0.01 per share, at a price of $10.25 per share for proceeds of $85,291,130.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans.

For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the alternative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement. The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Amended and Restated Bylaws (4)

10.1

Fifth Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.
(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.
(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 21, 2023.
(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.
(5)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2023	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: August 11, 2023	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation