Form 10-Q
period 2023-09-30
Monroe Capital Income Plus Corp
filed 2023-11-13
CIK 1742313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 110,418,299 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$1,928,640	$1,429,808
Non-controlled affiliate company investments	45,493	39,188
Total investments, at fair value (amortized cost of: $1,971,360 and $1,465,352, respectively)	1,974,133	1,468,996
Cash	7,563	5,716
Restricted cash	72,354	46,488
Unrealized gain on foreign currency forward contracts	85	1,296
Interest and dividend receivable	28,555	12,656
Receivable for unsettled trades	3,341	—
Other assets	398	9,490
Total assets	2,086,429	1,544,642

LIABILITIES
Debt	931,469	763,400
Less: Unamortized deferred financing costs	(10,873)	(11,914)
Debt, less unamortized deferred financing costs	920,596	751,486
Interest payable	10,777	7,289
Payable for unsettled trades	—	13,690
Management fees payable	6,206	4,252
Incentive fees payable	4,937	3,304
Accounts payable and accrued expenses	12,139	9,705
Directors’ fees payable	22	—
Total liabilities	954,677	789,726
Net assets	$1,131,752	$754,916

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 300,000 and 100,000 shares authorized, respectively, 110,418 and 74,533 shares issued and outstanding, respectively	$110	$75
Capital in excess of par value	1,110,542	744,404
Accumulated undistributed (overdistributed) earnings	21,100	10,437
Total net assets	$1,131,752	$754,916

Net asset value per share	$10.25	$10.13

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$56,805	$20,586	$148,287	$52,191
Payment-in-kind interest income	1,767	1,902	5,500	3,536
Total investment income from non-controlled/non-affiliate company investments	58,572	22,488	153,787	55,727
Non-controlled affiliate company investments:
Interest income	640	329	1,837	680
Total investment income from non-controlled affiliate company investments	640	329	1,837	680
Total investment income	59,212	22,817	155,624	56,407

Operating expenses:
Interest and other debt financing expenses	16,261	4,979	41,416	12,961
Base management fees	6,206	3,285	16,435	8,759
Incentive fees	4,332	1,647	11,563	3,853
Professional fees	495	334	1,318	1,019
Administrative service fees	450	352	1,212	763
General and administrative expenses	273	186	1,335	700
Directors’ fees	23	22	69	59
Expenses before fee waivers	28,040	10,805	73,348	28,114
Base management fee waivers	—	—	—	(1,701)
Incentive fee waivers	—	(162)	—	(1,468)
Total operating expenses, net of fee waivers	28,040	10,643	73,348	24,945
Net investment income before income taxes	31,172	12,174	82,276	31,462
Income taxes, including excise taxes	150	1	534	2
Net investment income	31,022	12,173	81,742	31,460

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	38	—	(622)	(17)
Foreign currency forward contracts	(2)	39	1,739	84
Foreign currency and other transactions	(10)	(1)	166	(14)
Net realized gain (loss)	26	38	1,283	53

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(3,977)	(2,140)	(2,902)	(5,537)
Non-controlled/affiliate company investments	1,309	83	2,031	83
Foreign currency forward contracts	1,948	1,541	(1,211)	2,343
Foreign currency and other transactions	—	1	—	1
Net change in unrealized gain (loss)	(720)	(515)	(2,082)	(3,110)

Net gain (loss)	(694)	(477)	(799)	(3,057)

Net increase (decrease) in net assets resulting from operations	$30,328	$11,696	$80,943	$28,403

Per common share data:
Net investment income per share - basic and diluted	$0.31	$0.20	$0.92	$0.62
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.30	$0.19	$0.92	$0.56
Weighted average common shares outstanding - basic and diluted	100,971	60,572	88,407	50,597

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at June 30, 2022	56,348	$56	$561,229	$7,675	$568,960
Net investment income	—	—	—	12,173	12,173
Net realized gain (loss)	—	—	—	38	38
Net change in unrealized gain (loss)	—	—	—	(515)	(515)
Issuance of common stock	8,682	9	87,677	—	87,686
Repurchase of common stock	(139)	—	(1,406)	—	(1,406)
Distributions declared to stockholders	—	—	—	(11,839)	(11,839)
Stock issued in connection with dividend reinvestment plan	418	1	4,223	—	4,224
Balances at September 30, 2022	65,309	$66	$651,723	$7,532	$659,321

Balances at June 30, 2023	92,339	$92	$925,785	$18,216	$944,093
Net investment income	—	—	—	31,022	31,022
Net realized gain (loss)	—	—	—	26	26
Net change in unrealized gain (loss)	—	—	—	(720)	(720)
Issuance of common stock	17,653	18	180,404	—	180,422
Repurchase of common stock	(618)	(1)	(6,318)	—	(6,319)
Distributions declared to stockholders	—	—	—	(27,444)	(27,444)
Stock issued in connection with dividend reinvestment plan	1,044	1	10,671	—	10,672
Balances at September 30, 2023	110,418	$110	$1,110,542	$21,100	$1,131,752

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448
Net investment income	—	—	—	31,460	31,460
Net realized gain (loss)	—	—	—	53	53
Net change in unrealized gain (loss)	—	—	—	(3,110)	(3,110)
Issuance of common stock	28,878	29	292,121	—	292,150
Repurchase of common stock	(1,114)	(1)	(11,274)	—	(11,275)
Distributions declared to stockholders	—	—	—	(29,327)	(29,327)
Stock issued in connection with dividend reinvestment plan	980	1	9,921	—	9,922
Balances at September 30, 2022	65,309	$66	$651,723	$7,532	$659,321

Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916
Net investment income	—	—	—	81,742	81,742
Net realized gain (loss)	—	—	—	1,283	1,283
Net change in unrealized gain (loss)	—	—	—	(2,082)	(2,082)
Issuance of common stock	35,449	35	361,655	—	361,690
Repurchase of common stock	(2,189)	(3)	(22,317)	—	(22,320)
Distributions declared to stockholders	—	—	—	(70,280)	(70,280)
Stock issued in connection with dividend reinvestment plan	2,625	3	26,800	—	26,803
Balances at September 30, 2023	110,418	$110	$1,110,542	$21,100	$1,131,752

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$80,943	$28,403
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	622	17
Net realized (gain) loss on foreign currency forward contracts	(1,739)	(84)
Net realized (gain) loss on foreign currency and other transactions	(166)	14
Net change in unrealized (gain) loss on investments	871	5,454
Net change in unrealized (gain) loss on foreign currency forward contracts	1,211	(2,343)
Net change in unrealized (gain) loss on foreign currency and other transactions	—	(1)
Payment-in-kind interest income	(5,500)	(3,536)
Net accretion of discounts and amortization of premiums	(4,104)	(1,721)
Purchases of investments	(600,755)	(478,528)
Proceeds from principal payments and sale of investments and settlement of forward contracts	105,468	104,593
Amortization of deferred financing costs	3,831	1,621
Changes in operating assets and liabilities:
Interest and dividend receivable	(15,899)	(3,781)
Receivable for unsettled trades	(3,341)	—
Other assets	9,092	(1,639)
Interest payable	3,488	5,139
Payable for unsettled trades	(13,690)	43,915
Management fees payable	1,954	919
Incentive fees payable	1,633	550
Accounts payable and accrued expenses	2,434	3,334
Directors’ fees payable	22	22
Net cash provided by (used in) operating activities	(433,625)	(297,652)

Cash flows from financing activities:
Borrowings on 2022 ABS	—	306,000
Borrowings on 2023 ABS	185,850	—
Borrowings on Term Loan	55,000	—
Repayments of Term Loan	(9,691)	—
Borrowings on Credit Facility	610,000	492,400
Repayments of Credit Facility	(741,100)	(704,200)
Proceeds from Short-Term Borrowings	180,198	—
Repayments of Short-Term Borrowings	(112,188)	—
Payments of deferred financing costs	(2,790)	(9,477)
Proceeds from issuance of common stock	361,690	292,150
Repurchase of common stock	(22,320)	(11,275)
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $26,803 and $9,922, respectively	(43,477)	(19,405)
Net cash provided by (used in) financing activities	461,172	346,193

Net increase (decrease) in Cash and Restricted cash	27,547	48,541
Effect of foreign currency exchange rates	166	(13)
Cash and Restricted cash, beginning of period	52,204	13,971
Cash and Restricted cash, end of period	$79,917	$62,499

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$34,097	$6,201
Cash paid for income taxes, including excise taxes, during the period	$209	$68

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2023	December 31, 2022
Cash	$7,563	$5,716
Restricted cash	72,354	46,488
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$79,917	$52,204

	September 30, 2022	December 31, 2021
Cash	$4,652	$4,998
Restricted cash	57,847	8,973
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$62,499	$13,971

See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	P	3.25%	11.75%	5/2/2019	5/9/2026	1,632	$1,629	$1,029	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.49%	7/25/2019	7/25/2025	1,920	1,906	1,917	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.49%	12/24/2019	7/25/2025	1,002	995	1,001	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.49%	2/17/2021	7/25/2025	1,733	1,732	1,731	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.49%	6/15/2021	7/25/2025	1,016	1,002	1,015	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.49%	8/10/2021	7/25/2025	992	982	991	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	SF	6.10%	11.49%	7/25/2019	7/25/2025	316	210	210	0.0%
						8,611	8,456	7,894	0.7%
Automotive
Born To Run, LLC (~~) (~~~)	SF	6.26%	11.63%	4/1/2021	4/1/2027	8,820	8,705	6,845	0.6%
Born To Run, LLC (~~)	SF	6.26%	11.63%	4/1/2021	4/1/2027	1,201	1,201	932	0.1%
Burgess Point Purchaser Corporation (~)	SF	5.35%	10.67%	6/30/2022	7/25/2029	4,963	4,522	4,697	0.4%
Lifted Trucks Holdings, LLC (~~) (~~~)	SF	5.85%	11.10%	8/2/2021	8/2/2027	9,825	9,689	9,629	0.9%
Lifted Trucks Holdings, LLC (Revolver) (*)	SF	5.75%	11.14%	8/2/2021	8/2/2027	2,381	794	778	0.1%
Panda Acquisition, LLC (~)	SF	6.35%	11.74%	12/20/2022	10/18/2028	9,813	8,197	8,267	0.7%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	7/8/2022	12/14/2026	127	124	127	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	3/11/2020	12/14/2026	3,356	3,338	3,356	0.3%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	11/23/2021	12/14/2026	623	623	623	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	3/11/2020	12/14/2026	497	497	497	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	11/23/2021	12/14/2026	553	553	553	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.69%	11/23/2021	12/14/2026	709	709	709	0.1%
						42,868	38,952	37,013	3.3%
Banking
MV Receivables II, LLC (<)	SF	9.75%	15.08%	7/29/2021	7/29/2026	10,125	9,672	10,021	0.9%
StarCompliance MidCo, LLC (~~~~)	SF	6.85%	12.24%	5/31/2023	1/12/2027	385	376	382	0.0%
StarCompliance MidCo, LLC (~~)	SF	6.85%	12.24%	1/12/2021	1/12/2027	3,000	2,964	2,981	0.3%
StarCompliance MidCo, LLC (~~)	SF	6.85%	12.24%	10/12/2021	1/12/2027	503	496	500	0.0%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.85%	12.24%	1/12/2021	1/12/2027	484	285	284	0.0%
						14,497	13,793	14,168	1.2%
Beverage, Food & Tobacco
Alphia Inc. (~)	P	5.00%	13.50%	7/13/2023	3/16/2026	7,968	7,968	7,958	0.7%
LVF Holdings, Inc. (~)	SF	6.15%	11.54%	6/10/2021	6/10/2027	3,430	3,383	3,344	0.3%
LVF Holdings, Inc. (~)	SF	6.15%	11.54%	6/10/2021	6/10/2027	3,283	3,283	3,200	0.3%
LVF Holdings, Inc. (Revolver) (*)	SF	6.15%	11.54%	6/10/2021	6/10/2027	554	—	—	0.0%
LX/JT Intermediate Holdings, Inc. (~~~)	SF	6.10%	11.42%	3/11/2020	3/11/2025	3,236	3,213	3,220	0.3%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.10%	11.42%	3/11/2020	3/11/2025	500	—	—	0.0%
Project Cloud Holdings, LLC (~)	SF	6.60%	11.92%	6/14/2023	3/31/2029	12,000	12,000	12,090	1.1%
Sabrosura Foods, LLC et al (~) (~~)	SF	5.60%	10.92%	10/18/2019	10/18/2024	4,587	4,564	4,522	0.4%
Sabrosura Foods, LLC et al (~)	SF	5.65%	11.02%	10/18/2019	10/18/2024	259	259	256	0.0%
Sabrosura Foods, LLC et al (Revolver)	SF	5.60%	10.92%	10/18/2019	10/18/2024	1,286	1,286	1,268	0.1%
						37,103	35,956	35,858	3.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Capital Equipment
			12.04	% Cash/
Adept AG Holdings, LLC (~~~)	SF	7.15%	0.50	% PIK	8/11/2022	8/11/2027	6,438	$6,333	$6,191	0.5%
			12.29	% Cash/
Adept AG Holdings, LLC (~) (<) (a)	SF	7.40%	0.50	% PIK	8/11/2022	8/11/2027	10,693	10,609	10,363	0.9%
			12.04	% Cash/
Adept AG Holdings, LLC (~~~)	SF	7.15%	0.50	% PIK	8/11/2022	8/11/2027	1,613	1,613	1,552	0.1%
			12.17	% Cash/
Adept AG Holdings, LLC (Revolver) (<) (*) (a)	SF	7.35%	0.50	% PIK	8/11/2022	8/11/2027	1,077	1,055	1,021	0.1%
			11.92	% Cash/
Adept AG Holdings, LLC (Revolver)	SF	7.10%	0.50	% PIK	8/11/2022	8/11/2027	1,301	1,301	1,251	0.1%
CGI Automated Manufacturing, LLC (~)	SF	7.11%	12.43%		9/9/2022	12/17/2026	8,775	8,565	8,654	0.8%
CGI Automated Manufacturing, LLC (~)	SF	7.11%	12.43%		9/30/2022	12/17/2026	5,584	5,471	5,507	0.5%
CGI Automated Manufacturing, LLC (~)	SF	7.11%	12.43%		9/9/2022	12/17/2026	10,684	10,428	10,537	0.9%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.26%	11.65%		2/28/2020	11/28/2025	7,699	7,635	7,699	0.7%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.26%	11.65%		12/29/2021	11/28/2025	2,354	2,326	2,366	0.2%
MCP Shaw Acquisitionco, LLC (~~~)	SF	6.26%	11.65%		12/29/2021	11/28/2025	774	774	778	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.26%	11.65%		2/28/2020	11/28/2025	1,427	—	—	0.0%
Specialty Manufacturing Buyer, LLC (~~~~~)	SF	6.76%	12.09%		6/30/2023	6/30/2028	16,000	15,611	16,000	1.4%
Specialty Manufacturing Buyer, LLC (Delayed Draw) (*) (**)	SF	6.76%	12.09%		6/30/2023	6/30/2028	6,004	—	—	0.0%
Specialty Manufacturing Buyer, LLC (Revolver) (*)	SF	6.76%	12.09%		6/30/2023	6/30/2028	3,002	—	—	0.0%
							83,425	71,721	71,919	6.3%
Chemicals, Plastics & Rubber
PHM Netherlands Midco B.V. (~) (<) (b)	SF	4.76%	10.13%		4/4/2023	7/31/2026	756	739	626	0.1%
							756	739	626	0.1%
Construction & Building
MEI Buyer LLC (~~~~~)	SF	6.50%	11.82%		6/30/2023	6/29/2029	25,608	24,854	25,794	2.3%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.82%		6/30/2023	6/29/2029	4,054	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.82%		6/30/2023	6/29/2029	5,253	—	—	0.0%
			13.07	% Cash/
Premier Roofing L.L.C. (~)	SF	8.65%	1.00	% PIK	8/31/2020	8/29/2025	3,073	3,048	3,051	0.3%
			13.07	% Cash/
Premier Roofing L.L.C. (Revolver) (*)	SF	8.65%	1.00	% PIK	8/31/2020	8/29/2025	1,207	972	965	0.1%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.61%	10.93%		4/19/2021	4/17/2026	4,399	4,355	4,399	0.4%
TCFIII Owl Buyer LLC (~~~)	SF	5.61%	10.93%		4/19/2021	4/17/2026	5,371	5,371	5,371	0.4%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.61%	10.93%		12/17/2021	4/17/2026	4,820	4,766	4,820	0.4%
							53,785	43,366	44,400	3.9%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.90%	11.27%		8/3/2021	8/3/2026	11,486	11,345	11,285	1.0%
Independence Buyer, Inc. (Revolver) (*)	SF	5.90%	11.27%		8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	SF	6.85%	12.18%		8/4/2021	8/4/2026	5,198	5,133	5,114	0.5%
Recycled Plastics Industries, LLC (Revolver) (*)	SF	6.85%	12.18%		8/4/2021	8/4/2026	743	—	—	0.0%
Snap One Holdings Corp. (~) (<)	SF	4.65%	10.04%		4/3/2023	12/8/2028	6,044	5,690	5,868	0.5%
							26,435	22,168	22,267	2.0%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~) (~~~) (~~~~)	SF	6.36%	11.69%		5/18/2021	5/18/2026	13,720	13,557	13,631	1.2%
Arizona Natural Resources, LLC (~~~~)	SF	6.36%	11.69%		12/15/2021	5/18/2026	2,519	2,486	2,502	0.2%
Arizona Natural Resources, LLC (~)	SF	6.36%	11.69%		8/12/2022	5/18/2026	6,832	6,730	6,788	0.6%
Arizona Natural Resources, LLC (~~)	SF	6.36%	11.69%		8/12/2022	5/18/2026	2,950	2,950	2,931	0.2%
Arizona Natural Resources, LLC (Revolver) (*)	SF	6.36%	11.69%		5/18/2021	5/18/2026	2,222	1,778	1,766	0.2%
PetIQ, LLC (~) (<)	SF	4.25%	9.84%		5/10/2023	4/13/2028	9,506	9,086	9,363	0.8%
			12.21	% Cash/
The Kyjen Company, LLC (~) (~~)	SF	7.75%	1.00	% PIK	5/14/2021	4/3/2026	2,963	2,945	2,938	0.3%
The Kyjen Company, LLC	SF	7.50%	12.96	% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
			12.21	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	1.00	% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC (~~) (~~~~)	SF	7.26%	12.65%		12/18/2020	12/18/2026	4,865	4,823	4,087	0.4%
							45,895	44,358	44,009	3.9%
Containers, Packaging & Glass
B2B Industrial Products LLC (~) (~~~)	SF	6.90%	12.27%		12/6/2022	10/7/2026	9,925	9,721	9,796	0.8%
B2B Industrial Products LLC (~)	P	5.75%	14.25%		4/4/2023	10/7/2026	2,297	2,245	2,267	0.2%
Polychem Acquisition, LLC (~)	SF	5.11%	10.43%		4/8/2019	3/17/2025	1,910	1,908	1,910	0.2%
							14,132	13,874	13,973	1.2%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	SF	4.75%	10.26%		3/18/2021	3/17/2028	2,231	2,223	2,205	0.2%
							2,231	2,223	2,205	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	SF	6.61%	11.94%		10/19/2020	10/20/2025	854	$808	$854	0.1%
Quest Resource Management Group, LLC (~~~)	SF	6.61%	11.94%		10/19/2020	10/20/2025	938	938	938	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	SF	6.61%	11.94%		12/7/2021	10/20/2025	3,335	3,296	3,319	0.3%
Quest Resource Management Group, LLC (~~)	SF	6.61%	11.94%		12/7/2021	10/20/2025	336	336	335	0.0%
Trilon Group, LLC (~~~)	SF	6.25%	11.77%		10/28/2022	5/25/2029	5,473	5,337	5,451	0.5%
Trilon Group, LLC (~~) (~~~~)	SF	6.40%	11.67%		10/28/2022	5/25/2029	4,378	4,378	4,360	0.4%
Trilon Group, LLC	SF	6.40%	11.80%		9/12/2023	5/25/2029	1,088	1,055	1,084	0.1%
Trilon Group, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.67%		9/12/2023	5/25/2029	1,253	—	—	0.0%
Trilon Group, LLC (Revolver) (*)	SF	6.40%	11.67%		9/12/2023	5/25/2029	413	—	—	0.0%
Volt Bidco, Inc. (~~)	SF	7.00%	12.39%		8/11/2021	8/11/2027	9,136	9,003	9,136	0.8%
Volt Bidco, Inc.	SF	7.00%	12.39	% PIK	8/11/2021	8/11/2027	1,721	1,721	1,721	0.1%
Volt Bidco, Inc. (Revolver) (*)	SF	7.00%	12.39%		8/11/2021	8/11/2027	956	—	—	0.0%
							29,881	26,872	27,198	2.4%
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	12.64%		10/19/2022	10/19/2028	10,000	9,780	10,100	0.9%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.64%		10/19/2022	10/19/2028	1,000	—	—	0.0%
Bench Walk Lead, LLC (<)	SF	9.50%	14.89%		6/9/2023	6/14/2027	29,600	29,333	29,600	2.6%
Bench Walk Lead, LLC (Delayed Draw) (<) (*) (**)	SF	9.50%	14.89%		6/9/2023	6/14/2027	2,400	400	400	0.0%
			11.43	% Cash/
Exiger LLC (~~)	SF	8.10%	2.00	% PIK	9/30/2021	9/30/2027	14,336	14,132	14,336	1.3%
			11.43	% Cash/
Exiger LLC (~~)	SF	8.10%	2.00	% PIK	8/26/2022	9/30/2027	2,001	1,960	2,001	0.2%
			11.43	% Cash/
Exiger LLC (~~)	SF	8.10%	2.00	% PIK	9/30/2021	9/30/2027	4,287	4,287	4,287	0.4%
			11.43	% Cash/
Exiger LLC (Delayed Draw) (*) (**)	SF	8.10%	2.00	% PIK	8/26/2022	9/30/2027	7,012	2,084	2,084	0.2%
			11.43	% Cash/
Exiger LLC (Revolver) (*)	SF	8.10%	2.00	% PIK	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.75%	11.78%		8/19/2022	8/18/2028	13,000	12,780	12,886	1.1%
GC Champion Acquisition LLC (~)	SF	6.25%	11.28%		8/19/2022	8/18/2028	3,611	3,611	3,580	0.3%
GC Champion Acquisition LLC (Revolver) (~)	SF	6.50%	11.87%		8/1/2023	8/18/2028	10,833	10,512	10,833	1.0%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00%		4/29/2022	4/28/2028	7,600	456	456	0.0%
J2 BWA Funding LLC (Revolver) (<) (*)	n/a	n/a	10.00%		12/14/2020	12/24/2026	2,850	1,627	1,606	0.1%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	SF	8.25%	13.58%		6/8/2023	4/1/2026	30,440	31,770	30,593	2.7%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.85%	11.17%		12/28/2022	12/28/2028	2,978	2,910	2,974	0.3%
TEAM Public Choices, LLC (~)	SF	5.25%	10.75%		8/23/2022	12/17/2027	4,526	4,335	4,461	0.4%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	2,093	2,093	2,081	0.2%
W3 Monroe RE Debt LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00	% PIK	3/31/2023	2/4/2028	81	49	49	0.0%
							150,048	132,119	132,327	11.7%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	SF	6.15%	11.54%		9/23/2022	12/2/2026	9,916	9,679	9,752	0.9%
Simplicity Financial Marketing Group Holdings Inc.	SF	6.15%	11.54%		9/23/2022	12/2/2026	14,153	14,153	13,919	1.2%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	SF	6.15%	11.54%		9/23/2022	12/2/2026	761	—	—	0.0%
							24,830	23,832	23,671	2.1%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	SF	14.50%	19.83	% PIK	7/15/2020	7/15/2024	1,000	997	997	0.1%
Avison Young (USA) Inc. (~~~) (<) (***) (b)	SF	6.76%	12.15%		4/26/2019	1/30/2026	1,915	1,908	759	0.1%
Avison Young (USA) Inc. (~~~) (<) (***) (b)	SF	7.00%	12.63%		9/1/2022	1/30/2026	4,143	3,921	1,642	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.58%		5/3/2022	4/30/2025	13,500	13,341	13,568	1.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.58%		5/3/2022	4/30/2025	1,380	1,380	1,387	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	13.57%		5/3/2022	4/30/2025	6,763	4,216	4,216	0.4%
InsideRE, LLC (~~) (~~~)	SF	5.65%	11.04%		12/22/2021	12/22/2027	7,371	7,260	7,371	0.6%
InsideRE, LLC (~~~~)	SF	5.65%	11.04%		12/22/2021	12/22/2027	2,864	2,864	2,864	0.3%
InsideRE, LLC (Revolver) (*)	SF	5.65%	11.04%		12/22/2021	12/22/2027	965	—	—	0.0%
Lessen Inc.	SF	8.50%	13.89%		1/5/2023	1/5/2028	8,000	7,707	7,850	0.7%
							47,901	43,594	40,654	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc. (~) (~~~~)	SF	6.25%	11.64%		6/7/2023	6/7/2029	9,975	$9,734	$9,955	0.9%
Animal Dermatology Group, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.64%		6/7/2023	6/7/2029	3,750	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver) (*)	SF	6.25%	11.64%		6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC (~~)	SF	6.90%	12.15%		5/6/2021	5/6/2027	6,451	6,364	6,451	0.6%
Appriss Health, LLC (Revolver) (*)	SF	6.90%	12.15%		5/6/2021	5/6/2027	433	—	—	0.0%
Avalign Technologies, Inc. (~)	SF	4.60%	9.92%		7/10/2023	12/22/2025	9,830	9,405	9,215	0.8%
Bluesight, Inc. (~~~~) (~~~~~)	SF	7.25%	12.57%		7/17/2023	7/17/2029	30,000	29,110	29,100	2.6%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.57%		7/17/2023	7/17/2029	2,609	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	SF	6.65%	11.90%		2/12/2021	2/12/2026	2,798	2,760	2,798	0.2%
Caravel Autism Health, LLC (~)	SF	5.76%	11.01%		6/30/2021	6/30/2027	8,039	7,930	7,877	0.7%
Caravel Autism Health, LLC (~)	SF	5.76%	11.01%		6/30/2021	6/30/2027	2,233	2,233	2,188	0.2%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.01%		6/30/2021	6/30/2027	2,030	790	774	0.1%
Dorado Acquisition, Inc. (~) (~~) (~~~~)	SF	6.60%	11.93%		6/30/2021	6/30/2026	13,720	13,551	13,377	1.2%
Dorado Acquisition, Inc. (~) (~~~)	SF	6.65%	11.90%		11/27/2022	6/30/2026	11,371	11,143	11,087	1.0%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.93%		6/30/2021	6/30/2026	1,670	—	—	0.0%
Golden State Buyer, Inc. (~) (~~~)	SF	4.75%	10.18%		8/25/2022	6/19/2026	9,894	9,592	9,622	0.9%
HAH Group Holding Company LLC (~)	SF	5.00%	10.42%		5/19/2023	10/29/2027	2,883	2,813	2,855	0.2%
HAH Group Holding Company LLC (~)	SF	5.00%	10.42%		5/19/2023	10/29/2027	760	740	753	0.1%
HAH Group Holding Company LLC (~)	SF	5.00%	10.42%		5/19/2023	10/29/2027	365	365	361	0.0%
			8.99	% Cash/
INH Buyer, Inc. (~)	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028	5,011	4,975	4,875	0.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (~)	SF	7.00%	12.37%		2/1/2023	2/1/2029	9,975	9,703	9,975	0.9%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	7.00%	12.37%		2/1/2023	2/1/2029	3,404	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	7.00%	12.37%		2/1/2023	2/1/2029	1,626	488	488	0.0%
LSCS Holdings, Inc. (~)	SF	4.61%	9.93%		5/24/2023	12/15/2028	2,985	2,898	2,948	0.3%
NationsBenefits, LLC (~)	SF	7.00%	12.43%		8/20/2021	8/26/2027	12,036	11,881	12,133	1.1%
NationsBenefits, LLC (~)	SF	7.00%	12.43%		8/26/2022	8/26/2027	14,343	14,343	14,459	1.3%
NationsBenefits, LLC	SF	7.00%	12.43%		8/26/2022	8/26/2027	15,550	15,550	15,676	1.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	12.43%		8/20/2021	8/26/2027	6,805	2,722	2,722	0.2%
NQ PE Project Colosseum Midco Inc. (~) (~~~) (~~~~)	SF	5.65%	11.04%		10/4/2022	10/4/2028	14,491	14,238	14,635	1.3%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	11.04%		10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	11.04%		10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~) (~~~~)	SF	5.85%	11.24%		12/14/2022	11/16/2028	9,950	9,729	10,050	0.9%
OIS Management Services, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.24%		12/14/2022	11/16/2028	3,839	1,393	1,407	0.1%
OIS Management Services, LLC (Revolver) (*)	SF	5.85%	11.24%		12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc. (~~)	SF	6.35%	11.72%		9/19/2019	12/15/2027	4,550	4,531	4,550	0.4%
QF Holdings, Inc. (~~)	SF	6.35%	11.72%		12/15/2021	12/15/2027	4,368	4,319	4,368	0.4%
QF Holdings, Inc. (~~)	SF	6.35%	11.72%		9/19/2019	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (~~)	SF	6.35%	11.72%		8/21/2020	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (Revolver) (*)	SF	6.35%	11.72%		9/19/2019	12/15/2027	1,092	400	400	0.0%
SCP Eye Care Holdco, LLC (~) (~~~~)	SF	5.75%	11.18%		10/7/2022	10/5/2029	9,185	8,937	8,818	0.8%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.17%		10/7/2022	10/5/2029	8,040	3,807	3,655	0.3%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.75%	11.17%		10/7/2022	10/5/2029	1,442	745	692	0.1%
Seran BioScience, LLC (~~) (~~~)	SF	6.25%	11.50%		12/31/2020	7/8/2027	1,950	1,931	1,940	0.2%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.70%		8/21/2023	7/8/2027	1,156	—	—	0.0%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.70%		7/8/2022	7/8/2027	2,210	2,032	2,022	0.2%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.50%		12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~)	SF	5.60%	10.93%		7/21/2023	12/30/2026	152	152	143	0.0%
SIP Care Services, LLC (~) (~~)	SF	5.60%	10.93%		12/30/2021	12/30/2026	3,743	3,690	3,514	0.3%
SIP Care Services, LLC (Delayed Draw) (*) (**)	SF	5.60%	10.93%		12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	SF	5.60%	10.93%		12/30/2021	12/30/2026	760	228	214	0.0%
Sound Inpatient Physicians, Inc. (~)	SF	3.26%	8.63%		10/12/2022	6/27/2025	2,792	2,354	1,291	0.1%
TigerConnect, Inc. (~~)	SF	6.75%	12.27%		2/16/2022	2/16/2028	10,000	9,845	9,800	0.9%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.75%	12.27%		2/16/2022	2/16/2028	750	364	357	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.75%	12.27%		2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (~~)	SF	6.85%	12.27%		8/28/2019	1/18/2028	5,000	4,979	5,013	0.4%
WebPT, Inc. (Revolver) (*)	SF	6.85%	12.30%		8/28/2019	1/18/2028	521	89	89	0.0%
			9.52	% Cash/
Whistler Parent Holdings III, Inc. (~~)	SF	8.90%	4.75	% PIK	6/3/2022	6/2/2028	21,000	20,639	20,801	1.8%
			9.52	% Cash/
Whistler Parent Holdings III, Inc.	SF	8.90%	4.75	% PIK	6/3/2022	6/2/2028	263	262	260	0.0%
			9.52	% Cash/
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	4.75	% PIK	6/3/2022	6/2/2028	2,625	2,625	2,600	0.2%
							315,793	268,199	268,128	23.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Acquia Inc. (~~)	L	7.00%	12.34%		11/1/2019	10/31/2025	15,429	$15,275	$15,429	1.4%
Acquia Inc. (Revolver) (*)	SF	7.25%	12.72%		11/1/2019	10/31/2025	588	289	289	0.0%
			14.65	% Cash/
Amelia Holding II, LLC (~~~~)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	10,062	9,796	10,062	0.9%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	9.26%	14.65%		12/21/2022	12/21/2027	3,333	1,467	1,467	0.1%
			14.65	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
Arcstor Midco, LLC (Delayed Draw) (*) (**) (***)	SF	8.10%	13.42	% PIK	8/29/2023	3/16/2027	413	277	285	0.0%
BTRS Holdings Inc. (~~~~)	SF	8.00%	13.41%		12/16/2022	12/15/2028	10,000	9,727	10,000	0.9%
BTRS Holdings Inc. (Delayed Draw) (*) (**)	SF	8.00%	13.41%		12/16/2022	12/15/2028	845	310	310	0.0%
BTRS Holdings Inc. (Revolver) (*)	SF	8.00%	13.41%		12/16/2022	12/15/2028	1,067	—	—	0.0%
Drawbridge Partners, LLC (~~)	SF	7.00%	12.39%		9/1/2022	9/1/2028	15,000	14,742	14,891	1.3%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.39%		9/1/2022	9/1/2028	4,370	1,962	1,947	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	12.39%		9/1/2022	9/1/2028	2,609	—	—	0.0%
Fueled Digital Media, LLC (~~~)	SF	6.11%	11.44%		11/1/2022	11/1/2027	5,724	5,602	5,781	0.5%
Fueled Digital Media, LLC (~)	SF	6.11%	11.43%		11/1/2022	11/1/2027	504	504	509	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	11.43%		11/1/2022	11/1/2027	807	303	303	0.0%
Matrix Parent, Inc. (~) (~~~)	SF	5.00%	10.54%		11/2/2022	3/1/2029	2,475	2,274	1,706	0.2%
Medallia, Inc. (~~)	SF	6.10%	11.42	% PIK	8/15/2022	10/27/2028	11,770	11,582	11,823	1.0%
Mindbody, Inc. (~~)	SF	7.15%	12.52%		2/15/2019	2/14/2025	1,867	1,857	1,865	0.2%
Mindbody, Inc. (~~)	SF	7.15%	12.52%		9/22/2021	2/14/2025	5,194	5,194	5,186	0.4%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.52%		2/15/2019	2/14/2025	190	—	—	0.0%
Oranje Holdco, Inc. (~) (~~~~)	SF	7.75%	13.12%		2/1/2023	2/1/2029	14,000	13,681	14,000	1.2%
Oranje Holdco, Inc. (Revolver) (*)	SF	7.75%	13.12%		2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC (~) (~~~~)	SF	8.25%	13.60%		12/13/2022	12/16/2027	5,640	5,495	5,640	0.5%
Optomi, LLC (~~) (~~~~)	SF	5.50%	10.85%		12/16/2021	12/16/2027	13,298	13,099	12,998	1.1%
Optomi, LLC (Revolver) (*)	SF	5.50%	10.85%		12/16/2021	12/16/2027	3,189	—	—	0.0%
Securly, Inc. (~~)	SF	7.10%	12.47%		4/20/2022	4/22/2027	3,702	3,645	3,675	0.3%
Securly, Inc. (~~)	SF	7.10%	12.49%		4/22/2021	4/22/2027	8,400	8,288	8,337	0.7%
Securly, Inc. (~~)	SF	7.10%	12.52%		4/22/2021	4/22/2027	1,938	1,938	1,924	0.2%
Securly, Inc. (Delayed Draw) (*) (**)	SF	7.10%	12.52%		4/20/2022	4/22/2027	2,585	1,984	1,969	0.2%
Securly, Inc. (Revolver)	SF	7.10%	12.52%		4/22/2021	4/22/2027	969	969	962	0.1%
Sparq Holdings, Inc. (~~)	SF	6.25%	11.64%		6/16/2023	6/15/2029	1,995	1,937	1,995	0.2%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.64%		6/16/2023	6/15/2029	444	—	—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.64%		6/16/2023	6/15/2029	409	—	—	0.0%
Transact Holdings Inc. (~)	SF	4.25%	9.68%		4/18/2019	4/30/2026	712	707	714	0.1%
Unanet, Inc. (~~) (~~~~)	SF	6.00%	11.35%		12/9/2022	12/8/2028	22,000	21,604	22,110	2.0%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.00%	11.35%		12/9/2022	12/8/2028	6,947	—	—	0.0%
Unanet, Inc. (Revolver) (*)	SF	6.00%	11.35%		12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	10.57%		8/17/2022	6/29/2029	20,942	19,712	19,849	1.8%
							204,150	174,220	176,026	15.5%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~~) (~~~) (~~~~)	SF	5.60%	10.93%		11/24/2021	11/24/2026	17,730	17,490	17,730	1.6%
95 Percent Buyer, LLC (Revolver) (*)	SF	5.60%	10.93%		11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	5.85%	11.18%		10/21/2022	10/20/2028	4,975	4,865	4,944	0.4%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	5.85%	11.18%		10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	5.85%	11.18%		10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~) (~~)	SF	5.60%	10.99%		10/11/2022	7/1/2027	29,250	28,642	29,031	2.6%
Destination Media, Inc.	SF	7.25%	12.54%		6/21/2023	6/21/2028	6,484	6,265	6,505	0.6%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.15%	12.56%		6/21/2023	6/21/2028	3,250	186	186	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.15%	12.56%		6/21/2023	6/21/2028	670	—	—	0.0%
Madison Logic Holdings, Inc. (~)	SF	7.00%	12.39%		12/30/2022	12/29/2028	13,930	13,549	13,958	1.2%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	12.39%		12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.99%		10/30/2020	10/30/2025	2,431	2,408	2,390	0.2%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.99%		3/12/2021	10/30/2025	704	704	692	0.1%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.60%	11.99%		9/3/2021	10/30/2025	1,423	1,423	1,399	0.1%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.25%	11.44%		7/29/2022	10/30/2025	2,572	2,546	2,518	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.44%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver)	SF	6.60%	12.00%		10/30/2020	10/30/2025	416	416	409	0.0%
			11.79	% Cash/
NTM Acquisition Corp. (~~~)	SF	7.40%	1.00	% PIK	4/18/2019	6/7/2024	4,219	4,219	4,050	0.4%
Really Great Reading Company, Inc. (~) (~~~~)	SF	5.75%	11.20%		12/9/2022	12/9/2028	11,940	11,670	12,059	1.1%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	5.75%	11.20%		12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	5.75%	11.20%		12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~~) (~~~~)	SF	6.00%	11.43%		11/20/2020	11/20/2025	1,950	1,932	1,944	0.2%
Relevate Health Group, LLC (~~~) (~~~~)	SF	6.00%	11.43%		3/28/2022	11/20/2025	5,197	5,131	5,182	0.5%
Relevate Health Group, LLC (~~~)	SF	6.00%	11.43%		11/20/2020	11/20/2025	872	872	870	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	6.00%	11.43%		11/20/2020	11/20/2025	789	—	—	0.0%
Renaissance Holding Corp. (~)	SF	4.75%	10.07%		3/16/2023	4/5/2030	7,500	7,286	7,453	0.6%
Spherix Global Inc. (~) (~~)	SF	8.36%	13.69%		12/22/2021	12/22/2026	4,433	4,379	4,327	0.4%
Spherix Global Inc. (Revolver) (*)	SF	8.36%	13.69%		12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~~) (~~~)	SF	6.00%	11.43%		1/28/2020	1/28/2025	5,985	5,939	5,985	0.5%
XanEdu Publishing, Inc. (~~~)	SF	6.00%	11.43%		8/31/2022	1/28/2025	2,379	2,344	2,385	0.2%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.00%	11.43%		1/28/2020	1/28/2025	977	—	—	0.0%
							140,949	122,266	124,017	11.0%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	SF	8.26%	13.66%		9/8/2023	1/31/2028	86	$86	$86	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	SF	8.26%	13.63%		7/31/2023	1/31/2028	147	147	147	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	SF	8.26%	13.63%		7/31/2023	1/31/2028	486	486	486	0.1%
							719	719	719	0.1%
Media: Diversified & Production
Bonterra LLC (~~) (~~~~)	SF	7.25%	12.64%		9/8/2021	9/8/2027	19,042	18,848	18,614	1.6%
Bonterra LLC	SF	8.00%	13.39	% PIK	9/28/2023	9/8/2027	2,603	2,564	2,603	0.2%
Bonterra LLC (Revolver) (*)	SF	7.25%	12.64%		9/8/2021	9/8/2027	1,814	—	—	0.0%
Chess.com, LLC (~~) (~~~)	SF	6.60%	11.99%		12/31/2021	12/31/2027	12,805	12,611	12,709	1.1%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.99%		12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.68%		2/28/2019	2/28/2025	1,000	998	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.68%		2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	12.37%		9/27/2022	2/28/2025	318	314	318	0.0%
Crownpeak Technology, Inc. (~~~~)	SF	7.25%	12.68%		9/27/2022	2/28/2025	833	833	833	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.35%	12.67%		2/28/2019	2/28/2025	125	17	17	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~)	SF	5.76%	11.13%		11/28/2022	12/20/2024	2,723	2,497	1,991	0.2%
Sports Operating Holdings II, LLC (~)	SF	5.85%	11.17%		11/3/2022	11/3/2027	4,950	4,844	4,975	0.4%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.17%		11/3/2022	11/3/2027	3,998	403	405	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.17%		11/3/2022	11/3/2027	865	—	—	0.0%
			12.38	% Cash/
Streamland Media MidCo LLC (~) (~~)	SF	7.25%	0.50	% PIK	8/26/2019	12/31/2024	1,959	1,952	1,952	0.2%
			12.38	% Cash/
Streamland Media MidCo LLC (~)	SF	7.25%	0.50	% PIK	3/7/2022	12/31/2024	531	524	528	0.1%
							54,994	46,420	45,960	4.0%
Services: Business
Aduro Advisors, LLC (~) (~~~~)	SF	6.25%	11.57%		5/26/2023	5/26/2028	8,479	8,275	8,542	0.7%
Aduro Advisors, LLC (Revolver)	SF	6.25%	11.57%		5/26/2023	5/26/2028	944	944	944	0.1%
Aduro Advisors, LLC (Revolver)	SF	6.25%	11.57%		5/26/2023	5/26/2028	1,889	1,889	1,889	0.2%
Aperture Companies, LLC (~~) (~~~)	SF	6.35%	11.68%		12/31/2021	12/31/2026	14,775	14,569	14,316	1.3%
Aperture Companies, LLC (~~)	SF	6.35%	11.68%		12/31/2021	12/31/2026	4,294	4,294	4,160	0.4%
Aperture Companies, LLC (Revolver) (*)	SF	6.35%	11.68%		12/31/2021	12/31/2026	1,347	—	—	0.0%
			8.95	% Cash/
Aras Corporation (~) (~~~~)	SF	6.90%	3.25	% PIK	4/13/2021	4/13/2027	4,797	4,745	4,833	0.4%
Aras Corporation (Revolver) (*)	P	5.50%	14.00%		4/13/2021	4/13/2027	325	238	238	0.0%
Argano, LLC (~)	SF	6.60%	11.93%		4/18/2023	4/14/2025	1,203	1,187	1,212	0.1%
Argano, LLC (~~) (~~~)	SF	5.60%	10.93%		6/10/2021	6/10/2026	8,918	8,812	8,784	0.8%
Argano, LLC (~) (~~~)	SF	5.60%	10.93%		6/10/2021	6/10/2026	3,949	3,949	3,889	0.3%
Argano, LLC (~) (~~~~)	SF	5.60%	10.93%		10/7/2022	6/10/2026	686	670	676	0.1%
Argano, LLC (~~~~)	SF	5.60%	10.93%		3/16/2022	6/10/2026	4,721	4,721	4,650	0.4%
Argano, LLC (Revolver)	SF	5.60%	10.93%		6/10/2021	6/10/2026	965	965	950	0.1%
Cosmos Bidco, Inc. (~~~~)	SF	6.75%	12.16%		9/15/2023	9/14/2029	36,000	35,105	35,100	3.1%
Cosmos Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.75%	12.16%		9/15/2023	9/14/2029	6,750	—	—	0.0%
Cosmos Bidco, Inc. (Revolver) (*)	SF	6.75%	12.16%		9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC (Revolver) (~) (~~~~)	SF	6.50%	11.90%		8/29/2023	8/29/2029	20,000	19,505	19,500	1.7%
E-Discovery Acquireco, LLC (Revolver) (*)	SF	6.50%	11.90%		8/29/2023	8/29/2029	1,818	—	—	0.0%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	SF	6.85%	12.24%		9/21/2021	9/21/2027	16,535	16,311	16,535	1.4%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (b)	SF	6.85%	12.24%		9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (<) (*) (**) (b)	SF	6.85%	12.24%		5/4/2023	9/21/2027	2,063	1,098	1,098	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (b)	SF	6.85%	12.24%		9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~) (~~~~)	SF	6.10%	11.42%		12/8/2022	12/8/2027	12,903	12,594	13,031	1.2%
Edustaff, LLC (Revolver) (*)	SF	6.10%	11.42%		12/8/2022	12/8/2027	2,364	—	—	0.0%
FusionSite MidCo LLC (~) (~~~~)	SF	5.76%	11.01%		10/4/2022	10/4/2027	15,978	15,709	16,034	1.4%
FusionSite MidCo LLC (Delayed Draw) (*) (**)	SF	5.76%	11.15%		10/4/2022	10/4/2027	7,551	7,380	7,406	0.7%
FusionSite MidCo LLC (Revolver) (*)	SF	5.76%	11.15%		10/4/2022	10/4/2027	1,326	—	—	0.0%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	12.17%		7/9/2019	7/9/2025	3,910	3,882	3,902	0.3%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	12.17%		10/6/2021	7/9/2025	4,248	4,248	4,239	0.4%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	12.17%		7/9/2019	7/9/2025	325	211	211	0.0%
iCIMS, Inc. (~~)	SF	7.25%	12.63%		10/24/2022	8/18/2028	8,000	7,877	8,000	0.7%
Kingsley Gate Partners, LLC (~)	SF	6.15%	11.40%		12/9/2022	12/11/2028	2,985	2,932	2,957	0.3%
Kingsley Gate Partners, LLC	SF	6.15%	11.40%		12/9/2022	12/11/2028	958	958	948	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.15%	11.48%		12/9/2022	12/11/2028	3,000	660	654	0.1%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.15%	11.48%		12/9/2022	12/11/2028	1,200	—	—	0.0%
Milrose Consultants, LLC (~)	SF	7.15%	12.57%		8/31/2023	8/31/2028	45,000	43,770	43,763	3.9%
Milrose Consultants, LLC (Delayed Draw) (*) (**)	SF	7.15%	12.57%		8/31/2023	8/31/2028	2,009	—	—	0.0%
Milrose Consultants, LLC (Revolver) (*)	SF	7.15%	12.57%		8/31/2023	8/31/2028	2,308	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	5.75%	11.14%		9/30/2022	8/4/2028	6,948	6,827	6,982	0.6%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	5.75%	11.14%		9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	6.00%	11.15%		9/30/2022	8/4/2028	933	93	94	0.0%
Prototek LLC (~~~)	SF	7.10%	12.43%		12/8/2022	12/8/2027	7,960	7,751	7,781	0.7%
Prototek LLC (Delayed Draw) (*) (**)	SF	7.00%	12.32%		12/8/2022	12/8/2027	2,457	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	7.00%	12.32%		12/8/2022	12/8/2027	1,843	295	288	0.0%
Relativity ODA LLC (~) (~~~~)	SF	6.60%	11.92	% PIK	5/12/2021	5/12/2027	5,267	5,184	5,275	0.4%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.92	% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	11.72%		7/2/2021	7/2/2027	4,148	4,090	4,125	0.4%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.77%		11/30/2022	7/2/2027	166	162	165	0.0%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.73%		7/2/2021	7/2/2027	1,244	1,244	1,238	0.1%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.25%	11.75%		7/2/2021	7/2/2027	498	265	264	0.0%
Teneo Holdings LLC (~)	SF	5.35%	10.67%		5/25/2023	7/11/2025	2,984	2,984	2,990	0.3%
The GEO Group, Inc. (~) (<)	SF	7.13%	12.44%		4/5/2023	3/23/2027	9,824	9,984	10,021	0.9%
Thryv, Inc. (~) (<)	SF	8.61%	13.93%		9/7/2022	2/27/2026	7,125	7,068	7,149	0.6%
Verdantas LLC (~)	SF	7.60%	12.93%		2/28/2023	7/1/2025	3,980	3,885	3,980	0.4%
Verdantas LLC (Delayed Draw) (*) (**)	SF	7.60%	12.93%		2/28/2023	7/1/2025	2,000	—	—	0.0%
Vhagar Purchaser, LLC (~~~~)	SF	7.00%	12.24%		6/9/2023	6/8/2029	10,000	9,715	10,000	0.9%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.37%		6/9/2023	6/8/2029	2,222	500	500	0.0%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.24%		6/9/2023	6/8/2029	1,111	—	—	0.0%
WPEngine, Inc. (~~) (~~~~)	SF	6.50%	11.92%		8/14/2023	8/14/2029	16,500	16,010	16,005	1.4%
WPEngine, Inc. (Revolver) (*)	SF	6.50%	11.92%		8/14/2023	8/14/2029	1,650	—	—	0.0%
							355,149	304,846	306,609	27.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Clydesdale Holdings, LLC (~) (~~)	SF	6.40%	11.79%		7/19/2023	6/23/2028	5,000	$4,878	$5,025	0.4%
Clydesdale Holdings, LLC (~) (~~~)	SF	5.65%	11.04%		6/24/2022	6/23/2028	14,850	14,603	14,583	1.3%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.65%	11.04%		6/24/2022	6/23/2028	21,101	17,276	16,965	1.5%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.65%	11.04%		6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	SF	6.60%	11.92%		9/13/2022	12/22/2027	12,375	12,058	12,375	1.1%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF	6.60%	11.92%		9/13/2022	12/22/2027	12,467	8,634	8,634	0.8%
Express Wash Acquisition Company, LLC (~)	SF	6.76%	12.01%		7/14/2022	7/14/2028	9,985	9,937	9,985	0.9%
Express Wash Acquisition Company, LLC	SF	6.76%	12.01%		7/14/2022	7/14/2028	2,143	2,143	2,143	0.2%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.01%		7/14/2022	7/14/2028	536	295	295	0.0%
Light Wave Dental Management, LLC (~~~~) (~~~~~)	SF	7.00%	12.39%		6/30/2023	6/30/2029	27,431	26,622	27,541	2.4%
Light Wave Dental Management, LLC (Revolver) (*)	SF	7.00%	12.39%		6/30/2023	6/30/2029	3,802	1,996	1,996	0.2%
Pacific Bells, LLC (~~~)	SF	4.50%	10.15%		11/2/2022	11/10/2028	2,916	2,751	2,888	0.3%
Viad Corp (~) (<)	SF	5.11%	10.43%		9/12/2022	7/28/2028	4,937	4,839	4,855	0.4%
							122,066	106,032	107,285	9.5%
Telecommunications
American Broadband and Telecommunications			18.50	% Cash/
Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	2,754	2,511	2,587	0.2%
American Broadband and Telecommunications			18.50	% Cash/
Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,000	246	247	0.0%
Calabrio, Inc. (~~)	SF	7.13%	12.44%		4/16/2021	4/16/2027	8,000	7,866	8,000	0.7%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.45%		4/16/2021	4/16/2027	963	551	551	0.0%
DataOnline Corp. (~~) (~~~~)	SF	5.65%	11.07%		11/13/2019	11/13/2025	6,256	6,203	6,232	0.6%
DataOnline Corp. (Revolver)	SF	5.65%	11.04%		11/13/2019	11/13/2025	844	844	844	0.1%
EOS Finco S.A.R.L. (~) (~~~) (<) (b)	SF	6.00%	11.27%		8/3/2022	8/20/2027	7,358	7,255	7,174	0.6%
Patagonia Holdco LLC (~) (<) (b)	SF	5.75%	11.12%		8/5/2022	8/1/2029	14,850	12,456	13,142	1.2%
Sandvine Corporation (~)	SF	4.50%	9.82%		3/8/2021	10/31/2025	1,143	1,143	985	0.1%
							43,168	39,075	39,762	3.5%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc. (~)	SF	4.85%	10.18%		5/26/2023	4/26/2028	6,300	6,045	6,266	0.5%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.00%	11.37%		12/16/2020	12/16/2025	8,102	8,542	8,102	0.7%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.00%	11.37%		12/16/2020	12/16/2025	1,028	1,101	1,028	0.1%
Fiasco Enterprises, LLC (~~~)	SF	5.86%	11.19%		5/6/2022	5/6/2027	6,930	6,836	6,854	0.6%
Fiasco Enterprises, LLC (~)	SF	6.61%	11.94%		12/15/2022	5/6/2027	8,358	8,144	8,287	0.7%
Fiasco Enterprises, LLC (Revolver) (*)	SF	6.61%	11.94%		5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~) (~~~) (~~~~)	SF	5.00%	10.42%		11/17/2022	11/15/2029	21,777	21,286	21,799	1.9%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.00%	10.42%		11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.00%	10.42%		11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc. (~) (~~) (~~~~)	SF	6.50%	11.89%		11/1/2022	11/1/2028	16,918	16,461	16,926	1.5%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.89%		11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	11.89%		11/1/2022	11/1/2028	2,273	656	657	0.1%
RS Acquisition, LLC (~~) (~~~)	SF	5.85%	11.18%		12/13/2021	12/14/2026	10,835	10,686	10,788	1.0%
RS Acquisition, LLC (~) (~~~~)	SF	5.85%	11.18%		12/13/2021	12/14/2026	10,011	10,011	9,967	0.9%
RS Acquisition, LLC (Revolver) (*)	SF	5.85%	11.18%		12/13/2021	12/14/2026	1,264	632	632	0.1%
							109,885	90,400	91,306	8.1%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.63%	11.07%		10/6/2022	10/3/2028		23,688	$23,174	$23,541	2.1%
IF & P Holdings Company, LLC (~)	SF	6.00%	11.45%		5/25/2023	10/3/2028		6,650	6,456	6,650	0.6%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.63%	11.05%		10/6/2022	10/3/2028		2,800	1,456	1,456	0.1%
S&S Holdings LLC (~)	SF	5.10%	10.41%		3/10/2021	3/10/2028		2,925	2,862	2,811	0.2%
								36,063	33,948	34,458	3.0%
Total Non-Controlled/Non-Affiliate Senior Secured Loans								1,965,334	1,708,148	1,712,452	151.3%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	SF	8.36%	13.69	% PIK	9/8/2021	9/8/2026		13,470	13,300	13,261	1.2%
								13,470	13,300	13,261	1.2%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (Delayed			9.00	% Cash/
Draw) (<) (*) (**) (b)	n/a	n/a	4.75	% PIK	10/14/2022	10/14/2026		25,688	16,563	16,544	1.5%
								25,688	16,563	16,544	1.5%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.75%	10.77%		4/19/2022	4/19/2028		23,265	22,892	22,028	1.9%
								23,265	22,892	22,028	1.9%
Environmental Industries
StormTrap, LLC (~~~)	SF	5.00%	10.12%		3/25/2022	3/24/2028		6,437	6,344	6,437	0.6%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.00%	10.12%		3/25/2022	3/24/2028		2,222	—	—	0.0%
								8,659	6,344	6,437	0.6%
Healthcare & Pharmaceuticals
			10.66	% Cash/
Evolve Biologics Inc. (~) (<)	SF	16.00%	10.66	% PIK	12/20/2022	12/18/2026		18,588	18,276	18,495	1.6%
			10.66	% Cash/
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	16.00%	10.66	% PIK	12/20/2022	12/18/2026		19,410	—	—	0.0%
								37,998	18,276	18,495	1.6%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.44%		12/3/2021	12/3/2026		9,358	9,246	9,308	0.8%
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.44%		12/27/2021	12/3/2026		7,902	7,902	7,860	0.7%
								17,260	17,148	17,168	1.5%
Services: Business
ASG II, LLC (~)	SF	6.40%	11.77%		5/25/2022	5/25/2028		15,000	14,750	15,000	1.3%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.77%		5/25/2022	5/25/2028		2,250	1,107	1,107	0.1%
Onit, Inc. (~)	SF	7.50%	12.84%		12/20/2021	5/2/2025		16,800	16,639	16,800	1.5%
								34,050	32,496	32,907	2.9%
Telecommunications
VB E1, LLC (~)	SF	7.75%	13.14%		11/18/2020	11/18/2026		3,000	3,000	3,000	0.3%
								3,000	3,000	3,000	0.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								163,390	130,019	129,840	11.5%

Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.51%	14.90%		3/25/2022	3/24/2026		18,750	18,608	18,844	1.7%
MoneyLion, Inc. (~) (<)	P	5.75%	14.25%		8/27/2021	10/16/2023		625	622	631	0.1%
								19,375	19,230	19,475	1.8%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024		1,859	1,845	1,859	0.2%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026		9,546	9,546	9,385	0.8%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	4.00	% PIK	5/16/2023	7/2/2026		1,652	1,652	1,624	0.1%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	4.00	% PIK	9/25/2023	7/22/2026		2,992	857	843	0.1%
								16,049	13,900	13,711	1.2%
High Tech Industries
Arcstor Midco, LLC (~) (***)	SF	7.85%	13.17	% PIK	3/16/2021	3/16/2027		12,192	11,950	6,450	0.6%
Arcstor Midco, LLC (~) (***)	SF	8.10%	13.42	% PIK	7/14/2023	3/16/2027		413	401	413	0.0%
								12,605	12,351	6,863	0.6%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	n/a	n/a	n/a	(###)	5/2/2019	n/a	(d)	477	477	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	n/a	n/a	n/a	(###)	5/2/2019	n/a	(d)	150	150	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	n/a	n/a	n/a	(###)	5/2/2019	n/a	(d)	57	57	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	n/a	n/a	n/a	(###)	11/4/2019	n/a	(d)	92	92	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (i)	SF	8.26%	13.63%		7/31/2023	1/31/2028		383	383	346	0.0%
								1,159	1,159	346	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								49,188	46,640	40,395	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	—	(###)	4/1/2021	—	—	$693	$—	0.0%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	—	(###)	8/2/2021	—	—	159	106	0.0%
								852	106	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	—	(###)	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	—	(###)	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	—	—	—	(###)	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	—	—	—	(###)	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	—	—	—	(###)	3/17/2023	—	—	8	—	0.0%
								189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units) (####)	—	—	—	(###)	8/11/2022	—	—	650	250	0.0%
Adept AG Holdings, LLC (45,874 Series B units) (####)	—	—	—	(###)	8/1/2023	—	—	46	46	0.0%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	—	(###)	2/28/2020	—	—	95	346	0.1%
								791	642	0.1%
Construction & Building
MEI Buyer LLC (1,982 units)	—	—	—	(###)	6/29/2023	—	—	1,982	1,769	0.2%
								1,982	1,769	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	—	(###)	8/3/2021	—	—	169	142	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	(###)	4/19/2022	—	—	1,566	1,016	0.1%
								1,735	1,158	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	—	(###)	1/11/2020	—	—	748	582	0.1%
								748	582	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2020	3/19/2028	—	67	264	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2021	3/19/2028	—	—	185	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00	% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	—	(###)	3/25/2022	—	—	—	154	0.0%
Volt Bidco, Inc. (878 shares of common stock)	—	—	—	(###)	8/11/2021	—	—	892	1,048	0.1%
								1,599	2,291	0.2%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity) (<) (####)	—	—	—	(###)	6/12/2023	—	—	1,600	1,604	0.1%
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	—	(###)	12/24/2020	—	—	—	28	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (e)	—	—	—	(###)	4/29/2022	—	—	443	443	0.0%
								2,043	2,075	0.1%
FIRE: Real Estate
InsideRE, LLC (284,853 Class A common units) (####)	—	—	—	(###)	9/9/2019	—	—	420	651	0.1%
Lessen Inc. (128,737 preferred units)	—	—	—	(###)	1/5/2023	—	—	1,667	1,667	0.1%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<) (####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	3	2,523	0.2%
								2,090	4,841	0.4%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	726	684	0.1%
Bluesight, Inc. (311 Class A preferred units)	n/a	n/a	9.00	% PIK	7/17/2023	—	—	311	311	0.0%
Bluesight, Inc. (166,310 Class B common units)	—	—	—	(###)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	—	(###)	6/30/2021	—	—	578	584	0.1%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	—	(###)	6/30/2021	—	—	—	580	0.0%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	—	(###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	—	(###)	12/20/2022	12/20/2032	—	—	192	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.3% of the equity)	—	—	—	(###)	1/31/2023	—	—	981	1,001	0.1%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	2,393	2,236	0.2%
NationsBenefits, LLC (326,667 common units) (####)	—	—	—	(###)	8/20/2021	—	—	468	—	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	—	(###)	10/4/2022	—	—	1,365	1,544	0.1%
Seran BioScience, LLC (26,666 common units) (####)	—	—	—	(###)	12/31/2020	—	—	267	589	0.1%
								7,089	7,721	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(###)	12/21/2022	12/21/2032	—	$—	$140	0.0%
ClearlyRated Capital, LLC (5,500,000 Class A units) (####)	—	—	—	(###)	6/1/2023	—	—	5,500	5,500	0.4%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	—	(###)	9/1/2022	—	—	652	662	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	—	(###)	12/16/2021	—	—	278	408	0.0%
Recorded Future, Inc. (40,243 Class A units) (f)	—	—	—	(###)	7/3/2019	—	—	40	140	0.0%
Sparq Holdings, Inc. (600,000 common units)	—	—	—	(###)	6/15/2023	—	—	600	611	0.1%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	—	(###)	12/5/2022	—	—	1,622	2,107	0.2%
								8,692	9,568	0.8%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	—	(###)	12/31/2020	—	—	95	99	0.0%
								95	99	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00	% PIK	11/24/2021	—	—	385	830	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	—	(###)	10/21/2022	—	—	568	568	0.1%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00	% PIK	12/27/2021	—	—	417	316	0.0%
New Engen, Inc. (5,067 Class B common units)	—	—	—	(###)	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	—	(###)	12/9/2022	—	—	369	526	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	96	93	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	—	(###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	—	(###)	12/22/2021	—	—	333	220	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	65	320	0.0%
								2,238	2,873	0.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,110,000 Class A units) (i)	—	—	—	(###)	7/31/2023	—	—	1,110	1,008	0.1%
								1,110	1,008	0.1%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	—	(###)	12/31/2021	—	—	189	121	0.0%
								189	121	0.0%
Services: Business
Argano, LLC (62,574 common units) (####)	—	—	—	(###)	6/10/2021	—	—	317	621	0.1%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	—	—	—	(###)	9/15/2023	—	—	2,250	2,250	0.2%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (b)	—	—	—	(###)	9/21/2021	—	—	723	749	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	—	(###)	12/8/2022	—	—	591	703	0.1%
Skillsoft Corp. (26,168 Class A shares) (~) (<) (g)	—	—	—	(###)	6/11/2021	—	—	508	24	0.0%
								4,389	4,347	0.5%
Services: Consumer
Express Wash Acquisition Company, LLC (135,869 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	140	84	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (h)	—	—	—	(###)	1/4/2021	—	—	196	225	0.0%
Light Wave Dental Management, LLC (300,218 Class A units) (####)	—	—	—	(###)	6/30/2023	—	—	3,002	3,075	0.3%
								3,338	3,384	0.3%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	—	(###)	6/10/2022	6/10/2032	—	84	111	0.0%
								84	111	0.0%
Transportation: Cargo
RS Acquisition, LLC (838,077 common units) (####)	—	—	—	(###)	1/12/2022	—	—	1,439	1,531	0.1%
								1,439	1,531	0.1%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	—	—	—	(###)	10/3/2022	—	—	1,500	1,632	0.1%
IF & P Holdings Company, LLC (1,500 Class B common units)	—	—	—	(###)	10/3/2022	—	—	—	94	0.0%
								1,500	1,726	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								43,395	45,953	4.0%
Total Non-Controlled/Non-Affiliate Company Investments								$1,928,202	$1,928,640	170.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	SF	7.00%	12.33%		8/11/2021	8/9/2024	4,875	$4,785	$4,761	0.4%
							4,875	4,785	4,761	0.4%
Services: Business
Nastel Technologies, LLC (~~)	SF	6.61%	11.94%		9/21/2022	9/21/2027	3,500	3,440	3,518	0.3%
Nastel Technologies, LLC (Revolver) (*)	SF	6.61%	11.94%		9/21/2022	9/21/2027	368	—	—	0.0%
							3,868	3,440	3,518	0.3%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	7.61%	12.93%		7/29/2022	7/29/2027	5,063	4,978	5,063	0.5%
SheerTrans Solutions, LLC (Revolver) (*)	SF	7.61%	12.93%		7/29/2022	7/29/2027	1,465	293	293	0.0%
							6,528	5,271	5,356	0.5%
Total Non-Controlled/Affiliate Senior Secured Loans							15,271	13,496	13,635	1.2%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%		8/6/2021	7/28/2028	5,850	5,850	6,358	0.6%
SFR Holdco, LLC (<)	n/a	n/a	8.00%		3/1/2022	7/28/2028	4,388	4,387	4,768	0.4%
							10,238	10,237	11,126	1.0%
Total Non-Controlled/Affiliate Junior Secured Loans							10,238	10,237	11,126	1.0%

Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	—	(###)	8/6/2021	—	—	3,900	4,238	0.4%
SFR Holdco, LLC (10.5% of equity commitments) (<)	—	—	—	(###)	3/1/2022	—	—	2,925	3,178	0.2%
								6,825	7,416	0.6%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	—	(###)	9/21/2022	—	—	3,408	4,124	0.4%
								3,408	4,124	0.4%
Transportation: Cargo
SheerTrans Solutions, LLC (9,191,624 preferred interests) (####)	—	—	—	(###)	7/29/2022	—	—	9,192	9,192	0.8%
								9,192	9,192	0.8%
Total Non-Controlled/Affiliate Equity Securities								19,425	20,732	1.8%
Total Non-Controlled/Affiliate Company Investments								$43,158	$45,493	4.0%

TOTAL INVESTMENTS								$1,971,360	$1,974,133	174.4%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$318	CAD	431	Bannockburn Global Forex, LLC	10/3/2023	$1
Foreign currency forward contract	$84	CAD	116	Bannockburn Global Forex, LLC	10/19/2023	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	11/17/2023	(1)
Foreign currency forward contract	$77	CAD	106	Bannockburn Global Forex, LLC	12/19/2023	(1)
Foreign currency forward contract	$316	CAD	429	Bannockburn Global Forex, LLC	1/4/2024	1
Foreign currency forward contract	$104	CAD	143	Bannockburn Global Forex, LLC	1/17/2024	(2)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	2/19/2024	(1)
Foreign currency forward contract	$76	CAD	105	Bannockburn Global Forex, LLC	3/19/2024	(1)
Foreign currency forward contract	$313	CAD	424	Bannockburn Global Forex, LLC	4/3/2024	1
Foreign currency forward contract	$103	CAD	143	Bannockburn Global Forex, LLC	4/17/2024	(2)
Foreign currency forward contract	$78	CAD	108	Bannockburn Global Forex, LLC	5/17/2024	(1)
Foreign currency forward contract	$86	CAD	118	Bannockburn Global Forex, LLC	6/19/2024	(2)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	1
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(2)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(1)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(1)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	1
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(1)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(1)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	1
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(2)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(1)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(1)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	18
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(2)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(1)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(1)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(1)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(1)
Foreign currency forward contract	$8,874	CAD	12,243	Bannockburn Global Forex, LLC	12/18/2025	(144)
Foreign currency forward contract	$350	AUD	530	Bannockburn Global Forex, LLC	10/18/2023	9
Foreign currency forward contract	$361	AUD	546	Bannockburn Global Forex, LLC	11/16/2023	9
Foreign currency forward contract	$345	AUD	523	Bannockburn Global Forex, LLC	12/18/2023	8
Foreign currency forward contract	$353	AUD	536	Bannockburn Global Forex, LLC	1/17/2024	8
Foreign currency forward contract	$351	AUD	533	Bannockburn Global Forex, LLC	2/16/2024	8
Foreign currency forward contract	$324	AUD	492	Bannockburn Global Forex, LLC	3/18/2024	7
Foreign currency forward contract	$343	AUD	521	Bannockburn Global Forex, LLC	4/17/2024	7
Foreign currency forward contract	$328	AUD	499	Bannockburn Global Forex, LLC	5/16/2024	7
Foreign currency forward contract	$332	AUD	506	Bannockburn Global Forex, LLC	6/19/2024	7
Foreign currency forward contract	$310	AUD	473	Bannockburn Global Forex, LLC	7/16/2024	6
Foreign currency forward contract	$318	AUD	486	Bannockburn Global Forex, LLC	8/16/2024	5
Foreign currency forward contract	$318	AUD	486	Bannockburn Global Forex, LLC	9/17/2024	5
Foreign currency forward contract	$307	AUD	470	Bannockburn Global Forex, LLC	10/17/2024	5
Foreign currency forward contract	$317	AUD	485	Bannockburn Global Forex, LLC	11/18/2024	4
Foreign currency forward contract	$306	AUD	470	Bannockburn Global Forex, LLC	12/17/2024	4
Foreign currency forward contract	$303	AUD	465	Bannockburn Global Forex, LLC	1/17/2025	3
Foreign currency forward contract	$299	AUD	461	Bannockburn Global Forex, LLC	2/18/2025	3
Foreign currency forward contract	$270	AUD	417	Bannockburn Global Forex, LLC	3/18/2025	2
Foreign currency forward contract	$299	AUD	461	Bannockburn Global Forex, LLC	4/16/2025	2
Foreign currency forward contract	$288	AUD	446	Bannockburn Global Forex, LLC	5/16/2025	2
Foreign currency forward contract	$30,866	AUD	47,765	Bannockburn Global Forex, LLC	6/18/2025	129
						$85

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

(˄) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(˄˄) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Dollar Offered Rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at September 30, 2023. Certain investments may be subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.

(˄˄˄) Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2023 represented 174.4% of the Company’s net assets or 94.6% of the Company’s total assets, are subject to legal restrictions on sales.

(˄˄˄˄) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).

(˄˄˄˄˄) Percentages are based on net assets of $1,131,752 as of September 30, 2023.

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

(~~~~) All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company’s $251,169 asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).

(~~~~~) To finance the purchase of certain investments, the Company may enter into participation agreements for par/near par trades with a third-party counterparty, whereby the Company simultaneously agrees to sell an investment and re-purchase the same investment back at a premium within a specified period of time, generally not to exceed 60-days from the date it was sold (each such transaction a “Short-Term Borrowing”). All or a portion of this security was subject to a repurchase agreement and as such is collateral for Short-Term Borrowings as described in Note 7.

(<) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets totaled 14.1% of the Company’s total assets.

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

(*) All or a portion of this commitment was unfunded at September 30, 2023. As such, interest is earned only on the funded portion of this commitment.

(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.

(***) This position was on non-accrual status as of September 30, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(a) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.

(b) This is an international company.

(c) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.

(d) This is a demand note with no stated maturity.

(e) As of September 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.

(f) As of September 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.

(g) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(h) As of September 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.

(i) During the three months ended September 30, 2023, the senior secured lender group of Vice Group Inc. (“Vice OldCo”) established Vice Acquisition Holdco, LLC (“Vice NewCo”) in order to acquire a substantial portion of the assets of Vice OldCo as part of a bankruptcy restructuring. Vice NewCo credit bid a portion of the senior secured debt in Vice OldCo to acquire certain assets of Vice OldCo which constitute the ongoing operations of the portfolio company. The Company’s outstanding senior secured debt investment in Vice OldCo was reduced and rolled into new secured debt investments and the remaining amount of the credit bid established the cost basis of its new equity investment. While the Company still has loans outstanding at Vice OldCo, the Company has valued these positions at zero as of the end of the period.

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

	Index	Spread	Interest		Acquisition				Fair	% of
Portfolio Company (˄)	(˄˄)	(˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~) (~~) (~~~)	L	5.50%	9.62%		11/24/2021	11/24/2026	17,865	$17,575	$17,905	2.4%
95 Percent Buyer, LLC (Revolver) (*)	L	5.50%	9.62%		11/24/2021	11/24/2026	963	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	6.10%	10.22%		10/21/2022	10/20/2028	5,000	4,878	4,875	0.6%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	6.10%	10.22%		10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	6.10%	10.22%		10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~)	SF	5.50%	10.09%		10/11/2022	7/1/2027	29,812	29,092	29,067	3.9%
Madison Logic Holdings, Inc. (~)	SF	7.00%	11.58%		12/30/2022	12/29/2028	14,000	13,580	13,580	1.8%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	11.58%		12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.18%		10/30/2020	10/30/2025	2,450	2,419	2,448	0.3%
North Haven USHC Acquisition, Inc. (~) (~~)	SF	6.50%	11.18%		3/12/2021	10/30/2025	710	710	709	0.1%
North Haven USHC Acquisition, Inc. (~)	SF	6.50%	11.18%		9/3/2021	10/30/2025	1,434	1,434	1,433	0.2%
North Haven USHC Acquisition, Inc. (~)	SF	6.25%	10.41%		7/29/2022	10/30/2025	2,592	2,556	2,575	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.18%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.13%		10/30/2020	10/30/2025	416	187	187	0.0%
			10.98	% Cash/
NTM Acquisition Corp. (~~~)	L	7.25%	1.00	% PIK	4/18/2019	6/7/2024	4,402	4,402	4,270	0.6%
Really Great Reading Company, Inc. (~)	SF	6.00%	10.83%		12/9/2022	12/8/2028	12,000	11,701	11,700	1.5%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.83%		12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	6.00%	10.83%		12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~) (~~)	SF	5.75%	9.97%		11/20/2020	11/20/2025	1,965	1,940	1,933	0.3%
Relevate Health Group, LLC (~)	SF	5.75%	9.97%		3/28/2022	11/20/2025	5,237	5,150	5,150	0.7%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.97%		11/20/2020	11/20/2025	1,037	879	865	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	5.75%	9.97%		11/20/2020	11/20/2025	789	—	—	0.0%
Spherix Global Inc. (~) (~~)	SF	6.00%	10.24%		12/22/2021	12/22/2026	4,466	4,402	4,450	0.6%
Spherix Global Inc. (Revolver) (*)	SF	6.00%	10.24%		12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~) (~~)	SF	6.50%	10.94%		1/28/2020	1/28/2025	6,031	5,962	6,056	0.8%
XanEdu Publishing, Inc. (~)	SF	6.50%	10.94%		8/31/2022	1/28/2025	2,397	2,344	2,406	0.3%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	10.94%		1/28/2020	1/28/2025	977	—	—	0.0%
							124,608	109,211	109,609	14.5%
Media: Broadcasting & Subscription
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	1,268	1,268	1,243	0.2%
			4.42	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	398	398	390	0.1%
			4.25	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	150	150	147	0.0%
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	11/4/2019	5/12/2023	243	243	239	0.0%
							2,059	2,059	2,019	0.3%
Media: Diversified & Production
Bonterra, LLC (fka Cybergrants Holdings) (~~)	L	6.25%	10.98%		9/8/2021	9/8/2027	18,555	18,637	18,432	2.4%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,759	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,814	674	659	0.1%
Chess.com, LLC (~~) (~~~)	L	6.50%	11.23%		12/31/2021	12/31/2027	12,902	12,679	12,709	1.7%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.23%		12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%		2/28/2019	2/28/2025	1,000	995	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%		2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.25%	11.47%		9/27/2022	2/28/2025	318	313	318	0.0%
Crownpeak Technology, Inc. (~)	SF	7.25%	11.41%		9/27/2022	2/28/2025	833	833	833	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	11.47%		2/28/2019	2/28/2025	125	—	—	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~) (d)	L	5.50%	9.89%		11/28/2022	12/20/2024	2,493	2,257	1,888	0.3%
Spectrum Science Communications, LLC (~~~)	SF	6.25%	10.92%		1/25/2022	1/25/2027	2,985	2,936	3,015	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF	6.25%	10.92%		1/25/2022	1/25/2027	600	—	—	0.0%
Sports Operating Holdings II, LLC (~)	SF	5.75%	10.17%		11/3/2022	11/3/2027	4,988	4,866	4,863	0.6%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.17%		11/3/2022	11/3/2027	4,000	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.17%		11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF	6.75%	11.11%		8/26/2019	8/31/2023	1,974	1,961	1,974	0.3%
Streamland Media MidCo LLC (~)	SF	6.75%	11.11%		3/7/2022	8/31/2023	535	526	535	0.1%
							57,174	46,692	46,241	6.1%

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

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

										% of
			Interest		Acquisition			Amortized	Fair Value	Net Assets
Portfolio Company (˄)	Index(˄˄)	Spread(˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	(˄˄˄˄)	(˄˄˄˄˄)
Telecommunications
American Broadband and Telecommunications			17.50	% Cash/
Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	3,377	$3,043	$3,079	0.4%
American Broadband and Telecommunications			17.50	% Cash/
Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,000	242	236	0.0%
Calabrio, Inc. (~~)	L	7.00%	11.73%		4/16/2021	4/16/2027	8,000	7,844	7,950	1.1%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.75%		4/16/2021	4/16/2027	963	551	547	0.1%
DataOnline Corp. (~) (~~)	L	6.25%	10.98%		11/13/2019	11/13/2025	6,305	6,233	6,084	0.8%
DataOnline Corp. (Revolver)	L	6.25%	10.98%		11/13/2019	11/13/2025	844	844	815	0.1%
EOS Finco S.A.R.L. (~~~) (<) (b)	SF	6.00%	9.61%		8/3/2022	8/20/2027	1,250	1,153	1,220	0.2%
Patagonia Holdco LLC (~) (<) (b)	SF	5.75%	9.96%		8/5/2022	8/1/2029	14,963	12,355	12,026	1.6%
Sandvine Corporation (~)	L	4.50%	8.88%		3/8/2021	10/31/2025	1,159	1,159	1,104	0.1%
							37,861	33,424	33,061	4.4%
Transportation: Cargo
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.36%		12/16/2020	12/16/2025	8,116	8,518	8,080	1.1%
Complete Innovations Inc. (~) (<) (a) (b)	C	6.75%	11.36%		12/16/2020	12/16/2025	1,029	1,101	1,025	0.1%
Fiasco Enterprises, LLC (~~~)	SF	5.61%	9.74%		5/6/2022	5/6/2027	6,983	6,871	6,965	0.9%
Fiasco Enterprises, LLC (~)	SF	6.61%	10.95%		12/15/2022	5/6/2027	8,400	8,149	8,404	1.1%
Fiasco Enterprises, LLC (Revolver) (*)	SF	5.61%	9.74%		5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~)	SF	5.50%	9.77%		11/17/2022	11/15/2029	21,941	21,401	21,393	2.8%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.50%	9.77%		11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.50%	9.77%		11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc.	SF	6.50%	10.59%		11/1/2022	11/1/2028	17,045	16,542	16,534	2.2%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.59%		11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	10.59%		11/1/2022	11/1/2028	2,273	358	347	0.0%
RS Acquisition, LLC (~) (~~) (~~~)	L	6.00%	10.12%		12/13/2021	12/14/2026	10,918	10,738	10,634	1.4%
RS Acquisition, LLC (Delayed Draw) (~) (*) (**)	L	6.00%	10.12%		12/13/2021	12/14/2026	10,073	8,303	8,087	1.1%
RS Acquisition, LLC (Revolver) (*)	L	6.00%	10.12%		12/13/2021	12/14/2026	1,264	910	887	0.1%
							104,131	82,891	82,356	10.8%
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.25%	8.91%		10/6/2022	10/3/2028	23,867	23,288	23,270	3.1%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.25%	10.09%		10/6/2022	10/3/2028	2,800	1,120	1,092	0.1%
S&S Holdings LLC (~)	L	5.00%	9.29%		3/10/2021	3/10/2028	2,947	2,876	2,695	0.4%
							29,614	27,284	27,057	3.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							1,536,058	1,238,738	1,237,432	163.9%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	L	6.50%	10.62%		9/8/2021	9/8/2026	13,265	13,058	13,013	1.7%
							13,265	13,058	13,013	1.7%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (Delayed			9.00	% Cash/
Draw) (<) (*) (**) (b)	n/a	n/a	4.75	% PIK	10/14/2022	10/14/2026	25,101	15,977	15,817	2.1%
							25,101	15,977	15,817	2.1%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.65%	9.61%		4/19/2022	4/19/2028	23,441	23,010	21,857	2.9%
							23,441	23,010	21,857	2.9%
Environmental Industries
StormTrap, LLC (~) (~~~)	SF	5.00%	9.22%		3/25/2022	3/24/2028	7,516	7,397	7,516	1.0%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.00%	9.22%		3/25/2022	3/24/2028	2,222	—	—	0.0%
							9,738	7,397	7,516	1.0%
Healthcare & Pharmaceuticals
Evolve Biologics Inc. (~) (<)	SF	8.00%	12.32%		12/20/2022	12/18/2026	17,271	16,925	16,925	2.2%
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	8.00%	12.32%		12/20/2022	12/18/2026	19,411	—	—	0.0%
							36,682	16,925	16,925	2.2%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~) (~~)	SF	5.00%	9.24%		12/3/2021	12/3/2026	9,429	9,293	9,327	1.3%
New Engen, Inc. (~) (~~)	SF	5.00%	9.24%		12/27/2021	12/3/2026	7,962	7,962	7,877	1.0%
							17,391	17,255	17,204	2.3%
Services: Business
ASG II, LLC (~~)	SF	6.25%	10.67%		5/25/2022	5/25/2028	15,000	14,720	15,000	2.0%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%		5/25/2022	5/25/2028	2,250	405	405	0.1%
Onit, Inc. (~~)	SF	7.25%	12.30%		12/20/2021	5/2/2025	16,800	16,566	16,632	2.2%
							34,050	31,691	32,037	4.3%
Telecommunications
VB E1, LLC (~)	L	7.65%	12.38%		11/18/2020	11/18/2026	3,000	3,000	3,009	0.4%
							3,000	3,000	3,009	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							162,668	128,313	127,378	16.9%

MONROE CAPITAL INCOME PLUS CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					% of
Portfolio Company (˄)	Index(˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.25%	14.07%		3/25/2022	3/24/2026	18,750	$18,583	$18,445	2.5%
MoneyLion, Inc. (~) (<)	P	5.75%	13.25%		8/27/2021	5/1/2023	2,500	2,484	2,497	0.3%
MoneyLion, Inc. (Delayed Draw) (<) (*) (**)	SF	9.25%	14.07%		3/25/2022	3/24/2026	5,357	—	—	0.0%
							26,607	21,067	20,942	2.8%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024	3,910	3,857	3,925	0.5%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026	9,373	8,404	8,404	1.1%
							13,283	12,261	12,329	1.6%
Services: Consumer
Light Wave Dental Management, LLC	n/a	n/a	n/a	(k)	12/6/2022	9/30/2023	2,479	2,479	3,032	0.4%
							2,479	2,479	3,032	0.4%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							42,369	35,807	36,303	4.8%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	—	(###)	4/1/2021	—	—	693	600	0.1%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	—	(###)	8/2/2021	—	—	159	111	0.0%
								852	711	0.1%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	—	(###)	7/29/2021	—	—	750	1,443	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	—	(###)	7/28/2021	7/28/2031	—	453	2,069	0.3%
								1,203	3,512	0.5%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (171,429 Class A interests)	—	—	—	(###)	10/18/2019	—	—	171	4	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (7,022 Class AA units)	—	—	—	(###)	11/22/2022	—	—	10	7	0.0%
								181	11	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	—	(###)	8/11/2022	—	—	650	649	0.1%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	—	(###)	2/28/2020	—	—	95	163	0.0%
								745	812	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	—	(###)	8/3/2021	—	—	169	212	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	(###)	4/19/2022	—	—	1,566	773	0.1%
								1,735	985	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	—	(###)	1/11/2020	—	—	871	606	0.1%
								871	606	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2020	3/19/2028	—	67	210	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(###)	10/19/2021	3/19/2028	—	—	147	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00	% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	—	(###)	3/25/2022	—	—	—	213	0.1%
Volt Bidco, Inc. (878 shares of common stock)	—	—	—	(###)	8/11/2021	—	—	891	886	0.1%
								1,598	2,096	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	—	(###)	12/24/2020	—	—	—	—	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	76	76	0.0%
J2 BWA Funding III, LLC (1.2% profit sharing) (<) (####) (i)	—	—	—	(###)	4/29/2022	—	—	—	—	0.0%
								76	76	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (####)	—	—	—	(###)	9/9/2019	—	—	160	346	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<)			8.00	% Cash/
(####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	3	1,462	0.2%
								163	1,808	0.2%

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

On September 15, 2023, the Company created a wholly-owned subsidiary, Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”), for purposes of completing an asset-backed securitization (the “2023 ABS”) and issuing secured notes through a private placement. See Note 7 for additional information on the 2023 ABS.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, the 2022 Issuer, the 2023 Issuer and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2023, the Company received return of capital distributions from its equity investments of zero and $122, respectively. For the three and nine months ended September 30, 2022, the Company received return of capital distributions from its equity investments of $17 and $452, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $35,679 and $29,392 as of September 30, 2023 and December 31, 2022, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2023 totaled $5,921 and $14,544, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2022 totaled $9,547 and $13,794, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended
	September 30,
	2023	2022
Interest income	$55,527	$19,264
PIK interest income	1,767	1,902
Dividend income (1)	128	127
Fee income	453	385
Prepayment gain (loss)	117	609
Accretion of discounts and amortization of premiums	1,220	530
Total investment income	$59,212	$22,817

	Nine months ended
	September 30,
	2023	2022
Interest income	$143,959	$47,597
PIK interest income	5,500	3,536
Dividend income (2)	372	342
Fee income	1,093	2,170
Prepayment gain (loss)	596	1,041
Accretion of discounts and amortization of premiums	4,104	1,721
Total investment income	$155,624	$56,407
(1)	During the three months ended September 30, 2023 and 2022, dividend income includes PIK dividends of $101 and $90, respectively.
(2)	During the nine months ended September 30, 2023 and 2022, dividend income includes PIK dividends of $290 and $270, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of September 30, 2023 and December 31, 2022, there were two and zero borrowers, respectively, with a loan or preferred equity securities on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $9,549 and zero at September 30, 2023 and December 31, 2022, respectively.

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

Restricted Cash

Restricted cash includes amounts held within the SPV, SPV II, 2022 Issuer, and 2023 Issuer. Cash held within the SPV, SPV II, 2022 Issuer, and 2023 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. As of September 30, 2023 and December 31, 2022, restricted cash included $38,507 and $26,753, respectively, held within the SPV, $2,556 and $368, respectively, held within the SPV II, $10,499 and $19,367, respectively, held within the 2022 Issuer and $20,792 and zero, respectively, held within the 2023 Issuer.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023 and December 31, 2022, the Company had unamortized deferred financing costs of $10,873 and $11,914, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2023 was $1,578 and $3,831, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2022 was $630 and $1,621, respectively.

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

Derivative Instruments

The Company has entered and may continue to enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market based on the difference between the forward rate and the exchange rate at the current period end. Unrealized gain (loss) on foreign currency forward contracts is recorded on the Company’s consolidated statements of assets and liabilities by counterparty on a net basis.

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

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2023 the Company recorded a net expense (benefit) on the consolidated statements of operations of $150 and $495 for U.S. federal excise tax, respectively. For both the three and nine months ended September 30, 2022, the Company recorded a net tax expense (benefit) on the consolidated statements of operations of $1 for U.S. federal excise tax. As of September 30, 2023 and December 31, 2022, the Company recorded an accrual for U.S. federal excise taxes of $450 and $125, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, the Company recorded a net tax expense of zero and $39, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded a net tax expense of zero and $1, respectively, on the consolidated statements of operations for these subsidiaries. As of both September 30, 2023 and December 31, 2022, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2023. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2023, except as disclosed in Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2023.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$1,721,644	87.3%	$1,251,960	85.4%
Unitranche secured loans	130,019	6.6	128,313	8.8
Junior secured loans	56,877	2.9	43,973	3.0
Equity securities	62,820	3.2	41,106	2.8
Total	$1,971,360	100.0%	$1,465,352	100.0%

	September 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$1,726,087	87.4%	$1,250,788	85.1%
Unitranche secured loans	129,840	6.6	127,378	8.7
Junior secured loans	51,521	2.6	44,469	3.0
Equity securities	66,685	3.4	46,361	3.2
Total	$1,974,133	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2023		December 31, 2022
Amortized Cost:
International	$91,222	4.6%	$62,244	4.3%
Midwest	397,758	20.2	312,637	21.3
Northeast	448,290	22.8	245,445	16.7
Northwest	72,430	3.7	66,839	4.6
Southeast	460,008	23.3	353,079	24.1
Southwest	205,054	10.4	183,722	12.5
West	296,598	15.0	241,386	16.5
Total	$1,971,360	100.0%	$1,465,352	100.0%

	September 30, 2023		December 31, 2022
Fair Value:
International	$86,141	4.4%	$59,706	4.1%
Midwest	395,877	20.1	313,240	21.3
Northeast	450,012	22.8	244,305	16.6
Northwest	73,404	3.7	67,226	4.6
Southeast	466,913	23.6	360,465	24.5
Southwest	204,757	10.4	181,981	12.4
West	297,029	15.0	242,073	16.5
Total	$1,974,133	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$21,756	1.1%	$21,418	1.5%
Automotive	39,804	2.0	39,131	2.7
Banking	34,226	1.7	35,534	2.4
Beverage, Food & Tobacco	36,145	1.8	16,807	1.1
Capital Equipment	72,512	3.7	55,062	3.7
Chemicals, Plastics & Rubber	739	0.0	—	—
Construction & Building	61,911	3.1	34,932	2.4
Consumer Goods: Durable	46,795	2.4	42,278	2.9
Consumer Goods: Non-Durable	44,358	2.3	32,697	2.2
Containers, Packaging & Glass	13,874	0.7	11,674	0.8
Energy: Oil & Gas	2,971	0.2	3,970	0.3
Environmental Industries	34,815	1.8	30,612	2.1
FIRE: Finance	134,162	6.8	67,608	4.6
FIRE: Insurance	23,832	1.2	9,709	0.7
FIRE: Real Estate	81,431	4.1	69,695	4.7
Healthcare & Pharmaceuticals	293,564	14.9	209,460	14.3
High Tech Industries	195,263	9.9	180,078	12.3
Hotels, Gaming & Leisure	95	0.0	2,316	0.1
Media: Advertising, Printing & Publishing	141,652	7.2	128,704	8.8
Media: Broadcasting & Subscription	2,988	0.2	2,059	0.1
Media: Diversified & Production	46,609	2.4	46,881	3.2
Services: Business	348,579	17.7	184,567	12.6
Services: Consumer	109,370	5.5	77,065	5.3
Telecommunications	42,159	2.1	36,508	2.5
Transportation: Cargo	106,302	5.4	97,803	6.7
Wholesale	35,448	1.8	28,784	2.0
Total	$1,971,360	100.0%	$1,465,352	100.0%

	September 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$21,155	1.1%	$21,049	1.4%
Automotive	37,119	1.9	38,843	2.7
Banking	33,643	1.7	37,979	2.6
Beverage, Food & Tobacco	35,858	1.8	16,439	1.1
Capital Equipment	72,561	3.7	56,074	3.8
Chemicals, Plastics & Rubber	626	0.0	—	—
Construction & Building	62,713	3.2	34,877	2.4
Consumer Goods: Durable	45,453	2.3	40,357	2.7
Consumer Goods: Non-Durable	44,009	2.2	32,843	2.2
Containers, Packaging & Glass	13,973	0.7	11,675	0.8
Energy: Oil & Gas	2,787	0.2	3,597	0.2
Environmental Industries	35,926	1.8	31,457	2.1
FIRE: Finance	134,402	6.8	66,639	4.5
FIRE: Insurance	23,671	1.2	9,641	0.7
FIRE: Real Estate	82,509	4.2	71,154	4.8
Healthcare & Pharmaceuticals	294,344	14.9	210,831	14.4
High Tech Industries	192,457	9.8	180,823	12.3
Hotels, Gaming & Leisure	99	0.0	2,331	0.2
Media: Advertising, Printing & Publishing	144,058	7.3	129,362	8.8
Media: Broadcasting & Subscription	2,073	0.1	2,019	0.1
Media: Diversified & Production	46,081	2.3	46,348	3.2
Services: Business	351,505	17.8	184,535	12.6
Services: Consumer	110,669	5.6	77,998	5.3
Telecommunications	42,873	2.2	36,415	2.5
Transportation: Cargo	107,385	5.4	97,153	6.6
Wholesale	36,184	1.8	28,557	2.0
Total	$1,974,133	100.0%	$1,468,996	100.0%

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

As of September 30, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2023	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,726,087	$1,726,087
Unitranche secured loans	—	—	129,840	129,840
Junior secured loans	—	—	51,521	51,521
Equity securities	24	—	66,661	66,685
Total investments	$24	$—	$1,974,109	$1,974,133
Foreign currency forward contracts asset (liability)	$—	$85	$—	$85

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,250,788	$1,250,788
Unitranche secured loans	—	—	127,378	127,378
Junior secured loans	—	—	44,469	44,469
Equity securities	34	—	46,327	46,361
Total investments	$34	$—	$1,468,962	$1,468,996
Foreign currency forward contracts asset (liability)	$—	$1,296	$—	$1,296

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 8.00% to 21.32% at September 30, 2023 and 7.14% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at September 30, 2023 range between October 2023 and April 2030.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2023:

	Investments
	Senior	Unitranche	Junior	Equity	Total
	secured loans	secured loans	secured loans	securities	investments
Balance as of June 30, 2023	$1,529,436	$129,399	$44,190	$61,717	$1,764,742
Net realized gain (loss) on investments	38	—	—	—	38
Net change in unrealized gain (loss) on investments	(1,481)	180	(2,016)	657	(2,660)
Purchases of investments and other adjustments to cost (1)	228,395	1,289	2,662	3,177	235,523
Proceeds from principal payments and sales of investments (2)	(21,252)	(1,028)	(1,254)	—	(23,534)
Reclassifications (3)	(9,049)	—	7,939	1,110	—
Balance as of September 30, 2023	$1,726,087	$129,840	$51,521	$66,661	$1,974,109

	Investments
	Senior	Unitranche	Junior	Equity	Total
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962
Net realized gain (loss) on investments	(1,571)	—	—	949	(622)
Net change in unrealized gain (loss) on investments	2,784	756	(3,020)	(1,381)	(861)
Purchases of investments and other adjustments to cost (1)	579,749	3,172	6,712	20,726	610,359
Proceeds from principal payments and sales of investments (2)	(94,538)	(1,466)	(6,655)	(1,070)	(103,729)
Reclassifications (3)	(11,125)	—	10,015	1,110	—
Balance as of September 30, 2023	$1,726,087	$129,840	$51,521	$66,661	$1,974,109
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2023, attributable to Level 3 investments still held at September 30, 2023, was ($2,913) and ($949), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2022, attributable to Level 3 investments still held at September 30, 2022, was ($1,555) and ($4,567), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2023 and 2022.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2023 were as follows:

					Weighted
			Valuation	Unobservable	Average		Range
	Fair Value		Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$1,036,482		Discounted cash flow	EBITDA multiples	11.2	x	5.0	x	22.0	x
				Market yields	11.8%		9.5%		29.3%
Senior secured loans	481,213		Discounted cash flow	Revenue multiples	7.1	x	0.8	x	19.5	x
				Market yields	12.1%		10.2%		17.5%
Senior secured loans	13,133		Enterprise value	EBITDA multiples	8.8	x	8.3	x	9.5	x
Senior secured loans	10,021		Liquidation	Probability weighting of alternative outcomes	99.0%		99.0%		99.0%
Senior secured loans	285		Enterprise value	Revenue multiples	2.0	x	2.0	x	2.0	x
Unitranche secured loans	96,933		Discounted cash flow	EBITDA multiples	9.4	x	8.0	x	14.8	x
				Market yields	15.4%		9.7%		26.4%
Unitranche secured loans	32,907		Discounted cash flow	Revenue multiples	9.4	x	6.0	x	12.8	x
				Market yields	13.0%		12.6%		13.4%
Junior secured loans	44,312		Discounted cash flow	Market yields	13.8%		12.9%		15.6%
Junior secured loans	6,863		Enterprise value	Revenue multiples	2.0	x	2.0	x	2.0	x
Junior secured loans	346		Discounted cash flow	Revenue multiples	0.8	x	0.8	x	0.8	x
				Market yields	16.1%		16.1%		16.1%
Equity securities	43,498		Enterprise value	EBITDA multiples	11.3	x	6.0	x	19.3	x
Equity securities	21,052		Enterprise value	Revenue multiples	4.9	x	0.8	x	11.5	x
Equity securities	1,530		Option pricing model	Volatility	58.7%		32.0%		75.0%
Total Level 3 Assets	$1,788,575	(1)
(1)	Excludes investments of $185,534 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s Credit Facility, Term Loan, 2022 ABS, 2023 ABS and Short-Term Borrowings is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both September 30, 2023 and December 31, 2022, the Company believes that the carrying value of its Credit Facility and Term Loan approximates fair value. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $303,648 and $300,028, respectively. As of September 30, 2023, the Company believes that the carrying value of its 2023 ABS Class A and Class B notes and Short-Term Borrowings approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2023 and 2022 were as follows:

	Fair value at			Sales and	PIK		Net	Net
	December 31,	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	Fair value at
Portfolio Company	2022	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	September 30, 2023
Non-controlled affiliate company investment:
Nastel Technologies, LLC	$3,500	$—	$—	$—	$—	$8	$—	$10	$3,518
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	546	4,124
	7,078	—	—	—	—	8	—	556	7,642

Second Avenue SFR Holdings II LLC (Revolver) (1)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	508	6,358
SFR Holdco, LLC (Delayed draw junior secured loan)	2,316	—	2,071	—	—	—	—	381	4,768
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	338	4,238
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	1,380	—	—	—	—	253	3,178
	13,611	—	3,451	—	—	—	—	1,480	18,542

SheerTrans Solutions, LLC	5,101	—	—	(38)	—	11	—	(11)	5,063
SheerTrans Solutions, LLC (Revolver)	—	—	293	—	—	—	—	—	293
SheerTrans Solutions, LLC (9,191,624 preferred interests)	8,643	—	549	—	—	—	—	—	9,192
	13,744	—	842	(38)	—	11	—	(11)	14,548
Total non-controlled affiliate company investments	$39,188	$—	$4,293	$(38)	$—	$19	$—	$2,031	$45,493

	Fair value at			Sales and	PIK		Net	Net
	December 31,	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	Fair value at
Portfolio Company	2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	September 30, 2022
Non-controlled affiliate company investment:
J2 BWA Funding III, LLC (Delayed Draw)	$—	$—	$—	$—	$—	$—	$—	$—	$—
J2 BWA Funding III, LLC (commitment to purchase up to 7.6% of the equity)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Nastel Technologies, LLC	—	—	3,430	—	—	—	—	—	3,430
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	—	—	3,408	—	—	—	—	—	3,408
	—	—	6,838	—	—	—	—	—	6,838

Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	2,681	—	—	—	—	(18)	4,767
	2,104	—	2,681	—	—	—	—	(18)	4,767

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	—	—	1,731	—	—	—	—	—	1,731
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	—	—	1,155	—	—	—	—	—	1,155
	9,750	—	2,886	—	—	—	—	—	12,636

SheerTrans Solutions, LLC	—	—	5,024	(13)	—	2	—	101	5,114
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	—	—	8,643	—	—	—	—	—	8,643
	—	—	13,667	(13)	—	2	—	101	13,757
Total non-controlled affiliate company investments	$11,854	$—	$26,072	$(13)	$—	$2	$—	$83	$37,998
(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the nine months ended September 30,
	2023				2022
	Interest	Dividend			Interest	Dividend
Portfolio Company	Income	Income	Fee Income		Income	Income	Fee Income
Non-controlled affiliate company investments:
J2 BWA Funding III, LLC (Delayed Draw)	$ n/a	$ n/a	$	n/a	$—	$—	$—
J2 BWA Funding III, LLC (Equity commitment)	n/a	n/a		n/a	—	—	—
	n/a	n/a		n/a	—	—	—

Nastel Technologies, LLC	314	—		—	10	—	—
Nastel Technologies, LLC (Revolver)	—	—		—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—		—	—	—	—
	314	—		—	10	—	—

Second Avenue SFR Holdings II LLC (Revolver)	435	—		—	181	—	—
	435	—		—	181	—	—

SFR Holdco, LLC (Junior secured loan)	351	—		—	351	—	—
SFR Holdco, LLC (Delayed draw junior secured loan)	231	—		—	44	—	—
SFR Holdco, LLC (LLC interest)	—	—		—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—		—	—	—	—
	582	—		—	395	—	—

SheerTrans Solutions, LLC	495	—		—	93	—	—
SheerTrans Solutions, LLC (Revolver)	11	—		—	1	—	—
SheerTrans Parent, LLC (Preferred interests)	—	—		—	—	—	—
	506	—		—	94	—	—
Total non-controlled affiliate company investments	$1,837	$—		$—	$680	$—	$—

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

Base management fees for the three and nine months ended September 30, 2023 were $6,206 and $16,435, respectively. MC Advisors elected to voluntarily waive zero of such base management fees for both the three and nine months ended September 30, 2023. Base management fees for the three and nine months ended September 30, 2022 were $3,285 and $8,759, respectively. MC Advisors elected to voluntarily waive zero and $1,701 of such base management fees for the three and nine months ended September 30, 2022, respectively. These base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive additional base management fees in the future.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Part one incentive fees (1)	$4,419	$1,707	$11,663	$4,474
Part two incentive fees (2)	(87)	(60)	(100)	(621)
Incentive fees, excluding the impact of incentive fee waivers	4,332	1,647	11,563	3,853
Incentive fee waivers (3)	—	(162)	—	(1,468)
Total incentive fees, net of incentive fee waivers	$4,332	$1,485	$11,563	$2,385
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains and losses. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees voluntarily waived by MC Advisors.

The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2023, the Company incurred $1,218 and $3,865, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $450 and $1,212, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2022, the Company incurred $872 and $2,482, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $352 and $763, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2023 and December 31, 2022, $450 and $369, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2023 and December 31, 2022, the Company had accounts payable to members of the Board of $22 and zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 222% and 199%, respectively.

The Company’s outstanding debt as of September 30, 2023 and December 31, 2022 was as follows:

	As of September 30, 2023					As of December 31, 2022
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount		Principal
	Committed/		Amount	Carrying		Committed/		Amount	Carrying
	Outstanding (1)		Outstanding	Value		Outstanding (1)		Outstanding	Value
Credit Facility	$450,000		$226,300	$224,982	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	145,309		145,309	144,133	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	299,811	(5)	306,000	(4)	306,000	297,629	(5)
2023 ABS	185,850	(6)	185,850	183,660	(7)	—		—	—
Short-Term Borrowings	68,010		68,010	68,010	(8)	—		—	—
Total	$1,155,169		$931,469	$920,596		$856,000		$763,400	$751,486
(1)	Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)

Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of September 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1,318 and $2,496, respectively.

(3)

Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of September 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1,176 and $1,047, respectively.

(4)

As of both September 30, 2023 and December 31, 2022, the Class C Senior Secured Notes and 2022 Subordinated Notes (as defined below) totaling $36,125 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

(5)

Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of September 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $6,189 and $8,371, respectively.

(6)

As of September 30, 2023, the 2023 Subordinated Notes (as defined below) totaling $65,319, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

(7)

Represents the aggregate principal amount outstanding of the 2023 ABS (as defined below), less unamortized debt issuance costs. As of September 30, 2023, the total unamortized debt issuance costs were $2,190.

(8)	Represents the aggregate principal amount outstanding of the Short-Term Borrowings (as defined below). As of September 30, 2023, the total unamortized debt issuance costs were zero.

Credit Facility: The Company has a $450,000 Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2023 and December 31, 2022, the fair value of investments of the Company that were held in the SPV as collateral for the Credit Facility was $667,675 and $691,225, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $226,300 and $357,400, respectively.

On May 26, 2023, the Credit Facility was amended to, among other things, replace LIBOR with SOFR as the base rate. During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility. As of September 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.2% and 6.9%, respectively.

Term Loan: On December 20, 2022, the Company entered into the Term Loan with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more increasing or additional lenders. On February 3, 2023, the Company increased the facility amount pursuant to the accordion feature of the Term Loan from $100,000 of aggregate commitments to $155,000 of aggregate commitments and the Company borrowed up to the new aggregate commitments under the Term Loan. As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Term Loan of $145,309 and $100,000, respectively. As of September 30, 2023 and December 31, 2022 the fair value of the Company’s investments held in SPV II as collateral for the Term Loan was $209,453 and $141,418, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of September 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.7% and 6.7%, respectively.

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

2022 Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both September 30, 2023 and December 31, 2022, the 2022 Class C and 2022 Subordinated Notes were eliminated in consolidation.

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

As of September 30, 2023 and December 31, 2022, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $421,316 and $410,179, respectively, and these investments are identified on the consolidated schedule of investments.

Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

2023 Asset-Backed Securitization: On September 15, 2023, the Company completed a $251,169 asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160,750 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25,100 of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65,319 of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). The Company retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of September 30, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of September 30, 2023, the 2023 Class A Notes were accruing an interest rate of 8.8%.

Through October 22, 2025, the 2023 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2023 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2023 ABS, allowing the Company to maintain the initial leverage in the 2023 ABS. The 2023 Notes are due on September 22, 2033.

As of September 30, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $228,647, and these investments are identified on the consolidated schedule of investments.

Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

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

As of September 30, 2023, the Company had $68,010 of Short-Term Borrowings with Macquarie Bank Limited (“Macquarie”). The carrying value of the participated investments under Short-Term Borrowings was $68,010 as of September 30, 2023. As of September 30, 2023, the Short-Term Borrowings were accruing at a weighted average interest rate of 8.7%.

Components of Interest Expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2023	2022
Interest expense - Credit Facility	$6,422	$1,128
Interest expense - Term Loan	2,899	—
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	755	—
Interest expense - Short-Term Borrowings	1,386	—
Amortization of deferred financing costs	1,578	630
Total interest and other debt financing expenses	$16,261	$4,979
Average debt outstanding	$846,873	$351,614
Average stated interest rate	6.9%	4.9%

	Nine months ended September 30,
	2023	2022
Interest expense - Credit Facility	$17,632	$5,113
Interest expense - Term Loan	8,070	—
Interest expense - 2022 ABS	9,663	6,227
Interest expense - 2023 ABS	755	—
Interest expense - Short-Term Borrowings	1,465	—
Amortization of deferred financing costs	3,831	1,621
Total interest and other debt financing expenses	$41,416	$12,961
Average debt outstanding	$785,129	$349,134
Average stated interest rate	6.4%	4.3%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2023 and December 31, 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	431	10/3/2023	$1	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(144)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	530	10/18/2023	9	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	546	11/16/2023	9	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	523	12/18/2023	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	536	1/17/2024	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	533	2/16/2024	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	492	3/18/2024	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	521	4/17/2024	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	499	5/16/2024	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	506	6/19/2024	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	473	7/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	486	8/16/2024	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	486	9/17/2024	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	470	10/17/2024	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	485	11/18/2024	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	470	12/17/2024	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	465	1/17/2025	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	461	2/18/2025	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	417	3/18/2025	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	461	4/16/2025	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	446	5/16/2025	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	47,765	6/18/2025	129	—	Unrealized gain on foreign currency forward contracts
				$264	$(179)

	As of December 31, 2022
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	248	1/5/2023	$—	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	127	1/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	113	2/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	3/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	426	4/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	5/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	121	6/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	428	7/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	124	7/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	8/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	120	9/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	431	10/3/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(159)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,329	—	Unrealized gain on foreign currency forward contracts
				$1,506	$(210)

For the three and nine months ended September 30, 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $1,948 and ($1,211), respectively. For the three and nine months ended September 30, 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($2) and $1,739, respectively.

For the three and nine months ended September 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $1,541 and $2,343, respectively. For the three and nine months ended September 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $39 and $84, respectively.

Note 9. Distributions

The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the nine months ended September 30, 2023 and 2022, respectively.

				Amount
Date	Record	Payment	Dividend	Per	Distribution
Declared	Date	Date (1)	Type	Share	Declared
Nine months ended September 30, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.08	6,208
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.08	6,208
April 6, 2023	April 17, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	April 17, 2023	June 30, 2023	Supplemental	0.01	838
April 6, 2023	May 15, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	June 15, 2023	June 30, 2023	Regular	0.09	8,287
July 6, 2023	July 17, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	July 17, 2023	September 29, 2023	Supplemental	0.01	923
July 6, 2023	August 15, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	September 15, 2023	September 29, 2023	Regular	0.09	9,899
Total distributions declared				$0.81	$70,280

Nine months ended September 30, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	Regular	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	Regular	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	Regular	0.06	2,435
April 1, 2022	April 18, 2022	June 30, 2022	Regular	0.07	3,222
April 1, 2022	May 16, 2022	June 30, 2022	Regular	0.07	3,223
April 1, 2022	June 17, 2022	June 30, 2022	Regular	0.06	3,730
July 1, 2022	July 15, 2022	September 30, 2022	Regular	0.07	3,759
July 1, 2022	August 15, 2022	September 30, 2022	Regular	0.07	3,759
July 1, 2022	September 16, 2022	September 30, 2022	Regular	0.06	4,321
Total distributions declared				$0.60	$29,327
(1)	The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

The following tables summarize the Company’s distributions reinvested during the nine months ended September 30, 2023 and 2022, respectively:

		DRIP	DRIP
	NAV	Shares	Shares
Payment Date	Per Share	Issued	Value
Nine months ended September 30, 2023:
March 31, 2023	$10.13	664,510	$6,731
June 30, 2023	10.25	916,989	9,400
September 29, 2023	10.22	1,044,254	10,672
Total proceeds		2,625,753	$26,803

		DRIP	DRIP
	NAV	Shares	Shares
Payment Date	Per Share	Issued	Value
Nine months ended September 30, 2022:
March 31, 2022	$10.10	217,369	$2,195
June 30, 2022	10.16	344,760	3,503
September 30, 2022	10.10	418,151	4,224
Total proceeds		980,280	$9,922

Note 10. Stock Issuances and Share Repurchase Program

Stock Issuances

Effective as of June 15, 2023, the Company amended its charter to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 300,000,000.

The following tables summarize the issuance of shares during the nine months ended September 30, 2023 and 2022:

	Price
Date	Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
Total		35,449,407	$361,690

	Price
Date	Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
Total		28,878,088	$292,150

During the nine months ended September 30, 2023 and 2022, the Company also issued 2,625,753 and 980,280 shares, with an aggregate value of $26,803 and $9,922, respectively, under the DRIP as disclosed in Note 9.

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

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the nine months ended September 30, 2023 and 2022:

	Price	Shares
Date	Per Share	Repurchased	Total Cost
Nine months ended September 30, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
Total		2,190,063	$22,320

	Price	Shares
Date	Per Share	Repurchased	Total Cost
Nine months ended September 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
Total		1,114,383	$11,275

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2023 and December 31, 2022, the Company had $263,540 and $319,237, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the Credit Facility, make Short-Term Borrowings or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of September 30, 2023.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Per share data:
Net asset value at beginning of period	$10.13	$10.10
Net investment income (1)	0.92	0.62
Net gain (loss) (1)	—	(0.06)
Net increase (decrease) in net assets resulting from operations (1)	0.92	0.56
Stockholder distributions declared (2)	(0.81)	(0.60)
Other (3)	0.01	0.04
Net asset value at end of period	$10.25	$10.10
Total return based on average net asset value (4)	10.97%	5.42%
Ratio/Supplemental data:
Net assets at end of period	$1,131,752	$659,321
Shares outstanding at end of period	110,418,299	65,309,147
Portfolio turnover (5)	6.15%	12.22%
Ratio of total investment income to average net assets (6)	22.56%	14.40%
Ratio of expenses to average net assets with waivers (6) (7)	10.29%	6.21%
(1)	The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)	The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2023 and 2022, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratio is not annualized.
(6)	Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)	The following is a supplemental ratio for the nine months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022
Ratio of expenses to average net assets without waivers (6)	10.29%	6.93%
Ratio of net investment income (loss) to average net assets without waivers (6)	12.27%	7.47%
Ratio of net investment income (loss) to average net assets with waivers (6)	12.27%	8.18%

Note 13. Subsequent Events

The Company has evaluated subsequent events through November 13, 2023, the date on which the consolidated financial statements were issued.

Distributions: On October 5, 2023, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
October 16, 2023	December 29, 2023	$0.09
November 15, 2023	December 29, 2023	0.09
December 15, 2023	December 29, 2023	0.09
Total regular dividends declared		$0.27

Additionally, on October 5, 2023, the Board also declared a supplemental dividend of $0.01 per share, to stockholders of record as of the close of business on October 16, 2023, payable on December 29, 2023.

Private Placement Bonds: On October 18, 2023, the Company priced an offering of $200,000 in aggregate principal amount of senior unsecured notes (the “2028 Notes”) to institutional accredited investors in a private placement. The 2028 Notes are comprised of $100,000 series A senior unsecured notes, due November 15, 2028 (the “Series A Notes”) and $100,000 series B senior unsecured notes, due December 13, 2028 (the “Series B Notes”). The issuance of the Series A Notes is expected to occur on November 15, 2023 and the issuance of the Series B Notes is expected to occur on December 13, 2023, subject to finalization of the underlying documentation and agreements. The 2028 Notes will have a fixed interest rate of 9.42% per annum. Interest on the 2028 Notes will be due and payable semiannually beginning on May 15, 2024. The interest rate will be subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the Series A Notes and the Series B Notes) in the event that, subject to certain exceptions, the 2028 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. There is no guarantee of the successful placement of the 2028 Notes or that the closing of the 2028 Notes will occur as anticipated.

Revolving Credit Facility: On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with ING Capital, LLC, as Administrative Agent and Joint Lead Arranger.

The initial principal amount of the Revolving Credit Facility is $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450,000, subject to the satisfaction of certain conditions.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple RFR, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.).

Advances under the Revolving Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced varies depending upon the types of assets in the Company’s portfolio. Assets must meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.

The Company’s ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500,000 and (b) an amount equal to the sum of (i) $660,865 plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to the Company from sales of its equity securities during each quarter following October 20, 2023 and (y) the amount paid or distributed to purchase or redeem its common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $215,000. The Revolving Credit Facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both the Company and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the Revolving Credit Facility and fails to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

The Revolving Credit Facility also imposes certain conditions that may limit the amount of the Company’s distributions to stockholders. Distributions payable in the Company’s common stock under the DRIP are not limited by the Revolving Credit Facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain the Company’s status as a RIC.

The Revolving Credit Facility is guaranteed by certain subsidiary guarantors (primarily the Taxable Subsidiaries). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, making distributions, contributions and investments and such other uses as permitted under the Revolving Credit Agreement.

The period during which the Company may borrow under the Revolving Credit Facility expires on October 20, 2027, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by October 20, 2028. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and the subsidiary guarantors, subject to certain exceptions.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of the ongoing war between Russia and Ukraine or current conflict in Israel and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;
●	the impact of increased competition;
●	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of September 30, 2023, our portfolio included approximately 87.4% senior secured loans, 6.6% unitranche secured loans, 2.6% junior secured loans and 3.4% equity securities, compared to December 31, 2022, when our portfolio included approximately 85.1% senior secured loans, 8.7% unitranche secured loans, 3.0% junior secured loans and 3.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the nine months ended September 30, 2023 and 2022 (in thousands except shares and per share data):

	Price Per
Date	Share	Shares Issued	Proceeds
Nine months ended September 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
Total		35,449,407	$361,690

	Price Per
Date	Share	Shares Issued	Proceeds
Nine months ended September 30, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
Total		28,878,088	$292,150

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

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the nine months ended September 30, 2023 and 2022 (in thousands except shares and per share data):

	Price	Shares
Date	Per Share	Repurchased	Proceeds
Nine months ended September 30, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
Total		2,190,063	$22,320

	Price	Shares
Date	Per Share	Repurchased	Proceeds
Nine months ended September 30, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
Total		1,114,383	$11,275

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

Portfolio and Investment Activity

During the three months ended September 30, 2023, we invested $175.4 million in 8 new portfolio companies, $57.1 million in 49 existing portfolio companies and had $23.5 million in aggregate amount of sales and principal repayments, resulting in net investments of $209.0 million for the period.

During the nine months ended September 30, 2023, we invested $445.1 million in 33 new portfolio companies, and $155.6 million in 141 existing portfolio companies, and had $103.7 million in aggregate amount of sales and principal repayments, resulting in net investments of $497.0 million for the period.

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

The following table shows portfolio yield by security type:

	September 30, 2023		December 31, 2022
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	11.9%	11.9%	10.8%	10.8%
Unitranche secured loans	13.3	13.9	11.0	11.3
Junior secured loans	9.6	9.6	11.9	11.9
Equity securities	6.7	6.7	6.6	6.6
Total	11.9%	12.0%	10.8%	10.8%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$1,726,087	87.4%	$1,250,788	85.1%
Unitranche secured loans	129,840	6.6	127,378	8.7
Junior secured loans	51,521	2.6	44,469	3.0
Equity securities	66,685	3.4	46,361	3.2
Total	$1,974,133	100.0%	$1,468,996	100.0%

Our portfolio composition at September 30, 2023 remained relatively consistent with our portfolio at December 31, 2022. Our effective yields at September 30, 2023 increased from December 31, 2022, driven primarily by increases in SOFR.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$21,155	1.1%	$21,049	1.4%
Automotive	37,119	1.9	38,843	2.7
Banking	33,643	1.7	37,979	2.6
Beverage, Food & Tobacco	35,858	1.8	16,439	1.1
Capital Equipment	72,561	3.7	56,074	3.8
Chemicals, Plastics & Rubber	626	0.0	—	—
Construction & Building	62,713	3.2	34,877	2.4
Consumer Goods: Durable	45,453	2.3	40,357	2.7
Consumer Goods: Non-Durable	44,009	2.2	32,843	2.2
Containers, Packaging & Glass	13,973	0.7	11,675	0.8
Energy: Oil & Gas	2,787	0.2	3,597	0.2
Environmental Industries	35,926	1.8	31,457	2.1
FIRE: Finance	134,402	6.8	66,639	4.5
FIRE: Insurance	23,671	1.2	9,641	0.7
FIRE: Real Estate	82,509	4.2	71,154	4.8
Healthcare & Pharmaceuticals	294,344	14.9	210,831	14.4
High Tech Industries	192,457	9.8	180,823	12.3
Hotels, Gaming & Leisure	99	0.0	2,331	0.2
Media: Advertising, Printing & Publishing	144,058	7.3	129,362	8.8
Media: Broadcasting & Subscription	2,073	0.1	2,019	0.1
Media: Diversified & Production	46,081	2.3	46,348	3.2
Services: Business	351,505	17.8	184,535	12.6
Services: Consumer	110,669	5.6	77,998	5.3
Telecommunications	42,873	2.2	36,415	2.5
Transportation: Cargo	107,385	5.4	97,153	6.6
Wholesale	36,184	1.8	28,557	2.0
Total	$1,974,133	100.0%	$1,468,996	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2023 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$—	—%
2	1,808,823	91.6
3	155,179	7.9
4	10,131	0.5
5	—	—
Total	$1,974,133	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$—	—%
2	1,396,200	95.0
3	72,190	4.9
4	606	0.1
5	—	—
Total	$1,468,996	100.0%

As of September 30, 2023, there were two borrowers with loans or preferred equity securities on non-accrual status (Arcstor Midco, LLC and Avison Young (USA) Inc.), and these investments totaled $9.5 million at fair value, or 0.5% of our total investments at fair value at September 30, 2023. As of December 31, 2022, there were no borrowers with loans or preferred equity securities on non-accrual status.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Total investment income	$59,212	$22,817
Total operating expenses, net of fee waivers	28,040	10,643
Net investment income before income taxes	31,172	12,174
Income taxes, including excise taxes	150	1
Net investment income	31,022	12,173
Net realized gain (loss) on investments	38	—
Net realized gain (loss) on foreign currency forward contracts	(2)	39
Net realized gain (loss) on foreign currency and other transactions	(10)	(1)
Net realized gain (loss)	26	38
Net change in unrealized gain (loss) on investments	(2,668)	(2,057)
Net change in unrealized gain (loss) on foreign currency forward contracts	1,948	1,541
Net unrealized gain (loss) on foreign currency and other transactions	—	1
Net change in unrealized gain (loss)	(720)	(515)
Net increase (decrease) in net assets resulting from operations	$30,328	$11,696

	Nine months ended
	September 30,
	2023	2022
Total investment income	$155,624	$56,407
Total operating expenses, net of fee waivers	73,348	24,945
Net investment income before income taxes	82,276	31,462
Income taxes, including excise taxes	534	2
Net investment income	81,742	31,460
Net realized gain (loss) on investments	(622)	(17)
Net realized gain (loss) on foreign currency forward contracts	1,739	84
Net realized gain (loss) on foreign currency and other transactions	166	(14)
Net realized gain (loss)	1,283	53
Net change in unrealized gain (loss) on investments	(871)	(5,454)
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,211)	2,343
Net unrealized gain (loss) on foreign currency and other transactions	—	1
Net change in unrealized gain (loss)	(2,082)	(3,110)
Net increase (decrease) in net assets resulting from operations	$80,943	$28,403

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Interest income	$55,527	$19,264
PIK interest income	1,767	1,902
Dividend income (1)	128	127
Fee income	453	385
Prepayment gain (loss)	117	609
Accretion of discounts and amortization of premiums	1,220	530
Total investment income	$59,212	$22,817

	Nine months ended
	September 30,
	2023	2022
Interest income	$143,959	$47,597
PIK interest income	5,500	3,536
Dividend income (2)	372	342
Fee income	1,093	2,170
Prepayment gain (loss)	596	1,041
Accretion of discounts and amortization of premiums	4,104	1,721
Total investment income	$155,624	$56,407
(1)	During the three months ended September 30, 2023 and 2022, dividend income includes PIK dividends of $101 and $90, respectively.
(2)	During the nine months ended September 30, 2023 and 2022, dividend income includes PIK dividends of $290 and $270, respectively.

The increase in investment income of $36.4 million and $99.2 million during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively, is primarily the result of an increase in interest income due to the growth of our investment portfolio and increases in effective rates on the portfolio as a result of the rising interest rate environment.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Interest and other debt financing expenses	$16,261	$4,979
Base management fees, net of base management fee waivers (1)	6,206	3,285
Incentive fees, net of incentive fee waivers (2)	4,332	1,485
Professional fees	495	334
Administrative service fees	450	352
General and administrative expenses	273	186
Directors’ fees	23	22
Total operating expenses, net of fee waivers	$28,040	$10,643

	Nine months ended
	September 30,
	2023	2022
Interest and other debt financing expenses	$41,416	$12,961
Base management fees, net of base management fee waivers (1)	16,435	7,058
Incentive fees, net of incentive fee waivers (2)	11,563	2,385
Professional fees	1,318	1,019
Administrative service fees	1,212	763
General and administrative expenses	1,335	700
Directors’ fees	69	59
Total operating expenses, net of fee waivers	$73,348	$24,945
(1)	MC Advisors did not waive any base management fees during the three and nine months ended September 30, 2023. Base management fees for the three and nine months ended September 30, 2022 were $3,285 and $8,759, respectively. MC Advisors elected to voluntarily waive zero and $1,701 of such base management fees for the three and nine months ended September 30, 2022, respectively. Base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)	Incentive fees for the three and nine months ended September 30, 2023 were $4,332 and $11,563, comprised of part one incentive fees of $4,419 and $11,663 and a reversal of previously accrued part two capital gains incentive fees of $87 and $100, respectively. MC Advisors did not waive any part one incentive fees during the three and nine months ended September 30, 2023. Incentive fees for the three and nine months ended September 30, 2022 were $1,647 and $3,853, comprised of part one incentive fees of $1,707 and $4,474 and a reversal of previously accrued part two capital gains incentive fees of $60 and $621, respectively. MC Advisors elected to voluntarily waive the part one incentive fees of $162 and $1,468 during the three and nine months ended September 30, 2022, respectively. Incentive fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Interest expense - Credit Facility	$6,422	$1,128
Interest expense - Term Loan	2,899	—
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	755	—
Interest expense - Short-Term Borrowings	1,386	—
Amortization of deferred financing costs	1,578	630
Total interest and other debt financing expenses	$16,261	$4,979
Average debt outstanding	$846,873	$351,614
Average stated interest rate	6.9%	4.9%

	Nine months ended
	September 30,
	2023	2022
Interest expense - Credit Facility	$17,632	$5,113
Interest expense - Term Loan	8,070	—
Interest expense - 2022 ABS	9,663	6,227
Interest expense - 2023 ABS	755	—
Interest expense - Short-Term Borrowings	1,465	—
Amortization of deferred financing costs	3,831	1,621
Total interest and other debt financing expenses	$41,416	$12,961
Average debt outstanding	$785,129	$349,134
Average stated interest rate	6.4%	4.3%

The increase in total operating expenses of $17.4 million and $48.4 million during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively, is primarily a result of an increase in interest expense, driven by higher average borrowings to support the growth of the portfolio and increases in effective interest rates on debt as a result of the rising interest rate environment, and increases in base management and incentive fees, net of fee waivers.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2023, we recorded a net expense (benefit) on the consolidated statements of operations of $0.2 million and $0.5 million, respectively, for U.S. federal excise tax. For both the three and nine months ended September 30, 2022, we recorded a net tax expense on the consolidated statements of operations of $1 thousand for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, we recorded a net tax expense of zero and $39 thousand, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2022, we recorded a net tax expense of zero and $1 thousand, respectively, on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended September 30, 2023 and 2022, we had sales of investments of $4.4 million and zero, respectively, resulting in $38 thousand and zero of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2023 and 2022, we had sales of investments of $9.0 million and $15.8 million, respectively, resulting in ($0.6) million and ($17) thousand of net realized gain (loss) on investments, respectively.

We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2023 and 2022, we had ($2) thousand and $39 thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2023 and 2022, we had $1.7 million and $0.1 million net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2023 and 2022, we had ($10) thousand and ($1) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2023 and 2022, we had $0.2 million and ($14) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2023 and 2022, our investments had ($2.7) million and ($2.1) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2023 and 2022, our investments had ($0.9) million and ($5.5) million in net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During both the three and nine months ended September 30, 2023, the net change in unrealized loss on investments was primarily attributable to unrealized losses on certain specific portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of September 30, 2023, partially offset by net gains on the remainder of the portfolio.

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

For the three months ended September 30, 2023 and 2022, our foreign currency forward contracts had $1.9 million and $1.5 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2023 and 2022, our foreign currency forward contracts had ($1.2) million and $2.3 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $30.3 million and $11.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $0.30 and $0.19, respectively.

For the nine months ended September 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $80.9 million and $28.4 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $0.92 and $0.56, respectively.

The $18.6 million and $52.5 million increases during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of the rising interest rate environment during the three and nine months ended September 30, 2023.

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

As of September 30, 2023, we had $7.6 million in cash, $38.5 million in restricted cash at MC Income Plus Financing SPV LLC (the “SPV”), $2.6 million in restricted cash at MC Income Plus Financing SPV II LLC (the “SPV II”), $10.5 million in restricted cash at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”), and $20.8 million in restricted cash at Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”). Additionally, we had $226.3 million debt outstanding on our Credit Facility, $145.3 million debt outstanding on our Term Loan, $306.0 million debt outstanding on our 2022 ABS, $185.9 million debt outstanding on our 2023 ABS, and $68.0 million debt outstanding on our Short-Term Borrowings (as defined below). We had $223.7 million available for additional borrowings on the Credit Facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on aggregate borrowings outstanding was 222% and 199%, respectively.

Cash Flows

For the nine months ended September 30, 2023 and 2022, we experienced a net increase (decrease) in cash and restricted cash of $27.5 million and $48.5 million, respectively. For the nine months ended September 30, 2023 and 2022, operating activities used $433.6 million and $297.7 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments and net investment income. During the nine months ended September 30, 2023 and 2022, we generated $461.2 million and $346.2 million from financing activities, primarily as a result of net borrowings on our debt facilities and the proceeds from issuance of common stock, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of September 30, 2023 and December 31, 2022, we had 110,418,299 and 74,533,202 shares outstanding, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2023, totaled $27.4 million ($0.28 per share) and $70.3 million ($0.81 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2022 totaled $11.8 million ($0.20 per share) and $29.3 million ($0.60 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year.

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

Borrowings

The Company’s outstanding debt as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	As of September 30, 2023					As of December 31, 2022
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount		Principal
	Committed/		Amount	Carrying		Committed/		Amount	Carrying
	Outstanding (1)		Outstanding	Value		Outstanding (1)		Outstanding	Value
Credit Facility	$450,000		$226,300	$224,982	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	145,309		145,309	144,133	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	299,811	(5)	306,000	(4)	306,000	297,629	(5)
2023 ABS	185,850	(6)	185,850	183,660	(7)	—		—	—
Short-Term Borrowings	68,010		68,010	68,010	(8)	—		—	—
Total	$1,155,169		$931,469	$920,596		$856,000		$763,400	$751,486
(1)	Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)	Represents the aggregate principal amount outstanding of the Credit Facility (as defined below), less unamortized debt issuance costs. As of September 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1.3 million and $2.5 million, respectively.
(3)	Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of September 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $1.2 million and $1.0 million, respectively.
(4)	As of both September 30, 2023 and December 31, 2022, the Class C Senior Secured Notes and 2022 Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)	Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of September 30, 2023 and December 31, 2022, the total unamortized debt issuance costs were $6.2 million and $8.4 million, respectively.
(6)	As of September 30, 2023, the 2023 Subordinated Notes (as defined below) totaling $65.3 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)	Represents the aggregate principal amount outstanding of the 2023 ABS (as defined below), less unamortized debt issuance costs. As of September 30, 2023, the total unamortized debt issuance costs were $2.2 million.
(8)	Represents the aggregate principal amount outstanding of the Short-Term Borrowings (as defined below). As of September 30, 2023, the total unamortized debt issuance costs were zero.

Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through July 16, 2024. The maturity date of the Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2023 and December 31, 2022, the fair value of our investments held in the SPV as collateral for the Credit Facility was $667.7 million and $691.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. As of September 30, 2023 and December 31, 2022, we had outstanding borrowings under the Credit Facility of $226.3 million and $357.4 million, respectively.

On May 26, 2023, the Credit Facility was amended to, among other things, replace LIBOR with SOFR as the base rate. During the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of September 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.2% and 6.9%, respectively.

Term Loan: On December 20, 2022, we entered into a senior term credit facility (the “Term Loan”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV II (the “SPV II”) as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature which allows the us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more additional lenders. On February 3, 2023, we increased the facility amount pursuant to the accordion feature of the Term Loan from $100.0 million of aggregate commitments to $155.0 million of aggregate commitments and we borrowed up to the new aggregate commitments under the Term Loan. As of September 30, 2023 and December 31, 2022, we had outstanding borrowings under the Term Loan of $145.3 million and $100.0 million, respectively. As of September 30, 2023 and December 31, 2022 the fair value of our investments held in SPV II as collateral for the Term Loan was $209.5 million and $141.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of September 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.7% and 6.7%, respectively.

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

2022 Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both September 30, 2023 and December 31, 2022, the 2022 Class C and 2022 Subordinated Notes were eliminated in consolidation.

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

As of September 30, 2023 and December 31, 2022, the fair value of our investments held in the 2022 Issuer as collateral was $421.3 million and $410.2 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments.

Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

2023 Asset-Backed Securitization: On September 15, 2023, we completed a $251.2 million asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160.8 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25.1 million of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65.3 million of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). We retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of September 30, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of September 30, 2023, the 2023 Class A Notes were accruing an interest rate of 8.8%.

Through October 22, 2025, the 2023 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2023 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2023 ABS, allowing the Company to maintain the initial leverage in the 2023 ABS. The 2023 Notes are due on September 22, 2033.

As of September 30, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $228.6 million, and these investments are identified on the consolidated schedule of investments.

Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

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

As of September 30, 2023, we had $68.0 million Short-Term Borrowings with Macquarie Bank Limited (“Macquarie”). The carrying value of the participated investments under Short-Term Borrowings was $68.0 million as of September 30, 2023. As of September 30, 2023, the Short-Term Borrowings were accruing at a weighted average interest rate of 8.7%.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $263.5 million and $319.2 million, respectively. We believe that our available cash balances and/or ability to draw on the Credit Facility, make Short-Term Borrowings or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of September 30, 2023. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.

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

(1)	As of December 31, 2022. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index, Bloomberg Barclays Indices for US IG Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)	Refinitiv LPC’s 4Q22 Sponsored Middle Market Private Deals Analysis – January 2023.

Recent Developments

Distributions: On October 5, 2023, the Board of Directors (the “Board”) declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
October 16, 2023	December 29, 2023	$0.09
November 15, 2023	December 29, 2023	0.09
December 15, 2023	December 29, 2023	0.09
Total regular dividends declared		$0.27

Additionally, on October 5, 2023, the Board also declared a supplemental dividend of $0.01 per share, to stockholders of record as of the close of business on October 16, 2023, payable on December 29, 2023.

Private Placement Bonds: On October 18, 2023, we priced an offering of $200.0 million in aggregate principal amount of senior unsecured notes (the “2028 Notes”) to institutional accredited investors in a private placement. The 2028 Notes are comprised of $100.0 million series A senior unsecured notes, due November 15, 2028 (the “Series A Notes”) and $100.0 million series B senior unsecured notes, due December 13, 2028 (the “Series B Notes”). The issuance of the Series A Notes is expected to occur on November 15, 2023 and the issuance of the Series B Notes is expected to occur on December 13, 2023, subject to finalization of the underlying documentation and agreements. The 2028 Notes will have a fixed interest rate of 9.42% per annum. Interest on the 2028 Notes will be due and payable semiannually beginning on May 15, 2024. The interest rate will be subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the Series A Notes and the Series B Notes) in the event that, subject to certain exceptions, the 2028 Notes cease to have an investment grade rating and our minimum secured debt ratio exceeds certain thresholds. There is no guarantee of the successful placement of the 2028 Notes or that the closing of the 2028 Notes will occur as anticipated.

Revolving Credit Facility: On October 20, 2023, we, as borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with ING Capital, LLC, as Administrative Agent and Joint Lead Arranger.

The initial principal amount of the Revolving Credit Facility is $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450.0 million, subject to the satisfaction of certain conditions.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple RFR, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.).

Advances under the Revolving Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the Lenders to us varies depending upon the types of assets in our portfolio. Assets must meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.

Our ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500.0 million and (b) an amount equal to the sum of (i) $660.9 million plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to us from sales of its equity securities during each quarter following October 20, 2023 and (y) the amount paid or distributed to purchase or redeem its common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $215.0 million. The Revolving Credit Facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both the Company and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the Revolving Credit Facility and fail to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

The Revolving Credit Facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the Revolving Credit Facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

The Revolving Credit Facility is guaranteed by certain subsidiary guarantors (primarily the Taxable Subsidiaries). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, making distributions, contributions and investments and such other uses as permitted under the Revolving Credit Agreement.

The period during which the Company may borrow under the Revolving Credit Facility expires on October 20, 2027, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by October 20, 2028. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and the subsidiary guarantors, subject to certain exceptions.

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

As of September 30, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During both the three and nine months ended September 30, 2023, we reversed $0.1 million of previously accrued capital gains incentive fees based on the performance of our portfolio. During the three and nine months ended September 30, 2022, we reversed $0.1 million and $0.6 million, respectively, of previously accrued capital gains incentive fees based on the performance of our portfolio and the reduction in the incentive fee rate.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2023.

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

Interest Rate Risk

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility, Term Loan and 2023 Class A Notes have a floating interest rate provision, whereas our 2022 Secured Notes and 2023 Class B Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(4,696)	$(929)	$(3,767)
Up 100 basis points	18,084	3,676	14,408
Up 200 basis points	36,861	7,392	29,469
Up 300 basis points	55,637	11,109	44,528

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Credit Facility, Term Loan, 2023 Class A Notes or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Currency Risk

We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of September 30, 2023, we had foreign currency forward contracts in place for CAD 32.4 million and AUD 57.6 million associated with future principal and interest payments on certain investments.

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 16, 2023, we issued 17,653,821 shares of our common stock, par value $0.01 per share, at a price of $10.22 per share for proceeds of $180.4 million.

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

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Amended and Restated Bylaws (4)

3.5	Indenture dated as of September 15, 2023, by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.
(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.
(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 21, 2023.
(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.
(5)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on September 21, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2023	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Income Plus Corporation

Date: November 13, 2023	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Income Plus Corporation