Form 10-K
period 2023-12-31
Monroe Capital Income Plus Corp
filed 2024-03-12
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2023, there was no established public market for the Registrant’s common stock.
As of March 11, 2024, the registrant had 127,232,772 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CERTAIN DEFINITIONS
Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:
•“we,” “us,” “our” and the “Company” refer to Monroe Capital Income Plus Corporation, a Maryland corporation, and its consolidated subsidiaries;
•MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser, a Delaware limited liability company and affiliate of Monroe Capital;
•MC Management refers to Monroe Capital Management Advisors, LLC, our administrator, a Delaware limited liability company and affiliate of Monroe Capital; and
•Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;

•the impact of the ongoing military conflict in the Middle East and Europe and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•the impact of higher interest rates and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
•the impact of future legislation and regulation on our business and our portfolio companies.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-Kinvolve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
We commenced our loan origination and investment activities contemporaneously with the initial closing of an initial private offering (the “Initial Private Offering”) on January 15, 2019 (the “Initial Closing Date”). On November 16, 2020, we held the final closing of our Initial Private Offering. In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million. In connection with the Second Private Offering, as of December 31, 2023, we have issued 112,854,939 shares of common stock to our investors for an aggregate purchase price of $1.1 billion.

Effective as of June 15, 2023, we amended our charter to increase the number of shares of common stock we are authorized to issue from 100,000,000 to 300,000,000.
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

We are currently conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration of the Securities Act (the “Second Private Offering”). At each closing, an investor will purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors will be required to fund their full subscription to purchase shares of our common stock.
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
March 15, 2022	$10.10	12,173,590	122,953
May 17, 2022	$10.16	8,022,706	81,511
August 16, 2022	$10.10	8,681,792	87,686
November 15, 2022	$10.10	8,895,565	89,845
March 16, 2023	$10.13	9,474,500	95,977
May 16, 2023	$10.25	8,321,086	85,291
August 16, 2023	$10.22	17,653,821	180,422
November 16, 2023	$10.25	17,490,825	179,281
Total		112,854,939	$1,142,719
During 2022, we commenced a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our Board. In addition to Board approval, such repurchases are subject to the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the years ended December 31, 2023 and 2022 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	$10.25	664,987	6,816
September 28, 2023	$10.22	618,326	6,319
December 28, 2023	$10.25	2,050,939	21,022
Total		4,241,002	$43,342

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	$10.16	333,527	3,389
September 16, 2022	$10.10	139,216	1,406
December 15, 2022	$10.10	208,828	2,110
Total		1,323,211	$13,385

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
We do not limit our investments to any particular industry or geographic area when investing in qualifying assets (as defined in Section 55(a) of the 1940 Act), which are required to constitute at least 70% of our total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in fund finance, secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity or private debt fund-level financing backed by the residual value of third-party private equity or private debt fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.
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
Since the commencement of our operations, we have grown the fair value of our portfolio of investments to approximately $2.5 billion at December 31, 2023. Our portfolio at December 31, 2023 consists of 201 different portfolio companies and our holdings include senior secured loans, unitranche secured loans, junior secured loans and equity investments. As of December 31, 2023, our portfolio included approximately 85.9% senior secured loans, 7.3% unitranche secured loans, 3.5% junior secured loans and 3.3% equity securities. As of December 31, 2023, we have borrowed $179.0 million under our revolving credit facility (the “SPV Credit Facility”), $120.3 million under our term loan credit facility (the “Term Loan”), $306.0 million on our 2022 asset-backed securitization (the “2022 ABS”), $185.9 million on our 2023 asset-backed securitization (the “2023 ABS”), $256.8 million under our senior secured revolving credit facility (the “Revolving Credit Facility”) and $200.0 million in senior unsecured notes (the “2028 Notes”).

OUR INVESTMENT ADVISOR
Our investment activities are managed by our investment advisor, MC Advisors, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their private equity sponsors, analyzing investment opportunities, structuring our investments and managing our investments and portfolio companies on an ongoing basis. MC Advisors was organized in February 2011 and is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
Under our Investment Advisory Agreement with MC Advisors, we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Board, including the independent directors, considers whether our fees and expenses (including those related to leverage) remain appropriate.
MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Lewis W. Solimene, Jr., provides investment services to MC Advisors pursuant to a staffing agreement (the “Staffing Agreement”) between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Solimene, Jr. have developed a broad network of contacts within the investment community and average more than 40 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Solimene, Jr. have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions.
In addition to his role with Monroe Capital, Mr. Koenig serves as an interested director on the Board and a member of the MC Advisors’ investment committee. Mr. Koenig has approximately 40 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Messrs. Koenig and Solimene Jr. are joined on MC Advisors’ investment committee by Michael J. Egan, who is a senior investment professional at Monroe Capital. Mr. Egan has approximately 40 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.
ABOUT MONROE CAPITAL
Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. During the year ended December 31, 2023, Monroe Capital acquired Horizon Technology Finance Management LLC ("Horizon"). Horizon is a leading investment manager of venture debt products for high-growth companies in the technology, life sciences healthcare information and services, and sustainability industries. The acquisition of Horizon augments Monroe Capital's existing platform with an experienced investment team and distinguished track record across multiple market cycles. Unless otherwise noted, all references to Monroe Capital include Horizon.

As of January 1, 2024, Monroe Capital had approximately $18.4 billion in assets under management. Over its twenty-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 590 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2023, Monroe Capital’s investment professionals invested in over 2,100 loans and related investments in an aggregate amount of over $41.3 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY
Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) Securitized Products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. We do not target any specific industry, however, as of December 31, 2023, our investments in the Services: Business and Healthcare & Pharmaceuticals represented approximately 17.2% and 14.0%, respectively, of the fair value of our portfolio.
Qualifying assets (as defined in Section 55(a) of the 1940 Act and discussed in “— Regulation” below) generally must constitute at least 70% of our total assets. Subject to that requirement, we may also invest in issuers in the specialty finance, consumer finance, litigation finance, and commercial and residential real estate finance areas, as well as in secondary opportunities in pooled investment funds managed by a third-party investment adviser and private equity fund-level financing backed by the residual value of third-party private equity fund portfolio companies. We seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle.
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

Active Investor and Operating Approach to Value Creation: MC Advisors has significant experience in sourcing, structuring, closing, managing and exiting investments. Prior to making an investment on our behalf, MC Advisors conducts a comprehensive financial and operational underwriting process to determine the factors likely to impact ongoing performance by portfolio companies or a proposed restructuring or recapitalization process. This analysis includes the following:
•Due Diligence – MC Advisors utilizes well-defined credit and underwriting criteria and proprietary investment management tools developed through its extensive experience. Standard due diligence items include in-person meetings with senior management, company and asset owners, onsite corporate and asset visits, and detailed calls with key customers and suppliers and examination of compatibility with Monroe Capital’s Environmental, Social and Governance policy. MC Advisors may also utilize third-party firms to conduct quality of earnings analyses, special purpose accounting reviews, asset and enterprise value appraisals, management background checks on senior company management, field audits, technology reviews and business plan reviews. As part of this detailed process, MC Advisors utilizes recognized and experienced vendors (such as external legal counsel, field examiners and asset appraisers) in order to promote consistency and efficiency.
•Strategic Planning – MC Advisors is actively involved in identification, development and execution of various strategies for portfolio companies.
•Executive Development – MC Advisors draws on its network of relationships to assist in the recruiting and developing the management of portfolio companies, as needed.
•Capital Formation – MC Advisors draws on its relationships in the banking, finance, private equity, investment banking and capital markets to assist portfolio companies in capital sourcing, as needed.
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
BUSINESS STRATEGY
We believe that we represent an attractive investment opportunity for the following reasons:
Deep, Experienced Management Team. We are led by Theodore L. Koenig, our Chairman and Chief Executive Officer, and Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, who also have active roles within MC Advisors. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 250 professionals, including seven senior partners that average more than 30 years of direct lending experience. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2023, Monroe Capital’s investment professionals invested in over 2,100 loans and related investments in an aggregate amount of over $41.3 billion.
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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,600 investment opportunities during 2023. Monroe Capital’s over 2,100 previously executed transactions, over 590 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.
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
We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:
•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments, including both interest and potential equity appreciation, that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.
We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company, or if an investment has reached its return target.

Investments
We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $60.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2023, as well as the top ten industries in which we were invested as of December 31, 2023, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
BLP Buyer, Inc.	$49,503	2.0%
Oceana Australian Fixed Income Trust	47,195	1.9
NationsBenefits, LLC	47,034	1.9
Milrose Consultants, LLC	45,044	1.8
Park County Holdings, LLC	44,325	1.8
Clydesdale Holdings, LLC	41,647	1.6
Central Moloney, LLC	40,039	1.6
CE Intermediate, LLC	38,998	1.5
DataOnline Corp.	38,723	1.5
Cosmos Bidco, Inc.	38,314	1.5
Total	$430,822	17.1%

Industry	Fair Value of Investments	Percentage of Total Investments
Services: Business	$434,280	17.2%
Healthcare & Pharmaceuticals	354,470	14.0
High Tech Industries	208,931	8.3
FIRE: Finance	188,094	7.4
Services: Consumer	167,734	6.6
Capital Equipment	153,448	6.1
Media: Advertising, Printing & Publishing	148,571	5.9
Transportation: Cargo	107,424	4.2
Construction & Building	99,032	3.9
Media: Diversified & Production	93,116	3.7
Total	$1,955,100	77.3%

INVESTMENT PROCESS OVERVIEW
We view our investment process as consisting of the phases described below:
Origination. MC Advisors develops investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with ten offices across the United States and Asia. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors generally seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.
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

Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. The MC Advisors’ investment committee considers its comprehensive new business presentation to approve or decline each investment. The MC Advisors’ investment committee includes Messrs. Koenig, Solimene Jr. and Egan. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least two members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	2,360,087	93.3
3	158,849	6.3
4	9,231	0.4
5	—	—
Total	$2,528,167	100.0%
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
MANAGEMENT AND OTHER AGREEMENTS
MC Advisors is located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our investing activities operations and provides investment advisory services to us, pursuant to the Investment Advisory Agreement entered into on December 5, 2018. Under the terms of the Investment Advisory Agreement, MC Advisors:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•assists us in determining what securities we purchase, retain or sell;
•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•executes, closes, services and monitors the investments we make.
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

Beginning with the Effective Date, the base management fee is calculated at an annual rate of 1.25% of average total assets (reduced from 1.50%), which includes assets financed using leverage. Following any future quotation or listing of our securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable in arrears.
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
Prior to April 1, 2022, we paid MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);
•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.76% in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. We refer to this portion of our pre-incentive fee net investment income as the “catch-up” provision. Prior to an Exchange Listing, the catch-up is meant to provide MC Advisors with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter, and following an Exchange Listing, the catch-up is meant to provide MC Advisors with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.88% in any calendar quarter; and
•prior to an Exchange Listing, 15% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter, and following an Exchange Listing, 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.
Effective April 1, 2022, prior to an Exchange Listing, we shall pay MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);
•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7143% (reduced from 1.76%) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. We refer to this portion of our pre-incentive fee net investment income as the “catch-up” provision; and

•prior to an Exchange Listing, 12.5% of the amount of our pre-incentive fee net investment income (a reduction from 15.0% of the amount of our pre-incentive fee net income), if any, that exceeds 1.7143% (reduced from 1.76%) in any calendar quarter, and following an Exchange Listing, 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.
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
Payment of Our Expenses
All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:
•organization and offering;
•calculating our net asset value (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);
•any and all fees, costs and expenses incurred in connection with our incurrence of leverage and indebtedness, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on our borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments, and letters of credit for the account of the fund and in making, carrying, funding and/or otherwise resolving investment guarantees);
•offerings of our common stock and other securities;
•investment advisory fees;
•administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);

•transfer agent, dividend agent and custodial fees and expenses;
•federal and state registration fees;
•all costs of registration and listing our shares on any securities exchange;
•U.S. federal, state and local taxes;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•proxy voting expenses; and
•all other expenses incurred by us or MC Management in connection with administering our business.
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
Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Board most recently reapproved the Administration Agreement on November 6, 2023. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
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
Board Approval of the Investment Advisory Agreement
At a virtual meeting of our Board held on November 6, 2023, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to reapprove the Investment Advisory Agreement in accordance with the requirements of the 1940 Act. In reliance upon certain exemptive relief provided by the SEC for in-person meetings, the Board undertook to ratify the Investment Advisory Agreement at its next in-person meeting. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.
•The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other BDCs.
•Investment Performance. Our Board reviewed our performance, as well as comparative data with respect to the investment performance of other externally managed BDCs.
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

For periods prior to September 30, 2022, the Board determined the fair value of our investments in good faith on a quarterly basis. On September 30, 2022, pursuant to SEC Rule 2a-5 under the 1940 Act, the Board designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
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
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
•our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment is valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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
COMPETITION
We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including other BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may invest in areas they have not traditionally invested in or from which they had withdrawn during the recent economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.
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
Certain of these liquidity options, including the exchange of shares of our common stock for shares of MRCC, if any, will require exemptive relief from the SEC. There can be no assurance that we will be able to obtain such exemptive relief from the SEC. If we are unable to do so, then we will continue our operations in the manner as otherwise set forth in this Annual Report on Form 10-K and in our offering memorandum.
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

Taxation as a RIC
If we continue to:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
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
We will be subject to a 4% U.S. nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For the years ended December 31, 2023, 2022 and 2021, we recorded $0.5 million, $0.1 million and ($1) thousand on our consolidated statements of operations for U.S. federal excise taxes.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
•no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
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
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (a “CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in its income, we will be required to distribute such income to maintain RIC tax treatment and avoid application of the 4% U.S. federal excise tax regardless of whether or not the CFC makes an actual distribution during such year.
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

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act without obtaining exemptive relief and complying with certain conditions as required under the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed to the extent permitted by law without stockholder approval.
QUALIFYING ASSETS
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. The principal categories of qualifying assets relevant to our business are the following:
(a)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
•is organized under the laws of, and has its principal place of business in, the United States;
•is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies either of the following:
•does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
•is controlled by a BDC or a group of companies including a BDC, and such BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(b)Securities of any eligible portfolio company that we control.
(c)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization, or, if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity securities of the eligible portfolio company.
(e)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
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

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order for portfolio securities to qualify as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, employees or agents offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. MC Advisors or its affiliates provide such managerial assistance on our behalf to portfolio companies that request this assistance.
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
SENIOR SECURITIES
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain revolving credit facilities and a term loan credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”
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
Proxy Voting Records
You may obtain information about how we voted proxies for the Company by making a written request for proxy voting information to: Monroe Capital Income Plus Corporation, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Chief Compliance Officer, or by calling Monroe Capital Income Plus Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.
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
OTHER
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the Company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
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
On October 15, 2014, as amended on January 10, 2023, we, along with MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC (the “Order”) that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
As of December 31, 2023, affiliates of MC Advisors manage other assets in 13 closed-end funds, two small business investment companies, 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on similar investment types, but which may be backed by venture capital. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that may be suitable for us and such other investment funds or other investment vehicles.
MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. The Order received by MC Advisors and affiliates from the SEC permits greater flexibility relating to co-investments, subject to certain conditions. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.
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

Summary Risk Factors
Risks Relating to Our Business and Structure
•We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.
•There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.
•Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
•An extended disruption in the capital markets and the credit markets could negatively affect us and our portfolio companies.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•We maintain several leverage facilities and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.
•We are exposed to risks associated with changes in interest rates.
•Many of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
•The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
Risks Related to Our Investments
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Our portfolio companies consist of and will likely continue to consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

•We may be subject to risks associated with our investments in senior loans, junior debt securities, “covenant-lite” loans, unitranche secured loans and securities, bank loans, and securitized products.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.
•Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Risks Relating to Our Common Stock
•There is currently no public market for our stock, and the liquidity of your investment is limited.
•Although we adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.
•The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.
•We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
•We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
•We may defer dividend payments to a subsequent taxable year.
•Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
Risks Relating to Our Business and Structure
We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.
We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Solimene Jr. and Egan who comprise the MC Advisors’ investment committee. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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
The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Solimene Jr. and Egan, who comprise the MC Advisors’ investment committee, have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
As of December 31, 2023, MC Advisors manages other assets in MRCC, and affiliates of MC Advisors manage other assets in 13 closed-end funds, two small business investment companies, 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on similar investment types, but which may be backed by venture capital. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.
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
We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, the Order and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. The allocation policy further provides that allocations among us and these other funds are generally made in proportion to the relative amounts of capital available for new investments taking into account the Allocation Criteria. We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
We maintain several leverage facilities and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.
We maintain several leverage facilities and may use other borrowed funds and may borrow additional money, which is generally considered a speculative investment technique. As a result:
•our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness would not be available for such distributions;
•any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;
•the majority of our leverage facilities are, and any other credit facility we may enter into would be, subject to various financial and operating covenants; and
•we bear the cost of issuing and paying interest on our leverage facilities, which costs are entirely borne by our common stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2) (3)	-27.87%	-17.75%	-7.64%	2.48%	12.60%
_____________________________________________________
(1)The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)Assumes $2.6 billion in total assets, $1.3 billion in debt outstanding, of which $1.2 billion is senior securities outstanding, $1.3 billion in net assets and an average cost of funds of 7.46%, which was the weighted average interest rate of borrowings on our revolving credit facilities, term loan credit facility, ABS Notes and senior unsecured notes as of December 31, 2023. The interest rates on our revolving credit facilities, term loan credit facility and 2023 Class A Notes are variable rates. Actual interest payments may be different.
(3)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2023 total portfolio assets of at least 3.77%.
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

A substantial amount of our assets are subject to security interests under our leverage facilities and if we default on our obligations under any such facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2023, a substantial portion of our assets were held in MC Income Plus Financing SPV, LLC (the “SPV”), MC Income Plus Financing SPV II, LLC (the “SPV II”), Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) and Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”), our wholly owned subsidiaries, and were pledged as collateral under our leverage facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under our leverage facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the leverage facilities.
We are subject to certain risks in connection with securitization transactions.
In addition to issuing securities to raise capital, we entered into securitization transactions and we may enter into additional securitization transactions to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity, but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would have no direct ability to enforce the payment obligations on the loans contributed to the securitization vehicle. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid. Any fee payable under any servicing or collateral management agreement in respect of the securitization would be offset in an amount equal to the base management fee payable under the Investment Advisory Agreement.
As part of the securitization transactions, we would likely enter into an agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the securitization vehicle in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold.
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
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of higher interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
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

In periods of higher interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, higher interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, higher interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, higher interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Higher interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, higher interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;

•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
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
Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The U.S. government has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
MC Advisors can resign on 60 days’ notice under the Investment Advisory Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
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
Terrorist acts, acts of war, including the ongoing military conflict in the Middle East and Europe, global health emergencies, including the COVID-19 pandemic or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
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
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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
Many of our portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.
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
We and our portfolio companies may maintain cash balances at financial institutions and exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.

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
Our portfolio companies consist of and will likely continue to consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
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
Investing in lower middle-market companies involves a number of significant risks, including that lower middle-market companies:
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;
•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;
•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;
•may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
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
The market value of ABS will generally vary inversely with changes in market interest rates, declining when interest rates rise and rising when interest rates decline. However, ABS, while having comparable risk of decline during periods of higher rates, usually have less potential for capital appreciation than other investments of comparable maturities due to the likelihood of increased prepayments as interest rates decline. In addition, to the extent any ABS are purchased at a premium, losses due to default and liquidation and unscheduled principal prepayments generally will result in some loss of the holders’ principal to the extent of the premium paid. ABS are subject to whole loan risk and credit risk that the underlying receivables will not be paid by debtors or by credit insurers or guarantors of such instruments.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized losses. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2023, our investments in the Services: Business industry represented approximately 17.2% of the fair value of our portfolio. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
We may be subject to risks associated with our investments in the healthcare and pharmaceuticals industry.
As of December 31, 2023, our investments in the Healthcare & Pharmaceuticals industry represented approximately 14.0% of the fair value of our portfolio. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
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
Our investments include original issue discount (“OID”) components and may include PIK interest or PIK dividend components. For the year ended December 31, 2023, PIK interest and PIK dividends comprised approximately 3.4% and 0.2% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•OID instruments generally represent a significantly higher credit risk than coupon loans.
•OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.
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
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout often raise conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche secured transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
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
To the extent that these investments are denominated in a foreign currency, we may engage in hedging transactions. Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We may, for example, use instruments such as interest rate swaps, caps, collars and floors, forward contracts or currency options or borrow under a revolving credit facility in foreign currencies to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission.
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
Additionally, investors in the Second Private Offering must agree not to transfer or otherwise dispose of shares of our common stock purchased in the Second Private Offering until the first anniversary of such investor’s closing date, including pursuant to an offer by us to repurchase shares of common stock in a tender offer or otherwise.
Although we adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.
Although we generally intend to repurchase up to 5% of our total outstanding shares quarterly, the Board may not approve share repurchases, and any approval is in the Board’s discretion. Stockholders may not be able to sell their shares at all in the event the Board does not approve share repurchases, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter, as amended from time to time, or otherwise to effect a liquidity event at any time. The share repurchase program has many limitations and will be subject to compliance with applicable covenants and restrictions under our financing arrangements and regulatory restrictions, and should not be relied upon as a method to sell shares promptly or at a desired price.
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
We may choose to pay a portion of our dividends in our own stock, in which case a stockholder may be required to pay tax in excess of the cash you receive.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.
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
The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC staff has taken the position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we may amend our bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests, including in light of the Board’s fiduciary obligations, applicable federal and state laws, and the particular facts and circumstances surrounding the Board’s decision. If such conditions are met, and we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We rely on the cybersecurity strategy and policies implemented by Monroe Capital, the parent of both MC Advisors and MC Management that also apply to the Company. Monroe Capital’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Monroe Capital’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Monroe Capital’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Monroe Capital has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

Monroe Capital’s cybersecurity program includes physical, administrative, and technical safeguards, as well as plans and procedures designed to help Monroe Capital prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, MC Advisors or MC Management. Monroe Capital’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our investment adviser, or our administrator, is disclosed into Monroe Capital’s enterprise risk management program, which is overseen by the Monroe Capital Operations and Risk Committee (“ORC”), as discussed below. In addition, Monroe Capital periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

The Monroe Capital cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of MC Advisors and MC Management. Monroe Capital also has annual certification requirements for employees, including employees who provide services to us pursuant to our Investment Advisory Agreement and our Administration Agreement with respect to certain policies supporting the cybersecurity program. Monroe Capital undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Monroe Capital’s and our critical third-party vendors and other partners. Monroe Capital also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, MC Advisors or MC Management, Monroe Capital has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Monroe Capital, including coordinating with the relevant employees of MC Advisors and MC Management. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Monroe Capital’s Head of Information Technology, and the Computer Security Incident Response Team (“CSIRT”), as appropriate, escalation to the full ORC and/or an internal ad hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Monroe Capital, as well as to the Audit Committee (the “Audit Committee”) of our Board and to our full Board, if appropriate.

Risk Management and Strategy
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. “Information systems” means electronic information resources that we own or use, including physical or virtual infrastructure controlled by these information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the information necessary to maintain or support our operations. Because cybersecurity threats continue to evolve, we have been required and may continue to be required to expend significant resources to continue to implement, modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”

To address cybersecurity threats (defined as potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems or any information residing in those systems therein), we have a implemented an incident and event response program. That program is a component of our overall enterprise risk management and business continuity frameworks. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity relative to our information systems, as well as to report on any suspected advanced persistent threats. The program is designed to allow for the detection and timely and efficient recovery from cybersecurity incidents (defined as a violation or imminent threat of violation of information security policies, acceptable use policies, or standard computer security practices) and events by providing a well-defined, organized approach for handling any potential threats to the confidentiality, integrity, and/or availability of our information systems.

The CSIRT maintains overall responsibility for addressing and resolving incidents that occur at Monroe Capital. The CSIRT: (i) coordinates efforts in response to incidents; (ii) manages the assessment, recovery, and remediation efforts related to incidents; (iii) manages communication, both internal and external, regarding incidents; and (iv) manages notification of regulatory bodies as required by law in response to incidents.

We contract with a third-party vendor (oversight for which is outlined in our Vendor Risk Management Policy) who monitors our information systems for suspicious activity, such as unauthorized intrusions. Suspected or confirmed threats, incidents, or events, however, also may be reported by employees, intrusion detection systems, third-party servicers or government entities. Once reported, cybersecurity incidents are to be brought to the attention of the Head of Information Technology, the ORC and the CSIRT, which provides status updates to the Information Security Committee (“ISC”), with the frequency of such updates depending upon the perceived threat level of the reported incident.

After receiving notice of a cybersecurity threat, such threats are investigated to determine whether an actual incident has occurred and, if so, whether a more thorough assessment by the entire ISC is appropriate. During these assessments, steps may be taken to isolate affected systems. Outside advisors may be employed regarding the cybersecurity threat, including to conduct legal and forensic investigations and work with other third parties who might be engaged to assist in any response and associated publicity.

During or at the conclusion of an assessment of a cybersecurity incident, we will respond to the incident. The response will vary based upon the severity of the incident or event. The Head of Information Technology will note the classification of the information potentially impacted, paying close attention to information classified as personally identifiable information and sensitive. The Head of Information Technology and appropriate personnel will determine whether the incident is likely to affect ongoing business operations. If such is the case (e.g., contamination is widespread across production systems), the Monroe Capital’s Incident Response Plan and Business Continuity Plan shall be invoked as necessary. In determining the level of response, we have identified three criticality levels of incidents and events based upon the following criteria:

•Risk to confidential data
•Risk to business continuity
•Risk to critical systems
•Revenue impact

•Client impact

Incident and risk event levels each vary from level 3 (or low) risk to level 1 (high) risk. The determination of the incident and risk level will dictate the level of personnel that will be responsible for addressing the incident, controlling the effects of the incident and formulating the response to the incident. Responses may include, when appropriate and/or required, notification to regulatory agencies (e.g., SEC), authorities (e.g., F.B.I., Department of Justice), clients, third parties or internal personnel.

The CSIRT is responsible for incident reporting and response. The action steps taken, beyond notification, are typically accomplished with the assistance of the IT department. The Head of Information Technology or CSIRT team member will work with the appropriate personnel to respond to the incident (following written guidelines) and to ensure concurrent documentation of the same. Should a breach occur at a third party that has a material impact on Monroe Capital, the CSIRT must be notified.

Following a cybersecurity incident, and during its investigation and the formulation of a response, our processes also envision measures designed to contain and/or eradicate the incident and prevent further effects. Once it is determined that the incident has been resolved, we then work to establish appropriate controls (if applicable) to address similar future events and/or prevent another similar event from occurring in the future. To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Governance

Our cybersecurity program is managed by Monroe Capital’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Monroe Capital’s Head of Information Technology, who has a bachelor’s degree in systems engineering and over 12 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CSIRT includes members of Monroe Capital’s senior executive management, including its Chief Operating Officer, Chief Compliance Officer and the Head of Information Technology, who acts as chairperson of the ISC. The ISC is comprised of Monroe Capital’s Head of Information Technology, Chief Operating Officer and Chief Compliance Officer. The purpose of the ISC is to protect Monroe Capital’s technology, data and information, and the ISC is tasked with responding to technology and data security incidents. The ORC is a cross-functional committee that governs and oversees the Monroe Capital enterprise risk management program, including cybersecurity. The ORC includes members of Monroe Capital’s senior executive management, including its President, Chief Compliance Officer, Chief Operating Officer, who acts as chairperson of the ORC, Chief Credit Officer, Chief Financial Officer - Investment Funds and Chief Financial Officer - Management Company. The ORC, through regular consultation with the Monroe Capital internal cybersecurity team and employees of MC Advisors and MC Management, assesses, discusses and prioritizes Monroe Capital’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.

As part of its oversight responsibilities over risks and controls, the Board is ultimately responsible for overseeing our cyber and information security risks. The Audit Committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Members of the ORC and other Monroe Capital personnel periodically report to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Monroe Capital’s cybersecurity program as it impacts us, the external threat environment, and Monroe Capital’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Monroe Capital’s preparedness, prevention, detection, responsiveness and recovery with respect to cybersecurity incidents.
Material Impact of Cybersecurity Risks

As of the date of this annual report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors” in this annual report on Form 10-K under the heading “The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Austin, Texas; Boston, Massachusetts; Miami, Florida; Naples, Florida; Farmington, Connecticut; and Seoul, South Korea. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.
ITEM 3. LEGAL PROCEEDINGS
Neither we nor our investment adviser is currently subject to any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
Our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. As of March 11, 2024, there were 6,298 holders of record of our common stock. Except as previously reported by us on our current reports on Form 8-K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
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
Certain of our leverage facilities impose certain conditions that may limit the amount of cash available for distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by our leverage facilities.
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
We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of December 31, 2023, our portfolio included approximately 85.9% senior secured loans, 7.3% unitranche secured loans, 3.5% junior secured loans and 3.3% equity securities, compared to December 31, 2022, when our portfolio included approximately 85.1% senior secured loans, 8.7% unitranche secured loans, 3.0% junior secured loans and 3.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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

On November 16, 2020, we held the final closing of our initial private offering (the “Initial Private Offering”) and are currently conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on an exemption from the registration requirements of the Securities Act (the “Second Private Offering”). At each closing an investor purchases shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors are required to fund their full subscription to purchase shares of our common stock.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data):

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
March 15, 2022	$10.10	12,173,590	122,953
May 17, 2022	$10.16	8,022,706	81,511
August 16, 2022	$10.10	8,681,792	87,686
November 15, 2022	$10.10	8,895,565	89,845
March 16, 2023	$10.13	9,474,500	95,977
May 16, 2023	$10.25	8,321,086	85,291
August 16, 2023	$10.22	17,653,821	180,422
November 16, 2023	$10.25	17,490,825	179,281
Total		112,854,939	$1,142,719
During 2022, we commenced a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our Board and the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the years ended December 31, 2023 and 2022 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	$10.25	664,987	6,816
September 28, 2023	$10.22	618,326	6,319
December 28, 2023	$10.25	2,050,939	21,022
Total		4,241,002	$43,342

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	$10.16	333,527	3,389
September 16, 2022	$10.10	139,216	1,406
December 15, 2022	$10.10	208,828	2,110
Total		1,323,211	$13,385
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
Portfolio and Investment Activity
During the year ended December 31, 2023, we invested $963.5 million in 64 new portfolio companies, $260.4 million in 79 existing portfolio companies and had ($179.2) million in aggregate amount of sales and principal repayments, resulting in net investments of $1,044.7 million for the year.
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

The following table shows portfolio yield by security type:

	December 31, 2023		December 31, 2022
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	11.8%	11.8%	10.8%	10.8%
Unitranche secured loans	13.1	13.5	11.0	11.3
Junior secured loans	10.8	10.8	11.9	11.9
Equity securities	8.3	8.3	6.6	6.6
Total	11.8%	11.9%	10.8%	10.8%
_____________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by stockholders.
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$2,171,243	85.9%	$1,250,788	85.1%
Unitranche secured loans	184,853	7.3	127,378	8.7
Junior secured loans	87,986	3.5	44,469	3.0
Equity securities	84,085	3.3	46,361	3.2
Total	$2,528,167	100.0%	$1,468,996	100.0%
Our portfolio composition at December 31, 2023 remained relatively consistent with our portfolio composition at December 31, 2022. Our effective yields at December 31, 2023 increased from December 31, 2022, driven primarily by increases in base interest rates as a result of the rising interest rate environment during the year.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$23,871	0.9%	$21,049	1.4%
Automotive	52,433	2.1	38,843	2.7
Banking	31,338	1.2	37,979	2.6
Beverage, Food & Tobacco	43,420	1.7	16,439	1.1
Capital Equipment	153,448	6.1	56,074	3.8
Chemicals, Plastics & Rubber	555	0.0	—	—
Construction & Building	99,032	3.9	34,877	2.4
Consumer Goods: Durable	43,879	1.7	40,357	2.7
Consumer Goods: Non-Durable	47,767	1.9	32,843	2.2
Containers, Packaging & Glass	13,978	0.6	11,675	0.8
Energy: Oil & Gas	19,939	0.8	3,597	0.2
Environmental Industries	36,964	1.5	31,457	2.1
FIRE: Finance	188,094	7.4	66,639	4.5
FIRE: Insurance	23,624	0.9	9,641	0.7
FIRE: Real Estate	82,981	3.3	71,154	4.8
Healthcare & Pharmaceuticals	354,470	14.0	210,831	14.4
High Tech Industries	208,931	8.3	180,823	12.3
Hotels, Gaming & Leisure	95	0.0	2,331	0.2
Media: Advertising, Printing & Publishing	148,571	5.9	129,362	8.8
Media: Broadcasting & Subscription	1,663	0.1	2,019	0.1
Media: Diversified & Production	93,116	3.7	46,348	3.2
Services: Business	434,280	17.2	184,535	12.6
Services: Consumer	167,734	6.6	77,998	5.3
Telecommunications	74,679	3.0	36,415	2.5
Transportation: Cargo	107,424	4.2	97,153	6.6
Utilities: Electric	40,039	1.6	—	—
Wholesale	35,842	1.4	28,557	2.0
Total	$2,528,167	100.0%	$1,468,996	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	2,360,087	93.3
3	158,849	6.3
4	9,231	0.4
5	—	—
Total	$2,528,167	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	1,396,200	95.0
3	72,190	4.9
4	606	0.1
5	—	—
Total	$1,468,996	100.0%

As of December 31, 2023, there were four borrowers with a loan or preferred equity securities on non-accrual status (Arcstor Midco, LLC, Avison Young (USA) Inc., Sound Impatient Physicians, Inc. and Thrasio, LLC), and these investments totaled $12.4 million at fair value, or 0.5% of our total investments at fair value at December 31, 2023. As of December 31, 2022, there were no borrowers with a loan or preferred equity securities on non-accrual status.
Results of Operations
Operating results were as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Total investment income	$224,644	$91,675	$32,133
Total operating expenses, net of fee waivers	108,144	41,690	14,405
Net investment income before income taxes	116,500	49,985	17,728
Income taxes, including excise taxes	614	169	(1)
Net investment income	115,886	49,816	17,729
Net realized gain (loss) on investments	(403)	(17)	488
Net realized gain (loss) on foreign currency forward contracts	1,755	664	29
Net realized gain (loss) on foreign currency and other transactions	272	(4)	(47)
Net realized gain (loss)	1,624	643	470
Net change in unrealized gain (loss) on investments	1,459	(5,330)	8,982
Net change in unrealized gain (loss) on foreign currency forward contracts	(4,383)	711	742
Net unrealized gain (loss) on foreign currency and other transactions	(28)	1	—
Net change in unrealized gain (loss)	(2,952)	(4,618)	9,724
Net increase (decrease) in net assets resulting from operations	$114,558	$45,841	$27,923

Investment Income
The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Interest income	$207,338	$78,960	$27,327
PIK interest income	7,694	5,920	1,298
Dividend income (1)	569	501	239
Fee income	2,184	2,182	1,107
Prepayment gain (loss)	1,146	1,496	1,166
Accretion of discounts and amortization of premium	5,713	2,616	996
Total investment income	$224,644	$91,675	$32,133
_____________________________________________________
(1) During the years ended December 31, 2023, 2022 and 2021, dividend income includes PIK dividends of $484, $358 and $176, respectively.
The increase in investment income of $133.0 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, and the increase in investment income of $59.5 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily the result of an increase in interest income due to the growth of our investment portfolio and increases in effective rates on the portfolio as a result of the rising interest rate environment.

Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Interest and other debt financing expenses	$61,928	$21,734	$6,036
Base management fees, net of base management fee waivers (1)	23,875	11,310	4,602
Incentive fees, net of incentive fee waivers (2)	16,365	4,876	2,009
Professional fees	1,790	1,656	587
Administrative service fees	1,731	1,132	560
General and administrative expenses	2,364	900	551
Directors’ fees	91	82	60
Total operating expenses, net of fee waivers	$108,144	$41,690	$14,405
_____________________________________________________
(1)Base management fees for the years ended December 31, 2023, 2022 and 2021 were $23,875, $13,011 and $6,027, respectively. MC Advisors elected to voluntarily waive zero, $1,701 and $1,425 of such base management fees for years ended December 31, 2023, 2022 and 2021, respectively. Such waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)Incentive fees for the year ended December 31, 2023 were $16,365, comprised of part one incentive fees of $16,531 and a return of part two capital gains incentive fees previously accrued of $166. MC Advisors did not waive any part one incentive fees during the year ended December 31, 2023. Incentive fees for the year ended December 31, 2022 were $6,344, comprised of part one incentive fees of $7,080 and a return of part two capital gains incentive fees previously accrued of $736. Pursuant to the fee waiver letter, MC Advisors elected to voluntarily waive part one incentive fees of $1,468 for the year ended December 31, 2022. Incentive fees for the year ended December 31, 2021 were $4,449, comprised of part one incentive fees of $2,937 and part two capital gains incentive fees of $1,512. MC Advisors elected to voluntarily waive part one incentive fees of $2,440 for the year ended December 31, 2021. Such waivers are not subject to recoupment by MC Advisors. Except with respect to the permanent waiver agreed to by MC Advisors pursuant to the fee waiver letter, there is no guarantee that MC Advisors will waive any incentive fees in the future. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.
The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Interest expense – SPV Credit Facility	$21,101	$9,799	$5,129
Interest expense – Term Loan	11,040	224	—
Interest expense – 2022 ABS	12,884	9,448	—
Interest expense – 2023 ABS	5,111	—	—
Interest expense – 2028 Notes	1,675	—	—
Interest expense – Revolving Credit Facility	2,153	—	—
Interest expense – Short-Term Borrowings	2,223	—	—
Amortization of deferred financing costs	5,741	2,263	907
Total interest and other debt financing expenses	$61,928	$21,734	$6,036
Average debt outstanding	828,682	409,913	140,127
Average stated interest rate	6.8%	4.7%	3.6%

The increase in total operating expenses of $66.5 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily a result of an increase in interest expense, driven by higher average borrowings to support the growth of the portfolio and increases in effective interest rates on debt as a result of the rising interest rate environment, and increases in base management and incentive fees, net of fee waivers. The increase in operating expenses of $27.3 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily the result of an increase in interest expense as average borrowings increased to support the growth of the portfolio and an increase in base management fees and incentive fees, net of fee waivers.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2023, 2022 and 2021, we recorded a net expense (benefit) on the consolidated statements of operations of $0.5 million, $0.1 million and ($1) thousand, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2023, 2022 and 2021, we recorded net tax expense of $0.1 million, $43 thousand and zero, respectively on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the years ended December 31, 2023, 2022 and 2021, we had sales of investments of $9.5 million, $15.8 million and $9.1 million, respectively, resulting in ($0.4) million, ($17.0) thousand and $0.5 million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2023, 2022 and 2021, we had $1.8 million, $0.7 million and $29 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2023, 2022 and 2021, we had $0.3 million, ($4) thousand and ($47) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the years ended December 31, 2023, 2022 and 2021, our investments had $1.5 million, ($5.3) million and $9.0 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year.
During the year ended December 31, 2023, the net change in unrealized gain on investments was primarily attributable to broad market movements and improvements in fundamental performance at our portfolio companies. These increases were partially offset by net unrealized losses attributable to certain underlying portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of December 31, 2023 of $22.5 million.
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

For the years ended December 31, 2023, 2022 and 2021, our foreign currency forward contracts had ($4.4) million, $0.7 million and $0.7 million of net change in unrealized gain (loss), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2023, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $114.6 million, $45.8 million and $27.9 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2023, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $1.19, $0.83 and $1.20, respectively. The $68.8 million increase during the year ended December 31, 2023, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of the rising interest rate environment.

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

As of December 31, 2023, we had $17.6 million in cash and cash equivalents, $38.4 million in restricted cash and cash equivalents at MC Income Plus Financing SPV LLC (the “SPV”), $3.1 million in restricted cash and cash equivalents at MC Income Plus Financing SPV II LLC (the “SPV II”), $11.0 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) and $7.7 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”). Additionally, we had $179.0 million debt outstanding on our SPV Credit Facility, $120.3 million on our Term Loan, $306.0 million debt outstanding on our 2022 ABS, $185.9 million debt outstanding on our 2023 ABS, $256.8 million debt outstanding on our Revolving Credit Facility and $200.0 million of our 2028 Notes. We had $271.0 million and $68.2 million available for additional borrowings on our SPV Credit Facility and Revolving Credit Facility, respectively, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and 2022, our asset coverage ratio based on aggregate borrowings outstanding was 204% and 199%, respectively.
Cash Flows
For the year ended December 31, 2023, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $25.6 million. For the year ended December 31, 2023, operating activities used $883.7 million of cash, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments and net investment income. During the year ended December 31, 2023, we generated $909.3 million from financing activities, primarily as a result of net borrowings on our debt facilities and the proceeds from issuance of common stock, partially offset by distributions to stockholders and repurchases of common stock.

For the year ended December 31, 2022, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $38.2 million. For the year ended December 31, 2022, operating activities used $705.6 million of cash and cash equivalents, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments and net investment income. During the year ended December 31, 2022, we generated $743.8 million from financing activities, primarily as a result of the issuance of common stock and proceeds from net borrowings on our debt facilities, partially offset by distributions to stockholders.
For the year ended December 31, 2021, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $7.9 million. For the year ended December 31, 2021, operating activities used $482.2 million of cash, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments and net investment income. During the year ended December 31, 2021, we generated $490.1 million from financing activities, primarily as a result of proceeds from the issuance of common stock and proceeds from net borrowings on our SPV Credit Facility, partially offset by distributions to shareholders.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of December 31, 2023 and 2022, we had 127,232,772 and 74,533,202 shares outstanding, respectively.
Distributions
Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the years ended December 31, 2023, 2022 and 2021 totaled $105.3 million ($1.11 per share), $44.3 million ($0.82 per share) and $21.7 million ($1.00 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. See Note 9 to our consolidated financial statements for information on the tax character of our distributions.
We have adopted a Dividend Reinvestment Plan (the “DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. See Note 10 to our consolidated financial statements for additional information on our distributions.
Borrowings
Our outstanding debt as of December 31, 2023 and 2022 was as follows (in thousands):

	As of December 31,
	2023					2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
SPV Credit Facility	$450,000		$179,000	$178,098	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	120,288		120,288	119,240	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	300,810	(5)	306,000	(4)	306,000	297,629	(5)
2023 ABS	185,850	(6)	185,850	183,840	(7)	—		—	—
Revolving Credit Facility	325,000		256,808	253,579	(8)	—		—	—
2028 Notes	200,000		200,000	197,767	(9)	—		—	—
Total	$1,587,138		$1,247,946	$1,233,334		$856,000		$763,400	$751,486
_____________________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the aggregate principal amount outstanding of the SPV Credit Facility (as defined below), less unamortized debt issuance costs. As of December 31, 2023 and 2022, the total unamortized debt issuance costs were $0.9 million and $2.5 million, respectively.
(3)Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of December 31, 2023 and 2022, the total unamortized debt issuance costs were $1.1 million and $1.0 million, respectively.
(4)As of both December 31, 2023 and 2022, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of December 31, 2023 and 2022, the total unamortized debt issuance costs were $5.2 million and $8.4 million, respectively.
(6)As of December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65.3 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)Represents the aggregate principal amount outstanding of the 2023 ABS (as defined below), less unamortized debt issuance costs. As of December 31, 2023, the total unamortized debt issuance costs were $2.0 million.
(8)Represents the aggregate principal amount outstanding of the Revolving Credit Facility (as defined below), less unamortized debt issuance costs. As of December 31, 2023, the total unamortized debt issuance costs were $3.2 million.
(9)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs. As of December 31, 2023, the total unamortized debt issuance costs were $2.2 million.
SPV Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2024. The maturity date of the SPV Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2023 and 2022, the fair value of our investments held in the SPV as collateral for the SPV Credit Facility was $759.1 million and $691.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

On May 26, 2023, the SPV Credit Facility was amended to, among other things, replace LIBOR with SOFR as the base rate. During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of December 31, 2023 and 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.2% and 6.9%, respectively.

Term Loan: On December 20, 2022, we entered into a senior term credit facility (the “Term Loan”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more additional lenders. On February 3, 2023, we increased the facility amount pursuant to the accordion feature of the Term Loan from $100.0 million of aggregate commitments to $155.0 million of aggregate commitments and we borrowed up to the new aggregate commitments under the Term Loan. As of December 31, 2023 and 2022, the fair value of our investments held in SPV II as collateral for the Term Loan was $216.1 million and $141.4 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of December 31, 2023 and 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.7% and 6.7%, respectively.
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
2022 Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of December 31, 2023 and 2022, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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

As of December 31, 2023 and 2022, the fair value of our investments held in the 2022 Issuer as collateral was $425.1 million and $410.2 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

2023 Asset-Backed Securitization: On September 15, 2023, we completed a $251.2 million asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160.8 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25.1 million of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65.3 million of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). We retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of December 31, 2023, the 2023 Class A Notes were accruing at an interest rate of 8.9%.

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

As of December 31, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $248.2 million, and these investments are identified on the consolidated schedule of investments.

Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

Revolving Credit Facility: On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with ING Capital, LLC, as Administrative Agent and Joint Lead Arranger.

The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which was based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450.0 million, subject to the satisfaction of certain conditions. On December 22, 2023, we increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295.0 million of aggregate commitments to $325.0 million of aggregate commitments. As of December 31, 2023, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $240.8 million and non-U.S. dollar borrowings denominated in Australian dollars of AUD 23.5 million ($16.0 million in U.S. dollars). The borrowings denominated in Australian dollars may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and Australian dollars. These movements are beyond our control and cannot be predicted. The borrowings denominated in Australian dollars are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled ($29) thousand for the year ended December 31, 2023.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The Rating Condition shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.

Advances under the Revolving Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced varies depending upon the types of assets in our portfolio. Assets must meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.

Our ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500.0 million and (b) an amount equal to the sum of (i) $660.9 million plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to us from sales of our equity securities during each quarter following October 20, 2023 and (y) the amount paid or distributed to purchase or redeem our common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $215.0 million. The Revolving Credit Facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in both our and MC Advisors’ control transactions, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the Revolving Credit Facility and fail to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

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

The period during which we may borrow under the Revolving Credit Facility expires on October 20, 2027, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by October 20, 2028. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and the subsidiary guarantors, subject to certain exceptions.

2028 Notes: On November 15, 2023, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of series A unsecured notes (the “Series A Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year and $100.0 million in aggregate principal amount of series B unsecured notes (the “Series B Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year (collectively, the “2028 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The 2028 Notes are guaranteed by our various subsidiaries.

Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2023, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660.9 million and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.

The 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

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

As of both December 31, 2023 and 2022, we had no outstanding Short-Term Borrowings.
Related Party Transactions
We have a number of business relationships with affiliated or related parties, including the following:
•We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.
•We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the Chairman and Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.
•We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.
In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table shows our significant contractual payment obligations for repayment as of December 31, 2023 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
SPV Credit Facility	$179,000	$—	$179,000	$—	$—
Term Loan	120,288	—	120,288	—	—
2022 ABS	306,000	—	—	—	306,000
2023 ABS	185,850	—	—	—	185,850
Revolving Credit Facility	256,808	—	—	256,808	—
2028 Notes	200,000	—	—	200,000	—
Unfunded commitments (1)	358,797	358,797	—	—	—
Total contractual obligations	$1,606,743	$358,797	$299,288	$456,808	$491,850
_____________________________________________________
(1)Unfunded commitments represent all amounts unfunded as of December 31, 2023. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2023.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2023 and 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $358.8 million and $319.2 million, respectively. We believe that our available cash balances and/or ability to draw on the SPV Credit Facility and Revolving Credit Facility, make Short-Term Borrowings or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of December 31, 2023. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment where inflationary pressure and interest rates remain elevated. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Since the fourth quarter of 2022, the middle market saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads. However, as M&A activity began to increase as the year progressed, spreads began to stabilize in certain pockets of the market.(2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
_____________________________________________________
(1)As of September 30, 2023. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index. Bloomberg Indices for US Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)Refinitiv LPC’s 4Q23 Sponsored Middle Market Private Deals Analysis – January 2024.
Recent Developments
Distributions: On January 4, 2024, our Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 16, 2024	March 29, 2024	$0.09
February 15, 2024	March 29, 2024	0.09
March 14, 2024	March 29, 2024	0.09
Total dividends declared		$0.27
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
Valuation of Portfolio Investments
For periods prior to September 30, 2022, the Board determined the fair value of our investments in good faith on a quarterly basis. On September 30, 2022, pursuant to SEC Rule 2a-5 under the 1940 Act, the Board designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
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
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
•our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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
As of December 31, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the year ended December 31, 2023, we accrued capital gains incentive fees of $0.2 million, which was payable to MC Advisors as a result of net realized gains. Additionally, we reversed $0.4 million of previously accrued capital gains incentive fees based on net unrealized losses. This resulted in a net $0.2 million reversal of previously accrued capital gains incentive fees during the year. During the year ended December 31, 2022, we accrued capital gains incentive fees of $0.1 million, which was payable to MC Advisors as a result of net realized gains. Additionally, we reversed $0.8 million of previously accrued capital gains incentive fees based on net unrealized losses and the reduction in the incentive fee rate. This resulted in a net $0.7 million reversal of previously accrued capital gains incentive fees during the year. During the year ended December 31, 2021, we accrued capital gains incentive fees of $1.5 million based on the performance of our portfolio, $78 thousand of which was payable to MC Advisors as a result of realized gains. The remaining $1.4 million was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to the elevated inflation; and interest rate fluctuations.
Valuation Risk
Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
In accordance with Rule 2a-5 under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our SPV Credit Facility, Term Loan, 2023 Class A Notes and Revolving Credit Facility have a floating interest rate provision, whereas our 2022 Secured Notes, 2023 Class B Notes, and 2028 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.
Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$(6,010)	$(642)	$(5,368)
Up 100 basis points	23,814	2,723	21,091
Up 200 basis points	47,853	5,292	42,561
Up 300 basis points	71,892	7,860	64,032
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the SPV Credit Facility, Term Loan, 2023 Class A Notes, Revolving Credit Facility or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Currency Risk
We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments and borrowings through the Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of December 31, 2023, we had foreign currency forward contracts in place for CAD 31.7 million and AUD 63.2 million associated with future principal and interest payments on certain investments.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for new public reporting companies.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans.

During the quarter ended December 31, 2023, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the alternative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement. The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2023. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
Monroe Capital Income Plus Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Income Plus Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodians, brokers and/or the underlying investees, or by other appropriate auditing procedures where replies from the custodians, brokers and/or the underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company’s auditor of one or more investment companies managed by Monroe Capital BDC Advisors, LLC (the Investment Advisor) or its affiliates since 2011.
Chicago, Illinois
March 12, 2024

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$2,482,743	$1,429,808
Non-controlled affiliate company investments	45,424	39,188
Total investments, at fair value (amortized cost of: $2,523,064 and $1,465,352, respectively)	2,528,167	1,468,996
Cash and cash equivalents	17,586	5,716
Restricted cash and cash equivalents	60,169	46,488
Unrealized gain on foreign currency forward contracts	—	1,296
Interest and dividend receivable	28,914	12,656
Other assets	1,405	9,490
Total assets	2,636,241	1,544,642

LIABILITIES
Debt	1,247,946	763,400
Less: Unamortized deferred financing costs	(14,612)	(11,914)
Debt, less unamortized deferred financing costs	1,233,334	751,486
Interest payable	14,415	7,289
Unrealized loss on foreign currency forward contracts	3,087	—
Payable for unsettled trades	57,455	13,690
Management fees payable	7,440	4,252
Incentive fees payable	5,320	3,304
Accounts payable and accrued expenses	12,523	9,705
Total liabilities	1,333,574	789,726
Net assets	$1,302,667	$754,916

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 300,000 and 100,000 shares authorized, respectively, 127,233 and 74,533 shares issued and outstanding, respectively	$127	$75
Capital in excess of par value	1,282,378	744,404
Accumulated undistributed (overdistributed) earnings	20,162	10,437
Total net assets	$1,302,667	$754,916

Net asset value per share	$10.24	$10.13
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$214,531	$84,540	$30,731
Payment-in-kind interest income	7,637	5,920	1,298
Total investment income from non-controlled/non-affiliate company investments	222,168	90,460	32,029
Non-controlled affiliate company investments:
Interest income	2,419	1,215	104
Payment-in-kind interest income	57	—	—
Total investment income from non-controlled affiliate company investments	2,476	1,215	104
Total investment income	224,644	91,675	32,133

Operating expenses:
Interest and other debt financing expenses	61,928	21,734	6,036
Base management fees	23,875	13,011	6,027
Incentive fees	16,365	6,344	4,449
Professional fees	1,790	1,656	587
Administrative service fees	1,731	1,132	560
General and administrative expenses	2,364	900	551
Directors’ fees	91	82	60
Operating expenses before fee waivers	108,144	44,859	18,270
Base management fee waivers	—	(1,701)	(1,425)
Incentive fee waivers	—	(1,468)	(2,440)
Total operating expenses, net of fee waivers	108,144	41,690	14,405
Net investment income before income taxes	116,500	49,985	17,728
Income taxes, including excise taxes	614	169	(1)
Net investment income	115,886	49,816	17,729

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(403)	(17)	488
Foreign currency forward contracts	1,755	664	29
Foreign currency and other transactions	272	(4)	(47)
Net realized gain (loss)	1,624	643	470

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(1,256)	(5,634)	8,982
Non-controlled/affiliate company investments	2,715	304	—
Foreign currency forward contracts	(4,383)	711	742
Foreign currency and other transactions	(28)	1	—
Net change in unrealized gain (loss)	(2,952)	(4,618)	9,724

Net gain (loss)	(1,328)	(3,975)	10,194

Net increase (decrease) in net assets resulting from operations	$114,558	$45,841	$27,923

Per common share data:
Net investment income per share - basic and diluted	$1.21	$0.90	$0.76
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.19	$0.83	$1.20
Weighted average common shares outstanding - basic and diluted	96,102	55,418	23,221
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2020	13,828	$14	$135,636	$1,863	$137,513
Net investment income	—	—	—	17,729	17,729
Net realized gain (loss)	—	—	—	470	470
Net change in unrealized gain (loss)	—	—	—	9,724	9,724
Issuances of common stock	22,141	22	219,731	—	219,753
Repurchases of common stock	—	—	—	—	—
Distributions declared to stockholders	—	—	—	(21,718)	(21,718)
Stock issued in connection with dividend reinvestment plan	596	1	5,976	—	5,977
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(388)	388	—
Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448

Net investment income	—	$—	$—	$49,816	$49,816
Net realized gain (loss)	—	—	—	643	643
Net change in unrealized gain (loss)	—	—	—	(4,618)	(4,618)
Issuances of common stock	37,774	38	381,957	—	381,995
Repurchases of common stock	(1,323)	(2)	(13,383)	—	(13,385)
Distributions declared to stockholders	—	—	—	(44,332)	(44,332)
Stock issued in connection with dividend reinvestment plan	1,517	2	15,347	—	15,349
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(472)	472	—
Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916

Net investment income	—	$—	$—	$115,886	$115,886
Net realized gain (loss)	—	—	—	1,624	1,624
Net change in unrealized gain (loss)	—	—	—	(2,952)	(2,952)
Issuances of common stock	52,940	53	540,918	—	540,971
Repurchases of common stock	(4,240)	(5)	(43,337)	—	(43,342)
Distributions declared to stockholders	—	—	—	(105,328)	(105,328)
Stock issued in connection with dividend reinvestment plan	4,000	4	40,888	—	40,892
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(495)	495	—
Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$114,558	$45,841	$27,923
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	403	17	(488)
Net realized (gain) loss on foreign currency forward contracts	(1,755)	(664)	(29)
Net realized (gain) loss on foreign currency and other transactions	(272)	4	47
Net change in unrealized (gain) loss on investments	(1,459)	5,330	(8,982)
Net change in unrealized (gain) loss on foreign currency forward contracts	4,383	(711)	(742)
Net change in unrealized (gain) loss on foreign currency and other transactions	28	(1)	—
Payment-in-kind interest income	(7,694)	(5,920)	(1,298)
Net accretion of discounts and amortization of premiums	(5,713)	(2,616)	(996)
Purchases of investments	(1,223,968)	(901,557)	(592,142)
Proceeds from principal payments and sale of investments and settlement of forward contracts	181,287	141,304	89,181
Amortization of deferred financing costs	5,741	2,263	907
Changes in operating assets and liabilities:
Interest and dividend receivable	(16,258)	(7,853)	(3,904)
Other assets	8,085	(9,478)	179
Interest payable	7,126	5,105	1,758
Payable for unsettled trades	43,765	13,690	—
Management fees payable	3,188	1,886	2,273
Incentive fees payable	2,016	1,496	1,808
Accounts payable and accrued expenses	2,818	6,235	2,274
Net cash provided by (used in) operating activities	(883,721)	(705,629)	(482,231)

Cash flows from financing activities:
Borrowings of 2022 ABS	—	306,000	—
Borrowings of 2023 ABS	185,850	—	—
Borrowings on Term Loan	55,000	100,000	—
Repayments of Term Loan	(34,712)	—	—
Borrowings on SPV Credit Facility	901,100	951,900	591,500
Repayments of SPV Credit Facility	(1,079,500)	(943,100)	(301,800)
Borrowings on Revolving Credit Facility	337,879	—	—
Repayments of Revolving Credit Facility	(81,100)	—	—
Borrowings on 2028 Notes	200,000	—	—
Proceeds from Short-Term Borrowings	180,198	—	—
Repayments of Short-Term Borrowings	(180,198)	—	—
Payments of deferred financing costs	(8,439)	(10,562)	(3,583)
Proceeds from issuance of common shares	540,971	381,995	219,753
Repurchases of common stock	(43,342)	(13,385)	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $40,892, $15,349 and $5,977, respectively)	(64,436)	(28,983)	(15,741)
Net cash provided by (used in) financing activities	909,271	743,865	490,129

Net increase (decrease) in Cash and Restricted cash and cash equivalents	25,550	38,236	7,898
Effect of foreign currency exchange rates	1	(3)	(47)
Cash and Restricted cash and cash equivalents, beginning of year	52,204	13,971	6,120
Cash and Restricted cash and cash equivalents, end of year	$77,755	$52,204	$13,971

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$49,061	$14,366	$3,371
Cash paid for income taxes, including excise taxes, during the year	$289	$111	$—

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$17,586	$5,716	$4,998
Restricted cash and cash equivalents	60,169	46,488	8,973
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$77,755	$52,204	$13,971
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	SF	7.00%	6.18% Cash/ 6.17% PIK	11/3/2023	3/25/2027	147	$145	$143	0.0%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.45%	7/25/2019	7/25/2025	1,915	1,902	1,915	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.45%	12/24/2019	7/25/2025	1,000	993	1,000	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.45%	2/17/2021	7/25/2025	1,729	1,728	1,729	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.45%	6/15/2021	7/25/2025	1,014	1,000	1,014	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.45%	8/10/2021	7/25/2025	990	981	990	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~) (~~~~)	SF	6.10%	11.45%	12/8/2023	12/31/2027	2,203	2,203	2,203	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	SF	6.10%	11.46%	7/25/2019	7/25/2025	316	47	47	0.0%
						9,314	8,999	9,041	0.7%
Automotive
Born To Run, LLC	SF	6.26%	11.64%	4/1/2021	4/1/2027	8,820	8,710	6,596	0.5%
Born To Run, LLC	SF	6.26%	11.64%	4/1/2021	4/1/2027	1,201	1,201	898	0.1%
Burgess Point Purchaser Corporation (~)	SF	5.35%	10.71%	6/30/2022	7/25/2029	4,950	4,524	4,705	0.4%
Lifted Trucks Holdings, LLC (~~) (~~~)	SF	5.85%	11.16%	8/2/2021	8/2/2027	9,800	9,671	9,545	0.7%
Lifted Trucks Holdings, LLC (Revolver) (*)	SF	5.90%	11.29%	8/2/2021	8/2/2027	2,381	794	773	0.1%
Panda Acquisition, LLC (~)	SF	6.35%	11.70%	12/20/2022	10/18/2028	9,750	8,196	8,239	0.6%
Tenneco Inc. (~) (a)	SF	5.10%	10.45%	11/3/2023	11/17/2028	7,107	6,088	6,290	0.5%
Truck-Lite Co., LLC (~)	SF	6.35%	11.71%	7/8/2022	12/14/2026	126	124	126	0.0%
Truck-Lite Co., LLC (~)	SF	6.35%	11.71%	3/11/2020	12/14/2026	3,348	3,331	3,339	0.3%
Truck-Lite Co., LLC (~)	SF	6.35%	11.71%	11/23/2021	12/14/2026	622	622	620	0.0%
Truck-Lite Co., LLC (~)	SF	6.35%	11.71%	3/11/2020	12/14/2026	496	496	495	0.0%
Truck-Lite Co., LLC (~)	SF	6.35%	11.71%	11/23/2021	12/14/2026	551	551	550	0.0%
Truck-Lite Co., LLC (~)	SF	6.35%	11.71%	11/23/2021	12/14/2026	707	707	705	0.1%
						49,859	45,015	42,881	3.3%
Banking
MV Receivables II, LLC (<)	SF	9.75%	15.09%	7/29/2021	7/29/2026	10,125	9,672	9,618	0.8%
StarCompliance MidCo, LLC (~~~~)	SF	6.85%	12.20%	5/31/2023	1/12/2027	385	376	383	0.0%
StarCompliance MidCo, LLC (~~)	SF	6.85%	12.20%	1/12/2021	1/12/2027	3,000	2,966	2,989	0.2%
StarCompliance MidCo, LLC (~~)	SF	6.85%	12.20%	10/12/2021	1/12/2027	503	497	501	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.85%	12.20%	1/12/2021	1/12/2027	484	285	284	0.0%
						14,497	13,796	13,775	1.1%
Beverage, Food & Tobacco
Aspire Bakeries Holdings LLC	SF	4.25%	9.61%	12/15/2023	12/23/2030	13,500	13,365	13,568	1.0%
Demakes Borrower, LLC	SF	6.25%	11.61%	12/15/2023	12/12/2029	4,878	4,757	4,756	0.4%
Demakes Borrower, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.61%	12/15/2023	12/12/2029	1,372	—	—	0.0%
LVF Holdings, Inc. (~)	SF	5.90%	11.25%	6/10/2021	6/10/2027	3,421	3,377	3,421	0.3%
LVF Holdings, Inc. (~)	SF	5.90%	11.25%	6/10/2021	6/10/2027	3,274	3,274	3,274	0.3%
LVF Holdings, Inc. (Revolver) (*)	SF	5.90%	11.25%	6/10/2021	6/10/2027	554	—	—	0.0%
Project Cloud Holdings, LLC (~)	SF	6.60%	11.96%	6/14/2023	3/29/2029	12,000	12,000	12,000	0.9%
Sabrosura Foods, LLC et al (~) (~~)	SF	5.60%	10.96%	10/18/2019	10/18/2024	4,587	4,569	4,518	0.3%
Sabrosura Foods, LLC et al (~)	SF	5.65%	11.03%	10/18/2019	10/18/2024	259	259	255	0.0%
Sabrosura Foods, LLC et al (Revolver)	SF	5.60%	10.96%	10/18/2019	10/18/2024	1,286	1,286	1,266	0.1%
						45,131	42,887	43,058	3.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Capital Equipment
Adept AG Holdings, LLC (~~~)	SF	7.15%	11.00% Cash/ 1.50% PIK	8/11/2022	8/11/2027	6,437	$6,337	$5,950	0.5%
Adept AG Holdings, LLC (~) (<) (b)	SF	7.40%	11.25% Cash/ 1.50% PIK	8/11/2022	8/11/2027	10,961	10,609	10,212	0.8%
Adept AG Holdings, LLC (~~~)	SF	7.15%	11.00% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,613	1,613	1,491	0.1%
Adept AG Holdings, LLC (Revolver) (<) (*) (b)	SF	7.35%	11.21% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,107	1,058	1,009	0.1%
Adept AG Holdings, LLC (Revolver)	SF	7.10%	10.96% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,304	1,304	1,205	0.1%
BLP Buyer, Inc. (~) (~~~~)	SF	5.75%	11.11%	12/22/2023	12/21/2029	50,000	49,000	49,000	3.8%
BLP Buyer, Inc. (Delayed Draw) (*) (**)	SF	5.75%	11.11%	12/21/2023	12/21/2029	6,000	—	—	0.0%
BLP Buyer, Inc. (Revolver) (*)	SF	5.75%	11.11%	12/22/2023	12/21/2029	6,849	514	503	0.0%
CGI Automated Manufacturing, LLC (~)	SF	7.26%	12.61%	9/9/2022	12/17/2026	8,719	8,524	8,555	0.7%
CGI Automated Manufacturing, LLC (~)	SF	7.26%	12.61%	9/30/2022	12/17/2026	5,548	5,443	5,444	0.4%
CGI Automated Manufacturing, LLC (~)	SF	7.26%	12.61%	9/9/2022	12/17/2026	10,616	10,378	10,417	0.8%
DS Parent, Inc. (a)	SF	5.75%	11.21%	12/15/2023	12/8/2028	20,000	19,000	20,040	1.5%
Incompass, LLC (~) (~~~~)	SF	7.75%	13.13%	11/27/2023	11/27/2028	24,000	23,409	23,400	1.8%
Specialty Manufacturing Buyer, LLC (~~~)	SF	6.51%	11.91%	6/30/2023	6/30/2028	15,960	15,588	15,960	1.2%
Specialty Manufacturing Buyer, LLC (Delayed Draw) (*) (**)	SF	6.51%	11.91%	6/30/2023	6/30/2028	6,004	—	—	0.0%
Specialty Manufacturing Buyer, LLC (Revolver) (*)	SF	6.51%	11.91%	6/30/2023	6/30/2028	3,002	—	—	0.0%
						178,120	152,777	153,186	11.8%
Chemicals, Plastics & Rubber
PHM Netherlands Midco B.V. (~) (<) (c)	SF	4.76%	10.14%	4/4/2023	7/31/2026	754	738	555	0.0%
						754	738	555	0.0%
Construction & Building
MEI Buyer LLC (~~~)	SF	6.50%	11.86%	6/30/2023	6/29/2029	25,544	24,815	26,054	2.0%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.86%	6/30/2023	6/29/2029	4,054	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.84%	6/30/2023	6/29/2029	5,253	96	96	0.0%
Premier Roofing L.L.C. (~)	SF	7.65%	12.04% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,071	3,048	3,058	0.2%
Premier Roofing L.L.C. (Revolver) (*)	SF	7.65%	12.04% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,207	398	397	0.0%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.61%	10.97%	4/19/2021	4/17/2026	4,388	4,347	4,377	0.4%
TCFIII Owl Buyer LLC (~~~)	SF	5.61%	10.97%	4/19/2021	4/17/2026	5,357	5,357	5,344	0.4%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.61%	10.97%	12/17/2021	4/17/2026	4,808	4,758	4,796	0.4%
						53,682	42,819	44,122	3.4%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.90%	11.28%	8/3/2021	8/3/2026	11,456	11,325	11,270	0.9%
Independence Buyer, Inc. (Revolver) (*)	SF	5.90%	11.28%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	4,418	4,365	4,363	0.3%
Recycled Plastics Industries, LLC (Revolver) (*)	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	446	—	—	0.0%
Snap One Holdings Corp. (~) (<)	SF	4.65%	10.00%	4/3/2023	12/8/2028	6,029	5,688	5,883	0.5%
						25,313	21,378	21,516	1.7%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~) (~~~) (~~~~)	SF	5.61%	10.96%	5/18/2021	5/18/2026	13,685	13,534	13,610	1.1%
Arizona Natural Resources, LLC (~~~~)	SF	5.61%	10.96%	12/15/2021	5/18/2026	2,512	2,482	2,498	0.2%
Arizona Natural Resources, LLC (~)	SF	5.61%	10.96%	8/12/2022	5/18/2026	6,815	6,720	6,777	0.5%
Arizona Natural Resources, LLC (~~)	SF	5.61%	10.96%	8/12/2022	5/18/2026	2,943	2,943	2,927	0.2%
Arizona Natural Resources, LLC (Revolver) (*)	SF	5.61%	10.96%	5/18/2021	5/18/2026	2,222	1,778	1,768	0.1%
Hanesbrands Inc. (<) (a)	SF	3.75%	9.11%	12/19/2023	3/8/2030	5,000	4,994	5,000	0.4%
PetIQ, LLC (~) (<)	SF	4.25%	10.17%	5/10/2023	4/13/2028	9,482	9,080	9,434	0.7%
The Kyjen Company, LLC (~) (~~)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,963	2,946	2,934	0.2%
The Kyjen Company, LLC	SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC (~~) (~~~~) (***)	SF	7.26%	12.61%	12/18/2020	12/18/2026	4,865	4,823	2,816	0.2%
						50,805	49,303	47,767	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Containers, Packaging & Glass
B2B Industrial Products LLC (~) (~~~)	SF	6.90%	12.29%	12/6/2022	10/7/2026	9,900	$9,711	$9,806	0.8%
B2B Industrial Products LLC (~)	SF	6.90%	12.29%	4/4/2023	10/7/2026	2,291	2,243	2,269	0.2%
Polychem Acquisition, LLC (~)	SF	5.11%	10.47%	4/8/2019	3/17/2025	1,905	1,903	1,903	0.1%
						14,096	13,857	13,978	1.1%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	SF	5.01%	10.36%	3/18/2021	3/17/2028	2,226	2,218	2,196	0.2%
Long Ridge Energy & Power LLC	SF	10.60%	15.96%	11/17/2023	11/17/2026	17,500	17,162	17,150	1.3%
						19,726	19,380	19,346	1.5%
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	SF	6.61%	11.96%	10/19/2020	10/20/2025	852	808	857	0.1%
Quest Resource Management Group, LLC (~~~)	SF	6.61%	11.96%	10/19/2020	10/20/2025	935	935	941	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	SF	6.61%	11.96%	12/7/2021	10/20/2025	3,326	3,289	3,326	0.3%
Quest Resource Management Group, LLC (~~)	SF	6.61%	11.96%	12/7/2021	10/20/2025	335	335	335	0.0%
Trilon Group, LLC (~~~)	SF	6.40%	11.78%	10/28/2022	5/25/2029	5,459	5,327	5,418	0.4%
Trilon Group, LLC (~~) (~~~~)	SF	6.40%	11.78%	10/28/2022	5/25/2029	4,367	4,367	4,334	0.3%
Trilon Group, LLC	SF	6.40%	11.78%	9/12/2023	5/25/2029	1,088	1,056	1,080	0.1%
Trilon Group, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.75%	9/12/2023	5/25/2029	1,253	387	384	0.0%
Trilon Group, LLC (Revolver) (*)	SF	6.40%	11.75%	9/12/2023	5/25/2029	413	57	56	0.0%
Volt Bidco, Inc. (~~)	SF	6.50%	11.85%	8/11/2021	8/11/2027	9,136	9,009	9,136	0.7%
Volt Bidco, Inc.	SF	6.50%	11.85%	8/11/2021	8/11/2027	1,717	1,717	1,717	0.1%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.85%	12/28/2023	8/11/2027	1,086	304	304	0.0%
Volt Bidco, Inc. (Revolver) (*)	SF	6.50%	11.85%	8/11/2021	8/11/2027	956	268	268	0.0%
						30,923	27,859	28,156	2.1%
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	12.60%	10/19/2022	10/19/2028	10,000	9,787	10,100	0.8%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.60%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Bench Walk Lead, LLC (<)	SF	9.50%	14.83%	6/9/2023	6/14/2027	29,600	29,370	29,600	2.3%
Bench Walk Lead, LLC (Delayed Draw) (<) (*) (**)	SF	9.50%	14.83%	6/9/2023	6/14/2027	2,400	1,420	1,420	0.1%
BW 51f, L.P. (<)	SF	8.00%	13.35%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.7%
Exiger LLC (~~)	SF	6.60%	11.94%	9/30/2021	9/30/2027	14,360	14,163	14,360	1.1%
Exiger LLC (~~)	SF	6.60%	11.94%	8/26/2022	9/30/2027	2,004	1,965	2,004	0.2%
Exiger LLC (~~)	SF	6.60%	11.94%	9/30/2021	9/30/2027	4,295	4,295	4,295	0.3%
Exiger LLC (Delayed Draw) (*) (**)	SF	6.60%	11.94%	8/26/2022	9/30/2027	7,016	2,088	2,088	0.2%
Exiger LLC (Revolver) (*)	SF	6.60%	11.94%	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.25%	11.71%	8/19/2022	8/18/2028	12,968	12,750	12,968	1.0%
GC Champion Acquisition LLC (~)	SF	6.25%	11.71%	8/19/2022	8/18/2028	3,602	3,602	3,602	0.3%
GC Champion Acquisition LLC (~)	SF	6.50%	11.96%	8/1/2023	8/18/2028	10,806	10,495	10,901	0.8%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,600	912	910	0.1%
J2 BWA Funding LLC (Revolver) (<) (*)	n/a	n/a	10.00%	12/14/2020	12/24/2026	2,850	1,636	1,636	0.1%
Oceana Australian Fixed Income Trust (~) (<) (c) (d)	SF	8.25%	13.59%	6/8/2023	4/1/2026	32,224	31,770	32,224	2.5%
Oceana Australian Fixed Income Trust (<) (c) (d)	SF	8.25%	13.61%	12/27/2023	4/1/2026	14,971	15,048	14,971	1.1%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.85%	11.21%	12/28/2022	12/28/2028	2,970	2,905	3,000	0.2%
Slater Slater Schulman LLP (Delayed Draw) (*) (**)	SF	7.50%	12.86%	12/6/2023	12/4/2026	22,000	14,143	14,001	1.1%
TEAM Public Choices, LLC (~)	SF	5.25%	10.75%	8/23/2022	12/17/2027	4,515	4,334	4,488	0.3%
Transnetwork LLC (a)	SF	3.75%	9.11%	11/20/2023	12/29/2028	12,000	11,770	11,970	0.9%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	2,145	2,145	2,199	0.2%
W3 Monroe RE Debt LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	164	104	107	0.0%
						209,890	183,702	185,844	14.3%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	SF	6.15%	11.50%	9/23/2022	12/2/2026	9,916	9,695	9,733	0.7%
Simplicity Financial Marketing Group Holdings Inc.	SF	6.15%	11.50%	9/23/2022	12/2/2026	14,153	14,153	13,891	1.1%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	SF	6.15%	11.50%	9/23/2022	12/2/2026	761	—	—	0.0%
						24,830	23,848	23,624	1.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	SF	14.32%	19.93% PIK	7/15/2020	7/15/2024	1,000	$997	$997	0.1%
Avison Young (USA) Inc. (<) (***) (c)	SF	6.50%	11.97%	4/26/2019	1/30/2026	1,915	1,907	627	0.0%
Avison Young (USA) Inc. (<) (***) (c)	SF	7.00%	12.47%	9/1/2022	1/30/2026	4,143	3,902	1,357	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.60%	5/3/2022	4/30/2025	13,500	13,360	13,635	1.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.60%	5/3/2022	4/30/2025	1,380	1,380	1,394	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (<) (*) (**)	SF	8.25%	13.61%	10/6/2023	4/30/2027	4,058	1,536	1,561	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	13.60%	5/3/2022	4/30/2025	6,763	2,647	2,647	0.2%
InsideRE, LLC (~~) (~~~)	SF	5.65%	11.00%	12/22/2021	12/22/2027	7,353	7,247	7,353	0.6%
InsideRE, LLC (~~~~)	SF	5.65%	11.00%	12/22/2021	12/22/2027	2,857	2,857	2,857	0.2%
InsideRE, LLC (Revolver) (*)	SF	5.65%	11.00%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen Inc.	SF	8.50%	13.85%	1/5/2023	1/5/2028	8,000	7,715	7,810	0.6%
						51,934	43,548	40,238	3.1%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc. (~) (~~~~)	SF	6.25%	11.60%	6/7/2023	6/7/2029	9,950	9,717	9,980	0.8%
Animal Dermatology Group, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.60%	6/7/2023	6/7/2029	3,748	2,910	2,919	0.2%
Animal Dermatology Group, Inc. (Revolver) (*)	SF	6.25%	11.60%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC (~~)	SF	6.90%	12.32%	5/6/2021	5/6/2027	6,435	6,351	6,422	0.5%
Appriss Health, LLC (Revolver) (*)	SF	6.90%	12.32%	5/6/2021	5/6/2027	433	—	—	0.0%
Avalign Technologies, Inc. (~)	SF	4.60%	9.98%	7/10/2023	12/22/2025	9,804	9,422	9,158	0.7%
Bluesight, Inc. (~~~) (~~~~)	SF	7.25%	12.61%	7/17/2023	7/17/2029	30,000	29,135	29,946	2.3%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.61%	7/17/2023	7/17/2029	2,609	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	SF	6.65%	12.04%	2/12/2021	2/12/2026	2,791	2,754	2,791	0.2%
Caravel Autism Health, LLC (~)	SF	5.76%	11.16%	6/30/2021	6/30/2027	8,019	7,914	7,950	0.6%
Caravel Autism Health, LLC (~)	SF	5.76%	11.16%	6/30/2021	6/30/2027	2,227	2,227	2,208	0.2%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.16%	6/30/2021	6/30/2027	2,030	390	390	0.0%
Dorado Acquisition, Inc. (~) (~~) (~~~~)	SF	6.85%	12.19%	6/30/2021	6/30/2026	13,685	13,526	13,281	1.0%
Dorado Acquisition, Inc. (~) (~~~)	SF	6.90%	12.29%	11/27/2022	6/30/2026	11,343	11,130	11,008	0.8%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.85%	12.19%	6/30/2021	6/30/2026	1,670	—	—	0.0%
Golden State Buyer, Inc. (~) (~~~)	SF	4.85%	10.19%	8/25/2022	6/19/2026	9,868	9,590	9,504	0.7%
HAH Group Holding Company LLC (~)	SF	5.00%	10.46%	5/19/2023	10/29/2027	2,876	2,809	2,859	0.2%
HAH Group Holding Company LLC (~)	SF	5.00%	10.46%	5/19/2023	10/29/2027	759	739	757	0.1%
HAH Group Holding Company LLC (~)	SF	5.00%	10.46%	5/19/2023	10/29/2027	364	364	362	0.0%
INH Buyer, Inc. (~)	SF	7.00%	8.95% Cash/ 3.50% PIK	6/30/2021	6/28/2028	5,042	5,009	4,893	0.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (~)	SF	6.75%	12.13%	2/1/2023	2/1/2029	9,950	9,687	9,950	0.8%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	6.75%	12.14%	2/1/2023	2/1/2029	3,404	1,979	1,979	0.2%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	6.75%	12.13%	2/1/2023	2/1/2029	1,626	705	705	0.1%
LSCS Holdings, Inc. (~)	SF	4.61%	9.97%	5/24/2023	12/15/2028	2,977	2,894	2,939	0.2%
NationsBenefits, LLC (~)	SF	7.10%	12.44%	8/20/2021	8/26/2027	12,005	11,861	12,099	0.9%
NationsBenefits, LLC (~)	SF	7.10%	12.44%	8/26/2022	8/26/2027	14,307	14,307	14,419	1.1%
NationsBenefits, LLC	SF	7.10%	12.44%	8/26/2022	8/26/2027	15,511	15,511	15,632	1.2%
NationsBenefits, LLC (Revolver) (*)	SF	7.10%	12.44%	8/20/2021	8/26/2027	6,805	2,722	2,722	0.2%
NQ PE Project Colosseum Midco Inc. (~) (~~~) (~~~~)	SF	5.65%	11.00%	10/4/2022	10/4/2028	14,454	14,210	14,599	1.1%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	11.00%	10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	11.00%	10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~) (~~~~)	SF	5.85%	11.20%	12/14/2022	11/16/2028	9,925	9,712	10,024	0.8%
OIS Management Services, LLC	SF	5.85%	11.20%	12/14/2022	11/16/2028	3,830	3,830	3,868	0.3%
OIS Management Services, LLC (Revolver) (*)	SF	5.85%	11.20%	12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc.	SF	6.35%	11.73%	12/15/2023	12/15/2027	910	896	910	0.1%
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	9/19/2019	12/15/2027	4,550	4,536	4,550	0.3%
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	12/15/2021	12/15/2027	4,368	4,321	4,368	0.3%
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	9/19/2019	12/15/2027	910	910	910	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	8/21/2020	12/15/2027	910	$910	$910	0.1%
QF Holdings, Inc. (Revolver) (*)	SF	6.35%	11.73%	9/19/2019	12/15/2027	1,092	—	—	0.0%
SCP Eye Care Holdco, LLC (~) (~~~~)	SF	5.85%	11.21%	10/7/2022	10/5/2029	9,162	8,920	8,796	0.7%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.21%	10/7/2022	10/5/2029	8,027	5,118	4,914	0.4%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.85%	11.21%	10/7/2022	10/5/2029	1,442	986	915	0.1%
SDG Mgmt Company, LLC (~)	SF	6.10%	11.45%	12/29/2023	6/30/2028	21,450	21,022	21,021	1.6%
SDG Mgmt Company, LLC (Delayed Draw) (*) (**)	SF	6.10%	11.45%	12/29/2023	6/30/2028	8,569	—	—	0.0%
Seran BioScience, LLC (~~) (~~~)	SF	6.25%	11.64%	12/31/2020	7/8/2027	1,945	1,927	1,945	0.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.66%	8/21/2023	7/8/2027	1,156	267	267	0.0%
Seran BioScience, LLC	SF	6.25%	11.66%	7/8/2022	7/8/2027	2,206	2,206	2,206	0.2%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.64%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~)	SF	5.85%	11.19%	7/21/2023	12/30/2026	152	152	136	0.0%
SIP Care Services, LLC (~) (~~)	SF	5.85%	11.19%	12/30/2021	12/30/2026	3,734	3,684	3,355	0.3%
SIP Care Services, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.19%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	SF	5.85%	11.19%	12/30/2021	12/30/2026	760	228	205	0.0%
Sound Inpatient Physicians, Inc. (~) (***)	SF	3.26%	8.64%	10/12/2022	6/27/2025	2,785	2,326	935	0.1%
TigerConnect, Inc. (~~)	SF	6.90%	12.28%	2/16/2022	2/16/2028	10,000	9,850	9,800	0.8%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.90%	12.28%	2/16/2022	2/16/2028	750	453	444	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.90%	12.28%	2/16/2022	2/16/2028	1,429	—	—	0.0%
Vero Biotech Inc.	P	3.75%	12.25%	12/29/2023	12/28/2029	30,000	29,700	29,700	2.3%
WebPT, Inc. (~~)	SF	6.85%	12.24%	8/28/2019	1/18/2028	5,000	4,983	5,000	0.4%
WebPT, Inc. (Revolver) (*)	SF	6.85%	12.22%	8/28/2019	1/18/2028	521	124	124	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	21,252	20,906	21,040	1.6%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.53% Cash/ PIK 4.75%	6/3/2022	6/2/2028	266	266	263	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	2,657	2,657	2,630	0.2%
						376,569	328,753	328,708	25.3%
High Tech Industries
Acquia Inc. (~~)	SF	7.25%	12.74%	11/1/2019	10/31/2025	15,429	15,288	15,429	1.2%
Acquia Inc. (Delayed Draw) (*) (**)	SF	7.50%	12.99%	11/11/2023	10/31/2025	3,092	—	—	0.0%
Acquia Inc. (Revolver) (*)	SF	7.25%	12.43%	11/1/2019	10/31/2025	588	289	289	0.0%
Amelia Holding II, LLC (~~~~)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	10,104	9,850	10,142	0.8%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	3,339	2,539	2,548	0.2%
Amelia Holding II, LLC (Revolver) (*)	SF	10.00%	14.36% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	133	133	0.0%
Arcstor Midco, LLC (***)	SF	8.10%	13.46% PIK	8/29/2023	3/16/2027	413	401	413	0.0%
BTRS Holdings Inc. (~~~~)	SF	8.00%	13.38%	12/16/2022	12/15/2028	10,000	9,737	10,000	0.8%
BTRS Holdings Inc. (Delayed Draw) (*) (**)	SF	8.00%	13.38%	12/16/2022	12/15/2028	845	414	414	0.0%
BTRS Holdings Inc. (Revolver) (*)	SF	7.25%	12.63%	12/16/2022	12/15/2028	1,067	267	267	0.0%
Drawbridge Partners, LLC (~~)	SF	6.75%	12.10%	9/1/2022	9/1/2028	15,000	14,753	15,003	1.2%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.10%	9/1/2022	9/1/2028	4,370	2,480	2,480	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	6.75%	12.10%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fortra, LLC	SF	4.10%	9.48%	12/11/2023	11/30/2026	6,982	6,618	6,635	0.5%
Fueled Digital Media, LLC (~~~)	SF	6.11%	11.46%	11/1/2022	11/1/2027	5,710	5,593	5,752	0.4%
Fueled Digital Media, LLC (~)	SF	6.11%	11.46%	11/1/2022	11/1/2027	503	503	507	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	11.47%	11/1/2022	11/1/2027	807	726	726	0.1%
Idera, Inc. (a)	SF	3.90%	9.28%	12/12/2023	3/2/2028	4,123	4,112	4,112	0.3%
Matrix Parent, Inc. (~) (~~~)	SF	5.00%	10.33%	11/2/2022	3/1/2029	2,493	2,300	1,704	0.1%
Medallia, Inc. (~~)	SF	6.60%	7.95% Cash/ 4.00% PIK	8/15/2022	10/27/2028	11,770	11,590	11,776	0.9%
Mindbody, Inc. (~~)	SF	7.15%	12.53%	2/15/2019	2/14/2025	1,867	1,859	1,867	0.1%
Mindbody, Inc. (~~)	SF	7.15%	12.53%	9/22/2021	2/14/2025	5,194	5,194	5,194	0.4%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.53%	2/15/2019	2/14/2025	190	—	—	0.0%
Oranje Holdco, Inc. (~) (~~~~)	SF	7.50%	12.88%	2/1/2023	2/1/2029	14,000	13,688	14,105	1.1%
Oranje Holdco, Inc. (Revolver) (*)	SF	7.50%	12.88%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC (~) (~~~~)	SF	8.40%	13.79%	12/13/2022	12/16/2027	5,626	5,487	5,626	0.4%
Optomi, LLC (~~) (~~~~)	SF	5.65%	11.04%	12/16/2021	12/16/2027	13,264	13,075	13,114	1.0%
Optomi, LLC (Revolver) (*)	SF	5.65%	11.04%	12/16/2021	12/16/2027	3,189	—	—	0.0%
Securly, Inc. (~~)	SF	7.10%	12.48%	4/20/2022	4/22/2027	3,702	3,648	3,693	0.3%
Securly, Inc. (~~)	SF	7.10%	12.45%	4/22/2021	4/22/2027	8,400	8,294	8,379	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Securly, Inc. (~~)	SF	7.10%	12.49%	4/22/2021	4/22/2027	1,938	$1,938	$1,934	0.2%
Securly, Inc. (Delayed Draw) (*) (**)	SF	7.10%	12.49%	4/20/2022	4/22/2027	2,585	1,984	1,979	0.2%
Securly, Inc. (Revolver)	SF	7.10%	12.49%	4/22/2021	4/22/2027	969	969	967	0.1%
Sparq Holdings, Inc. (~~)	SF	6.25%	11.43%	6/16/2023	6/15/2029	1,990	1,934	2,023	0.2%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.43%	6/16/2023	6/15/2029	444	—	—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.43%	6/16/2023	6/15/2029	409	—	—	0.0%
Transact Holdings Inc. (~)	SF	4.36%	9.83%	4/18/2019	4/30/2026	710	705	712	0.1%
Unanet, Inc. (~~) (~~~~)	SF	6.00%	11.35%	12/9/2022	12/8/2028	22,000	21,617	22,000	1.7%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.00%	11.45%	12/9/2022	12/8/2028	6,947	2,837	2,837	0.2%
Unanet, Inc. (Revolver) (*)	SF	6.00%	11.45%	12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	10.61%	8/17/2022	6/29/2029	20,889	19,698	20,113	1.5%
						218,290	190,520	192,873	14.8%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~~) (~~~) (~~~~)	SF	5.60%	10.94%	11/24/2021	11/24/2026	16,067	15,863	16,067	1.2%
95 Percent Buyer, LLC (Revolver) (*)	SF	5.60%	10.94%	11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	5.85%	11.19%	10/21/2022	10/20/2028	4,962	4,857	4,956	0.4%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	5.85%	11.19%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	5.85%	11.19%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~) (~~) (~~~~)	SF	5.60%	10.95%	10/11/2022	7/1/2027	38,998	38,423	38,998	3.0%
Destination Media, Inc. (~~~)	SF	7.25%	12.43%	6/21/2023	6/21/2028	6,467	6,258	6,564	0.5%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.00%	12.35%	6/21/2023	6/21/2028	3,250	395	400	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.00%	12.35%	6/21/2023	6/21/2028	670	134	134	0.0%
Madison Logic Holdings, Inc. (~)	SF	7.00%	12.35%	12/30/2022	12/29/2028	13,895	13,530	13,774	1.1%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	12.35%	12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	0.2%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.1%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.1%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	104	103	0.0%
Really Great Reading Company, Inc. (~) (~~~~)	SF	5.85%	11.20%	12/9/2022	12/9/2028	11,910	11,649	12,029	0.9%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	5.85%	11.20%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	5.85%	11.20%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~~) (~~~~)	SF	6.10%	11.44%	11/20/2020	11/20/2025	1,945	1,928	1,927	0.2%
Relevate Health Group, LLC (~~~) (~~~~)	SF	6.10%	11.44%	3/28/2022	11/20/2025	5,184	5,125	5,136	0.4%
Relevate Health Group, LLC (~~~)	SF	6.10%	11.44%	11/20/2020	11/20/2025	870	870	862	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	6.10%	11.43%	11/20/2020	11/20/2025	789	211	211	0.0%
Renaissance Holding Corp. (~)	SF	4.75%	10.11%	3/16/2023	4/5/2030	7,481	7,272	7,518	0.6%
Spherix Global Inc. (~) (~~)	SF	6.36%	11.71%	12/22/2021	12/22/2026	4,421	4,371	4,289	0.3%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.71%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~~) (~~~)	SF	6.50%	11.97%	1/28/2020	1/28/2025	5,844	5,807	5,844	0.4%
XanEdu Publishing, Inc. (~~~)	SF	6.50%	11.97%	8/31/2022	1/28/2025	2,322	2,295	2,326	0.2%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	11.97%	1/28/2020	1/28/2025	977	—	—	0.0%
						144,454	126,518	128,517	9.9%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	503	503	494	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	152	152	149	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw) (*) (**)	SF	8.26%	13.65% PIK	9/8/2023	1/31/2028	265	223	219	0.0%
						920	878	862	0.1%
Media: Diversified & Production
Bonterra LLC (~~) (~~~~)	SF	7.25%	12.60%	9/8/2021	9/8/2027	19,042	18,859	18,685	1.4%
Bonterra LLC	SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	2,692	2,656	2,702	0.2%
Bonterra LLC (Revolver) (*)	SF	7.25%	12.60%	9/8/2021	9/8/2027	1,814	544	534	0.0%
Chess.com, LLC (~~) (~~~)	SF	6.60%	11.95%	12/31/2021	12/31/2027	12,772	12,587	12,725	1.0%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.95%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.35%	12.69%	2/28/2019	2/28/2025	1,000	1,000	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.35%	12.69%	2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.50%	12.97%	9/27/2022	2/28/2025	318	315	318	0.0%
Crownpeak Technology, Inc. (~~~~)	SF	7.35%	12.69%	9/27/2022	2/28/2025	833	833	834	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.35%	12.69%	2/28/2019	2/28/2025	125	17	17	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Research Now Group, Inc. and Survey Sampling International, LLC (~)	SF	5.76%	11.14%	11/28/2022	12/20/2024	5,345	$4,516	$3,992	0.3%
Sports Operating Holdings II, LLC (~)	SF	5.85%	11.21%	11/3/2022	11/3/2027	4,938	4,837	4,938	0.4%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.21%	11/3/2022	11/3/2027	3,997	402	402	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.21%	11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF	7.25%	12.39% Cash/ 0.50% PIK	8/26/2019	12/31/2024	1,957	1,951	1,941	0.1%
Streamland Media MidCo LLC (~)	SF	7.25%	12.39% Cash/ 0.50% PIK	3/7/2022	12/31/2024	530	523	526	0.0%
						57,656	49,055	48,629	3.6%
Services: Business
Aduro Advisors, LLC (~) (~~~~)	SF	6.25%	11.61%	5/26/2023	5/26/2028	8,458	8,262	8,507	0.7%
Aduro Advisors, LLC (Revolver)	SF	6.25%	11.61%	5/26/2023	5/26/2028	944	944	944	0.1%
Aperture Companies, LLC (~~) (~~~)	SF	6.35%	11.69%	12/31/2021	12/31/2026	14,737	14,542	14,417	1.1%
Aperture Companies, LLC (~~)	SF	6.35%	11.69%	12/31/2021	12/31/2026	4,283	4,283	4,190	0.3%
Aperture Companies, LLC (Revolver) (*)	SF	6.35%	11.69%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (~) (~~~~)	SF	6.90%	9.04% Cash/ 3.25% PIK	4/13/2021	4/13/2027	4,837	4,787	4,875	0.4%
Aras Corporation (Revolver) (*)	P	5.50%	14.00%	4/13/2021	4/13/2027	325	282	282	0.0%
Argano, LLC (~)	SF	6.60%	11.94%	4/18/2023	4/14/2025	1,200	1,185	1,206	0.1%
Argano, LLC (~~) (~~~)	SF	6.35%	11.69%	6/10/2021	6/10/2026	8,895	8,797	8,895	0.7%
Argano, LLC (~) (~~~)	SF	6.35%	11.69%	6/10/2021	6/10/2026	3,939	3,939	3,939	0.3%
Argano, LLC (~) (~~~~)	SF	6.35%	11.69%	10/7/2022	6/10/2026	684	670	684	0.1%
Argano, LLC (~~~~)	SF	6.35%	11.69%	3/16/2022	6/10/2026	4,709	4,709	4,709	0.4%
Argano, LLC (Delayed Draw) (*) (**)	SF	6.35%	11.70%	12/6/2023	6/10/2026	1,924	481	481	0.0%
Argano, LLC (Revolver)	SF	6.35%	11.69%	6/10/2021	6/10/2026	965	965	965	0.1%
ASG III, LLC (~)	SF	6.50%	11.88%	10/31/2023	10/31/2029	20,000	19,506	19,500	1.5%
ASG III, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.88%	10/31/2023	10/31/2029	8,421	—	—	0.0%
ASG III, LLC (Revolver) (*)	SF	6.50%	11.88%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC (~)	SF	6.00%	11.19%	12/27/2023	12/27/2029	16,000	15,681	15,680	1.2%
Bloomerang, LLC (Delayed Draw) (*) (**)	SF	6.00%	11.19%	12/27/2023	12/27/2029	4,800	—	—	0.0%
Bloomerang, LLC (Revolver) (*)	SF	6.00%	11.19%	12/27/2023	12/27/2029	3,200	—	—	0.0%
Cosmos Bidco, Inc. (~~) (~~~~)	SF	6.75%	11.93%	9/15/2023	9/14/2029	36,000	35,136	36,126	2.8%
Cosmos Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.93%	9/15/2023	9/14/2029	6,750	—	—	0.0%
Cosmos Bidco, Inc. (Revolver) (*)	SF	6.75%	11.93%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC (~) (~~~~)	SF	6.50%	11.89%	8/29/2023	8/29/2029	20,000	19,514	20,000	1.5%
E-Discovery Acquireco, LLC (Revolver) (*)	SF	6.50%	11.89%	8/29/2023	8/29/2029	1,818	—	—	0.0%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (c)	SF	6.85%	12.20%	9/21/2021	9/21/2027	16,535	16,323	16,535	1.3%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (c)	SF	6.85%	12.20%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (<) (*) (**) (c)	SF	6.85%	12.20%	5/4/2023	9/21/2027	2,063	1,677	1,677	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (c)	SF	6.85%	12.20%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~) (~~~~)	SF	6.10%	11.46%	12/8/2022	12/8/2027	12,870	12,576	12,999	1.0%
Edustaff, LLC (Revolver) (*)	SF	6.10%	11.46%	12/8/2022	12/8/2027	2,364	—	—	0.0%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	12.21%	7/9/2019	7/9/2025	3,900	3,874	3,888	0.3%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	12.21%	10/6/2021	7/9/2025	4,237	4,237	4,224	0.3%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	12.21%	7/9/2019	7/9/2025	325	219	218	0.0%
iCIMS, Inc. (~~)	SF	7.25%	12.62%	10/24/2022	8/18/2028	8,000	7,879	8,030	0.6%
Interstate BidCo, LLC (~)	SF	6.00%	11.35%	12/27/2023	12/27/2029	15,000	14,701	14,700	1.1%
Interstate BidCo, LLC (Delayed Draw) (*) (**)	SF	6.00%	11.35%	12/27/2023	12/27/2029	8,333	—	—	0.0%
Interstate BidCo, LLC (Revolver) (*)	SF	6.00%	11.35%	12/27/2023	12/27/2029	3,125	—	—	0.0%
Kingsley Gate Partners, LLC (~)	SF	6.65%	12.04%	12/9/2022	12/11/2028	2,978	2,926	2,940	0.2%
Kingsley Gate Partners, LLC	SF	6.65%	12.04%	12/9/2022	12/11/2028	955	955	943	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	12.04%	12/9/2022	12/11/2028	2,998	658	650	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	12.04%	12/9/2022	12/11/2028	1,200	—	—	0.0%
Milrose Consultants, LLC (~) (~~~)	SF	7.15%	12.54%	8/31/2023	8/31/2028	44,888	43,715	45,044	3.5%
Milrose Consultants, LLC (Delayed Draw) (*) (**)	SF	7.15%	12.54%	8/31/2023	8/31/2028	2,009	—	—	0.0%
Milrose Consultants, LLC (Revolver) (*)	SF	7.15%	12.54%	8/31/2023	8/31/2028	2,308	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	6.00%	11.36%	9/30/2022	8/4/2028	6,930	6,814	6,930	0.5%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	6.00%	11.36%	9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	6.00%	11.35%	9/30/2022	8/4/2028	933	93	93	0.0%
NFM & J, L.P. (~) (~~) (~~~~)	SF	5.85%	11.22%	11/15/2023	11/30/2027	13,348	13,088	13,081	1.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
NFM & J, L.P. (Delayed Draw) (*) (**)	SF	5.85%	11.22%	11/15/2023	11/30/2027	7,416	$—	$—	0.0%
NFM & J, L.P. (Revolver) (*)	SF	5.85%	11.22%	11/15/2023	11/30/2027	5,273	—	—	0.0%
Onix Networking Corp. (~)	SF	5.75%	11.10%	10/2/2023	10/2/2029	15,000	14,702	14,700	1.1%
Onix Networking Corp. (Revolver) (*)	SF	5.75%	11.10%	10/2/2023	10/2/2029	5,000	—	—	0.0%
Prototek LLC	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	7,943	7,742	7,617	0.6%
Prototek LLC (Revolver) (*)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Relativity ODA LLC (~) (~~~~)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	5,267	5,186	5,262	0.4%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	11.73%	7/2/2021	7/2/2027	4,148	4,092	4,142	0.3%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.74%	11/30/2022	7/2/2027	166	162	166	0.0%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.72%	7/2/2021	7/2/2027	1,244	1,244	1,242	0.1%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.35%	11.72%	7/2/2021	7/2/2027	498	249	248	0.0%
Teneo Holdings LLC (~)	SF	5.35%	10.71%	5/25/2023	7/11/2025	2,977	2,977	2,979	0.2%
The GEO Group, Inc. (~) (<)	SF	7.13%	12.48%	4/5/2023	3/23/2027	9,807	9,956	10,052	0.8%
Thryv, Inc. (~) (<)	SF	8.61%	13.97%	9/7/2022	2/27/2026	6,592	6,545	6,600	0.5%
Verdantas LLC (~)	SF	7.60%	12.96%	2/28/2023	7/1/2026	3,970	3,887	3,966	0.3%
Verdantas LLC (Delayed Draw) (*) (**)	SF	7.60%	12.96%	2/28/2023	7/1/2026	2,000	—	—	0.0%
Vhagar Purchaser, LLC (~~~~)	SF	7.00%	12.39%	6/9/2023	6/8/2029	10,000	9,723	10,000	0.8%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.39%	6/9/2023	6/8/2029	2,222	500	500	0.0%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.39%	6/9/2023	6/8/2029	1,111	—	—	0.0%
WPEngine, Inc. (~~) (~~~~)	SF	6.50%	11.92%	8/14/2023	8/14/2029	16,500	16,021	16,550	1.3%
WPEngine, Inc. (Revolver) (*)	SF	6.50%	11.92%	8/14/2023	8/14/2029	1,650	—	—	0.0%
Zodega Landscaping, LLC (~)	SF	7.86%	13.21%	10/6/2023	10/6/2028	12,500	11,983	11,969	0.9%
Zodega Landscaping, LLC (Revolver) (*)	SF	7.86%	13.21%	10/6/2023	10/6/2028	1,984	—	—	0.0%
						468,648	369,678	374,636	28.7%
Services: Consumer
The Black Tux, LLC (~~~~)	SF	6.50%	11.86%	12/27/2023	12/27/2028	10,500	10,421	10,421	0.8%
The Black Tux, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.86%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Black Tux, LLC (Revolver) (*)	SF	6.50%	11.86%	12/27/2023	12/27/2028	1,944	—	—	0.0%
Clydesdale Holdings, LLC (~)	SF	6.25%	11.60%	12/28/2023	6/23/2028	5,000	4,875	5,040	0.4%
Clydesdale Holdings, LLC (~) (~~)	SF	6.40%	11.75%	7/19/2023	6/23/2028	4,988	4,871	5,027	0.4%
Clydesdale Holdings, LLC (~)	SF	5.65%	11.00%	6/24/2022	6/23/2028	14,813	14,577	14,598	1.1%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.65%	11.00%	6/24/2022	6/23/2028	21,057	17,232	16,982	1.3%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.65%	11.00%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	SF	6.60%	11.96%	9/13/2022	12/22/2027	12,344	12,042	12,381	1.0%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF	6.60%	11.96%	9/13/2022	12/22/2027	12,445	8,612	8,638	0.7%
Expedited Travel, LLC (~) (~~) (~~~~)	SF	6.61%	11.96%	11/8/2023	11/8/2028	16,000	15,608	15,600	1.2%
Expedited Travel, LLC (Revolver) (*)	SF	6.61%	11.96%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC (~)	SF	6.76%	12.16%	7/14/2022	7/14/2028	9,985	9,937	9,985	0.8%
Express Wash Acquisition Company, LLC	SF	6.76%	12.16%	7/14/2022	7/14/2028	2,138	2,138	2,138	0.2%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.16%	7/14/2022	7/14/2028	536	295	295	0.0%
The Hertz Corporation (<) (a)	SF	3.75%	9.11%	12/12/2023	6/30/2028	5,000	4,975	4,975	0.4%
Light Wave Dental Management, LLC (~~~) (~~~~)	SF	7.00%	12.35%	6/30/2023	6/30/2029	27,363	26,576	27,390	2.1%
Light Wave Dental Management, LLC (Revolver) (*)	SF	7.00%	12.35%	6/30/2023	6/30/2029	3,802	2,757	2,757	0.2%
Mammoth Holdings, LLC	SF	5.75%	11.10%	11/15/2023	11/15/2030	21,818	21,389	21,382	1.6%
Mammoth Holdings, LLC (Delayed Draw) (*) (**)	SF	5.75%	11.10%	11/15/2023	11/15/2030	5,455	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (*)	SF	5.75%	11.10%	11/15/2023	11/15/2029	2,727	—	—	0.0%
Pacific Bells, LLC (~~~)	SF	4.50%	10.11%	11/2/2022	11/10/2028	2,909	2,750	2,902	0.2%
Viad Corp (~) (<)	SF	5.11%	10.47%	9/12/2022	7/28/2028	4,043	3,966	4,038	0.3%
						192,834	163,021	164,549	12.7%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	2,532	2,861	0.2%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	247	247	0.0%
Calabrio, Inc. (Delayed Draw) (~~) (*) (**)	SF	7.13%	12.48%	12/19/2023	4/16/2027	1,173	—	—	0.0%
Calabrio, Inc. (~~)	SF	7.13%	12.48%	4/16/2021	4/16/2027	8,000	7,873	8,050	0.6%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.48%	4/16/2021	4/16/2027	963	551	551	0.0%
DataOnline Corp. (~~) (~~~~)	SF	5.65%	11.04%	11/13/2019	11/13/2025	35,040	34,921	35,022	2.7%
DataOnline Corp. (Revolver)	SF	5.65%	11.00%	11/13/2019	11/13/2025	3,701	3,701	3,701	0.3%
EOS Finco S.A.R.L. (~) (~~~) (<) (c)	SF	5.75%	11.10%	8/3/2022	8/20/2027	7,265	7,164	6,702	0.5%
Patagonia Holdco LLC (~) (<) (c)	SF	5.75%	11.12%	8/5/2022	8/1/2029	14,813	12,489	13,520	1.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Sandvine Corporation (~)	SF	4.50%	9.97%	3/8/2021	10/31/2025	1,143	$1,143	$926	0.1%
						75,852	70,621	71,580	5.4%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc. (~)	SF	4.85%	10.21%	5/26/2023	4/26/2028	6,284	6,040	6,248	0.5%
Complete Innovations Inc. (~) (<) (b) (c)	C	6.00%	11.40%	12/16/2020	12/16/2025	8,285	8,530	8,285	0.6%
Complete Innovations Inc. (~) (<) (b) (c)	C	6.00%	11.40%	12/16/2020	12/16/2025	1,051	1,098	1,051	0.1%
Fiasco Enterprises, LLC (~~~)	SF	6.36%	11.71%	5/6/2022	5/6/2027	6,913	6,822	6,774	0.5%
Fiasco Enterprises, LLC (~)	SF	6.61%	11.96%	12/15/2022	5/6/2027	8,337	8,133	8,179	0.6%
Fiasco Enterprises, LLC (Revolver) (*)	SF	6.61%	11.96%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~) (~~~) (~~~~)	SF	5.00%	10.39%	11/17/2022	11/15/2029	21,722	21,246	21,678	1.7%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.00%	10.39%	11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.00%	10.39%	11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc. (~) (~~) (~~~~)	SF	6.50%	11.68%	11/1/2022	11/1/2028	16,875	16,434	16,824	1.3%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.68%	11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	11.68%	11/1/2022	11/1/2028	2,273	656	654	0.1%
RS Acquisition, LLC (~~) (~~~)	SF	6.10%	11.44%	12/13/2021	12/14/2026	10,808	10,667	10,620	0.8%
RS Acquisition, LLC (~) (~~~~)	SF	6.10%	11.44%	12/13/2021	12/14/2026	9,986	9,986	9,812	0.8%
RS Acquisition, LLC (Revolver) (*)	SF	6.10%	11.44%	12/13/2021	12/14/2026	1,264	885	885	0.1%
						109,887	90,497	91,010	7.1%
Utilities: Electric
Central Moloney, LLC (~) (~~~)	SF	6.75%	12.10%	12/19/2023	10/20/2028	36,500	35,594	35,588	2.7%
						36,500	35,594	35,588	2.7%
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.63%	11.07%	10/6/2022	10/3/2028	23,628	23,130	23,385	1.8%
IF & P Holdings Company, LLC (~)	SF	6.00%	11.45%	5/25/2023	10/3/2028	6,633	6,445	6,633	0.5%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.63%	10.91%	10/6/2022	10/3/2028	2,800	1,442	1,442	0.1%
S&S Holdings LLC (~)	SF	5.10%	10.50%	3/10/2021	3/10/2028	2,918	2,858	2,861	0.2%
						35,979	33,875	34,321	2.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						2,496,463	2,148,916	2,158,360	165.7%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	SF	7.61%	12.96%	9/8/2021	9/8/2026	13,784	13,623	13,784	1.1%
						13,784	13,623	13,784	1.1%
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver) (*) (e)	SF	12.00%	17.34%	11/3/2023	11/3/2026	1,000	167	165	0.0%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver) (*) (f)	SF	10.00%	13.36% Cash/ 2.00% PIK	12/8/2023	12/8/2026	333	200	197	0.0%
						1,333	367	362	0.0%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (<) (c)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	25,946	25,946	26,041	2.0%
						25,946	25,946	26,041	2.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.60%	10.96%	4/19/2022	4/19/2028	23,206	22,848	21,497	1.7%
						23,206	22,848	21,497	1.7%
Environmental Industries
StormTrap, LLC (~~~)	SF	5.25%	10.72%	3/25/2022	3/24/2028	6,437	6,348	6,437	0.5%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.25%	10.72%	3/25/2022	3/24/2028	2,222	—	—	0.0%
						8,659	6,348	6,437	0.5%
Healthcare & Pharmaceuticals
Evolve Biologics Inc. (~) (<)	SF	16.00%	10.67% Cash/ 10.67% PIK	12/20/2022	12/18/2026	19,093	18,785	18,997	1.5%
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	16.00%	10.67% Cash/ 10.67% PIK	12/20/2022	12/18/2026	19,410	—	—	0.0%
						38,503	18,785	18,997	1.5%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.46%	12/3/2021	12/3/2026	9,358	9,252	9,358	0.7%
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.46%	12/27/2021	12/3/2026	7,902	7,902	7,902	0.6%
						17,260	17,154	17,260	1.3%
Media: Diversified & Production
Park County Holdings, LLC	SF	6.75%	12.11%	11/29/2023	11/29/2029	45,000	44,337	44,325	3.4%
						45,000	44,337	44,325	3.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Business
ASG II, LLC (~)	SF	6.40%	11.78%	5/25/2022	5/25/2028	15,000	$14,756	$15,000	1.1%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.78%	5/25/2022	5/25/2028	2,250	1,350	1,350	0.1%
Onit, Inc. (~)	SF	7.50%	12.97%	12/20/2021	5/2/2025	16,800	16,663	16,800	1.3%
						34,050	32,769	33,150	2.5%
Telecommunications
VB E1, LLC (~)	SF	7.75%	13.10%	11/18/2020	11/18/2026	3,000	3,000	3,000	0.2%
						3,000	3,000	3,000	0.2%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						210,741	185,177	184,853	14.2%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	SF	7.00%	6.18% Cash/ 6.17% PIK	11/3/2023	5/7/2027	1,687	1,684	1,046	0.1%
						1,687	1,684	1,046	0.1%
Automotive
First Brands Group, LLC (fka Trico Group, LLC) (a)	SF	8.50%	14.38%	12/11/2023	12/29/2028	9,936	9,507	9,470	0.7%
						9,936	9,507	9,470	0.7%
Banking
MoneyLion, Inc. (~) (<)	SF	9.51%	14.86%	3/25/2022	3/24/2026	17,411	17,290	17,563	1.4%
						17,411	17,290	17,563	1.4%
Construction & Building
Sundy Village West Mezz Borrower, LLC (Delayed Draw) (<) (*) (**)	SF	6.25%	11.61%	12/21/2023	12/21/2026	37,349	24,110	23,870	1.9%
Sundy Village West Mezz Borrower, LLC (Delayed Draw) (<) (*) (**)	SF	11.25%	16.61% PIK	12/21/2023	12/21/2026	12,651	3,012	2,982	0.2%
						50,000	27,122	26,852	2.1%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	1,933	1,923	1,934	0.2%
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	9,643	9,643	9,493	0.7%
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,668	1,668	1,642	0.1%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	3,001	1,925	1,895	0.1%
						16,245	15,159	14,964	1.1%
High Tech Industries
Arcstor Midco, LLC (~) (***)	SF	7.85%	13.21% PIK	3/16/2021	3/16/2027	12,192	11,950	5,828	0.5%
Arcstor Midco, LLC (~) (***)	SF	8.10%	13.46% PIK	7/14/2023	3/16/2027	413	401	413	0.0%
						12,605	12,351	6,241	0.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	5/2/2019	n/a (g)	477	477	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	5/2/2019	n/a (g)	150	150	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	5/2/2019	n/a (g)	57	57	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	11/4/2019	n/a (g)	92	92	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	396	396	348	0.0%
						1,172	1,172	348	0.0%
Services: Business
Argano, LLC (####)	P	(1.00)%	7.50%	11/7/2023	6/29/2024	28	28	28	0.0%
						28	28	28	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						109,084	84,313	76,512	5.9%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	— (###)	4/1/2021	—	—	693	—	0.0%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	— (###)	8/2/2021	—	—	159	82	0.0%
							852	82	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	— (###)	7/29/2021	—	—	$750	$—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	— (###)	7/28/2021	7/28/2031	—	453	—	0.0%
							1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	—	—	— (###)	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	—	—	— (###)	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	—	—	— (###)	3/17/2023	—	—	8	—	0.0%
							189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units) (####)	—	—	— (###)	8/11/2022	—	—	650	172	0.0%
Adept AG Holdings, LLC (45,874 Series B units) (####)	—	—	— (###)	8/1/2023	—	—	46	47	0.0%
Adept AG Holdings, LLC (42,816 Series C preferred units) (####)	—	—	— (###)	12/20/2023	—	—	43	43	0.0%
							739	262	0.0%
Construction & Building
MEI Buyer LLC (1,982 units)	—	—	— (###)	6/29/2023	—	—	1,982	2,017	0.2%
							1,982	2,017	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	— (###)	8/3/2021	—	—	169	117	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	— (###)	4/19/2022	—	—	1,566	749	0.1%
							1,735	866	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	— (###)	1/11/2020	—	—	748	593	0.0%
							748	593	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (###)	10/19/2020	3/17/2028	—	67	256	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (###)	10/19/2021	3/17/2028	—	—	180	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	— (###)	3/25/2022	—	—	—	151	0.0%
Volt Bidco, Inc. (878 shares of common stock)	—	—	— (###)	8/11/2021	—	—	891	1,144	0.1%
							1,598	2,371	0.2%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity) (<) (####)	—	—	— (###)	6/12/2023	—	—	1,600	1,765	0.2%
J2 BWA Funding LLC (0.3% profit sharing) (<) (####)	—	—	— (###)	12/24/2020	—	—	—	42	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (h)	—	—	— (###)	4/29/2022	—	—	443	443	0.0%
							2,043	2,250	0.2%
FIRE: Real Estate
InsideRE, LLC (284,853 Class A common units) (####)	—	—	— (###)	9/9/2019	—	—	420	659	0.1%
Lessen Inc. (128,737 preferred units)	—	—	— (###)	1/5/2023	—	—	1,667	1,667	0.1%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<) (####)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	5	3,007	0.2%
							2,092	5,333	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$726	$690	0.1%
Bluesight, Inc. (311 Class A preferred units)	n/a	n/a	9.00% PIK	7/17/2023	—	—	311	286	0.0%
Bluesight, Inc. (166,310 Class B common units)	—	—	— (###)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	— (###)	6/30/2021	—	—	578	584	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	— (###)	6/30/2021	—	—	—	88	0.0%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	— (###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	— (###)	12/20/2022	12/20/2032	—	—	146	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.3% of the equity)	—	—	— (###)	1/31/2023	—	—	981	844	0.1%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,393	2,162	0.2%
NationsBenefits, LLC (326,667 common units) (####)	—	—	— (###)	8/20/2021	—	—	468	—	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	— (###)	10/4/2022	—	—	1,365	1,361	0.1%
Seran BioScience, LLC (26,666 common units) (####)	—	—	— (###)	12/31/2020	—	—	267	604	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)	—	—	— (###)	12/29/2023	12/29/2033	—	—	—	0.0%
							7,089	6,765	0.5%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (###)	12/21/2022	12/21/2032	—	—	144	0.0%
ClearlyRated Capital, LLC (5,500,000 Class A units) (####)	—	—	— (###)	6/1/2023	—	—	5,500	5,500	0.4%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	— (###)	9/1/2022	—	—	652	735	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	— (###)	12/16/2021	—	—	278	447	0.0%
Recorded Future, Inc. (40,243 Class A units) (i)	—	—	— (###)	7/3/2019	—	—	40	130	0.0%
Sparq Holdings, Inc. (600,000 common units)	—	—	— (###)	6/15/2023	—	—	600	624	0.1%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	— (###)	12/5/2022	—	—	1,622	2,237	0.2%
							8,692	9,817	0.8%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	— (###)	12/31/2020	—	—	95	95	0.0%
							95	95	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	922	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	— (###)	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00% PIK	12/27/2021	—	—	417	353	0.0%
New Engen, Inc. (5,067 Class B common units)	—	—	— (###)	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	— (###)	12/9/2022	—	—	369	466	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	96	46	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	— (###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	— (###)	12/22/2021	—	—	333	143	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	65	296	0.0%
							2,238	2,794	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,110,000 Class A units)	—	—	— (###)	7/31/2023	—	—	1,110	453	0.0%
							1,110	453	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	— (###)	12/31/2021	—	—	189	162	0.0%
							189	162	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Business
Argano, LLC (62,574 common units) (####)	—	—	— (###)	6/10/2021	—	—	$317	$552	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	—	—	— (###)	9/15/2023	—	—	2,250	2,188	0.2%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (c)	—	—	— (###)	9/21/2021	—	—	723	761	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	— (###)	12/8/2022	—	—	591	795	0.1%
Zodega Landscaping, LLC (124,206 preferred interests) (j)	—	—	— (###)	10/6/2023	—	—	12,421	12,421	1.0%
Onix Networking Corp. (2,000,000 shares of common stock)	—	—	— (###)	10/2/2023	—	—	2,000	2,000	0.2%
Skillsoft Corp. (1,308 Class A shares) (~) (<) (k)	—	—	— (###)	6/11/2021	—	—	508	23	0.0%
							18,810	18,740	1.6%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units) (####)	—	—	— (###)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	36	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units) (####)	—	—	— (###)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units) (####)	—	—	— (###)	11/15/2023	—	—	142	29	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (l)	—	—	— (###)	1/4/2021	—	—	196	240	0.0%
Light Wave Dental Management, LLC (300,218 Class A units) (####)	—	—	— (###)	6/30/2023	—	—	3,002	2,880	0.2%
							3,375	3,185	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	— (###)	6/10/2022	6/10/2032	—	84	99	0.0%
							84	99	0.0%
Transportation: Cargo
RS Acquisition, LLC (838,077 common units) (####)	—	—	— (###)	1/12/2022	—	—	1,439	1,162	0.1%
							1,439	1,162	0.1%
Utilities: Electric
Central Moloney, LLC (4,451 Class A preferred units)	n/a	n/a	10.00% PIK	10/20/2023	—	—	4,451	4,451	0.3%
Central Moloney, LLC (4,451 Class B common units)	—	—	— (###)	10/20/2023	—	—	—	—	0.0%
							4,451	4,451	0.3%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	—	—	— (###)	10/3/2022	—	—	1,500	1,521	0.1%
IF & P Holdings Company, LLC (1,500 Class B common units)	—	—	— (###)	10/3/2022	—	—	—	—	0.0%
							1,500	1,521	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							62,253	63,018	4.8%
Total Non-Controlled/Non-Affiliate Company Investments							$2,480,659	$2,482,743	190.6%

Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	$3,323	$3,323	0.3%
						4,875	3,323	3,323	0.3%
Services: Business
Nastel Technologies, LLC (~~)	SF	6.61%	11.96%	9/21/2022	9/21/2027	3,500	3,441	3,500	0.3%
Nastel Technologies, LLC (Revolver) (*)	SF	6.61%	11.96%	9/21/2022	9/21/2027	368	—	—	0.0%
						3,868	3,441	3,500	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	8.11%	9.47% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,101	$5,020	$5,101	0.3%
SheerTrans Solutions, LLC (Revolver) (*)	SF	8.11%	9.47% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,466	959	959	0.1%
						6,567	5,979	6,060	0.4%
Total Non-Controlled/Affiliate Senior Secured Loans						15,310	12,743	12,883	1.0%
Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	6,557	0.5%
SFR Holdco, LLC (<)	n/a	n/a	8.00%	3/1/2022	7/28/2028	4,388	4,387	4,917	0.4%
						10,238	10,237	11,474	0.9%
Total Non-Controlled/Affiliate Junior Secured Loans						10,238	10,237	11,474	0.9%

Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	— (###)	8/6/2021	—	—	3,900	4,371	0.3%
SFR Holdco, LLC (10.5% of equity commitments) (<)	—	—	— (###)	3/1/2022	—	—	2,925	3,278	0.3%
							6,825	7,649	0.6%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	— (###)	9/21/2022	—	—	3,408	4,226	0.3%
							3,408	4,226	0.3%
Transportation: Cargo
SheerTrans Solutions, LLC (9,191,624 preferred interests) (####)	—	—	— (###)	7/29/2022	—	—	9,192	9,192	0.7%
							9,192	9,192	0.7%
Total Non-Controlled/Affiliate Equity Securities							19,425	21,067	1.6%
Total Non-Controlled/Affiliate Company Investments							$42,405	$45,424	3.5%

TOTAL INVESTMENTS							$2,523,064	$2,528,167	194.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$316	CAD	429	Bannockburn Global Forex, LLC	1/4/2024	$(7)
Foreign currency forward contract	$104	CAD	143	Bannockburn Global Forex, LLC	1/17/2024	(4)
Foreign currency forward contract	$81	CAD	112	Bannockburn Global Forex, LLC	2/19/2024	(3)
Foreign currency forward contract	$76	CAD	105	Bannockburn Global Forex, LLC	3/19/2024	(3)
Foreign currency forward contract	$313	CAD	424	Bannockburn Global Forex, LLC	4/3/2024	(7)
Foreign currency forward contract	$103	CAD	143	Bannockburn Global Forex, LLC	4/17/2024	(4)
Foreign currency forward contract	$78	CAD	108	Bannockburn Global Forex, LLC	5/17/2024	(3)
Foreign currency forward contract	$86	CAD	118	Bannockburn Global Forex, LLC	6/19/2024	(4)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	(7)
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(4)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(3)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(3)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	(7)
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(4)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(3)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(3)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	(7)
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(4)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(3)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(3)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	(254)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(4)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(3)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(3)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(4)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(3)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(3)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(4)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(3)
Foreign currency forward contract	$8,874	CAD	12,243	Bannockburn Global Forex, LLC	12/18/2025	(371)
Foreign currency forward contract	$366	AUD	555	Bannockburn Global Forex, LLC	1/17/2024	(12)
Foreign currency forward contract	$429	AUD	648	Bannockburn Global Forex, LLC	2/16/2024	(12)
Foreign currency forward contract	$397	AUD	599	Bannockburn Global Forex, LLC	3/18/2024	(12)
Foreign currency forward contract	$420	AUD	635	Bannockburn Global Forex, LLC	4/17/2024	(13)
Foreign currency forward contract	$402	AUD	609	Bannockburn Global Forex, LLC	5/16/2024	(13)
Foreign currency forward contract	$332	AUD	506	Bannockburn Global Forex, LLC	6/19/2024	(12)
Foreign currency forward contract	$75	AUD	111	Bannockburn Global Forex, LLC	6/20/2024	(1)
Foreign currency forward contract	$381	AUD	579	Bannockburn Global Forex, LLC	7/16/2024	(13)
Foreign currency forward contract	$391	AUD	594	Bannockburn Global Forex, LLC	8/16/2024	(14)
Foreign currency forward contract	$389	AUD	592	Bannockburn Global Forex, LLC	9/17/2024	(14)
Foreign currency forward contract	$376	AUD	572	Bannockburn Global Forex, LLC	10/17/2024	(14)
Foreign currency forward contract	$387	AUD	590	Bannockburn Global Forex, LLC	11/18/2024	(15)
Foreign currency forward contract	$374	AUD	570	Bannockburn Global Forex, LLC	12/17/2024	(15)
Foreign currency forward contract	$372	AUD	568	Bannockburn Global Forex, LLC	1/17/2025	(16)
Foreign currency forward contract	$367	AUD	560	Bannockburn Global Forex, LLC	2/18/2025	(16)
Foreign currency forward contract	$331	AUD	506	Bannockburn Global Forex, LLC	3/18/2025	(15)
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	4/16/2025	(16)
Foreign currency forward contract	$353	AUD	542	Bannockburn Global Forex, LLC	5/16/2025	(16)
Foreign currency forward contract	$364	AUD	560	Bannockburn Global Forex, LLC	6/18/2025	(17)
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	7/16/2025	(7)
Foreign currency forward contract	$373	AUD	559	Bannockburn Global Forex, LLC	8/18/2025	(7)
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	9/16/2025	(8)
Foreign currency forward contract	$359	AUD	539	Bannockburn Global Forex, LLC	10/17/2025	(8)
Foreign currency forward contract	$371	AUD	557	Bannockburn Global Forex, LLC	11/18/2025	(9)
Foreign currency forward contract	$358	AUD	539	Bannockburn Global Forex, LLC	12/16/2025	(9)
Foreign currency forward contract	$306	AUD	460	Bannockburn Global Forex, LLC	1/19/2026	(8)
Foreign currency forward contract	$64	AUD	96	Bannockburn Global Forex, LLC	1/20/2026	(2)
Foreign currency forward contract	$367	AUD	554	Bannockburn Global Forex, LLC	2/17/2026	(10)
Foreign currency forward contract	$331	AUD	500	Bannockburn Global Forex, LLC	3/17/2026	(9)
Foreign currency forward contract	$30,584	AUD	47,858	Bannockburn Global Forex, LLC	4/16/2026	(2,016)
						$(3,087)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)
_____________________________________________________
(^) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(^^) The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian dollar Offered rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2023. Certain investments may be subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(^^^) Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2023 represented 194.1% of the Company’s net assets or 95.9% of the Company’s total assets, are subject to legal restrictions on sales.
(^^^^) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(^^^^^) Percentages are based on net assets of $1,302,667 as of December 31, 2023.
(~) All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company's secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
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
(~~~~) All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company's $251,169 asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(<) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 13.9% of the Company’s total assets.
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
(*) All or a portion of this commitment was unfunded at December 31, 2023. As such, interest is earned only on the funded portion of this commitment.
(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(***) This position was on non-accrual status as of December 31, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(a) Investment position or portion thereof unsettled as of December 31, 2023.
(b) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(c) This is an international company.
(d) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(e) This investment is subject to a servicing agreement whereby the Fund earns an effective yield of 18.05% net of servicing fees.
(f) This investment is subject to a servicing agreement whereby the Fund earns an effective yield of 15.71% net of servicing fees.
(g) This is a demand note with no stated maturity.
(h) As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(i) As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(j) As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,468.
(k) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(l) As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
n/a - not applicable
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	L	4.25%	8.98%	5/2/2019	5/8/2026	1,641	$1,636	$1,308	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	7/25/2019	7/25/2025	1,935	1,915	1,918	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	12/24/2019	7/25/2025	1,010	999	1,001	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	2/17/2021	7/25/2025	1,747	1,745	1,732	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	6/15/2021	7/25/2025	1,024	1,008	1,015	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~)	L	6.00%	10.38%	8/10/2021	7/25/2025	1,000	986	991	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	L	6.00%	10.38%	7/25/2019	7/25/2024	316	71	71	0.0%
						8,673	8,360	8,036	1.1%
Automotive
Born To Run, LLC (~~) (~~~)	L	6.00%	10.73%	4/1/2021	4/1/2027	8,865	8,729	8,531	1.1%
Born To Run, LLC (~~)	L	6.00%	10.73%	4/1/2021	4/1/2027	1,207	1,207	1,162	0.2%
Burgess Point Purchaser Corporation (fka BBB Industries LLC) (~)	SF	5.35%	9.67%	6/30/2022	7/25/2029	5,000	4,519	4,563	0.6%
Lifted Trucks Holdings, LLC (~~) (~~~)	L	5.75%	9.49%	8/2/2021	8/2/2027	9,900	9,737	9,771	1.3%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L	5.75%	9.49%	8/2/2021	8/2/2027	2,000	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	9.49%	8/2/2021	8/2/2027	2,381	—	—	0.0%
Panda Acquisition, LLC (~)	SF	6.35%	10.28%	12/20/2022	10/18/2028	10,000	8,201	8,200	1.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	7/8/2022	12/14/2026	128	125	128	0.0%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	3,383	3,361	3,379	0.4%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	628	628	627	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	3/11/2020	12/14/2026	501	501	501	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	557	557	556	0.1%
Truck-Lite Co., LLC (~)	SF	6.25%	11.14%	11/23/2021	12/14/2026	714	714	714	0.1%
						45,264	38,279	38,132	5.1%
Banking
MV Receivables II, LLC (<)	L	9.75%	13.87%	7/29/2021	7/29/2026	10,144	9,691	9,960	1.3%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.48%	1/12/2021	1/12/2027	3,000	2,957	2,951	0.4%
StarCompliance MidCo, LLC (~~)	L	6.75%	11.48%	10/12/2021	1/12/2027	503	495	495	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.14%	1/12/2021	1/12/2027	484	121	119	0.0%
						14,131	13,264	13,525	1.8%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (~) (~~)	L	5.50%	9.89%	10/18/2019	10/18/2024	5,037	4,997	4,984	0.7%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (~)	L	5.50%	9.91%	10/18/2019	10/18/2024	285	285	282	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (Revolver) (*)	L	5.50%	10.23%	10/18/2019	10/18/2024	1,286	1,020	1,009	0.1%
LVF Holdings, Inc. (~)	L	6.25%	8.45%	6/10/2021	6/10/2027	3,456	3,402	3,353	0.5%
LVF Holdings, Inc. (~)	L	6.25%	8.45%	6/10/2021	6/10/2027	3,308	3,308	3,208	0.4%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	8.45%	6/10/2021	6/10/2027	802	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	6/10/2021	6/10/2027	554	366	355	0.1%
LX/JT Intermediate Holdings, Inc. (~)	SF	6.00%	10.42%	3/11/2020	3/11/2025	3,281	3,248	3,237	0.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.42%	3/11/2020	3/11/2025	500	—	—	0.0%
						18,509	16,626	16,428	2.2%
Capital Equipment
Adept AG Holdings, LLC (~~~)	SF	5.50%	10.21%	8/11/2022	8/11/2027	6,484	6,362	6,445	0.9%
Adept AG Holdings, LLC (<) (a)	SF	5.75%	10.46%	8/11/2022	8/11/2027	10,788	10,685	10,724	1.4%
Adept AG Holdings, LLC	SF	5.50%	9.92%	8/11/2022	8/11/2027	1,625	1,625	1,615	0.2%
Adept AG Holdings, LLC (Revolver) (<) (*) (a)	SF	5.75%	10.46%	8/11/2022	8/11/2027	1,079	—	—	0.0%
Adept AG Holdings, LLC (Revolver) (*)	SF	5.50%	10.21%	8/11/2022	8/11/2027	1,300	—	—	0.0%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%	9/9/2022	12/17/2026	8,944	8,692	8,944	1.2%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%	9/30/2022	12/17/2026	5,691	5,556	5,691	0.8%
CGI Automated Manufacturing, LLC (~)	SF	6.50%	11.34%	9/9/2022	12/17/2026	10,890	10,583	10,890	1.4%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.50%	11.06%	2/28/2020	11/28/2025	7,777	7,691	7,789	1.0%
MCP Shaw Acquisitionco, LLC (~~) (~~~)	SF	6.50%	11.06%	12/29/2021	11/28/2025	2,378	2,341	2,381	0.3%
MCP Shaw Acquisitionco, LLC (~~~)	SF	6.50%	11.06%	12/29/2021	11/28/2025	782	782	783	0.1%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.50%	11.06%	2/28/2020	11/28/2025	1,427	—	—	0.0%
						59,165	54,317	55,262	7.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Construction & Building
Premier Roofing L.L.C. (~)	L	8.50%	12.23% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,450	$3,411	$3,392	0.5%
Premier Roofing L.L.C. (Revolver) (*)	L	8.50%	12.23% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,204	965	948	0.1%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	9.94%	4/19/2021	4/17/2026	4,433	4,378	4,438	0.6%
TCFIII Owl Buyer LLC (~~~)	SF	5.50%	9.94%	4/19/2021	4/17/2026	5,412	5,412	5,419	0.7%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.50%	9.94%	12/17/2021	4/17/2026	4,857	4,789	4,863	0.6%
						19,356	18,955	19,060	2.5%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.50%	9.74%	8/3/2021	8/3/2026	12,375	12,186	12,220	1.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	9.74%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	L	6.75%	10.87%	8/4/2021	8/4/2026	5,431	5,347	5,295	0.7%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	10.87%	8/4/2021	8/4/2026	743	—	—	0.0%
						21,513	17,533	17,515	2.3%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%	5/18/2021	5/18/2026	13,825	13,622	13,680	1.8%
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%	12/15/2021	5/18/2026	2,538	2,497	2,511	0.4%
Arizona Natural Resources, LLC (~)	SF	6.50%	10.74%	8/12/2022	5/18/2026	6,884	6,757	6,812	0.9%
Arizona Natural Resources, LLC (Delayed Draw) (*) (**)	SF	6.50%	10.74%	8/12/2022	5/18/2026	2,958	—	—	0.0%
Arizona Natural Resources, LLC (Revolver) (*)	SF	6.50%	10.74%	5/18/2021	5/18/2026	2,222	1,778	1,759	0.2%
The Kyjen Company, LLC (~) (~~)	SF	7.15%	11.15% Cash/ 0.50% PIK	5/14/2021	4/3/2026	2,959	2,936	2,925	0.4%
The Kyjen Company, LLC	SF	7.00%	11.42% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	10.92% Cash/ 0.50% PIK	5/14/2021	4/3/2026	315	268	265	0.0%
Thrasio, LLC (~) (~~)	L	7.00%	11.73%	12/18/2020	12/18/2026	4,890	4,838	4,890	0.7%
						36,592	32,697	32,843	4.4%
Containers, Packaging & Glass
B2B Industrial Products LLC (~)	SF	6.75%	11.41%	12/6/2022	10/7/2026	10,000	9,753	9,750	1.3%
Polychem Acquisition, LLC (~)	L	5.00%	9.38%	4/8/2019	3/17/2025	1,925	1,921	1,925	0.2%
						11,925	11,674	11,675	1.5%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	L	4.75%	8.92%	3/18/2021	3/17/2028	2,248	2,240	2,147	0.3%
Par Petroleum, LLC (~)	L	6.75%	10.58%	1/27/2020	1/12/2026	855	859	844	0.1%
						3,103	3,099	2,991	0.4%
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	L	6.50%	10.62%	10/19/2020	10/20/2025	972	913	972	0.1%
Quest Resource Management Group, LLC (~~~)	L	6.50%	10.62%	10/19/2020	10/20/2025	1,068	1,068	1,067	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	L	6.50%	10.62%	12/7/2021	10/20/2025	3,796	3,738	3,781	0.5%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L	6.50%	10.62%	12/7/2021	10/20/2025	1,772	383	381	0.1%
Trilon Group, LLC (~)	SF	6.25%	10.48%	10/28/2022	5/25/2029	5,500	5,337	5,335	0.7%
Trilon Group, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.90%	10/28/2022	5/25/2029	4,400	405	393	0.1%
Volt Bidco, Inc. (~~)	SF	6.50%	11.08%	8/11/2021	8/11/2027	9,059	8,904	9,048	1.2%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.08% PIK	8/11/2021	8/11/2027	1,614	869	868	0.1%
Volt Bidco, Inc. (Revolver) (*)	SF	6.50%	11.08%	8/11/2021	8/11/2027	956	—	—	0.0%
						29,137	21,617	21,845	2.9%
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	11.83%	10/19/2022	10/19/2028	10,000	9,756	9,750	1.3%
Avalara, Inc. (Revolver) (*)	SF	7.25%	11.83%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Exiger LLC (~~)	SF	8.00%	10.22% Cash/ 2.00% PIK	9/30/2021	9/30/2027	14,119	13,883	14,162	1.9%
Exiger LLC (~~)	SF	8.00%	10.22% Cash/ 2.00% PIK	8/26/2022	9/30/2027	1,971	1,924	1,977	0.3%
Exiger LLC (~~)	SF	8.00%	10.22% Cash/ 2.00% PIK	9/30/2021	9/30/2027	4,223	4,223	4,235	0.5%
Exiger LLC (Delayed Draw) (*) (**)	SF	8.00%	10.22% Cash/ 2.00% PIK	8/26/2022	9/30/2027	7,000	—	—	0.0%
Exiger LLC (Revolver) (*)	SF	8.00%	10.22% Cash/ 2.00% PIK	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.75%	11.15%	8/19/2022	8/18/2028	12,967	12,719	12,838	1.7%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF	6.75%	11.15%	8/19/2022	8/18/2028	3,611	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%	12/24/2020	12/24/2026	2,850	1,350	1,345	0.2%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	9.00%	4/29/2022	4/28/2028	7,600	—	—	0.0%
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	11.50%	2/25/2021	2/25/2026	7,321	8,460	7,321	1.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Oceana Australian Fixed Income Trust (~) (<) (b) (c)	n/a	n/a	10.75%	6/29/2021	6/29/2026	3,084	3,400	3,084	0.4%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.75%	10.17%	12/28/2022	12/28/2028	3,000	2,925	2,925	0.4%
TEAM Public Choices, LLC (~)	SF	5.00%	9.95%	8/23/2022	12/17/2027	4,560	$4,344	$4,378	0.6%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	1,944	1,944	1,944	0.2%
YS WH4 LLC (Revolver) (<) (*)	SF	7.00%	11.44%	7/20/2022	11/20/2025	7,700	2,604	2,604	0.3%
						94,350	67,532	66,563	8.8%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	L	5.75%	10.48%	9/23/2022	12/2/2026	9,991	9,709	9,641	1.3%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw) (*) (**)	L	5.75%	10.48%	9/23/2022	12/2/2026	14,223	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	L	5.75%	10.48%	9/23/2022	12/2/2026	761	—	—	0.0%
						24,975	9,709	9,641	1.3%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	L	14.50%	18.62% PIK	7/15/2020	7/15/2024	1,000	974	974	0.1%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	5.75%	10.19%	4/26/2019	1/30/2026	1,925	1,915	1,612	0.2%
Avison Young (USA) Inc. (~~~) (<) (b)	SF	7.00%	11.44%	9/1/2022	1/30/2026	4,163	3,933	3,726	0.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.43%	5/3/2022	4/30/2025	16,000	15,734	15,980	2.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	12.43%	5/3/2022	4/30/2025	1,635	1,635	1,633	0.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	12.43%	5/3/2022	4/30/2025	8,016	3,492	3,488	0.5%
Florida East Coast Industries, LLC (~) (<)	n/a	n/a	10.50%	8/9/2021	6/28/2024	1,356	1,334	1,362	0.2%
InsideRE, LLC (~~) (~~~)	L	5.75%	10.48%	12/22/2021	12/22/2027	7,427	7,300	7,305	1.0%
InsideRE, LLC (Delayed Draw) (*) (**)	L	5.75%	10.48%	12/22/2021	12/22/2027	2,886	—	—	0.0%
InsideRE, LLC (Revolver) (*)	L	5.75%	10.48%	12/22/2021	12/22/2027	965	64	64	0.0%
NCBP Property, LLC (<)	L	9.50%	13.62%	12/18/2020	6/16/2023	2,500	2,494	2,507	0.3%
						47,873	38,875	38,651	5.1%
Healthcare & Pharmaceuticals
Appriss Health, LLC (~~)	L	7.25%	11.54%	5/6/2021	5/6/2027	6,484	6,380	6,497	0.9%
Appriss Health, LLC (Revolver) (*)	L	7.25%	11.54%	5/6/2021	5/6/2027	433	—	—	0.0%
Ascent Midco, LLC (~~) (~~~)	L	5.75%	10.14%	2/5/2020	2/5/2025	2,220	2,200	2,220	0.3%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.14%	2/5/2020	2/5/2025	403	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	L	6.50%	10.24%	2/12/2021	2/12/2026	2,820	2,776	2,771	0.4%
Caravel Autism Health, LLC (~)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	8,025	7,897	7,409	1.0%
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	6,000	300	277	0.0%
Caravel Autism Health, LLC (Revolver) (*)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	2,016	1,816	1,677	0.2%
Dorado Acquisition, Inc. (~) (~~)	SF	6.50%	10.72%	6/30/2021	6/30/2026	13,825	13,614	13,797	1.8%
Dorado Acquisition, Inc. (~)	SF	6.76%	11.34%	11/27/2022	6/30/2026	11,429	11,143	11,406	1.5%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.72%	6/30/2021	6/30/2026	606	—	—	0.0%
Dorado Acquisition, Inc. (Revolver)	SF	6.50%	10.92%	6/30/2021	6/30/2026	1,670	1,670	1,670	0.2%
Golden State Buyer, Inc. (~) (~~~)	L	4.75%	8.92%	8/25/2022	6/21/2026	9,974	9,600	9,525	1.2%
INH Buyer, Inc. (~)	SF	7.00%	8.08% Cash/ 3.50% PIK	6/30/2021	6/28/2028	4,916	4,876	4,720	0.6%
MPH Acquisition Holdings LLC (~) (<)	L	4.25%	8.98%	9/20/2022	9/1/2028	3,553	3,343	3,052	0.4%
NationsBenefits, LLC (~)	SF	7.00%	11.22%	8/20/2021	8/26/2027	12,128	11,939	12,370	1.6%
NationsBenefits, LLC (~)	SF	7.00%	11.22%	8/26/2022	8/26/2027	14,452	14,452	14,741	2.0%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.22%	8/26/2022	8/26/2027	15,585	2,886	2,943	0.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.42%	8/20/2021	8/26/2027	6,806	2,722	2,722	0.4%
NQ PE Project Colosseum Midco Inc. (~) (~~~)	SF	6.00%	10.59%	10/4/2022	10/4/2028	14,600	14,316	14,308	1.9%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.59%	10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	6.00%	10.59%	10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~)	SF	6.00%	10.33%	12/14/2022	11/16/2028	10,000	9,751	9,750	1.3%
OIS Management Services, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.33%	12/14/2022	11/16/2028	3,846	—	—	0.0%
OIS Management Services, LLC (Revolver) (*)	SF	6.00%	10.33%	12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc. (~~)	L	6.25%	10.98%	9/19/2019	12/15/2027	4,550	4,516	4,555	0.6%
QF Holdings, Inc. (~~)	L	6.25%	11.02%	12/15/2021	12/15/2027	4,368	4,312	4,372	0.6%
QF Holdings, Inc. (~~)	L	6.25%	10.98%	9/19/2019	12/15/2027	910	910	911	0.1%
QF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	10.64%	8/21/2020	12/15/2027	910	692	692	0.1%
QF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	9/19/2019	12/15/2027	1,092	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
SCP Eye Care Holdco, LLC (~)	SF	5.75%	9.46%	10/7/2022	10/5/2029	9,255	8,982	8,977	1.2%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.46%	10/7/2022	10/5/2029	8,053	—	—	0.0%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.75%	10.18%	10/7/2022	10/5/2029	1,442	120	117	0.0%
Seran BioScience, LLC (~) (~~)	SF	6.25%	9.96%	12/31/2020	7/8/2027	1,965	1,940	1,948	0.3%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%	7/8/2022	7/8/2027	2,221	1,065	1,056	0.1%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	9.96%	12/31/2020	7/8/2027	356	$—	$—	0.0%
SIP Care Services, LLC (~) (~~)	L	5.75%	9.99%	12/30/2021	12/30/2026	3,772	3,709	3,583	0.5%
SIP Care Services, LLC (Delayed Draw) (*) (**)	L	5.75%	9.99%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	L	5.75%	10.07%	12/30/2021	12/30/2026	760	152	144	0.0%
Sound Inpatient Physicians, Inc. (~) (d)	L	2.75%	7.14%	10/12/2022	6/28/2025	2,821	2,321	2,309	0.3%
TigerConnect, Inc. (~~)	SF	7.25%	7.86% Cash/ 3.63% PIK	2/16/2022	2/16/2028	10,000	9,823	9,875	1.3%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	7.25%	7.86% Cash/ 3.63% PIK	2/16/2022	2/16/2028	413	93	91	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	7.25%	11.49%	2/16/2022	2/16/2028	1,429	—	—	0.0%
WebPT, Inc. (~~)	L	6.75%	11.48%	8/28/2019	1/18/2028	5,000	4,961	4,980	0.7%
WebPT, Inc. (Revolver) (*)	L	6.75%	11.91%	8/28/2019	1/18/2028	521	201	201	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF	6.75%	11.17%	6/3/2022	6/2/2028	21,000	20,604	20,801	2.8%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.17%	6/3/2022	6/2/2028	6,563	262	260	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.17%	6/3/2022	6/2/2028	2,625	394	390	0.1%
						251,080	186,738	187,117	24.8%
High Tech Industries
Acquia Inc. (~~)	L	7.00%	10.74%	11/1/2019	10/31/2025	15,429	15,224	15,429	2.0%
Acquia Inc. (Revolver) (*)	L	7.00%	12.15%	11/1/2019	10/31/2025	588	346	346	0.0%
Amelia Holding II, LLC (~)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	10,000	9,702	9,700	1.3%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	3,333	—	—	0.0%
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
Arcstor Midco, LLC (~) (~~)	SF	7.60%	8.17% Cash/ 3.75% PIK	3/16/2021	3/16/2027	12,075	11,897	10,992	1.5%
BTRS Holdings Inc (~)	SF	8.00%	12.50%	12/16/2022	12/15/2028	10,000	9,702	9,700	1.3%
BTRS Holdings Inc (Delayed Draw) (*) (**)	SF	8.00%	12.50%	12/16/2022	12/15/2028	845	—	—	0.0%
BTRS Holdings Inc (Revolver) (*)	SF	8.00%	12.50%	12/16/2022	12/15/2028	1,067	—	—	0.0%
Drawbridge Partners, LLC (~~)	SF	7.00%	11.56% PIK	9/1/2022	9/1/2028	15,000	14,714	14,854	2.0%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.56% PIK	9/1/2022	9/1/2028	1,649	514	509	0.1%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.56%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fueled Digital Media, LLC (~~~)	SF	6.11%	10.24%	11/1/2022	11/1/2027	5,753	5,612	5,609	0.7%
Fueled Digital Media, LLC (Delayed Draw) (*) (**)	SF	6.11%	10.24%	11/1/2022	11/1/2027	504	—	—	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	10.24%	11/1/2022	11/1/2027	807	—	—	0.0%
MarkLogic Corporation (~)	SF	6.50%	10.85%	5/10/2022	10/20/2025	4,003	3,935	3,985	0.5%
MarkLogic Corporation (~) (~~)	SF	6.50%	10.85%	10/20/2020	10/20/2025	5,145	5,066	5,121	0.7%
MarkLogic Corporation (~) (~~)	SF	6.50%	10.85%	11/23/2021	10/20/2025	480	473	478	0.1%
MarkLogic Corporation (~)	SF	6.50%	10.85%	11/23/2021	10/20/2025	321	321	320	0.0%
MarkLogic Corporation (Revolver) (*)	SF	6.50%	10.85%	10/20/2020	10/20/2025	404	—	—	0.0%
Matrix Parent, Inc. (~)	SF	5.00%	9.55%	11/2/2022	3/1/2029	2,494	2,272	2,057	0.3%
Medallia, Inc. (~~)	L	6.50%	10.88% PIK	8/15/2022	10/27/2028	11,270	11,059	11,225	1.5%
Mindbody, Inc. (~~)	L	7.00%	11.73%	2/15/2019	2/14/2025	1,867	1,852	1,865	0.2%
Mindbody, Inc. (~~)	L	7.00%	11.73%	9/22/2021	2/14/2025	7,387	7,387	7,375	1.0%
Mindbody, Inc. (Revolver) (*)	L	7.00%	11.73%	2/15/2019	2/14/2025	190	—	—	0.0%
Optomi, LLC (~)	SF	8.25%	12.65%	12/13/2022	12/16/2027	5,668	5,499	5,668	0.8%
Optomi, LLC (~) (~~)	L	5.50%	9.24%	12/16/2021	12/16/2027	13,399	13,168	12,980	1.7%
Optomi, LLC (Revolver) (*)	L	5.50%	9.24%	12/16/2021	12/16/2027	3,189	1,063	1,030	0.1%
Securly, Inc. (~~)	L	7.00%	11.41%	4/20/2022	4/22/2027	3,702	3,636	3,642	0.4%
Securly, Inc. (~~)	L	7.00%	11.73%	4/22/2021	4/22/2027	8,400	8,269	8,264	1.1%
Securly, Inc. (~~)	L	7.00%	11.73%	4/22/2021	4/22/2027	1,938	1,938	1,907	0.3%
Securly, Inc. (Delayed Draw) (*) (**)	L	7.00%	11.69%	4/20/2022	4/22/2027	2,585	1,809	1,780	0.2%
Securly, Inc. (Revolver) (*)	L	7.00%	11.73%	4/22/2021	4/22/2027	969	—	—	0.0%
Transact Holdings Inc. (~)	L	4.25%	8.63%	4/18/2019	4/30/2026	718	711	687	0.1%
Unanet, Inc. (~)	SF	6.25%	10.97%	12/9/2022	12/8/2028	22,000	21,565	21,560	2.9%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.25%	10.97%	12/9/2022	12/8/2028	6,947	—	—	0.0%
Unanet, Inc. (Revolver) (*)	SF	6.25%	10.97%	12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	9.57%	8/17/2022	6/29/2029	21,101	19,752	20,225	2.7%
						206,819	177,486	177,308	23.5%

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Business
ASG II, LLC (~~)	SF	6.25%	10.67%	5/25/2022	5/25/2028	15,000	14,720	15,000	2.0%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%	5/25/2022	5/25/2028	2,250	405	405	0.1%
Onit, Inc. (~~)	SF	7.25%	12.30%	12/20/2021	5/2/2025	16,800	16,566	16,632	2.2%
						34,050	31,691	32,037	4.3%
Telecommunications
VB E1, LLC (~)	L	7.65%	12.38%	11/18/2020	11/18/2026	3,000	$3,000	$3,009	0.4%
						3,000	3,000	3,009	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						162,668	128,313	127,378	16.9%
Junior Secured Loans
Banking
MoneyLion, Inc. (~) (<)	SF	9.25%	14.07%	3/25/2022	3/24/2026	18,750	18,583	18,445	2.5%
MoneyLion, Inc. (~) (<)	P	5.75%	13.25%	8/27/2021	5/1/2023	2,500	2,484	2,497	0.3%
MoneyLion, Inc. (Delayed Draw) (<) (*) (**)	SF	9.25%	14.07%	3/25/2022	3/24/2026	5,357	—	—	0.0%
						26,607	21,067	20,942	2.8%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	3,910	3,857	3,925	0.5%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	9,373	8,404	8,404	1.1%
						13,283	12,261	12,329	1.6%
Services: Consumer
Light Wave Dental Management, LLC	n/a	n/a	n/a (k)	12/6/2022	9/30/2023	2,479	2,479	3,032	0.4%
						2,479	2,479	3,032	0.4%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						42,369	35,807	36,303	4.8%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	— (###)	4/1/2021	—	—	693	600	0.1%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	— (###)	8/2/2021	—	—	159	111	0.0%
							852	711	0.1%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	— (###)	7/29/2021	—	—	750	1,443	0.2%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	— (###)	7/28/2021	7/28/2031	—	453	2,069	0.3%
							1,203	3,512	0.5%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (171,429 Class A interests)	—	—	— (###)	10/18/2019	—	—	171	4	0.0%
Sabrosura Foods, LLC et al (fka Huff Hispanic Food Holdings, LLC) (7,022 Class AA units)	—	—	— (###)	11/22/2022	—	—	10	7	0.0%
							181	11	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 preferred units) (####)	—	—	— (###)	8/11/2022	—	—	650	649	0.1%
MCP Shaw Acquisitionco, LLC (95,125 Class A-2 units) (####)	—	—	— (###)	2/28/2020	—	—	95	163	0.0%
							745	812	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	— (###)	8/3/2021	—	—	169	212	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	— (###)	4/19/2022	—	—	1,566	773	0.1%
							1,735	985	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock) (~)	—	—	— (###)	1/11/2020	—	—	871	606	0.1%
							871	606	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (###)	10/19/2020	3/19/2028	—	67	210	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (###)	10/19/2021	3/19/2028	—	—	147	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	— (###)	3/25/2022	—	—	—	213	0.1%
Volt Bidco, Inc. (878 shares of common stock)	—	—	— (###)	8/11/2021	—	—	891	886	0.1%
							1,598	2,096	0.3%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (<) (####)	—	—	— (###)	12/24/2020	—	—	—	—	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (i)	—	—	— (###)	4/29/2022	—	—	76	76	0.0%
J2 BWA Funding III, LLC (1.2% profit sharing) (<) (####) (i)	—	—	— (###)	4/29/2022	—	—	—	—	0.0%
							76	76	0.0%
FIRE: Real Estate
InsideRE, LLC (159,884 Class A common units) (####)	—	—	— (###)	9/9/2019	—	—	$160	$346	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<) (####)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	3	1,462	0.2%
							163	1,808	0.2%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	703	0.1%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	— (###)	6/30/2021	—	—	578	601	0.1%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	— (###)	6/30/2021	—	—	—	629	0.1%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	— (###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	— (###)	12/20/2022	—	—	—	—	0.0%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,393	2,861	0.3%
NationsBenefits, LLC (326,667 common units) (####)	—	—	— (###)	8/20/2021	—	—	468	201	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	— (###)	10/4/2022	—	—	1,365	1,365	0.2%
Seran BioScience, LLC (26,666 common units) (####)	—	—	— (###)	12/31/2020	—	—	267	429	0.1%
							5,797	6,789	0.9%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (###)	12/21/2022	12/21/2032	—	—	—	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	— (###)	9/1/2022	—	—	652	629	0.1%
MarkLogic Corporation (435,358 Class A units)	—	—	— (###)	10/20/2020	—	—	—	640	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	— (###)	12/16/2021	—	—	278	512	0.1%
Recorded Future, Inc. (40,243 Class A units) (f)	—	—	— (###)	7/3/2019	—	—	40	113	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	— (###)	12/5/2022	—	—	1,622	1,621	0.2%
							2,592	3,515	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	— (###)	12/31/2020	—	—	95	93	0.0%
							95	93	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	580	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	— (###)	10/21/2022	—	—	568	568	0.1%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00% PIK	12/27/2021	—	—	417	391	0.1%
New Engen, Inc. (5,067 Class B common units)	—	—	— (###)	12/27/2021	—	—	5	5	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	— (###)	12/9/2022	—	—	369	369	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	96	86	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	— (###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	— (###)	12/22/2021	—	—	333	256	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	65	294	0.0%
							2,238	2,549	0.3%

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
_____________________________________________________
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
(~) All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company's secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
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
On March 12, 2019, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV LLC (the “SPV”), for purposes of entering into a senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association. See Note 7 for additional information on the SPV Credit Facility.
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
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2023, 2022 and 2021, the Company received return of capital distributions from its equity investments of $122, $506 and $551, respectively.

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

 Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $45,234 and $29,392 as of December 31, 2023 and 2022, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2023, 2022 and 2021 totaled $26,488, $29,143 and $12,179, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2023	2022	2021
Interest income	$207,338	$78,960	$27,327
PIK interest income	7,694	5,920	1,298
Dividend income (1)	569	501	239
Fee income	2,184	2,182	1,107
Prepayment gain (loss)	1,146	1,496	1,166
Accretion of discounts and amortization of premium	5,713	2,616	996
Total investment income	$224,644	$91,675	$32,133
_____________________________________________________
(1)During the years ended December 31, 2023, 2022 and 2021, dividend income includes PIK dividends of $484, $358 and $176, respectively.
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
Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of December 31, 2023 and 2022, there were four and zero borrowers, respectively, with a loan or preferred equity securities on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $12,389 and zero at December 31, 2023 and 2022, respectively.
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
Cash and Cash Equivalents
Cash, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions and management believes that risk of loss with any uninsured balance is remote.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the SPV, SPV II, 2022 Issuer, and the 2023 Issuer. Cash and cash equivalents held within the SPV, SPV II, 2022 Issuer, and 2023 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of December 31, 2023, restricted cash and cash equivalents included $38,388 held within the SPV, $3,057 held within the SPV II, $10,996 held within the 2022 Issuer and $7,728 held within the 2023 Issuer.
Unamortized Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023 and 2022, the Company had unamortized deferred financing costs of $14,612 and $11,914, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2023, 2022 and 2021 was $5,741, $2,263 and $907, respectively.
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
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net expense (benefit) on the consolidated statements of operations of $495, $126 and ($1), respectively, for U.S. federal excise tax. As of December 31, 2023 and 2022, the Company recorded an accrual for U.S. federal excise taxes of $450 and $125, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net tax expense on the consolidated statements of operations of $119, $43 and zero, respectively, for these subsidiaries. As of both December 31, 2023 and 2022, there were no payables for corporate-level income taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2023. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023, except as disclosed in Note 14.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2023.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$2,161,659	85.7%	$1,251,960	85.4%
Unitranche secured loans	185,177	7.3	128,313	8.8
Junior secured loans	94,550	3.8	43,973	3.0
Equity securities	81,678	3.2	41,106	2.8
Total	$2,523,064	100.0%	$1,465,352	100.0%

	December 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$2,171,243	85.9%	$1,250,788	85.1%
Unitranche secured loans	184,853	7.3	127,378	8.7
Junior secured loans	87,986	3.5	44,469	3.0
Equity securities	84,085	3.3	46,361	3.2
Total	$2,528,167	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2023		December 31, 2022
Amortized Cost:
International	$116,117	4.6%	$62,244	4.3%
Midwest	464,411	18.4	312,637	21.3
Northeast	602,303	23.9	245,445	16.7
Northwest	72,401	2.9	66,839	4.6
Southeast	609,720	24.2	353,079	24.1
Southwest	303,643	12.0	183,722	12.5
West	354,469	14.0	241,386	16.5
Total	$2,523,064	100.0%	$1,465,352	100.0%

	December 31, 2023		December 31, 2022
Fair Value:
International	$112,077	4.4%	$59,706	4.1%
Midwest	462,371	18.3	313,240	21.3
Northeast	605,226	23.9	244,305	16.6
Northwest	73,706	2.9	67,226	4.6
Southeast	616,182	24.4	360,465	24.5
Southwest	303,605	12.0	181,981	12.4
West	355,000	14.1	242,073	16.5
Total	$2,528,167	100.0%	$1,468,996	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$24,306	1.0%	$21,418	1.5%
Automotive	55,374	2.2	39,131	2.7
Banking	32,289	1.3	35,534	2.4
Beverage, Food & Tobacco	43,443	1.7	16,807	1.1
Capital Equipment	153,516	6.1	55,062	3.7
Chemicals, Plastics & Rubber	738	0.0	—	—
Construction & Building	97,869	3.9	34,932	2.4
Consumer Goods: Durable	45,961	1.8	42,278	2.9
Consumer Goods: Non-Durable	49,303	2.0	32,697	2.2
Containers, Packaging & Glass	13,857	0.5	11,674	0.8
Energy: Oil & Gas	20,128	0.8	3,970	0.3
Environmental Industries	35,805	1.4	30,612	2.1
FIRE: Finance	185,745	7.4	67,608	4.6
FIRE: Insurance	23,848	0.9	9,709	0.7
FIRE: Real Estate	81,184	3.2	69,695	4.7
Healthcare & Pharmaceuticals	354,627	14.1	209,460	14.3
High Tech Industries	211,563	8.4	180,078	12.3
Hotels, Gaming & Leisure	95	0.0	2,316	0.1
Media: Advertising, Printing & Publishing	145,910	5.8	128,704	8.8
Media: Broadcasting & Subscription	3,160	0.1	2,059	0.1
Media: Diversified & Production	93,581	3.7	46,881	3.2
Services: Business	428,134	17.0	184,567	12.6
Services: Consumer	166,396	6.6	77,065	5.3
Telecommunications	73,705	2.9	36,508	2.5
Transportation: Cargo	107,107	4.2	97,803	6.7
Utilities: Electric	40,045	1.6	—	—
Wholesale	35,375	1.4	28,784	2.0
Total	$2,523,064	100.0%	$1,465,352	100.0%

	December 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$23,871	0.9%	$21,049	1.4%
Automotive	52,433	2.1	38,843	2.7
Banking	31,338	1.2	37,979	2.6
Beverage, Food & Tobacco	43,420	1.7	16,439	1.1
Capital Equipment	153,448	6.1	56,074	3.8
Chemicals, Plastics & Rubber	555	0.0	—	—
Construction & Building	99,032	3.9	34,877	2.4
Consumer Goods: Durable	43,879	1.7	40,357	2.7
Consumer Goods: Non-Durable	47,767	1.9	32,843	2.2
Containers, Packaging & Glass	13,978	0.6	11,675	0.8
Energy: Oil & Gas	19,939	0.8	3,597	0.2
Environmental Industries	36,964	1.5	31,457	2.1
FIRE: Finance	188,094	7.4	66,639	4.5
FIRE: Insurance	23,624	0.9	9,641	0.7
FIRE: Real Estate	82,981	3.3	71,154	4.8
Healthcare & Pharmaceuticals	354,470	14.0	210,831	14.4
High Tech Industries	208,931	8.3	180,823	12.3
Hotels, Gaming & Leisure	95	0.0	2,331	0.2
Media: Advertising, Printing & Publishing	148,571	5.9	129,362	8.8
Media: Broadcasting & Subscription	1,663	0.1	2,019	0.1
Media: Diversified & Production	93,116	3.7	46,348	3.2
Services: Business	434,280	17.2	184,535	12.6
Services: Consumer	167,734	6.6	77,998	5.3
Telecommunications	74,679	3.0	36,415	2.5
Transportation: Cargo	107,424	4.2	97,153	6.6
Utilities: Electric	40,039	1.6	—	—
Wholesale	35,842	1.4	28,557	2.0
Total	$2,528,167	100.0%	$1,468,996	100.0%
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
ASC Topic 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:
•Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 — Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.
•Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.
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
For periods prior to September 30, 2022, the Board determined the fair value of the Company’s investments. On September 30, 2022, pursuant to SEC Rule 2a-5 of the 1940 Act, the Board designated MC Advisors as the Company’s valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Company’s investments, based on input of Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
•the Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Valuation Designee will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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
In addition, for certain debt investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Valuation Designee and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.
As of December 31, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
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

Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$2,171,243	$2,171,243
Unitranche secured loans	—	—	184,853	184,853
Junior secured loans	—	—	87,986	87,986
Equity securities	23	—	84,062	84,085
Total investments	$23	$—	$2,528,144	$2,528,167
Foreign currency forward contracts asset (liability)	$—	$(3,087)	$—	$(3,087)

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$1,250,788	$1,250,788
Unitranche secured loans	—	—	127,378	127,378
Junior secured loans	—	—	44,469	44,469
Equity securities	34	—	46,327	46,361
Total investments	$34	$—	$1,468,962	$1,468,996
Foreign currency forward contracts asset (liability)	$—	$1,296	$—	$1,296
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.50% to 21.34% at December 31, 2023 and 7.14% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at December 31, 2023 range between June 2024 and December 2030.
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2023 and 2022:

	Investments
	Senior Secured Loans	Unitranche Secured Loans	Junior Secured Loans	Equity Securities	Total Investments
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962
Net realized gain (loss) on investments	(1,571)	—	—	1,168	(403)
Net change in unrealized gain (loss) on investments	7,926	612	(4,229)	(2,839)	1,470
Purchases of investments and other adjustments to cost (1)	1,094,575	58,387	44,732	39,681	1,237,375
Proceeds from principal payments and sales of investments (2)	(167,745)	(1,524)	(8,606)	(1,385)	(179,260)
Reclassifications (3)	(12,730)	—	11,620	1,110	—
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144

	Investments
	Senior Secured Loans	Unitranche Secured Loans	Junior Secured Loans	Equity Securities	Total Investments
Balance as of December 31, 2021	$638,120	$30,161	$18,580	$17,790	$704,651
Net realized gain (loss) on investments	(17)	—	—	—	(17)
Net change in unrealized gain (loss) on investments	(7,553)	(1,285)	24	3,689	(5,125)
Purchases of investments and other adjustments to cost (1)	784,315	74,558	25,865	25,355	910,093
Proceeds from principal payments and sales of investments (2)	(138,782)	(1,351)	—	(507)	(140,640)
Reclassifications (3)	(25,295)	25,295	—	—	—
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962
_____________________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2023, attributable to Level 3 investments still held at December 31, 2023, was $1,069. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2022, attributable to Level 3 investments still held at December 31, 2022, was ($4,101). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2023 and 2022.

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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2023 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$1,351,324		Discounted cash flow	EBITDA multiples	11.1x	5.0x	22.2x
				Market yields	11.4%	8.7%	24.0%
Senior secured loans	559,534		Discounted cash flow	Revenue multiples	7.2x	0.7x	19.5x
				Market yields	11.6%	9.0%	16.6%
Senior secured loans	10,310		Enterprise value	EBITDA multiples	7.4x	5.3x	8.3x
Senior secured loans	9,618		Liquidation	Probability weighting of alternative outcomes	95.0%	95.0%	95.0%
Senior secured loans	6,473		Enterprise value	Revenue multiples	0.6x	0.5x	1.6x
Unitranche secured loans	151,703		Discounted cash flow	EBITDA multiples	10.5x	7.3x	14.8x
				Market yields	15.0%	8.6%	24.6%
Unitranche secured loans	33,150		Discounted cash flow	Revenue multiples	9.4x	6.0x	12.8x
				Market yields	12.3%	11.9%	12.7%
Junior secured loans	70,881		Discounted cash flow	EBITDA multiples	13.5x	13.5x	13.5x
				Market yields	12.6%	11.6%	18.4%
Junior secured loans	6,241		Enterprise value	Revenue multiples	1.6x	1.6x	1.6x
Junior secured loans	348		Discounted cash flow	Revenue multiples	0.9x	0.9x	0.9x
				Market yields	16.2%	16.2%	16.2%
Equity securities	52,062		Enterprise value	EBITDA multiples	10.7x	6.3x	20.5x
Equity securities	29,920		Enterprise value	Revenue multiples	3.6x	0.5x	11.8x
Equity securities	1,487		Option pricing model	Volatility	59.6%	35.0%	74.0%
Total Level 3 Assets	$2,283,051	(1)
_____________________________________________________
(1)Excludes investments of $245,093 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$790,762		Discounted cash flow	EBITDA multiples	10.7x	3.8x	18.6x
				Market yields	10.9%	8.7%	22.3%
Senior secured loans	354,158		Discounted cash flow	Revenue multiples	7.3x	1.4x	20.0x
				Market yields	11.5%	10.0%	21.6%
Unitranche secured loans	95,341		Discounted cash flow	EBITDA multiples	9.9x	8.5x	15.5x
				Market yields	12.1%	9.2%	13.8%
Unitranche secured loans	32,037		Discounted cash flow	Revenue multiples	9.3x	5.8x	12.5x
				Market yields	11.8%	11.6%	12.1%
Junior secured loans	44,469		Discounted cash flow	Market yields	13.7%	12.3%	20.4%
Equity securities	31,060		Enterprise value	EBITDA multiples	10.9x	3.8x	17.9x
Equity securities	13,400		Enterprise value	Revenue multiples	5.1x	1.9x	12.3x
Equity securities	1,261		Option pricing model	Volatility	75.1%	49.4%	126.4%
Total Level 3 Assets	$1,362,488	(1)
_____________________________________________________
(1)Excludes investments of $106,474 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.
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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s SPV Credit Facility, Term Loan, 2022 ABS, 2023 ABS, 2028 Notes and Revolving Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2023 and 2022, the Company believes that the carrying value of its SPV Credit Facility and Term Loan approximates fair value. As of December 31, 2023, the Company believes that the carrying value of its 2028 Notes and Revolving Credit Facility approximates fair value. As of December 31, 2023 and 2022, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $299,866 and $300,028, respectively. As of December 31, 2023, the estimated fair value of the Company’s 2023 ABS Class A and Class B notes was $187,345.

Note 5. Transactions with Affiliated Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2023 and 2022 were as follows:

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2023
Non-controlled affiliate company investment:
Nastel Technologies, LLC	$3,500	$—	$—	$—	$—	$9	$—	$(9)	$3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	648	4,226
	7,078	—	—	—	—	9	—	639	7,726

Second Avenue SFR Holdings II LLC (Revolver) (1)	4,755	—	—	(1,462)	—	—	—	30	3,323
	4,755	—	—	(1,462)	—	—	—	30	3,323

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	707	6,557
SFR Holdco, LLC (Delayed draw junior secured loan)	2,316	—	2,071	—	—	—	—	530	4,917
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	471	4,371
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	1,380	—	—	—	—	353	3,278
	13,611	—	3,451	—	—	—	—	2,061	19,123

SheerTrans Solutions, LLC	5,101	—	—	(51)	51	15	—	(15)	5,101
SheerTrans Solutions, LLC (Revolver)	—	—	953	—	6	—	—	—	959
SheerTrans Solutions, LLC (9,191,624 preferred interests)	8,643	—	549	—	—	—	—	—	9,192
	13,744	—	1,502	(51)	57	15	—	(15)	15,252
Total non-controlled affiliate company investments	$39,188	$—	$4,953	$(1,513)	$57	$24	$—	$2,715	$45,424

Portfolio Company	Fair value at December 31, 2021	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2022
Non-controlled affiliate company investments:
Nastel Technologies, LLC	$—	$—	$3,430	$—	$—	$2	$—	$68	$3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	—	—	3,408	—	—	—	—	170	3,578
	—	—	6,838	—	—	2	—	238	7,078

Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	2,681	—	—	—	—	(30)	4,755
	2,104	—	2,681	—	—	—	—	(30)	4,755

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	—	—	2,316	—	—	—	—	—	2,316
SFR Holdco, LLC (13.9% of interests)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	—	—	1,545	—	—	—	—	—	1,545
	9,750	—	3,861	—	—	—	—	—	13,611

SheerTrans Solutions, LLC	—	—	5,024	(25)	—	6	—	96	5,101
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	—	—	8,643	—	—	—	—	—	8,643
	—	—	13,667	(25)	—	6	—	96	13,744
Total non-controlled affiliate company investments	$11,854	$—	$27,047	$(25)	$—	$8	$—	$304	$39,188
_____________________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the year ended December 31,
	2023			2022
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
Nastel Technologies, LLC	$423	$—	$—	$104	$—	$—
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	423	—	—	104	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	558	—	—	311	—	—
	558	—	—	311	—	—

SFR Holdco, LLC (Junior secured loan)	468	—	—	468	—	—
SFR Holdco, LLC (Delayed draw junior secured loan)	319	—	—	84	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	787	—	—	552	—	—

SheerTrans Solutions, LLC	673	—	—	245	—	—
SheerTrans Solutions, LLC (Revolver)	35	—	—	3	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	708	—	—	248	—	—
Total non-controlled affiliate company investments	$2,476	$—	$—	$1,215	$—	$—
____________________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

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
Base management fees for the years ended December 31, 2023, 2022 and 2021 were $23,875, $13,011 and $6,027, respectively. MC Advisors elected to voluntarily waive zero, $1,701 and $1,425 of such base management fees for years ended December 31, 2023, 2022 and 2021, respectively. These base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive additional base management fees in the future.
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
As of and beginning with the Effective Date, prior to an Exchange Listing, the Company shall pay MC Advisors an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);

•100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7143% (reduced from 1.76% pursuant to the fee waiver letter effective April 1, 2022) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. This portion of the Company’s pre-incentive fee net investment income is referred to as the “catch-up” provision; and
•prior to an Exchange Listing, 12.5% of the amount of the Company’s pre-incentive fee net investment income (a reduction from 15.0% of the amount of the Company’s pre-incentive fee net income), if any, that exceeds 1.7143% (reduced from 1.76% pursuant to the fee waiver letter effective April 1, 2022) in any calendar quarter, and following an Exchange Listing, 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.
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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2023	2022	2021
Part one incentive fees (1)	$16,531	$7,080	$2,937
Part two incentive fees (2)	(166)	(736)	1,512
Incentive fees, excluding the impact of incentive fee waivers	16,365	6,344	4,449
Incentive fee waivers (3)	—	(1,468)	(2,440)
Total incentive fees, net of incentive fee waivers	$16,365	$4,876	$2,009
_____________________________________________________
(1)Based on pre-incentive fee net investment income.
(2)Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)Represents part one incentive fees voluntarily waived by MC Advisors.
The Company has entered into the Administration Agreement with MC Management, under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $5,885, $3,688 and $1,698, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,731, $1,132 and $560, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2023 and 2022, $530 and $369, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both December 31, 2023 and 2022, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 204% and 199%, respectively.

The Company’s outstanding debt as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023					2022
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
SPV Credit Facility	$450,000		$179,000	$178,098	(2)	$450,000		$357,400	$354,904	(2)
Term Loan	120,288		120,288	119,240	(3)	100,000		100,000	98,953	(3)
2022 ABS	306,000	(4)	306,000	300,810	(5)	306,000	(4)	306,000	297,629	(5)
2023 ABS	185,850	(6)	185,850	183,840	(7)	—		—	—
Revolving Credit Facility	325,000		256,808	253,579	(8)	—		—	—
2028 Notes	200,000		200,000	197,767	(9)	—		—	—
Total	$1,587,138		$1,247,946	$1,233,334		$856,000		$763,400	$751,486
_____________________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the aggregate principal amount outstanding of the SPV Credit Facility (as defined below), less unamortized debt issuance costs. As of December 31, 2023 and 2022, the total unamortized debt issuance costs were $902 and $2,496, respectively.
(3)Represents the aggregate principal amount outstanding of the Term Loan (as defined below), less unamortized debt issuance costs. As of December 31, 2023 and 2022, the total unamortized debt issuance costs were $1,048 and $1,047, respectively.
(4)As of both December 31, 2023 and 2022, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36,125 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)Represents the aggregate principal amount outstanding of the 2022 ABS (as defined below), less unamortized debt issuance costs. As of December 31, 2023 and 2022, the total unamortized debt issuance costs were $5,190 and $8,371, respectively.
(6)As of December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65,319, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)Represents the aggregate principal amount outstanding of the 2023 ABS (as defined below), less unamortized debt issuance costs. As of December 31, 2023, the total unamortized debt issuance costs were $2,010.
(8)Represents the aggregate principal amount outstanding of the Revolving Credit Facility (as defined below), less unamortized debt issuance costs. As of December 31, 2023, the total unamortized debt issuance costs were $3,229.
(9)Represents the aggregate principal amount outstanding of the 2028 Notes (as defined below), less unamortized debt issuance costs. As of December 31, 2023, the total unamortized debt issuance costs were $2,233.
SPV Credit Facility: The Company has a $450,000 SPV Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2024. The maturity date of the SPV Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2023 and 2022, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $759,141 and $691,225, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

On May 26, 2023, the SPV Credit Facility was amended to, among other things, replace LIBOR with SOFR as the base rate. During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility. As December 31, 2023 and 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.2% and 6.9%, respectively.

Term Loan: On December 20, 2022, the Company entered into the Term Loan with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more increasing or additional lenders. On February 3, 2023, the Company increased the facility amount pursuant to the accordion feature of the Term Loan from $100,000 of aggregate commitments to $155,000 of aggregate commitments and the Company borrowed up to the new aggregate commitments under the Term Loan. As of December 31, 2023 and 2022, the fair value of the Company’s investments held in SPV II as collateral for the Term Loan was $216,104 and $141,418, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of December 31, 2023 and 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.7% and 6.7%, respectively.
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
2022 Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of December 31, 2023 and 2022, the 2022 Class C Notes and 2022 Subordinated Notes were eliminated in consolidation.
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

As of December 31, 2023 and 2022, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $425,146 and $410,179, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
2023 Asset-Backed Securitization: On September 15, 2023, the Company completed a $251,169 asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160,750 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25,100 of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65,319 of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). The Company retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of December 31, 2023, the 2023 Class A Notes were accruing an interest rate of 8.9%.

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

As of December 31, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $248,175, and these investments are identified on the consolidated schedule of investments.

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

The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450,000, subject to the satisfaction of certain conditions. On December 22, 2023, the Company increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295,000 of aggregate commitments to $325,000 of aggregate commitments. As of December 31, 2023, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $240,800 and non-U.S. dollar borrowings denominated in Australian dollars of AUD 23,500 ($16,008 in U.S. dollars). The borrowings denominated in Australian dollars may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and Australian dollars. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Australian dollars are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled ($29) for the year ended December 31, 2023.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.

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

2028 Notes: On November 15, 2023, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of series A unsecured notes (the “Series A Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year and $100,000 in aggregate principal amount of series B unsecured notes (the “Series B Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year (collectively, the “2028 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The 2028 Notes are guaranteed by various subsidiaries of the Company.

Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2023, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the Investment Company Act of 1940, as amended, and as a regulated investment company under the Internal Revenue Code of 1986, as amended, a minimum net worth of $660,865 and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

The 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

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

As of both December 31, 2023 and 2022, the Company had no outstanding Short-Term Borrowings.

Components of Interest Expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e. the rate in effect plus spread) were as follows:

	For the years ended December 31,
	2023	2022	2021
Interest expense – SPV Credit Facility	$21,101	$9,799	$5,129
Interest expense – Term Loan	11,040	224	—
Interest expense – 2022 ABS	12,884	9,448	—
Interest expense – 2023 ABS	5,111	—	—
Interest expense – 2028 Notes	1,675	—	—
Interest expense – Revolving Credit Facility	2,153	—	—
Interest expense – Short-Term Borrowings	2,223	—	—
Amortization of deferred financing costs	5,741	2,263	907
Total interest and other debt financing expenses	$61,928	$21,734	$6,036
Average debt outstanding	828,682	409,913	140,127
Average stated interest rate	6.8%	4.7%	3.6%
 Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2023 and 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2023 and 2022.

	As of December 31, 2023
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	429	1/4/2024	$—	$(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	(254)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(371)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	555	1/17/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	648	2/16/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	599	3/18/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	635	4/17/2024	—	(13)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	609	5/16/2024	—	(13)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	6/19/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	111	6/20/2024	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	579	7/16/2024	—	(13)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	594	8/16/2024	—	(14)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	592	9/17/2024	—	(14)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	572	10/17/2024	—	(14)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	590	11/18/2024	—	(15)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	570	12/17/2024	—	(15)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	568	1/17/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	2/18/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	3/18/2025	—	(15)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	4/16/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	—	(17)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	460	1/19/2026	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	96	1/20/2026	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/16/2026	—	(2,016)	Unrealized loss on foreign currency forward contracts
				$—	$(3,087)

	As of December 31, 2022
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	248	1/5/2023	$—	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	127	1/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	113	2/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	3/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	426	4/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	5/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	121	6/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	428	7/5/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	124	7/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	8/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	120	9/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	431	10/3/2023	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	116	10/19/2023	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	11/17/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	106	12/19/2023	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	429	1/4/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(159)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,329	—	Unrealized gain on foreign currency forward contracts
Total				$1,506	$(210)
For the years ended December 31, 2023, 2022 and 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($4,383), $711 and $742, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $1,755, $664 and $29, respectively.

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
The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2023	2022	2021
Increase (decrease) in capital in excess of par value	$(495)	$(472)	$(388)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	495	472	388
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2023 and 2022, the Company had short-term capital loss carryforwards of zero and $17, respectively. As of December 31, 2023 and 2022, the Company had long-term capital loss carryforwards of $640 and zero, respectively.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$114,558	$45,841	$27,923
Net change in unrealized (gain) loss	2,952	4,618	(9,724)
Other income (loss) for tax but not book	—	71	—
Other income not currently taxable	(731)	(585)	(693)
Expenses not currently deductible	448	(566)	1,270
Other realized gain (loss) differences	(3,979)	730	741
Taxable income before deductions for distributions	$113,248	$50,109	$19,517

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2023	2022	2021
Ordinary income	$105,328	$44,332	$20,889
Long-term capital gains	—	—	441
Return of capital	—	—	388
Total	$105,328	$44,332	$21,718
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net tax expense of approximately $119, $43 and zero, respectively, for these Taxable Subsidiaries.
As of December 31, 2023, the estimated cost basis of investments for U.S. federal income tax purposes was $2,517,949, resulting in estimated net unrealized gain of $10,218, comprised of estimated gross unrealized gains and losses of $10,260 and $42, respectively. As of December 31, 2022, the estimated cost basis of investments for U.S. federal income tax purposes was $1,465,543, resulting in estimated net unrealized gain of $3,453, comprised of estimated gross unrealized gains and losses of $5,108 and $1,655, respectively.
Note 10. Distributions
The Company’s distributions to common stockholders are recorded on the applicable record date. The following tables summarize the distributions declared during the years ended December 31, 2023, 2022 and 2021, respectively:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Year ended December 31, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.08	6,208
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.08	6,208
April 6, 2023	April 17, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	April 17, 2023	June 30, 2023	Supplemental	0.01	838
April 6, 2023	May 15, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	June 15, 2023	June 30, 2023	Regular	0.09	8,287
July 6, 2023	July 17, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	July 17, 2023	September 29, 2023	Supplemental	0.01	923
July 6, 2023	August 15, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	September 15, 2023	September 29, 2023	Regular	0.09	9,899
October 5, 2023	October 16, 2023	December 29, 2023	Regular	0.09	9,937
October 5, 2023	October 16, 2023	December 29, 2023	Supplemental	0.01	1,104
October 5, 2023	November 15, 2023	December 29, 2023	Regular	0.09	9,937
October 5, 2023	December 15, 2023	December 29, 2023	Regular	0.09	11,512
December 19, 2023	December 20, 2023	December 29, 2023	Supplemental	0.02	2,558
Total distributions declared				$1.11	$105,328

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Year ended December 31, 2022:
January 4, 2022	January 4, 2022	March 31, 2022	Regular	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	Regular	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	Regular	0.06	2,435
April 1, 2022	April 18, 2022	June 30, 2022	Regular	0.07	3,222
April 1, 2022	May 16, 2022	June 30, 2022	Regular	0.07	3,223
April 1, 2022	June 17, 2022	June 30, 2022	Regular	0.06	3,730
July 1, 2022	July 15, 2022	September 30, 2022	Regular	0.07	3,759
July 1, 2022	August 15, 2022	September 30, 2022	Regular	0.07	3,759
July 1, 2022	September 16, 2022	September 30, 2022	Regular	0.06	4,321
October 12, 2022	October 17, 2022	December 30, 2022	Regular	0.08	4,794
October 12, 2022	November 14, 2022	December 30, 2022	Regular	0.07	4,787
October 12, 2022	December 16, 2022	December 30, 2022	Regular	0.07	5,424
Total distributions declared				$0.82	$44,332

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Year ended December 31, 2021:
March 4, 2021	March 8, 2021	March 12, 2021	Regular	$0.20	$2,766
May 6, 2021	May 6, 2021	May 13, 2021	Regular	0.20	3,841
May 6, 2021	May 14, 2021	June 30, 2021	Regular	0.13	2,576
May 6, 2021	June 1, 2021	June 30, 2021	Regular	0.07	1,472
July 1, 2021	July 1, 2021	September 30, 2021	Regular	0.07	1,482
July 1, 2021	August 1, 2021	September 30, 2021	Regular	0.07	1,482
July 1, 2021	September 1, 2021	September 30, 2021	Regular	0.06	1,884
October 1, 2021	October 1, 2021	December 30, 2021	Regular	0.07	1,896
October 1, 2021	November 1, 2021	December 30, 2021	Regular	0.07	1,896
October 1, 2021	December 1, 2021	December 30, 2021	Regular	0.06	2,423
Total distributions declared				$1.00	$21,718
_____________________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the years December 31, 2023, 2022 and 2021, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2023:
March 31, 2023	$10.13	664,510	$6,731
June 30, 2023	$10.25	916,989	9,400
September 29, 2023	$10.22	1,044,254	10,672
December 29, 2023	$10.25	1,374,587	14,089
Total proceeds		4,000,340	$40,892

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2022:
March 31, 2022	$10.10	217,369	$2,195
June 30, 2022	$10.16	344,760	3,503
September 30, 2022	$10.10	418,151	4,224
December 30, 2022	$10.10	537,318	5,427
Total proceeds		1,517,598	$15,349

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2021:
March 12, 2021	$9.94	77,598	$771
May 13, 2021	$10.06	103,582	1,042
June 30, 2021	$10.06	109,029	1,097
September 30, 2021	$9.94	130,031	1,293
December 30, 2021	$10.06	176,352	1,774
Total proceeds		596,592	$5,977
Note 11. Stock Issuances and Shares Repurchase Program
Stock Issuances

Effective as of June 15, 2023, the Company amended its charter to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 300,000,000.
The following tables summarize the issuance of shares of the Company’s common stock during the years ended December 31, 2023, 2022 and 2021:

Date	Price Per Share	Shares Issued	Proceeds
For the year ended December 31, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	$10.25	8,321,086	85,291
August 16, 2023	$10.22	17,653,821	180,422
November 16, 2023	$10.25	17,490,825	179,281
Total		52,940,232	$540,971

Date	Price Per Share	Shares Issued	Proceeds
For the year ended December 31, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	$10.16	8,022,706	81,511
August 16, 2022	$10.10	8,681,792	87,686
November 15, 2022	$10.10	8,895,565	89,845
Total		37,773,653	$381,995

Date	Price Per Share	Shares Issued	Proceeds
For the year ended December 31, 2021:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
Total		22,141,054	$219,753
During the years ended December 31, 2023, 2022 and 2021, the Company also issued 4,000,340 shares for an aggregate value of $40,892, 1,517,598 shares for an aggregate value of $15,349 and 596,592 shares for an aggregate value of $5,977, respectively, under the DRIP as disclosed in Note 10.
Share Repurchase Program
During 2022, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. In addition to Board approval, such repurchases are subject to the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the years ended December 31, 2023 and 2022:

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	$10.25	664,987	6,816
September 28, 2023	$10.22	618,326	6,319
December 28, 2023	$10.25	2,050,939	21,022
Total		4,241,002	$43,342

Date	Price Per Share	Shares Repurchased	Total Cost
For the year ended December 31, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	$10.16	333,527	3,389
September 16, 2022	$10.10	139,216	1,406
December 15, 2022	$10.10	208,828	2,110
Total		1,323,211	$13,385
There were no shares repurchased during the year ended December 31, 2021.

Note 12. Commitments and Contingencies
Commitments: As of December 31, 2023 and 2022, the Company had $358,797 and $319,237, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on the SPV Credit Facility and Revolving Credit Facility, make Short-Term Borrowings or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of December 31, 2023.
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

Note 13. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, 2021, 2020 and 2019.

	For the years ended December 31,
	2023	2022	2021	2020	2019
Per share data:
Net asset value at beginning of period (1)	$10.13	$10.10	$9.94	$10.00	$10.00
Net investment income (loss) (2)	1.21	0.90	0.76	0.85	0.57
Net gain (loss) (2)	(0.02)	(0.07)	0.44	(0.10)	0.22
Net increase (decrease) in net assets resulting from operations (2)	1.19	0.83	1.20	0.75	0.79
Stockholder distributions – ordinary income	(1.11)	(0.82)	(0.96)	(0.60)	(0.77)
Stockholder distributions – long-term capital gains	—	—	(0.02)	—	—
Stockholder distributions – return of capital	—	—	(0.02)	—	—
Other (3)	0.03	0.02	(0.04)	(0.21)	(0.02)
Net asset value at end of period	$10.24	$10.13	$10.10	$9.94	$10.00
Total return based on average net asset value (4)	11.47%	8.04%	11.57%	7.86%	9.80%
Ratio/Supplemental data: (7)
Net assets at end of period	$1,302,667	$754,916	$369,448	$137,513	$68,745
Shares outstanding at end of period	127,232,772	74,533,202	36,565,162	13,827,515	6,874,532
Portfolio turnover (5)	9.66%	14.38%	22.52%	18.55%	10.43%
Ratio of total investment income to average net assets (6)	22.50%	16.08%	13.31%	12.86%	12.53%
Ratio of expenses to average net assets with waivers and expense reimbursement (6)	10.89%	7.34%	5.97%	4.02%	5.16%
_____________________________________________________
(1)The beginning net asset value for 2019 represents the initial price on January 15, 2019.
(2)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year and certain per share data based on shares outstanding as of a year end or transaction date.
(4)Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)Ratios for the period January 15, 2019 to December 31, 2019 are not annualized.
(6)Ratios for the period January 15, 2019 to December 31, 2019 are not annualized. Incentive fees included within the ratios are not annualized.
(7)The following is a schedule of supplemental ratios for the years presented.

	2023	2022	2021	2020	2019
Ratio of expenses to average net assets without waivers and expense reimbursement (6)	10.89%	7.90%	7.57%	6.82%	8.68%
Ratio of net investment income (loss) to average net assets without waivers and expense reimbursement (6)	11.61%	8.18%	5.74%	6.04%	3.85%
Ratio of net investment income (loss) to average net assets with waivers and expense reimbursement (6)	11.61%	8.74%	7.34%	8.84%	7.37%

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 12, 2024, the date on which the consolidated financial statements were issued.

Distributions: On January 4, 2024, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 16, 2024	March 29, 2024	$0.09
February 15, 2024	March 29, 2024	0.09
March 14, 2024	March 29, 2024	0.09
Total dividends declared		$0.27

Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Amended and Restated Bylaws (17)

3.4	Articles of Amendment (20)

4.1	Descriptions of Securities*

10.1	Expense Agreement between the Company and MC Management (1)

10.2	Investment Advisory Agreement between the Company and MC Advisors (6)

10.3	Administration Agreement between the Company and MC Management (2)

10.4	Trademark License Agreement between the Company and Monroe Capital, LLC (2)

10.5	Form of Indemnification Agreement (2)

10.6	Dividend Reinvestment Plan (2)

10.7	Custody Agreement between the Company and U.S. Bank National Association, as custodian (3)

10.8	Transfer Agent agreement between the Company and U.S. Bank National Association, as transfer agent (3)

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

10.22	Indenture, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee. (15)

10.23	Collateral Management Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus ABS Funding, LLC, as Issuer, and Monroe Capital BDC Advisors, LLC, as Collateral Manager.(15)

10.24	Loan Sale and Contribution Agreement, dated as of April 7, 2022, by and between Monroe Capital Income Plus Corporation, as Seller, and Monroe Capital Income Plus ABS Funding, LLC, as Buyer.(15)

10.25	Fee Waiver Letter delivered to Monroe Capital Income Plus Corporation by Monroe Capital BDC Advisors, LLC, dated April 18, 2022.(16)

10.26	Fee Waiver Letter delivered to Monroe Capital Income Plus Corporation by Monroe Capital BDC Advisors, LLC, dated July 28, 2022.(18)

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

10.29
Account Control Agreement among MC Income Plus Financing SPV II LLC, as pledger; the company, as collateral manager; U.S. Bank Trust Company, National Association, in its capacity as collateral agent, as secured party; and U.S. Bank National Association, as securities intermediary.(19)

10.30
First Amendment to the Term Credit and Security Agreement among MC Income Plus Financing SPV II LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as document custodian.(22)

10.31	Note Purchase Agreement, dated November 15, 2023 by and among Monroe Capital Income Plus Corporation and the purchasers party thereto. (21)

10.32	Indenture dated as of September 15, 2023 by and between Monroe Capital Income Plus ABS Funding II, LLC as Issuer and U.S. Bank Trust Company, National Association as Trustee. (23)

10.33
Collateral Management Agreement, dated as of September 15, 2023 by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer and Monroe Capital BDC Advisors, LLC as Collateral Manager, (23)

10.34
Loan Sale and Contribution Agreement, dated as of September 15, 2023, by and between Monroe Capital Income Plus Corporation, as Seller and Monroe Capital Income Plus ABS Funding II, LLC, as Buyer. (23)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 9, 2019.

(5)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019.

(6)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 5, 2020.

(7)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 19, 2020.

(8)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on January 15, 2021.

(9)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 27, 2021.

(10)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 29, 2021.

(11)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 22, 2021.

(12)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2021.

(13)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 19, 2021.

(14)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 22, 2021.

(15)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 13, 2022.

(16)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 22, 2022.

(17)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.

(18)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 12, 2022.

(19)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 21, 2022.

(20)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 21, 2023.

(21)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 17, 2023.

(22)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 15, 2023.

(23)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on September 21, 2023.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 12, 2024
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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 12, 2024
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	March 12, 2024
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Russel Miron	Director	March 12, 2024
Russel Miron

/s/ Roger Schoenfeld	Director	March 12, 2024
Roger Schoenfeld

/s/ Thomas J. Allison	Director	March 12, 2024
Thomas J. Allison