Form 10-Q
period 2024-03-31
Monroe Capital Income Plus Corp
filed 2024-05-10
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2024, the registrant had 152,507,156 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1. Consolidated Financial Statements
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$2,735,015	$2,452,853
Non-controlled affiliate company investments	79,202	75,314
Total investments, at fair value (amortized cost of: $2,801,497 and $2,523,064, respectively)	2,814,217	2,528,167
Cash and cash equivalents	13,197	17,586
Restricted cash and cash equivalents	47,813	60,169
Interest and dividend receivable	34,241	28,914
Other assets	1,109	1,405
Total assets	2,910,577	2,636,241

LIABILITIES
Debt	1,248,270	1,247,946
Less: Unamortized deferred financing costs	(12,916)	(14,612)
Debt, less unamortized deferred financing costs	1,235,354	1,233,334
Interest payable	18,825	14,415
Unrealized loss on foreign currency forward contracts	734	3,087
Payable for unsettled trades	50,140	57,455
Management fees payable	8,620	7,440
Incentive fees payable	7,292	5,320
Accounts payable and accrued expenses	13,144	12,523
Directors' fees payable	38	—
Total liabilities	1,334,147	1,333,574
Net assets	$1,576,430	$1,302,667

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 300,000 authorized, 152,507 and 127,233 shares issued and outstanding, respectively	$153	$127
Capital in excess of par value	1,541,161	1,282,378
Accumulated undistributed (overdistributed) earnings	35,116	20,162
Total net assets	$1,576,430	$1,302,667

Net asset value per share	$10.34	$10.24
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest, fee and dividend income	$79,961	$43,157
Payment-in-kind interest income	2,925	2,112
Total investment income from non-controlled/non-affiliate company investments	82,886	45,269
Non-controlled affiliate company investments:
Interest income	1,029	583
Payment in-kind interest income	69	—
Total investment income from non-controlled affiliate company investments	1,098	583
Total investment income	83,984	45,852

Operating expenses:
Interest and other debt financing expenses	27,220	12,089
Base management fees	8,620	4,847
Incentive fees	7,044	4,151
Professional fees	503	310
Administrative service fees	645	370
General and administrative expenses	1,079	505
Directors’ fees	38	23
Total operating expenses	45,149	22,295
Net investment income before income taxes	38,835	23,557
Income taxes, including excise taxes	125	195
Net investment income	38,710	23,362

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	4	944
Foreign currency forward contracts	2	33
Foreign currency and other transactions	(18)	(4)
Net realized gain (loss)	(12)	973

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	8,260	4,004
Non-controlled/affiliate company investments	(643)	602
Foreign currency forward contracts	2,353	113
Foreign currency and other transactions	639	(1)
Net change in unrealized gain (loss)	10,609	4,718

Net gain (loss)	10,597	5,691

Net increase (decrease) in net assets resulting from operations	$49,307	$29,053

Per common share data:
Net investment income per share - basic and diluted	$0.29	$0.31
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.37	$0.38
Weighted average common shares outstanding - basic and diluted	131,745	76,102
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916
Net investment income	—	—	—	23,362	23,362
Net realized gain (loss)	—	—	—	973	973
Net change in unrealized gain (loss)	—	—	—	4,718	4,718
Issuances of common stock	9,475	9	95,968	—	95,977
Repurchases of common stock	(907)	(1)	(9,184)	—	(9,185)
Distributions declared to stockholders	—	—	—	(18,633)	(18,633)
Stock issued in connection with dividend reinvestment plan	664	1	6,730	—	6,731
Balances at March 31, 2023	83,765	$84	$837,918	$20,857	$858,859

Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667
Net investment income	—	—	—	38,710	38,710
Net realized gain (loss)	—	—	—	(12)	(12)
Net change in unrealized gain (loss)	—	—	—	10,609	10,609
Issuances of common stock	25,864	26	264,821	—	264,847
Repurchases of common stock	(1,996)	(2)	(20,440)	—	(20,442)
Distributions declared to stockholders	—	—	—	(34,353)	(34,353)
Stock issued in connection with dividend reinvestment plan	1,406	2	14,402	—	14,404
Balances at March 31, 2024	152,507	$153	$1,541,161	$35,116	$1,576,430
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$49,307	$29,053
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(4)	(944)
Net realized (gain) loss on foreign currency forward contracts	(2)	(33)
Net realized (gain) loss on foreign currency and other transactions	18	4
Net change in unrealized (gain) loss on investments	(7,617)	(4,606)
Net change in unrealized (gain) loss on foreign currency forward contracts	(2,353)	(113)
Net change in unrealized (gain) loss on foreign currency and other transactions	(639)	1
Payment-in-kind interest income	(2,994)	(2,112)
Net accretion of discounts and amortization of premiums	(2,602)	(1,612)
Purchases of investments	(363,194)	(100,417)
Proceeds from principal payments and sale of investments and settlement of forward contracts	90,345	34,810
Amortization of deferred financing costs	1,999	730
Changes in operating assets and liabilities:
Interest and dividend receivable	(5,327)	(5,815)
Other assets	296	9,241
Interest payable	4,410	1,883
Payable for unsettled trades	(7,315)	(134)
Management fees payable	1,180	595
Incentive fees payable	1,972	1,464
Accounts payable and accrued expenses	621	(12)
Directors’ fees payable	38	23
Net cash provided by (used in) operating activities	(241,861)	(37,994)

Cash flows from financing activities:
Borrowings on Term Loan	—	55,000
Repayments of Term Loan	(800)	(3,114)
Borrowings on SPV Credit Facility	166,900	126,600
Repayments of SPV Credit Facility	(140,300)	(230,500)
Borrowings on Revolving Credit Facility	218,700	—
Repayments of Revolving Credit Facility	(243,535)	—
Payments of deferred financing costs	(303)	(519)
Proceeds from issuance of common stock	264,847	95,977
Repurchases of common stock	(20,442)	(9,185)
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $14,404 and $6,731, respectively	(19,949)	(11,902)
Net cash provided by (used in) financing activities	225,118	22,357

Net increase (decrease) in Cash and Restricted cash and cash equivalents	(16,743)	(15,637)
Effect of foreign currency exchange rates	(2)	(5)
Cash and Restricted cash and cash equivalents, beginning of period	77,755	52,204
Cash and Restricted cash and cash equivalents, end of period	$61,010	$36,562

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$20,811	$9,476
Cash paid for income taxes, including excise taxes, during the period	$450	$170

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$13,197	$17,586
Restricted cash and cash equivalents	47,813	60,169
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$61,010	$77,755

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$4,319	$5,716
Restricted cash and cash equivalents	32,243	46,488
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$36,562	$52,204
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	SF	7.00%	6.31% Cash/ 6.00% PIK	11/3/2023	3/25/2027	150	$147	$148	0.0%
Keel Platform, LLC (Delayed Draw) (*) (**)	SF	5.25%	10.55%	1/24/2024	1/19/2031	2,165	—	—	0.0%
Keel Platform, LLC (~)	SF	5.25%	10.55%	1/24/2024	1/19/2031	7,435	7,325	7,323	0.5%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.40%	7/25/2019	7/25/2025	1,910	1,899	1,910	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.40%	12/24/2019	7/25/2025	997	991	997	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.40%	2/17/2021	7/25/2025	1,724	1,724	1,724	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.40%	6/15/2021	7/25/2025	1,011	999	1,011	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~~) (~~~~)	SF	6.10%	11.40%	8/10/2021	7/25/2025	987	980	987	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (~) (~~) (~~~~)	SF	6.10%	11.40%	12/8/2023	12/31/2027	2,197	2,197	2,197	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver) (*)	SF	6.10%	11.43%	7/25/2019	7/25/2025	316	63	63	0.0%
						18,892	16,325	16,360	1.1%
Automotive
Born To Run, LLC	SF	6.26%	11.57% (***)	4/1/2021	4/1/2027	8,820	8,710	4,505	0.3%
Born To Run, LLC	SF	6.26%	11.57% (***)	4/1/2021	4/1/2027	1,201	1,201	614	0.0%
Burgess Point Purchaser Corporation (~)	SF	5.35%	10.68%	6/30/2022	7/25/2029	4,938	4,528	4,733	0.3%
Lifted Trucks Holdings, LLC (~~) (~~~)	SF	5.85%	11.18%	8/2/2021	8/2/2027	9,775	9,656	9,575	0.6%
Lifted Trucks Holdings, LLC (Revolver) (*)	SF	5.90%	11.25%	8/2/2021	8/2/2027	2,381	1,270	1,244	0.1%
Panda Acquisition, LLC (~)	SF	6.35%	11.66%	12/20/2022	10/18/2028	9,688	8,198	8,259	0.5%
Power Stop, LLC (a)	SF	4.75%	10.09%	3/26/2024	1/26/2027	5,000	4,575	4,579	0.3%
Tenneco Inc. (~)	SF	5.10%	10.40%	11/3/2023	11/17/2028	9,997	8,861	9,432	0.6%
Truck-Lite Co., LLC	SF	5.75%	11.06%	2/22/2024	2/13/2031	9,867	9,772	9,768	0.6%
Truck-Lite Co., LLC (Delayed Draw) (*) (**)	SF	5.75%	11.06%	2/22/2024	2/13/2031	1,067	—	—	0.0%
Truck-Lite Co., LLC (Revolver) (*)	SF	5.75%	11.06%	2/22/2024	2/13/2031	1,067	36	35	0.0%
						63,801	56,807	52,744	3.3%
Banking
MV Receivables II, LLC (<)	SF	9.75%	15.08%	7/29/2021	7/29/2026	10,125	9,672	9,346	0.6%
StarCompliance MidCo, LLC (~~~~)	SF	6.35%	11.65%	5/31/2023	1/12/2027	385	377	384	0.0%
StarCompliance MidCo, LLC (~~)	SF	6.35%	11.65%	1/12/2021	1/12/2027	3,000	2,968	2,996	0.2%
StarCompliance MidCo, LLC (~~)	SF	6.35%	11.65%	10/12/2021	1/12/2027	503	497	503	0.0%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.35%	11.65%	1/12/2021	1/12/2027	484	334	333	0.0%
						14,497	13,848	13,562	0.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Beverage, Food & Tobacco
Aspire Bakeries Holdings LLC	SF	4.25%	9.58%	12/15/2023	12/23/2030	13,500	$13,371	$13,562	0.9%
Demakes Borrower, LLC	SF	6.25%	11.57%	12/15/2023	12/12/2029	4,866	4,750	4,856	0.3%
Demakes Borrower, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.57%	12/15/2023	12/12/2029	1,372	—	—	0.0%
LVF Holdings, Inc. (~)	SF	5.90%	11.21%	6/10/2021	6/10/2027	3,413	3,371	3,413	0.2%
LVF Holdings, Inc. (~)	SF	5.90%	11.21%	6/10/2021	6/10/2027	3,266	3,266	3,266	0.2%
LVF Holdings, Inc. (Revolver) (*)	SF	5.90%	11.21%	6/10/2021	6/10/2027	554	—	—	0.0%
Sabrosura Foods, LLC et al (~) (~~)	SF	5.60%	10.93%	10/18/2019	10/18/2024	4,587	4,575	4,543	0.3%
Sabrosura Foods, LLC et al (~)	SF	5.65%	10.96%	10/18/2019	10/18/2024	259	259	257	0.0%
Sabrosura Foods, LLC et al (Revolver)	SF	5.60%	10.93%	10/18/2019	10/18/2024	1,286	1,286	1,273	0.1%
						33,103	30,878	31,170	2.0%
Capital Equipment
Adept AG Holdings, LLC (~~~)	SF	7.15%	10.95% Cash/ 1.50% PIK	8/11/2022	8/11/2027	6,445	6,351	6,009	0.4%
Adept AG Holdings, LLC (~) (<) (b)	SF	7.40%	11.20% Cash/ 1.50% PIK	8/11/2022	8/11/2027	10,736	10,623	10,083	0.6%
Adept AG Holdings, LLC (~~~)	SF	7.15%	10.95% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,615	1,615	1,506	0.1%
Adept AG Holdings, LLC (Revolver) (<) (*) (b)	SF	7.35%	11.18% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,087	1,062	999	0.1%
Adept AG Holdings, LLC (Revolver)	SF	7.10%	10.93% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,309	1,309	1,220	0.1%
BLP Buyer, Inc. (~) (~~~~)	SF	5.75%	11.08%	12/22/2023	12/21/2029	50,000	49,047	50,150	3.2%
BLP Buyer, Inc. (Delayed Draw) (*) (**)	SF	5.75%	11.08%	12/21/2023	12/21/2029	6,000	1,200	1,204	0.1%
BLP Buyer, Inc. (Revolver) (*)	SF	5.75%	11.08%	12/22/2023	12/21/2029	6,849	514	514	0.0%
CGI Automated Manufacturing, LLC (~)	SF	7.26%	12.56%	9/9/2022	12/17/2026	8,663	8,483	8,608	0.5%
CGI Automated Manufacturing, LLC (~)	SF	7.26%	12.56%	9/30/2022	12/17/2026	5,512	5,415	5,478	0.3%
CGI Automated Manufacturing, LLC (~)	SF	7.26%	12.56%	9/9/2022	12/17/2026	10,547	10,328	10,482	0.7%
DS Parent, Inc.	SF	5.50%	10.81%	12/15/2023	1/31/2031	20,000	19,002	19,831	1.3%
Incompass, LLC (~) (~~~~)	SF	7.75%	13.13%	11/27/2023	11/27/2028	23,940	23,375	24,048	1.5%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (~~~)	SF	6.51%	11.84%	6/30/2023	6/30/2028	15,920	15,567	16,059	1.0%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Delayed Draw) (*) (**)	SF	6.51%	11.84%	6/30/2023	6/30/2028	6,004	—	—	0.0%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Revolver) (*)	SF	6.51%	11.84%	6/30/2023	6/30/2028	3,002	—	—	0.0%
						177,629	153,891	156,191	9.9%
Chemicals, Plastics & Rubber
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.) (<) (c)	SF	6.00%	11.34%	4/4/2023	2/1/2027	325	324	323	0.0%
						325	324	323	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Construction & Building
MEI Buyer LLC (~~~)	SF	6.50%	11.83%	6/30/2023	6/29/2029	25,480	$24,785	$25,735	1.6%
MEI Buyer LLC	SF	5.25%	10.58%	1/9/2024	6/30/2029	14,269	14,136	14,268	0.9%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.83%	6/30/2023	6/29/2029	4,054	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.83%	6/30/2023	6/29/2029	5,253	—	—	0.0%
Premier Roofing L.L.C. (~)	SF	6.15%	11.49%	8/31/2020	8/29/2025	3,062	3,043	3,059	0.2%
Premier Roofing L.L.C. (Revolver) (*)	SF	6.15%	11.49%	8/31/2020	8/29/2025	1,213	398	398	0.0%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.61%	10.94%	4/19/2021	4/17/2026	4,376	4,341	4,376	0.3%
TCFIII Owl Buyer LLC (~~~)	SF	5.61%	10.94%	4/19/2021	4/17/2026	5,344	5,344	5,344	0.3%
TCFIII Owl Buyer LLC (~~) (~~~)	SF	5.61%	10.94%	12/17/2021	4/17/2026	4,796	4,752	4,796	0.3%
						67,847	56,799	57,976	3.6%
Consumer Goods: Durable
Independence Buyer, Inc. (~~) (~~~)	SF	5.90%	11.21%	8/3/2021	8/3/2026	11,135	11,021	10,940	0.7%
Independence Buyer, Inc. (Revolver) (*)	SF	5.90%	11.21%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC (~~) (~~~)	SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	4,412	4,365	4,379	0.3%
Recycled Plastics Industries, LLC (Revolver) (*)	SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	446	—	—	0.0%
Snap One Holdings Corp. (~) (<)	SF	4.65%	9.95%	4/3/2023	12/8/2028	6,013	5,687	6,017	0.4%
						24,970	21,073	21,336	1.4%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~) (~~~) (~~~~)	SF	6.36%	11.69%	5/18/2021	5/18/2026	13,650	13,515	13,602	0.9%
Arizona Natural Resources, LLC (~~~~)	SF	6.36%	11.69%	12/15/2021	5/18/2026	2,506	2,478	2,497	0.2%
Arizona Natural Resources, LLC (~)	SF	6.36%	11.69%	8/12/2022	5/18/2026	6,798	6,713	6,774	0.4%
Arizona Natural Resources, LLC (~~)	SF	6.36%	11.69%	8/12/2022	5/18/2026	2,936	2,936	2,925	0.2%
Arizona Natural Resources, LLC (Revolver) (*)	SF	6.36%	11.69%	5/18/2021	5/18/2026	2,222	1,778	1,772	0.1%
Excelligence Learning Corporation (~)	SF	5.75%	11.05%	3/15/2024	1/18/2030	12,200	11,958	11,956	0.8%
Excelligence Learning Corporation (Revolver) (*)	P	4.75%	13.25%	3/15/2024	1/18/2030	3,425	1,039	1,018	0.1%
Hanesbrands Inc. (<)	SF	3.75%	9.08%	12/19/2023	3/8/2030	4,975	4,971	4,980	0.3%
PetIQ, LLC (~) (<)	SF	4.25%	10.17%	5/10/2023	4/13/2028	9,457	9,073	9,410	0.6%
The Kyjen Company, LLC (~) (~~)	SF	7.75%	12.06% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,963	2,947	2,946	0.2%
The Kyjen Company, LLC	SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	12.06% Cash/ 1.00% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC	SF	8.11%	13.44% (***)	3/5/2024	7/1/2024	270	265	270	0.0%
						61,720	57,676	58,153	3.8%
Containers, Packaging & Glass
B2B Industrial Products LLC (~) (~~~)	SF	6.90%	12.24%	12/6/2022	10/7/2026	9,875	9,702	9,722	0.6%
B2B Industrial Products LLC (~)	SF	6.90%	12.24%	4/4/2023	10/7/2026	2,285	2,241	2,250	0.2%
Polychem Acquisition, LLC (~)	SF	5.11%	10.44%	4/8/2019	3/17/2025	1,900	1,899	1,891	0.1%
						14,060	13,842	13,863	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	SF	4.86%	10.19%	3/18/2021	3/17/2028	2,220	$2,213	$2,192	0.1%
Long Ridge Energy & Power LLC	SF	10.60%	15.93%	11/17/2023	11/17/2026	17,500	17,193	17,588	1.1%
						19,720	19,406	19,780	1.2%
Environmental Industries
PNE Interco LLC (~) (~~)	SF	5.75%	11.05%	2/12/2024	2/12/2030	14,000	13,729	13,720	0.9%
PNE Interco LLC (Delayed Draw) (*) (**)	SF	5.75%	11.05%	2/12/2024	2/12/2030	5,303	—	—	0.0%
PNE Interco LLC (Revolver) (*)	SF	5.75%	11.05%	2/12/2024	2/12/2030	5,899	787	787	0.0%
Quest Resource Management Group, LLC (~~) (~~~)	SF	7.11%	12.44%	10/19/2020	10/19/2026	849	808	854	0.1%
Quest Resource Management Group, LLC (~~~)	SF	7.11%	12.44%	10/19/2020	10/19/2026	933	933	938	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	SF	7.11%	12.44%	12/7/2021	10/19/2026	3,316	3,285	3,316	0.2%
Quest Resource Management Group, LLC (~~)	SF	7.11%	12.44%	12/7/2021	10/19/2026	334	334	334	0.0%
Trilon Group, LLC (~~~)	SF	6.40%	11.71%	10/28/2022	5/25/2029	5,445	5,319	5,426	0.3%
Trilon Group, LLC (~~) (~~~~)	SF	6.40%	11.71%	10/28/2022	5/25/2029	4,356	4,356	4,341	0.3%
Trilon Group, LLC	SF	6.40%	11.73%	9/12/2023	5/25/2029	1,085	1,055	1,081	0.1%
Trilon Group, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.71%	9/12/2023	5/25/2029	1,253	885	881	0.1%
Trilon Group, LLC (Revolver) (*)	SF	6.40%	11.71%	9/12/2023	5/25/2029	413	31	31	0.0%
Volt Bidco, Inc. (~~)	SF	6.50%	11.81%	8/11/2021	8/11/2027	9,136	9,017	9,136	0.6%
Volt Bidco, Inc.	SF	6.50%	11.81%	8/11/2021	8/11/2027	1,717	1,717	1,717	0.1%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.81%	12/28/2023	8/11/2027	1,086	640	640	0.0%
Volt Bidco, Inc. (Revolver) (*)	SF	6.50%	11.81%	8/11/2021	8/11/2027	956	—	—	0.0%
						56,081	42,896	43,202	2.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	12.56%	10/19/2022	10/19/2028	10,000	$9,795	$10,094	0.6%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.56%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Bench Walk Lead, LLC (<)	SF	9.50%	14.80%	6/9/2023	6/14/2027	29,600	29,407	29,600	1.9%
Bench Walk Lead, LLC (Delayed Draw) (<) (*) (**)	SF	9.50%	14.80%	6/9/2023	6/14/2027	1,954	974	974	0.1%
BW 51f, L.P. (<)	SF	8.00%	13.35%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.6%
Cpex Purchaser, LLC (fka Exiger LLC) (~~)	SF	6.00%	11.33%	8/26/2022	2/28/2030	36,000	35,287	35,280	2.2%
Cpex Purchaser, LLC (fka Exiger LLC) (Delayed Draw) (*) (**)	SF	6.00%	11.33%	9/30/2021	2/28/2030	4,061	—	—	0.0%
Cpex Purchaser, LLC (fka Exiger LLC) (Revolver) (*)	SF	6.00%	11.33%	9/30/2021	2/28/2030	10,452	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.25%	11.71%	8/19/2022	8/18/2028	12,935	12,730	13,048	0.8%
GC Champion Acquisition LLC (~)	SF	6.25%	11.71%	8/19/2022	8/18/2028	3,593	3,593	3,625	0.2%
GC Champion Acquisition LLC (~)	SF	6.50%	11.96%	8/1/2023	8/18/2028	10,779	10,483	10,954	0.7%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,463	1,437	1,437	0.1%
J2 BWA Funding LLC (Revolver) (<) (*)	n/a	n/a	10.00%	12/14/2020	12/24/2026	2,850	1,682	1,682	0.1%
Oceana Australian Fixed Income Trust (~) (<) (c) (d)	SF	8.25%	13.58%	6/8/2023	4/1/2026	30,847	31,770	31,001	2.0%
Oceana Australian Fixed Income Trust (<) (c) (d)	SF	8.25%	13.58%	12/27/2023	4/1/2026	14,332	15,048	14,404	0.9%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.85%	11.18%	12/28/2022	12/28/2028	2,963	2,901	2,992	0.2%
Slater Slater Schulman LLP (Delayed Draw) (*) (**)	SF	7.50%	12.82%	12/6/2023	12/4/2026	22,000	18,857	18,857	1.2%
TEAM Public Choices, LLC (~)	SF	5.00%	10.49%	8/23/2022	12/17/2027	4,503	4,332	4,509	0.3%
TEAM Public Choices, LLC	SF	5.00%	10.58%	1/25/2024	12/17/2027	1,496	1,489	1,498	0.1%
Transnetwork LLC	SF	5.50%	10.81%	11/20/2023	12/29/2030	11,970	11,750	12,045	0.8%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	2,199	2,199	2,248	0.1%
W3 Monroe RE Debt LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	166	137	140	0.0%
						230,163	202,871	203,388	12.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Insurance
Epic Garage Partners, LLC (~~) (~~~~)	SF	6.11%	11.44%	2/2/2024	2/2/2029	7,500	$7,320	$7,313	0.5%
Epic Garage Partners, LLC (Delayed Draw) (*) (**)	SF	6.11%	11.44%	2/2/2024	2/2/2029	4,327	—	—	0.0%
Epic Garage Partners, LLC (Revolver) (*)	SF	6.11%	11.44%	2/2/2024	2/2/2029	1,442	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	SF	6.15%	11.45%	9/23/2022	12/2/2026	9,866	9,663	9,733	0.6%
Simplicity Financial Marketing Group Holdings Inc.	SF	6.15%	11.45%	9/23/2022	12/2/2026	14,082	14,082	13,892	0.9%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw) (*) (**)	SF	6.00%	11.30%	2/9/2024	12/2/2026	9,053	903	891	0.1%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	SF	6.10%	11.40%	2/9/2024	12/2/2026	439	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	SF	6.15%	11.45%	9/23/2022	12/2/2026	761	—	—	0.0%
						47,470	31,968	31,829	2.1%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (~) (<)	SF	14.32%	19.64% PIK	7/15/2020	7/15/2024	1,000	1,000	1,000	0.1%
Avison Young (USA) Inc. (<) (a) (c)	SF	6.50%	11.84% (***)	3/14/2024	3/12/2028	768	745	760	0.0%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.57%	5/3/2022	4/30/2025	13,500	13,386	13,601	0.9%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.57%	5/3/2022	4/30/2025	1,380	1,380	1,390	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (<) (*) (**)	SF	8.25%	13.57%	10/6/2023	4/30/2027	4,058	2,300	2,320	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	13.58%	5/3/2022	4/30/2025	6,763	3,181	3,181	0.2%
InsideRE, LLC (~~) (~~~)	SF	5.65%	10.95%	12/22/2021	12/22/2027	7,334	7,234	7,334	0.5%
InsideRE, LLC (~~~~)	SF	5.65%	10.95%	12/22/2021	12/22/2027	2,850	2,850	2,850	0.2%
InsideRE, LLC (Revolver) (*)	SF	5.65%	10.95%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen LLC	SF	8.50%	5.75% Cash/ 8.05% PIK	1/5/2023	1/5/2028	8,371	8,094	8,182	0.5%
						46,989	40,170	40,618	2.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc. (~) (~~~~)	SF	6.25%	11.55%	6/7/2023	6/7/2029	9,925	$9,701	$9,985	0.6%
Animal Dermatology Group, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.55%	6/7/2023	6/7/2029	3,746	2,908	2,925	0.2%
Animal Dermatology Group, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.55%	1/11/2024	12/27/2025	8,737	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver) (*)	SF	6.25%	11.55%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC (~~)	SF	7.10%	12.43%	5/6/2021	5/6/2027	6,419	6,341	6,419	0.4%
Appriss Health, LLC (Revolver) (*)	P	6.00%	14.50%	5/6/2021	5/6/2027	433	43	43	0.0%
Bluesight, Inc. (~~) (~~~) (~~~~)	SF	7.25%	12.55%	7/17/2023	7/17/2029	30,000	29,173	29,970	1.9%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.55%	7/17/2023	7/17/2029	2,609	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	SF	6.65%	11.98%	2/12/2021	2/12/2026	2,784	2,749	2,784	0.2%
Caravel Autism Health, LLC (~)	SF	5.76%	11.09%	6/30/2021	6/30/2027	7,999	7,901	7,999	0.5%
Caravel Autism Health, LLC (~)	SF	5.76%	11.09%	6/30/2021	6/30/2027	2,222	2,222	2,222	0.2%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.09%	6/30/2021	6/30/2027	2,030	390	390	0.0%
Dorado Acquisition, Inc. (~) (~~) (~~~~)	SF	6.85%	12.18%	6/30/2021	6/30/2026	13,650	13,506	13,316	0.9%
Dorado Acquisition, Inc. (~) (~~~)	SF	6.90%	12.23%	11/27/2022	6/30/2026	11,314	11,121	11,037	0.7%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.85%	12.18%	6/30/2021	6/30/2026	1,670	—	—	0.0%
Forest Buyer, LLC (~) (~~)	SF	5.75%	11.07%	3/15/2024	3/15/2030	14,500	14,139	14,138	0.9%
Forest Buyer, LLC (Delayed Draw) (*) (**)	SF	5.75%	11.07%	3/15/2024	3/15/2030	4,531	—	—	0.0%
Forest Buyer, LLC (Revolver) (*)	SF	5.75%	11.07%	3/15/2024	3/15/2030	2,719	—	—	0.0%
Golden State Buyer, Inc. (~) (~~~)	SF	4.85%	10.18%	8/25/2022	6/19/2026	9,842	9,591	9,743	0.6%
HAH Group Holding Company LLC (~)	SF	5.00%	10.44%	5/19/2023	10/29/2027	5,096	5,023	5,083	0.3%
HAH Group Holding Company LLC (~)	SF	5.00%	10.44%	5/19/2023	10/29/2027	3,927	3,893	3,917	0.2%
HAH Group Holding Company LLC (~)	SF	5.00%	10.44%	5/19/2023	10/29/2027	645	643	643	0.0%
INH Buyer, Inc. (~)	SF	7.00%	8.91% Cash/ 3.50% PIK	6/30/2021	6/28/2028	5,042	5,011	3,848	0.2%
KL Moon Acquisition, LLC (~)	SF	7.00%	12.29%	2/6/2024	2/1/2029	4,255	4,132	4,255	0.3%
KL Moon Acquisition, LLC (~)	SF	7.00%	12.31%	2/1/2023	2/1/2029	9,925	9,675	9,925	0.6%
KL Moon Acquisition, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.31%	2/1/2023	2/1/2029	3,404	1,979	1,979	0.1%
KL Moon Acquisition, LLC (Revolver) (*)	SF	7.00%	12.33%	2/1/2023	2/1/2029	1,626	921	921	0.1%
LSCS Holdings, Inc. (~)	SF	4.61%	9.94%	5/24/2023	12/15/2028	2,970	2,891	2,932	0.2%
NationsBenefits, LLC (~)	SF	7.10%	12.43%	8/20/2021	8/26/2027	11,974	11,844	12,094	0.8%
NationsBenefits, LLC (~)	SF	7.10%	12.43%	8/26/2022	8/26/2027	14,271	14,271	14,414	0.9%
NationsBenefits, LLC	SF	7.10%	12.43%	8/26/2022	8/26/2027	15,472	15,472	15,627	1.0%
NationsBenefits, LLC (Revolver) (*)	SF	7.10%	12.43%	8/20/2021	8/26/2027	6,805	4,764	4,764	0.3%
NQ PE Project Colosseum Midco Inc. (~) (~~~) (~~~~)	SF	5.65%	10.95%	10/4/2022	10/4/2028	14,418	14,185	14,562	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	10.95%	10/4/2022	10/4/2028	3,244	$—	$—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	10.95%	10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~) (~~~~)	SF	5.85%	11.16%	12/14/2022	11/16/2028	9,900	9,696	9,999	0.6%
OIS Management Services, LLC	SF	5.85%	11.16%	12/14/2022	11/16/2028	3,820	3,820	3,858	0.2%
OIS Management Services, LLC (Revolver) (*)	SF	5.85%	11.16%	12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc.	SF	5.85%	11.19%	12/15/2023	12/15/2027	910	897	910	0.1%
QF Holdings, Inc. (~~)	SF	5.85%	11.16%	9/19/2019	12/15/2027	4,550	4,541	4,550	0.3%
QF Holdings, Inc. (~~)	SF	5.85%	11.16%	12/15/2021	12/15/2027	4,368	4,323	4,368	0.3%
QF Holdings, Inc. (~~)	SF	5.85%	11.16%	9/19/2019	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (~~)	SF	5.85%	11.16%	8/21/2020	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (Revolver) (*)	SF	5.85%	11.16%	9/19/2019	12/15/2027	1,092	546	546	0.0%
SCP Eye Care Holdco, LLC (~) (~~~~)	SF	5.85%	11.18%	10/7/2022	10/5/2029	9,139	8,907	8,774	0.6%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.18%	10/7/2022	10/5/2029	8,014	5,106	4,901	0.3%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.85%	11.18%	10/7/2022	10/5/2029	1,442	986	915	0.1%
SDG Mgmt Company, LLC (~)	SF	6.10%	11.41%	12/29/2023	6/30/2028	21,396	20,992	21,450	1.4%
SDG Mgmt Company, LLC (Delayed Draw) (*) (**)	SF	6.10%	11.41%	12/29/2023	6/30/2028	8,569	—	—	0.0%
Seran BioScience, LLC (~~) (~~~)	SF	6.25%	11.58%	12/31/2020	7/8/2027	1,940	1,925	1,940	0.1%
Seran BioScience, LLC	SF	6.25%	11.49%	8/21/2023	7/8/2027	1,156	1,156	1,156	0.1%
Seran BioScience, LLC	SF	6.25%	11.54%	7/8/2022	7/8/2027	2,201	2,201	2,201	0.1%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.58%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC (~)	SF	5.85%	11.18%	7/21/2023	12/30/2026	151	151	142	0.0%
SIP Care Services, LLC (~) (~~)	SF	5.85%	11.18%	12/30/2021	12/30/2026	3,724	3,679	3,487	0.2%
SIP Care Services, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.17%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver)	SF	5.85%	11.17%	12/30/2021	12/30/2026	760	760	712	0.0%
Sound Inpatient Physicians, Inc. (~)	SF	3.26%	8.59% (***)	10/12/2022	6/27/2025	2,777	2,259	1,576	0.1%
TigerConnect, Inc. (~~)	SF	6.90%	12.21%	2/16/2022	2/16/2028	10,000	9,858	9,838	0.6%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.90%	12.21%	2/16/2022	2/16/2028	750	544	535	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.90%	12.21%	2/16/2022	2/16/2028	1,429	—	—	0.0%
Vero Biotech Inc.	P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	29,717	30,000	1.9%
WebPT, Inc. (~~)	SF	6.85%	12.19%	8/28/2019	1/18/2028	5,000	4,989	5,000	0.3%
WebPT, Inc. (Revolver) (*)	SF	6.85%	12.17%	8/28/2019	1/18/2028	521	273	273	0.0%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.46% Cash/ 4.75% PIK	6/3/2022	6/2/2028	21,510	21,178	20,596	1.3%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.46% Cash/ 4.75% PIK	6/3/2022	6/2/2028	269	269	257	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	9.46% Cash/ 4.75% PIK	6/3/2022	6/2/2028	2,689	2,689	2,574	0.2%
						406,976	347,771	348,313	22.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
High Tech Industries
Acquia Inc. (~~)	SF	7.25%	12.74%	11/1/2019	10/31/2025	15,429	$15,309	$15,429	1.0%
Acquia Inc.	SF	7.15%	12.48%	11/11/2023	10/31/2025	3,092	3,092	3,092	0.2%
Acquia Inc. (Revolver) (*)	SF	7.25%	12.48%	11/1/2019	10/31/2025	588	195	195	0.0%
Amelia Holding II, LLC (~~~~)	SF	10.26%	14.56% Cash/ 1.00% PIK	12/21/2022	12/21/2027	10,130	9,888	10,180	0.6%
Amelia Holding II, LLC	SF	10.26%	14.56% Cash/ 1.00% PIK	12/21/2022	12/21/2027	3,345	3,345	3,362	0.2%
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	14.56% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
Aptean, Inc.	SF	5.25%	10.57%	1/30/2024	1/30/2031	7,853	7,778	7,774	0.5%
Aptean, Inc. (Delayed Draw) (*) (**)	SF	5.40%	10.72%	1/30/2024	1/30/2031	1,419	69	69	0.0%
Aptean, Inc. (Revolver) (*)	SF	5.40%	10.72%	1/30/2024	1/30/2031	728	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw) (*) (**)	SF	8.11%	13.44% PIK (***)	1/2/2024	1/2/2027	1,471	396	882	0.1%
BTRS Holdings Inc. (~~~~)	SF	8.00%	13.33%	12/16/2022	12/15/2028	10,000	9,747	10,000	0.6%
BTRS Holdings Inc. (Delayed Draw) (*) (**)	SF	8.00%	13.33%	12/16/2022	12/15/2028	845	519	519	0.0%
BTRS Holdings Inc. (Revolver) (*)	SF	7.25%	12.58%	12/16/2022	12/15/2028	1,067	533	533	0.0%
Drawbridge Partners, LLC (~~)	SF	6.75%	12.05%	9/1/2022	9/1/2028	15,000	14,763	15,147	1.0%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.05%	9/1/2022	9/1/2028	4,370	2,480	2,504	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	6.75%	12.05%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fortra, LLC (a)	SF	4.10%	9.43%	12/11/2023	11/30/2026	14,964	14,410	14,513	0.9%
Fueled Digital Media, LLC (~~~)	SF	6.11%	11.44%	11/1/2022	11/1/2027	5,695	5,586	5,653	0.4%
Fueled Digital Media, LLC (~)	SF	6.11%	11.44%	11/1/2022	11/1/2027	502	502	498	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	11.44%	11/1/2022	11/1/2027	807	625	620	0.0%
Idera, Inc.	SF	3.90%	9.21%	12/12/2023	3/2/2028	4,102	4,092	4,093	0.3%
Matrix Parent, Inc. (~) (~~~)	SF	5.00%	10.30%	11/2/2022	3/1/2029	2,512	2,326	1,714	0.1%
Medallia, Inc. (~~)	SF	6.60%	7.91% Cash/ 4.00% PIK	8/15/2022	10/27/2028	11,887	11,717	11,905	0.8%
Mindbody, Inc. (~~)	SF	7.15%	12.46%	2/15/2019	9/30/2025	1,867	1,861	1,867	0.1%
Mindbody, Inc. (~~)	SF	7.15%	12.46%	9/22/2021	9/30/2025	2,270	2,270	2,270	0.1%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.46%	2/15/2019	9/30/2025	190	—	—	0.0%
Oranje Holdco, Inc. (~) (~~~~)	SF	7.50%	12.81%	2/1/2023	2/1/2029	14,000	13,703	14,193	0.9%
Oranje Holdco, Inc. (Revolver) (*)	SF	7.50%	12.81%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC (~) (~~~~)	SF	8.40%	13.73%	12/13/2022	12/16/2027	5,584	5,454	5,584	0.4%
Optomi, LLC (~~) (~~~~)	SF	5.65%	10.98%	12/16/2021	12/16/2027	13,166	12,990	13,083	0.8%
Optomi, LLC (Revolver) (*)	SF	5.65%	10.98%	12/16/2021	12/16/2027	3,189	—	—	0.0%
Securly, Inc. (~~)	SF	7.10%	12.41%	4/20/2022	4/22/2027	3,702	3,651	3,693	0.2%
Securly, Inc. (~~)	SF	7.10%	12.40%	4/22/2021	4/22/2027	8,400	8,300	8,379	0.5%
Securly, Inc. (~~)	SF	7.10%	12.44%	4/22/2021	4/22/2027	1,938	1,938	1,934	0.1%
Securly, Inc. (Delayed Draw) (*) (**)	SF	7.10%	12.44%	4/20/2022	4/22/2027	2,585	2,488	2,481	0.2%
Securly, Inc. (Revolver) (*)	SF	7.10%	12.44%	4/22/2021	4/22/2027	1,615	969	967	0.1%
Sparq Holdings, Inc. (~~)	SF	6.25%	11.43%	6/16/2023	6/15/2029	1,985	1,931	2,005	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.56%	6/16/2023	6/15/2029	444	$111	$112	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.56%	6/16/2023	6/15/2029	409	—	—	0.0%
Transact Holdings Inc. (~)	SF	4.25%	9.58%	4/18/2019	4/30/2026	708	704	713	0.1%
Unanet, Inc. (~~) (~~~~)	SF	6.00%	11.16%	12/9/2022	12/8/2028	22,000	21,634	22,193	1.4%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.00%	11.45%	12/9/2022	12/8/2028	6,947	2,837	2,862	0.2%
Unanet, Inc. (Revolver) (*)	SF	6.00%	11.16%	12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	10.58%	8/17/2022	6/29/2029	20,837	19,693	20,550	1.3%
						234,984	207,906	211,568	13.4%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~~) (~~~) (~~~~)	SF	5.60%	10.93%	11/24/2021	11/24/2026	16,067	15,880	16,067	1.0%
95 Percent Buyer, LLC (Revolver) (*)	SF	5.60%	10.92%	11/24/2021	11/24/2026	808	323	323	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	5.85%	11.18%	10/21/2022	10/20/2028	4,950	4,849	4,993	0.3%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	5.85%	11.18%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	5.85%	11.18%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~) (~~) (~~~~)	SF	5.60%	10.90%	10/11/2022	7/1/2027	38,747	38,210	38,989	2.5%
Destination Media, Inc. (~~~)	SF	7.25%	12.43%	6/21/2023	6/21/2028	6,451	6,248	6,580	0.4%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.15%	12.45%	6/21/2023	6/21/2028	3,250	395	403	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.15%	12.45%	6/21/2023	6/21/2028	670	134	134	0.0%
Madison Logic Holdings, Inc. (~)	SF	7.00%	12.30%	12/30/2022	12/29/2028	13,860	13,510	13,686	0.9%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	12.30%	12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.91%	10/30/2020	10/30/2025	2,419	2,401	2,419	0.2%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.91%	3/12/2021	10/30/2025	701	701	701	0.0%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.60%	11.91%	9/3/2021	10/30/2025	1,416	1,416	1,416	0.1%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.35%	11.67%	7/29/2022	10/30/2025	2,559	2,539	2,559	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.35%	11.68%	7/29/2022	10/30/2025	1,055	357	357	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.92%	10/30/2020	10/30/2025	416	187	187	0.0%
Really Great Reading Company, Inc. (~) (~~~~)	SF	5.85%	11.18%	12/9/2022	12/9/2028	11,880	11,631	11,999	0.8%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	5.85%	11.18%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	5.85%	11.18%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~~) (~~~~)	SF	6.35%	11.68%	11/20/2020	11/20/2025	1,940	1,926	1,921	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Relevate Health Group, LLC (~~~) (~~~~)	SF	6.35%	11.68%	3/28/2022	11/20/2025	5,171	$5,120	$5,119	0.3%
Relevate Health Group, LLC (~~~)	SF	6.35%	11.68%	11/20/2020	11/20/2025	868	868	859	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	6.35%	11.68%	11/20/2020	11/20/2025	789	211	211	0.0%
Spherix Global Inc. (~) (~~)	SF	6.36%	11.69%	12/22/2021	12/22/2026	3,869	3,829	3,748	0.2%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.69%	12/22/2021	12/22/2026	500	—	—	0.0%
Touchmath Acquisition LLC	SF	5.75%	11.08%	2/28/2024	2/28/2030	10,000	9,804	9,800	0.6%
Touchmath Acquisition LLC (Revolver) (*)	SF	5.75%	11.08%	2/28/2024	2/28/2030	1,429	—	—	0.0%
XanEdu Publishing, Inc. (~~) (~~~)	SF	6.61%	11.94%	1/28/2020	1/28/2025	5,844	5,816	5,844	0.4%
XanEdu Publishing, Inc. (~~~)	SF	6.61%	11.94%	8/31/2022	1/28/2025	2,322	2,301	2,328	0.2%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.61%	11.94%	1/28/2020	1/28/2025	977	—	—	0.0%
						147,467	128,656	130,643	8.3%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	SF	8.00%	13.57% PIK (***)	2/15/2024	1/31/2028	162	162	317	0.0%
						162	162	317	0.0%
Media: Diversified & Production
Bonterra LLC (~~) (~~~~)	SF	7.25%	12.55%	9/8/2021	9/8/2027	19,042	18,870	18,780	1.2%
Bonterra LLC	SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	2,783	2,748	2,807	0.2%
Bonterra LLC (Revolver) (*)	SF	7.25%	12.58%	9/8/2021	9/8/2027	1,814	943	930	0.1%
Chess.com, LLC (~~) (~~~)	SF	6.60%	11.90%	12/31/2021	12/31/2027	12,740	12,565	12,708	0.8%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.90%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	6.75%	12.06%	2/28/2019	2/28/2025	1,000	1,000	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	6.75%	12.06%	2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	6.75%	12.22%	9/27/2022	2/28/2025	318	316	319	0.0%
Crownpeak Technology, Inc. (~~~~)	SF	6.75%	11.90%	9/27/2022	2/28/2025	833	833	835	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	6.75%	12.07%	2/28/2019	2/28/2025	125	83	83	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~)	SF	5.76%	11.07%	11/28/2022	12/20/2024	5,345	4,707	3,225	0.2%
Sports Operating Holdings II, LLC (~)	SF	5.85%	11.18%	11/3/2022	11/3/2027	4,925	4,831	4,962	0.3%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.18%	11/3/2022	11/3/2027	3,996	401	404	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.18%	11/3/2022	11/3/2027	865	—	—	0.0%
STATS Intermediate Holdings, LLC (a)	SF	5.51%	10.83%	3/26/2024	7/10/2026	8,376	8,298	8,303	0.5%
Streamland Media MidCo LLC (~) (~~)	SF	7.51%	12.32% Cash/ 0.50% PIK	8/26/2019	12/31/2024	1,954	1,951	1,888	0.1%
Streamland Media MidCo LLC (~)	SF	7.51%	12.32% Cash/ 0.50% PIK	3/7/2022	12/31/2024	529	523	511	0.0%
						66,073	58,084	56,770	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Business
Aduro Advisors, LLC (~) (~~~~)	SF	6.25%	11.58%	5/26/2023	5/26/2028	8,436	$8,252	$8,605	0.5%
Aduro Advisors, LLC (Revolver)	SF	6.25%	11.58%	5/26/2023	5/26/2028	944	944	944	0.1%
Aperture Companies, LLC (~~) (~~~)	SF	6.35%	11.68%	12/31/2021	12/31/2026	14,700	14,521	14,529	0.9%
Aperture Companies, LLC (~~)	SF	6.35%	11.68%	12/31/2021	12/31/2026	4,272	4,272	4,222	0.3%
Aperture Companies, LLC (Revolver) (*)	SF	6.35%	11.68%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (~) (~~~~)	SF	6.90%	8.98% Cash/ 3.25% PIK	4/13/2021	4/13/2027	4,877	4,831	4,877	0.3%
Aras Corporation (Revolver)	SF	6.65%	11.98%	4/13/2021	4/13/2027	325	325	325	0.0%
Argano, LLC (~)	SF	6.60%	11.93%	4/18/2023	4/14/2025	1,197	1,183	1,203	0.1%
Argano, LLC (~~) (~~~)	SF	6.35%	11.68%	6/10/2021	6/10/2026	8,872	8,784	8,872	0.6%
Argano, LLC (~) (~~~)	SF	6.35%	11.68%	6/10/2021	6/10/2026	3,929	3,929	3,929	0.2%
Argano, LLC (~) (~~~~)	SF	6.35%	11.68%	10/7/2022	6/10/2026	683	669	683	0.0%
Argano, LLC (~~~~)	SF	6.35%	11.68%	3/16/2022	6/10/2026	4,697	4,697	4,697	0.3%
Argano, LLC (Delayed Draw) (*) (**)	SF	6.35%	11.68%	12/6/2023	6/10/2026	1,924	481	481	0.0%
Argano, LLC (Revolver)	SF	6.35%	11.68%	6/10/2021	6/10/2026	965	965	965	0.1%
ASG III, LLC (~)	SF	6.50%	11.81%	10/31/2023	10/31/2029	20,000	19,525	20,000	1.3%
ASG III, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.83%	10/31/2023	10/31/2029	8,421	5,684	5,684	0.4%
ASG III, LLC (Revolver) (*)	SF	6.50%	11.83%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC (~)	SF	6.00%	11.30%	12/27/2023	12/27/2029	16,000	15,692	16,011	1.0%
Bloomerang, LLC (Delayed Draw) (*) (**)	SF	6.00%	11.30%	12/27/2023	12/27/2029	4,800	—	—	0.0%
Bloomerang, LLC (Revolver) (*)	SF	6.00%	11.30%	12/27/2023	12/27/2029	3,200	—	—	0.0%
Cosmos Bidco, Inc. (~~) (~~~~)	SF	6.75%	11.93%	9/15/2023	9/14/2029	36,000	35,164	36,270	2.3%
Cosmos Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.93%	9/15/2023	9/14/2029	6,750	—	—	0.0%
Cosmos Bidco, Inc. (Revolver) (*)	SF	6.75%	11.93%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC (~) (~~~~)	SF	6.50%	11.84%	8/29/2023	8/29/2029	20,000	19,530	20,100	1.3%
E-Discovery Acquireco, LLC (Revolver) (*)	SF	6.50%	11.84%	8/29/2023	8/29/2029	1,818	—	—	0.0%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (c)	SF	6.85%	12.15%	9/21/2021	9/21/2027	16,535	16,336	16,535	1.0%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (c)	SF	6.85%	12.15%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (<) (*) (**) (c)	SF	6.85%	12.15%	3/28/2024	9/21/2027	2,718	—	—	0.0%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (<) (*) (**) (c)	SF	6.85%	12.15%	5/4/2023	9/21/2027	2,063	1,677	1,677	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (c)	SF	6.85%	12.15%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~) (~~~~)	SF	6.10%	11.43%	12/8/2022	12/8/2027	12,838	12,562	12,966	0.8%
Edustaff, LLC (Revolver) (*)	SF	6.10%	11.43%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Huckabee Acquisition, LLC (~)	SF	5.75%	11.06%	1/16/2024	1/16/2030	30,000	29,408	29,400	1.9%
Huckabee Acquisition, LLC (Delayed Draw) (*) (**)	SF	5.75%	11.06%	1/16/2024	1/16/2030	6,522	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Huckabee Acquisition, LLC (Revolver) (*)	SF	5.75%	11.06%	1/16/2024	1/16/2030	3,913	$—	$—	0.0%
HS4 Acquisitionco, Inc. (~~)	SF	5.85%	11.18%	7/9/2019	7/9/2025	3,890	3,869	3,890	0.2%
HS4 Acquisitionco, Inc. (~~)	SF	5.85%	11.18%	10/6/2021	7/9/2025	4,226	4,226	4,226	0.3%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	5.85%	11.18%	7/9/2019	7/9/2025	325	219	219	0.0%
iCIMS, Inc. (~~)	SF	7.25%	12.58%	10/24/2022	8/18/2028	8,000	7,885	8,070	0.5%
Interstate BidCo, LLC (~)	SF	6.00%	11.30%	12/27/2023	12/27/2029	14,963	14,673	14,925	0.9%
Interstate BidCo, LLC (Delayed Draw) (*) (**)	SF	6.00%	11.34%	12/27/2023	12/27/2029	8,321	4,884	4,871	0.3%
Interstate BidCo, LLC (Revolver) (*)	SF	6.00%	11.30%	12/27/2023	12/27/2029	3,125	—	—	0.0%
Kingsley Gate Partners, LLC (~)	SF	6.65%	11.98%	12/9/2022	12/11/2028	2,970	2,921	2,943	0.2%
Kingsley Gate Partners, LLC	SF	6.65%	11.98%	12/9/2022	12/11/2028	953	953	944	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.98%	12/9/2022	12/11/2028	2,997	657	651	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.98%	12/9/2022	12/11/2028	1,200	—	—	0.0%
Milrose Consultants, LLC (~) (~~~)	SF	7.15%	12.49%	8/31/2023	8/31/2028	44,775	43,657	45,066	2.9%
Milrose Consultants, LLC (Delayed Draw) (*) (**)	SF	7.15%	12.49%	8/31/2023	8/31/2028	2,009	—	—	0.0%
Milrose Consultants, LLC (Revolver) (*)	SF	7.15%	12.49%	8/31/2023	8/31/2028	2,308	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	6.00%	11.32%	9/30/2022	8/4/2028	6,913	6,804	6,913	0.4%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	6.00%	11.32%	9/30/2022	8/4/2028	933	93	93	0.0%
NFM & J, L.P. (~) (~~) (~~~~)	SF	5.85%	11.15%	11/15/2023	11/30/2027	13,311	13,067	13,338	0.8%
NFM & J, L.P. (Delayed Draw) (*) (**)	SF	5.75%	11.08%	11/15/2023	11/30/2027	7,415	247	247	0.0%
NFM & J, L.P. (Revolver) (*)	P	4.75%	13.25%	11/15/2023	11/30/2027	5,273	220	220	0.0%
Onix Networking Corp. (~)	SF	5.50%	10.80%	10/2/2023	10/2/2029	14,963	14,676	15,112	1.0%
Onix Networking Corp. (Revolver) (*)	SF	5.50%	10.80%	10/2/2023	10/2/2029	5,000	—	—	0.0%
Project Accelerate Parent, LLC	SF	5.25%	10.58%	2/22/2024	2/22/2031	11,875	11,759	11,875	0.8%
Project Accelerate Parent, LLC (Revolver) (*)	SF	5.25%	10.58%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	SF	7.85%	12.43% Cash/ 0.75% PIK	12/8/2022	12/8/2027	7,938	7,749	7,172	0.5%
Prototek LLC (Revolver) (*)	SF	7.85%	12.43% Cash/ 0.75% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Relativity ODA LLC (~) (~~~~)	SF	6.60%	11.93%	5/12/2021	5/12/2027	5,267	5,191	5,267	0.3%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.93%	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	11.67%	7/2/2021	7/2/2027	4,148	4,096	4,148	0.3%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.69%	11/30/2022	7/2/2027	166	162	166	0.0%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.67%	7/2/2021	7/2/2027	1,244	1,244	1,244	0.1%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.35%	11.66%	7/2/2021	7/2/2027	498	249	249	0.0%
Teneo Holdings LLC (a)	SF	4.75%	10.09%	3/8/2024	3/13/2031	7,000	6,930	7,031	0.5%
The GEO Group, Inc. (~) (<)	SF	6.88%	12.21%	4/5/2023	3/23/2027	9,807	9,948	10,101	0.6%
Thryv, Inc. (~) (<)	SF	8.61%	13.94%	9/7/2022	2/27/2026	6,393	6,354	6,415	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Verdantas LLC (~)	SF	7.10%	12.43%	1/3/2024	7/1/2026	1,849	$1,824	$1,844	0.1%
Verdantas LLC (~)	SF	7.60%	12.92%	2/28/2023	7/1/2026	3,960	3,890	3,988	0.3%
Verdantas LLC	SF	7.60%	12.93%	2/28/2023	7/1/2026	1,995	1,995	2,009	0.1%
Verdantas LLC (Delayed Draw) (*) (**)	SF	7.10%	12.43%	1/3/2024	7/1/2026	4,888	—	—	0.0%
Vhagar Purchaser, LLC (~~~~)	SF	6.75%	12.08%	6/9/2023	6/11/2029	10,000	9,733	10,000	0.6%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.08%	6/9/2023	6/11/2029	2,222	500	500	0.0%
Vhagar Purchaser, LLC (Revolver) (*)	SF	6.75%	12.08%	6/9/2023	6/11/2029	1,111	—	—	0.0%
WPEngine, Inc. (~~) (~~~~)	SF	6.50%	11.81%	8/14/2023	8/14/2029	16,500	16,038	16,607	1.1%
WPEngine, Inc. (Revolver) (*)	SF	6.50%	11.81%	8/14/2023	8/14/2029	1,650	—	—	0.0%
						520,128	417,435	424,610	26.9%
Services: Consumer
The Black Tux, LLC (~~~~)	SF	6.50%	11.83%	12/27/2023	12/27/2028	10,474	10,403	10,505	0.7%
The Black Tux, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.83%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Black Tux, LLC (Revolver) (*)	SF	6.50%	11.83%	12/27/2023	12/27/2028	1,944	583	583	0.0%
Clydesdale Holdings, LLC (~)	SF	6.40%	11.70%	12/28/2023	6/23/2028	4,988	4,869	5,010	0.3%
Clydesdale Holdings, LLC (~) (~~)	SF	6.40%	11.70%	7/19/2023	6/23/2028	4,975	4,864	4,997	0.3%
Clydesdale Holdings, LLC (~)	SF	5.65%	10.95%	6/24/2022	6/23/2028	14,775	14,551	14,627	0.9%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.65%	10.95%	6/24/2022	6/23/2028	21,010	18,885	18,696	1.2%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.65%	10.95%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	SF	6.60%	11.93%	9/13/2022	12/22/2027	12,313	12,030	12,374	0.8%
Denali Midco 2, LLC	SF	6.60%	11.93%	9/13/2022	12/22/2027	12,424	12,424	12,486	0.8%
Expedited Travel, LLC (~) (~~) (~~~~)	SF	6.61%	11.94%	11/8/2023	11/8/2028	15,784	15,414	15,784	1.0%
Expedited Travel, LLC (Revolver) (*)	SF	6.61%	11.94%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC (~)	SF	6.76%	12.09%	7/14/2022	7/14/2028	9,985	9,940	9,985	0.6%
Express Wash Acquisition Company, LLC	SF	6.76%	12.09%	7/14/2022	7/14/2028	2,133	2,133	2,133	0.1%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.09%	7/14/2022	7/14/2028	536	295	295	0.0%
The Hertz Corporation (<) (a)	SF	3.87%	9.21%	12/12/2023	6/30/2028	10,000	9,788	9,699	0.6%
Light Wave Dental Management, LLC (~~~) (~~~~)	SF	7.00%	12.30%	6/30/2023	6/30/2029	27,294	26,537	27,226	1.7%
Light Wave Dental Management, LLC (Revolver)	SF	7.00%	12.30%	6/30/2023	6/30/2029	3,802	3,802	3,793	0.3%
Mammoth Holdings, LLC	SF	5.75%	11.05%	11/15/2023	11/15/2030	21,764	21,347	21,840	1.4%
Mammoth Holdings, LLC (Delayed Draw) (*) (**)	SF	5.75%	11.05%	11/15/2023	11/15/2030	5,455	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (*)	SF	5.75%	11.06%	11/15/2023	11/15/2029	2,727	1,364	1,364	0.1%
Pacific Bells, LLC (~~~)	SF	4.50%	10.06%	11/2/2022	11/10/2028	2,901	2,749	2,888	0.2%
Viad Corp (~) (<)	SF	5.11%	10.44%	9/12/2022	7/28/2028	4,030	3,958	4,047	0.3%
						197,281	175,936	178,332	11.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	$2,555	$2,845	0.2%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	249	249	0.0%
Calabrio, Inc. (~~)	SF	7.13%	12.45%	12/19/2023	4/16/2027	1,173	1,173	1,184	0.1%
Calabrio, Inc. (~~)	SF	7.13%	12.45%	4/16/2021	4/16/2027	8,000	7,883	8,000	0.5%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.45%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp. (~~) (~~~~)	SF	5.65%	10.99%	11/13/2019	11/13/2025	34,949	34,849	34,949	2.2%
DataOnline Corp. (Revolver)	SF	5.65%	10.95%	11/13/2019	11/13/2025	3,701	3,701	3,701	0.2%
EOS Finco S.A.R.L. (~) (~~~) (<) (c)	SF	6.00%	11.31%	8/3/2022	8/20/2027	7,218	7,122	5,987	0.4%
MB Purchaser, LLC (~)	SF	4.75%	10.08%	1/3/2024	1/3/2030	15,000	14,711	15,000	1.0%
MB Purchaser, LLC (Delayed Draw) (*) (**)	SF	4.75%	10.08%	1/3/2024	1/3/2030	12,500	—	—	0.0%
MB Purchaser, LLC (Revolver) (*)	SF	4.75%	10.08%	1/3/2024	1/3/2030	2,500	—	—	0.0%
Patagonia Holdco LLC (~) (<) (c)	SF	5.75%	11.06%	8/5/2022	8/1/2029	14,775	12,529	13,704	0.9%
Sandvine Corporation (~)	SF	4.93%	10.15%	3/8/2021	10/31/2025	1,143	1,143	854	0.1%
						105,676	85,915	86,473	5.6%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc. (~)	SF	4.85%	10.17%	5/26/2023	4/26/2028	6,268	6,037	6,287	0.4%
Complete Innovations Inc. (~) (<) (b) (c)	C	6.00%	11.31%	12/16/2020	12/16/2025	8,084	8,516	8,084	0.5%
Complete Innovations Inc. (~) (<) (b) (c)	C	6.00%	11.31%	12/16/2020	12/16/2025	1,025	1,096	1,025	0.1%
Epika Fleet Services, Inc. (~)	SF	5.75%	11.08%	3/18/2024	3/18/2029	17,000	16,661	16,660	1.1%
Epika Fleet Services, Inc.	SF	5.75%	11.08%	3/18/2024	3/18/2029	9,808	9,710	9,710	0.6%
Epika Fleet Services, Inc. (Delayed Draw) (*) (**)	SF	5.75%	11.08%	3/18/2024	3/18/2029	4,904	—	—	0.0%
Epika Fleet Services, Inc. (Revolver) (*)	SF	5.75%	11.08%	3/18/2024	3/18/2029	3,696	369	362	0.0%
Fiasco Enterprises, LLC (~~~)	SF	6.61%	11.94%	5/6/2022	5/6/2027	6,895	6,811	6,757	0.4%
Fiasco Enterprises, LLC (~)	SF	6.61%	11.94%	12/15/2022	5/6/2027	8,316	8,126	8,150	0.5%
Fiasco Enterprises, LLC (Revolver) (*)	SF	6.61%	11.94%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~) (~~~) (~~~~)	SF	5.00%	10.29%	11/17/2022	11/15/2029	21,667	21,209	21,667	1.4%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.00%	10.32%	11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.00%	10.32%	11/17/2022	11/15/2029	8,138	1,436	1,439	0.1%
Randys Holdings, Inc. (~) (~~) (~~~~)	SF	6.25%	11.56%	11/1/2022	11/1/2028	16,832	16,414	16,841	1.1%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.59%	11/1/2022	11/1/2028	5,682	682	682	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.25%	11.56%	11/1/2022	11/1/2028	2,273	599	600	0.0%
RS Acquisition, LLC (~~) (~~~)	SF	6.10%	11.43%	12/13/2021	12/14/2026	10,780	10,651	10,124	0.6%
RS Acquisition, LLC (~) (~~~~)	SF	6.10%	11.43%	12/13/2021	12/14/2026	9,960	9,960	9,354	0.6%
RS Acquisition, LLC (Revolver) (*)	SF	6.10%	11.43%	12/13/2021	12/14/2026	1,264	885	831	0.1%
						148,212	119,162	118,573	7.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Utilities: Electric
Central Moloney, LLC	SF	6.75%	12.05%	2/9/2024	10/20/2028	18,250	$17,803	$18,278	1.2%
Central Moloney, LLC (~) (~~~)	SF	6.75%	12.05%	12/19/2023	10/20/2028	36,272	35,522	36,328	2.3%
						54,522	53,325	54,606	3.5%
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.63%	10.88%	10/6/2022	10/3/2028	23,568	23,095	23,504	1.5%
IF & P Holdings Company, LLC (~)	SF	6.00%	11.26%	5/25/2023	10/3/2028	6,617	6,436	6,617	0.4%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.63%	10.95%	10/6/2022	10/3/2028	2,800	2,338	2,338	0.1%
S&S Holdings LLC (~)	SF	5.10%	10.42%	3/10/2021	3/10/2028	2,910	2,854	2,905	0.2%
						35,895	34,723	35,364	2.2%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						2,794,643	2,387,849	2,406,065	152.7%

Unitranche Secured Loans (<<)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver) (*) (e)	SF	12.00%	17.32%	11/3/2023	11/3/2026	1,000	400	400	0.0%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver) (*) (f)	SF	10.00%	13.33% Cash/ 2.00% PIK	12/8/2023	12/8/2026	334	200	200	0.0%
						1,334	600	600	0.0%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (<) (c)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	26,259	26,259	26,381	1.7%
						26,259	26,259	26,381	1.7%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.65%	10.96%	4/19/2022	4/19/2028	23,148	22,811	21,790	1.4%
						23,148	22,811	21,790	1.4%
Environmental Industries
StormTrap, LLC (~~~)	SF	5.25%	10.72%	3/25/2022	3/24/2028	6,437	6,353	6,437	0.4%
						6,437	6,353	6,437	0.4%
Healthcare & Pharmaceuticals
Evolve Biologics Inc. (~) (<)	SF	16.00%	10.66% Cash/ 10.66% PIK	12/20/2022	12/18/2026	20,107	19,812	20,006	1.3%
						20,107	19,812	20,006	1.3%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.44%	12/3/2021	12/3/2026	9,358	9,261	9,358	0.6%
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.44%	12/27/2021	12/3/2026	7,902	7,902	7,902	0.5%
						17,260	17,163	17,260	1.1%
Media: Diversified & Production
Park County Holdings, LLC	SF	6.75%	12.08%	11/29/2023	11/29/2029	45,000	44,374	45,000	2.9%
						45,000	44,374	45,000	2.9%
Services: Business
ASG II, LLC (~)	SF	6.40%	11.71%	5/25/2022	5/25/2028	15,000	14,769	14,962	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.71%	5/25/2022	5/25/2028	2,250	2,106	2,101	0.1%
Onit, Inc. (~)	SF	7.50%	12.73%	12/20/2021	5/2/2025	16,800	16,686	16,800	1.1%
						34,050	33,561	33,863	2.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Telecommunications
VB E1, LLC (~)	SF	7.75%	13.05%	11/18/2020	11/18/2026	3,000	$3,000	$3,000	0.2%
						3,000	3,000	3,000	0.2%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						176,595	173,933	174,337	11.1%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	SF	7.00%	6.31% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,712	1,709	1,061	0.1%
						1,712	1,709	1,061	0.1%
Automotive
First Brands Group, LLC (a)	SF	8.76%	14.07%	12/11/2023	12/29/2028	14,436	13,930	14,328	0.9%
						14,436	13,930	14,328	0.9%
Banking
MoneyLion, Inc. (~) (<)	SF	9.51%	14.82%	3/25/2022	3/24/2026	17,411	17,294	17,411	1.1%
						17,411	17,294	17,411	1.1%
Chemicals, Plastics & Rubber
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.) (<) (c)	SF	4.50%	9.84%	4/4/2023	2/1/2027	516	507	451	0.0%
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.) (<) (c)	SF	4.50%	9.84%	4/4/2023	2/1/2027	221	216	130	0.0%
						737	723	581	0.0%
Construction & Building
Sundy Village West Mezz Borrower, LLC (Delayed Draw) (<) (*) (**)	SF	6.25%	11.57%	12/21/2023	1/15/2027	37,349	24,110	24,304	1.5%
Sundy Village West Mezz Borrower, LLC (Delayed Draw) (<) (*) (**)	SF	11.25%	16.57% PIK	12/21/2023	1/15/2027	12,772	3,134	3,130	0.2%
						50,121	27,244	27,434	1.7%
Consumer Goods: Non-Durable
Thrasio, LLC	P	8.00%	16.50% (***)	12/18/2020	12/18/2026	4,595	4,552	1,890	0.1%
Thrasio, LLC	SF	10.11%	15.44% PIK (***)	3/1/2024	7/1/2024	270	270	270	0.0%
						4,865	4,822	2,160	0.1%
FIRE: Real Estate
Avison Young (USA) Inc. (<) (c)	SF	8.26%	13.58% (***)	4/26/2019	3/12/2029	1,892	1,892	1,514	0.1%
Avison Young (USA) Inc. (<) (c)	SF	8.26%	13.58% (***)	4/26/2019	3/12/2029	647	647	386	0.0%
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	1,728	1,725	1,728	0.1%
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	9,741	9,741	9,602	0.6%
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,685	1,685	1,661	0.1%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	3,023	3,012	2,969	0.2%
						18,716	18,702	17,860	1.1%
Healthcare & Pharmaceuticals
Radiology Partners, Inc. (a)	SF	5.26%	9.09% Cash/ 1.50% PIK	1/29/2024	7/9/2025	4,800	4,296	4,648	0.3%
Radiology Partners, Inc. (a)	SF	5.26%	9.09% Cash/ 1.50% PIK	2/22/2024	1/31/2029	5,000	4,850	4,842	0.3%
						9,800	9,146	9,490	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	n/a	n/a	n/a (***)	3/16/2021	3/16/2027	988	$968	$—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	n/a	n/a	9.00% PIK (***)	8/29/2023	7/2/2029	430	401	437	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (~)	n/a	n/a	9.00% PIK (***)	7/14/2023	7/2/2029	440	401	446	0.0%
						1,858	1,770	883	0.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	5/2/2019	n/a (g)	477	477	—	0.0%
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	5/2/2019	n/a (g)	150	150	—	0.0%
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	5/2/2019	n/a (g)	57	57	—	0.0%
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	11/4/2019	n/a (g)	92	92	—	0.0%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	7/31/2023	1/31/2028	503	503	471	0.0%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	7/31/2023	1/31/2028	152	152	143	0.0%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	9/8/2023	1/31/2028	265	265	248	0.0%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	7/31/2023	1/31/2028	396	396	301	0.0%
						2,092	2,092	1,163	0.0%
Services: Business
Argano, LLC (####)	P	(1.00)%	7.50%	11/7/2023	6/29/2024	28	28	27	0.0%
						28	28	27	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						121,776	97,460	92,398	5.6%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	— (###)	4/1/2021	—	—	693	—	0.0%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	— (###)	8/2/2021	—	—	159	91	0.0%
							852	91	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock) (<) (####)	—	—	— (###)	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity) (<) (####)	—	—	— (###)	7/28/2021	7/28/2031	—	453	—	0.0%
							1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	—	—	— (###)	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	—	—	— (###)	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	—	—	— (###)	3/17/2023	—	—	8	—	0.0%
							189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units) (####)	—	—	— (###)	8/11/2022	—	—	650	173	0.0%
Adept AG Holdings, LLC (45,874 Series B units) (####)	—	—	— (###)	8/1/2023	—	—	46	48	0.0%
Adept AG Holdings, LLC (42,816 Series C preferred units) (####)	—	—	— (###)	12/20/2023	—	—	43	44	0.0%
							739	265	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Construction & Building
MEI Buyer LLC (2,275 units)	—	—	— (###)	6/29/2023	—	—	$2,275	$2,560	0.2%
							2,275	2,560	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	—	—	— (###)	8/3/2021	—	—	169	102	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	— (###)	4/19/2022	—	—	1,566	1,068	0.1%
							1,735	1,170	0.1%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock) (~) (<) (h)	—	—	— (###)	3/4/2024	—	—	133	169	0.0%
							133	169	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (###)	10/19/2020	3/17/2028	—	67	252	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (###)	10/19/2021	3/17/2028	—	—	177	0.0%
StormTrap, LLC (640,000 Class A preferred units) (####)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units) (####)	—	—	— (###)	3/25/2022	—	—	—	171	0.0%
Volt Bidco, Inc. (878 shares of common stock)	—	—	— (###)	8/11/2021	—	—	891	1,157	0.1%
							1,598	2,397	0.1%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity) (<) (####)	—	—	— (###)	6/12/2023	—	—	1,600	1,659	0.1%
J2 BWA Funding LLC (0.3% profit sharing) (<) (####)	—	—	— (###)	12/24/2020	—	—	—	40	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity) (<) (####) (i)	—	—	— (###)	4/29/2022	—	—	443	443	0.0%
							2,043	2,142	0.1%
FIRE: Insurance
Epic Garage Partners, LLC (43,269 shares of common stock) (####)	—	—	— (###)	2/2/2024	—	—	433	433	0.0%
							433	433	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares) (<) (c)	n/a	n/a	12.50% PIK (***)	9/1/2022	—	—	$2,036	$916	0.1%
Avison Young (USA) Inc. (1,521 Class F common shares) (<) (c)	—	—	— (###)	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units) (####)	—	—	— (###)	9/9/2019	—	—	420	659	0.1%
Lessen LLC (128,737 preferred units)	—	—	— (###)	1/5/2023	—	—	1,667	1,667	0.1%
Residential Homes for Rent LLC (446,794 Series A preferred units) (<) (####)	—	—	— (###)	3/5/2024	—	—	1,950	1,950	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.2% of the equity) (<) (####)	—	—	— (###)	3/5/2024	3/5/2034	—	—	—	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units) (<) (####)	—	—	— (###)	7/2/2021	—	—	5	3,571	0.2%
							7,312	8,763	0.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	590	0.0%
Bluesight, Inc. (311 Class A preferred units)	n/a	n/a	9.00% PIK	7/17/2023	—	—	311	282	0.0%
Bluesight, Inc. (166,310 Class B common units)	—	—	— (###)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	— (###)	6/30/2021	—	—	578	584	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	— (###)	6/30/2021	—	—	—	274	0.0%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	— (###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	— (###)	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity) (~) (<)	—	—	— (###)	1/18/2024	1/18/2034	—	—	262	0.0%
Forest Buyer, LLC (1,088 Class A units) (####)	n/a	n/a	8.00% PIK	3/15/2024	—	—	1,088	1,088	0.1%
Forest Buyer, LLC (1,088 Class B units) (####)	n/a	n/a	8.00% PIK	3/15/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (0.3% of the equity)	—	—	— (###)	1/31/2023	—	—	981	657	0.1%
NationsBenefits, LLC (369,827 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	4,676	0.3%
NationsBenefits, LLC (326,667 common units) (####)	—	—	— (###)	8/20/2021	—	—	468	1,518	0.1%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	— (###)	10/4/2022	—	—	1,365	1,084	0.1%
Seran BioScience, LLC (26,666 common units) (####)	—	—	— (###)	12/31/2020	—	—	267	665	0.1%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)	—	—	— (###)	12/29/2023	12/29/2033	—	—	340	0.0%
							8,282	12,020	0.8%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (###)	12/21/2022	12/21/2032	—	—	138	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (157,895 Class A common units)	—	—	— (###)	3/16/2021	—	—	10,982	1,319	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (294,118 Class B common units)	—	—	— (###)	1/2/2024	—	—	—	2,457	0.2%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	— (###)	9/1/2022	—	—	652	768	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	— (###)	12/16/2021	—	—	278	454	0.0%
Recorded Future, Inc. (40,243 Class A units) (j)	—	—	— (###)	7/3/2019	—	—	40	134	0.0%
Sparq Holdings, Inc. (600,000 common units)	—	—	— (###)	6/15/2023	—	—	600	635	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	— (###)	12/5/2022	—	—	1,622	2,448	0.2%
							14,174	8,353	0.6%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	— (###)	12/31/2020	—	—	95	120	0.0%
							95	120	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00% PIK	11/24/2021	—	—	$385	$964	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	— (###)	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00% PIK	12/27/2021	—	—	417	397	0.0%
New Engen, Inc. (5,067 Class B common units)	—	—	— (###)	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	— (###)	12/9/2022	—	—	369	463	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	96	42	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	— (###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	— (###)	12/22/2021	—	—	333	111	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	65	350	0.0%
							2,238	2,895	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)	—	—	— (###)	7/31/2023	—	—	1,110	—	0.0%
							1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	— (###)	12/31/2021	—	—	189	162	0.0%
							189	162	0.0%
Services: Business
Argano, LLC (62,574 common units) (####)	—	—	— (###)	6/10/2021	—	—	317	500	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	—	—	— (###)	9/15/2023	—	—	2,250	2,443	0.2%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (c)	—	—	— (###)	9/21/2021	—	—	724	733	0.0%
Edustaff, LLC (591 shares of common stock) (####)	—	—	— (###)	12/8/2022	—	—	591	930	0.1%
Onix Networking Corp. (2,000,000 shares of common stock)	—	—	— (###)	10/2/2023	—	—	2,000	2,009	0.1%
Skillsoft Corp. (1,308 Class A shares) (~) (<) (h)	—	—	— (###)	6/11/2021	—	—	508	12	0.0%
							6,390	6,627	0.4%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units) (####)	—	—	— (###)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	31	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units) (####)	—	—	— (###)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units) (####)	—	—	— (###)	11/15/2023	—	—	169	—	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (l)	—	—	— (###)	1/4/2021	—	—	196	240	0.0%
Light Wave Dental Management, LLC (306,152 Class A units) (####)	—	—	— (###)	6/30/2023	—	—	3,062	2,850	0.2%
							3,462	3,121	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	— (###)	6/10/2022	6/10/2032	—	84	94	0.0%
							84	94	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (44,348 preferred units)	—	—	— (###)	3/18/2024	—	—	1,109	1,109	0.1%
RS Acquisition, LLC (838,077 common units) (####)	—	—	— (###)	1/12/2022	—	—	1,439	824	0.1%
							2,548	1,933	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Utilities: Electric
Central Moloney, LLC (5,887 Class A preferred units)	n/a	n/a	10.00% PIK	10/20/2023	—	—	$5,887	$5,887	0.4%
Central Moloney, LLC (5,887 Class B common units)	—	—	— (###)	10/20/2023	—	—	907	1,537	0.1%
							6,794	7,424	0.5%
Wholesale
IF & P Holdings Company, LLC (1,531 Class A preferred units)	—	—	— (###)	10/3/2022	—	—	1,531	1,476	0.1%
IF & P Holdings Company, LLC (1,531 Class B common units)	—	—	— (###)	10/3/2022	—	—	6	—	0.0%
							1,537	1,476	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							65,415	62,215	4.0%
Total Non-Controlled/Non-Affiliate Company Investments							$2,724,657	$2,735,015	173.4%

Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	SF	7.00%	12.33%	8/11/2021	8/9/2024	4,875	$3,323	$3,323	0.2%
						4,875	3,323	3,323	0.2%
Services: Business
Nastel Technologies, LLC (~~)	SF	6.61%	11.94%	9/21/2022	9/21/2027	3,500	3,444	3,487	0.2%
Nastel Technologies, LLC (Revolver) (*)	SF	6.61%	11.94%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC (~)	SF	7.86%	13.19%	10/6/2023	10/6/2028	12,469	11,974	12,506	0.8%
Zodega Landscaping, LLC (Revolver) (*)	SF	7.86%	13.19%	10/6/2023	10/6/2028	1,984	—	—	0.0%
						18,321	15,418	15,993	1.0%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	8.11%	9.44% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,140	5,065	5,140	0.3%
SheerTrans Solutions, LLC (~)	SF	8.11%	9.44% Cash/ 4.00% PIK	2/15/2024	7/29/2027	1,468	1,441	1,468	0.1%
SheerTrans Solutions, LLC (Revolver) (*)	SF	8.11%	9.44% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,477	968	968	0.1%
						8,085	7,474	7,576	0.5%
Total Non-Controlled/Affiliate Senior Secured Loans						31,281	26,215	26,892	1.7%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,533	0.4%
SFR Holdco, LLC (<)	n/a	n/a	8.00%	3/1/2022	7/28/2028	4,388	4,387	4,512	0.3%
						10,238	10,237	10,045	0.7%
Total Non-Controlled/Affiliate Junior Secured Loans						10,238	10,237	10,045	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	— (###)	8/6/2021	—	—	$3,900	$4,446	0.3%
SFR Holdco, LLC (10.5% of equity commitments) (<)	—	—	— (###)	3/1/2022	—	—	2,925	3,334	0.2%
							6,825	7,780	0.5%
High Tech Industries
ClearlyRated Capital, LLC (5,500,000 Class A units) (####)	—	—	— (###)	6/1/2023	—	—	5,500	5,500	0.3%
							5,500	5,500	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	— (###)	9/21/2022	—	—	3,408	4,396	0.3%
Zodega Landscaping, LLC (124,206 preferred interests) (k)	—	—	— (###)	10/6/2023	—	—	12,421	12,477	0.8%
							15,829	16,873	1.1%
Transportation: Cargo
SheerTrans Solutions, LLC (12,233,889 preferred interests) (####)	—	—	— (###)	7/29/2022	—	—	12,234	12,112	0.8%
							12,234	12,112	0.8%
Total Non-Controlled/Affiliate Equity Securities							40,388	42,265	2.7%
Total Non-Controlled/Affiliate Company Investments							$76,840	$79,202	5.1%

TOTAL INVESTMENTS							$2,801,497	$2,814,217	178.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$313	CAD	424	Bannockburn Global Forex, LLC	4/3/2024	$—
Foreign currency forward contract	$103	CAD	143	Bannockburn Global Forex, LLC	4/17/2024	(2)
Foreign currency forward contract	$78	CAD	108	Bannockburn Global Forex, LLC	5/17/2024	(1)
Foreign currency forward contract	$86	CAD	118	Bannockburn Global Forex, LLC	6/19/2024	(2)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	—
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(2)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(2)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(2)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	—
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(1)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	—
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(2)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(2)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(1)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	(11)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(2)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(1)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(1)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(1)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(1)
Foreign currency forward contract	$8,874	CAD	12,243	Bannockburn Global Forex, LLC	12/18/2025	(168)
Foreign currency forward contract	$420	AUD	635	Bannockburn Global Forex, LLC	4/17/2024	6
Foreign currency forward contract	$402	AUD	609	Bannockburn Global Forex, LLC	5/16/2024	5
Foreign currency forward contract	$332	AUD	506	Bannockburn Global Forex, LLC	6/19/2024	2
Foreign currency forward contract	$75	AUD	111	Bannockburn Global Forex, LLC	6/20/2024	3
Foreign currency forward contract	$381	AUD	579	Bannockburn Global Forex, LLC	7/16/2024	4
Foreign currency forward contract	$391	AUD	594	Bannockburn Global Forex, LLC	8/16/2024	4
Foreign currency forward contract	$389	AUD	592	Bannockburn Global Forex, LLC	9/17/2024	3
Foreign currency forward contract	$376	AUD	572	Bannockburn Global Forex, LLC	10/17/2024	3
Foreign currency forward contract	$387	AUD	590	Bannockburn Global Forex, LLC	11/18/2024	2
Foreign currency forward contract	$374	AUD	570	Bannockburn Global Forex, LLC	12/17/2024	2
Foreign currency forward contract	$372	AUD	568	Bannockburn Global Forex, LLC	1/17/2025	1
Foreign currency forward contract	$367	AUD	560	Bannockburn Global Forex, LLC	2/18/2025	1
Foreign currency forward contract	$331	AUD	506	Bannockburn Global Forex, LLC	3/18/2025	—
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	4/16/2025	—
Foreign currency forward contract	$353	AUD	542	Bannockburn Global Forex, LLC	5/16/2025	(1)
Foreign currency forward contract	$364	AUD	560	Bannockburn Global Forex, LLC	6/18/2025	(1)
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	7/16/2025	9
Foreign currency forward contract	$373	AUD	559	Bannockburn Global Forex, LLC	8/18/2025	9
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	9/16/2025	8

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$359	AUD	539	Bannockburn Global Forex, LLC	10/17/2025	8
Foreign currency forward contract	$371	AUD	557	Bannockburn Global Forex, LLC	11/18/2025	8
Foreign currency forward contract	$358	AUD	539	Bannockburn Global Forex, LLC	12/16/2025	7
Foreign currency forward contract	$370	AUD	556	Bannockburn Global Forex, LLC	1/20/2026	7
Foreign currency forward contract	$367	AUD	554	Bannockburn Global Forex, LLC	2/17/2026	6
Foreign currency forward contract	$331	AUD	500	Bannockburn Global Forex, LLC	3/17/2026	5
Foreign currency forward contract	$30,584	AUD	47,858	Bannockburn Global Forex, LLC	4/20/2026	(624)
						$(734)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)
____________________________________________________
(˄) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(˄˄) The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Dollar Offered Rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at March 31, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(˄˄˄) Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2024 represented 178.5% of the Company’s net assets or 96.7% of the Company’s total assets, are subject to legal restrictions on sales.
(˄˄˄˄) Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(˄˄˄˄˄) Percentages are based on net assets of $1,576,430 as of March 31, 2024.
(~) All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
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
(<) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets totaled 12.9% of the Company’s total assets.
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
(*) All or a portion of this commitment was unfunded at March 31, 2024. As such, interest is earned only on the funded portion of this commitment.
(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(***) This position was on non-accrual status as of March 31, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(a) Investment position or portion thereof unsettled as of March 31, 2024.
(b) This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(c) This is an international company.
(d) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(e) This investment is subject to a servicing agreement whereby the Company earns an effective yield of 21.1% net of servicing fees.
(f) This investment is subject to a servicing agreement whereby the Company earns an effective yield of 16.8% net of servicing fees.
(g) This is a demand note with no stated maturity.
(h) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(i) As of March 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(j) As of March 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(k) As of March 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,468.
(l) As of March 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC (~) (~~~) (~~~~)	SF	5.61%	10.96%	5/18/2021	5/18/2026	13,685	$13,534	$13,610	1.1%
Arizona Natural Resources, LLC (~~~~)	SF	5.61%	10.96%	12/15/2021	5/18/2026	2,512	2,482	2,498	0.2%
Arizona Natural Resources, LLC (~)	SF	5.61%	10.96%	8/12/2022	5/18/2026	6,815	6,720	6,777	0.5%
Arizona Natural Resources, LLC (~~)	SF	5.61%	10.96%	8/12/2022	5/18/2026	2,943	2,943	2,927	0.2%
Arizona Natural Resources, LLC (Revolver) (*)	SF	5.61%	10.96%	5/18/2021	5/18/2026	2,222	1,778	1,768	0.1%
Hanesbrands Inc. (<) (a)	SF	3.75%	9.11%	12/19/2023	3/8/2030	5,000	4,994	5,000	0.4%
PetIQ, LLC (~) (<)	SF	4.25%	10.17%	5/10/2023	4/13/2028	9,482	9,080	9,434	0.7%
The Kyjen Company, LLC (~) (~~)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,963	2,946	2,934	0.2%
The Kyjen Company, LLC	SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC (~~) (~~~~) (***)	SF	7.26%	12.61%	12/18/2020	12/18/2026	4,865	4,823	2,816	0.2%
						50,805	49,303	47,767	3.6%
Containers, Packaging & Glass
B2B Industrial Products LLC (~) (~~~)	SF	6.90%	12.29%	12/6/2022	10/7/2026	9,900	9,711	9,806	0.8%
B2B Industrial Products LLC (~)	SF	6.90%	12.29%	4/4/2023	10/7/2026	2,291	2,243	2,269	0.2%
Polychem Acquisition, LLC (~)	SF	5.11%	10.47%	4/8/2019	3/17/2025	1,905	1,903	1,903	0.1%
						14,096	13,857	13,978	1.1%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC (~)	SF	5.01%	10.36%	3/18/2021	3/17/2028	2,226	2,218	2,196	0.2%
Long Ridge Energy & Power LLC	SF	10.60%	15.96%	11/17/2023	11/17/2026	17,500	17,162	17,150	1.3%
						19,726	19,380	19,346	1.5%
Environmental Industries
Quest Resource Management Group, LLC (~~) (~~~)	SF	6.61%	11.96%	10/19/2020	10/20/2025	852	808	857	0.1%
Quest Resource Management Group, LLC (~~~)	SF	6.61%	11.96%	10/19/2020	10/20/2025	935	935	941	0.1%
Quest Resource Management Group, LLC (~~) (~~~)	SF	6.61%	11.96%	12/7/2021	10/20/2025	3,326	3,289	3,326	0.3%
Quest Resource Management Group, LLC (~~)	SF	6.61%	11.96%	12/7/2021	10/20/2025	335	335	335	0.0%
Trilon Group, LLC (~~~)	SF	6.40%	11.78%	10/28/2022	5/25/2029	5,459	5,327	5,418	0.4%
Trilon Group, LLC (~~) (~~~~)	SF	6.40%	11.78%	10/28/2022	5/25/2029	4,367	4,367	4,334	0.3%
Trilon Group, LLC	SF	6.40%	11.78%	9/12/2023	5/25/2029	1,088	1,056	1,080	0.1%
Trilon Group, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.75%	9/12/2023	5/25/2029	1,253	387	384	0.0%
Trilon Group, LLC (Revolver) (*)	SF	6.40%	11.75%	9/12/2023	5/25/2029	413	57	56	0.0%
Volt Bidco, Inc. (~~)	SF	6.50%	11.85%	8/11/2021	8/11/2027	9,136	9,009	9,136	0.7%
Volt Bidco, Inc.	SF	6.50%	11.85%	8/11/2021	8/11/2027	1,717	1,717	1,717	0.1%
Volt Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.85%	12/28/2023	8/11/2027	1,086	304	304	0.0%
Volt Bidco, Inc. (Revolver) (*)	SF	6.50%	11.85%	8/11/2021	8/11/2027	956	268	268	0.0%
						30,923	27,859	28,156	2.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Finance
Avalara, Inc. (~~)	SF	7.25%	12.60%	10/19/2022	10/19/2028	10,000	$9,787	$10,100	0.8%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.60%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Bench Walk Lead, LLC (<)	SF	9.50%	14.83%	6/9/2023	6/14/2027	29,600	29,370	29,600	2.3%
Bench Walk Lead, LLC (Delayed Draw) (<) (*) (**)	SF	9.50%	14.83%	6/9/2023	6/14/2027	2,400	1,420	1,420	0.1%
BW 51f, L.P. (<)	SF	8.00%	13.35%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.7%
Exiger LLC (~~)	SF	6.60%	11.94%	9/30/2021	9/30/2027	14,360	14,163	14,360	1.1%
Exiger LLC (~~)	SF	6.60%	11.94%	8/26/2022	9/30/2027	2,004	1,965	2,004	0.2%
Exiger LLC (~~)	SF	6.60%	11.94%	9/30/2021	9/30/2027	4,295	4,295	4,295	0.3%
Exiger LLC (Delayed Draw) (*) (**)	SF	6.60%	11.94%	8/26/2022	9/30/2027	7,016	2,088	2,088	0.2%
Exiger LLC (Revolver) (*)	SF	6.60%	11.94%	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC (~~)	SF	6.25%	11.71%	8/19/2022	8/18/2028	12,968	12,750	12,968	1.0%
GC Champion Acquisition LLC (~)	SF	6.25%	11.71%	8/19/2022	8/18/2028	3,602	3,602	3,602	0.3%
GC Champion Acquisition LLC (~)	SF	6.50%	11.96%	8/1/2023	8/18/2028	10,806	10,495	10,901	0.8%
J2 BWA Funding III, LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,600	912	910	0.1%
J2 BWA Funding LLC (Revolver) (<) (*)	n/a	n/a	10.00%	12/14/2020	12/24/2026	2,850	1,636	1,636	0.1%
Oceana Australian Fixed Income Trust (~) (<) (c) (d)	SF	8.25%	13.59%	6/8/2023	4/1/2026	32,224	31,770	32,224	2.5%
Oceana Australian Fixed Income Trust (<) (c) (d)	SF	8.25%	13.61%	12/27/2023	4/1/2026	14,971	15,048	14,971	1.1%
SCP Intermediate Holdings, LLC (~) (<)	SF	5.85%	11.21%	12/28/2022	12/28/2028	2,970	2,905	3,000	0.2%
Slater Slater Schulman LLP (Delayed Draw) (*) (**)	SF	7.50%	12.86%	12/6/2023	12/4/2026	22,000	14,143	14,001	1.1%
TEAM Public Choices, LLC (~)	SF	5.25%	10.75%	8/23/2022	12/17/2027	4,515	4,334	4,488	0.3%
Transnetwork LLC (a)	SF	3.75%	9.11%	11/20/2023	12/29/2028	12,000	11,770	11,970	0.9%
W3 Monroe RE Debt LLC (<)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	2,145	2,145	2,199	0.2%
W3 Monroe RE Debt LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	164	104	107	0.0%
						209,890	183,702	185,844	14.3%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc. (~) (~~~)	SF	6.15%	11.50%	9/23/2022	12/2/2026	9,916	9,695	9,733	0.7%
Simplicity Financial Marketing Group Holdings Inc.	SF	6.15%	11.50%	9/23/2022	12/2/2026	14,153	14,153	13,891	1.1%
Simplicity Financial Marketing Group Holdings Inc. (Revolver) (*)	SF	6.15%	11.50%	9/23/2022	12/2/2026	761	—	—	0.0%
						24,830	23,848	23,624	1.8%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw) (~) (<) (*) (**)	SF	14.32%	19.93% PIK	7/15/2020	7/15/2024	1,000	997	997	0.1%
Avison Young (USA) Inc. (<) (***) (c)	SF	6.50%	11.97%	4/26/2019	1/30/2026	1,915	1,907	627	0.0%
Avison Young (USA) Inc. (<) (***) (c)	SF	7.00%	12.47%	9/1/2022	1/30/2026	4,143	3,902	1,357	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.60%	5/3/2022	4/30/2025	13,500	13,360	13,635	1.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (<)	SF	8.25%	13.60%	5/3/2022	4/30/2025	1,380	1,380	1,394	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (<) (*) (**)	SF	8.25%	13.61%	10/6/2023	4/30/2027	4,058	1,536	1,561	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (<) (*)	SF	8.25%	13.60%	5/3/2022	4/30/2025	6,763	2,647	2,647	0.2%
InsideRE, LLC (~~) (~~~)	SF	5.65%	11.00%	12/22/2021	12/22/2027	7,353	7,247	7,353	0.6%
InsideRE, LLC (~~~~)	SF	5.65%	11.00%	12/22/2021	12/22/2027	2,857	2,857	2,857	0.2%
InsideRE, LLC (Revolver) (*)	SF	5.65%	11.00%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen Inc.	SF	8.50%	13.85%	1/5/2023	1/5/2028	8,000	7,715	7,810	0.6%
						51,934	43,548	40,238	3.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc. (~) (~~~~)	SF	6.25%	11.60%	6/7/2023	6/7/2029	9,950	$9,717	$9,980	0.8%
Animal Dermatology Group, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.60%	6/7/2023	6/7/2029	3,748	2,910	2,919	0.2%
Animal Dermatology Group, Inc. (Revolver) (*)	SF	6.25%	11.60%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC (~~)	SF	6.90%	12.32%	5/6/2021	5/6/2027	6,435	6,351	6,422	0.5%
Appriss Health, LLC (Revolver) (*)	SF	6.90%	12.32%	5/6/2021	5/6/2027	433	—	—	0.0%
Avalign Technologies, Inc. (~)	SF	4.60%	9.98%	7/10/2023	12/22/2025	9,804	9,422	9,158	0.7%
Bluesight, Inc. (~~~) (~~~~)	SF	7.25%	12.61%	7/17/2023	7/17/2029	30,000	29,135	29,946	2.3%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.61%	7/17/2023	7/17/2029	2,609	—	—	0.0%
Brickell Bay Acquisition Corp. (~~) (~~~)	SF	6.65%	12.04%	2/12/2021	2/12/2026	2,791	2,754	2,791	0.2%
Caravel Autism Health, LLC (~)	SF	5.76%	11.16%	6/30/2021	6/30/2027	8,019	7,914	7,950	0.6%
Caravel Autism Health, LLC (~)	SF	5.76%	11.16%	6/30/2021	6/30/2027	2,227	2,227	2,208	0.2%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.16%	6/30/2021	6/30/2027	2,030	390	390	0.0%
Dorado Acquisition, Inc. (~) (~~) (~~~~)	SF	6.85%	12.19%	6/30/2021	6/30/2026	13,685	13,526	13,281	1.0%
Dorado Acquisition, Inc. (~) (~~~)	SF	6.90%	12.29%	11/27/2022	6/30/2026	11,343	11,130	11,008	0.8%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.85%	12.19%	6/30/2021	6/30/2026	1,670	—	—	0.0%
Golden State Buyer, Inc. (~) (~~~)	SF	4.85%	10.19%	8/25/2022	6/19/2026	9,868	9,590	9,504	0.7%
HAH Group Holding Company LLC (~)	SF	5.00%	10.46%	5/19/2023	10/29/2027	2,876	2,809	2,859	0.2%
HAH Group Holding Company LLC (~)	SF	5.00%	10.46%	5/19/2023	10/29/2027	759	739	757	0.1%
HAH Group Holding Company LLC (~)	SF	5.00%	10.46%	5/19/2023	10/29/2027	364	364	362	0.0%
INH Buyer, Inc. (~)	SF	7.00%	8.95% Cash/ 3.50% PIK	6/30/2021	6/28/2028	5,042	5,009	4,893	0.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (~)	SF	6.75%	12.13%	2/1/2023	2/1/2029	9,950	9,687	9,950	0.8%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	6.75%	12.14%	2/1/2023	2/1/2029	3,404	1,979	1,979	0.2%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	6.75%	12.13%	2/1/2023	2/1/2029	1,626	705	705	0.1%
LSCS Holdings, Inc. (~)	SF	4.61%	9.97%	5/24/2023	12/15/2028	2,977	2,894	2,939	0.2%
NationsBenefits, LLC (~)	SF	7.10%	12.44%	8/20/2021	8/26/2027	12,005	11,861	12,099	0.9%
NationsBenefits, LLC (~)	SF	7.10%	12.44%	8/26/2022	8/26/2027	14,307	14,307	14,419	1.1%
NationsBenefits, LLC	SF	7.10%	12.44%	8/26/2022	8/26/2027	15,511	15,511	15,632	1.2%
NationsBenefits, LLC (Revolver) (*)	SF	7.10%	12.44%	8/20/2021	8/26/2027	6,805	2,722	2,722	0.2%
NQ PE Project Colosseum Midco Inc. (~) (~~~) (~~~~)	SF	5.65%	11.00%	10/4/2022	10/4/2028	14,454	14,210	14,599	1.1%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	11.00%	10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	11.00%	10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC (~) (~~~~)	SF	5.85%	11.20%	12/14/2022	11/16/2028	9,925	9,712	10,024	0.8%
OIS Management Services, LLC	SF	5.85%	11.20%	12/14/2022	11/16/2028	3,830	3,830	3,868	0.3%
OIS Management Services, LLC (Revolver) (*)	SF	5.85%	11.20%	12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc.	SF	6.35%	11.73%	12/15/2023	12/15/2027	910	896	910	0.1%
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	9/19/2019	12/15/2027	4,550	4,536	4,550	0.3%
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	12/15/2021	12/15/2027	4,368	4,321	4,368	0.3%
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	9/19/2019	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (~~)	SF	6.35%	11.73%	8/21/2020	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (Revolver) (*)	SF	6.35%	11.73%	9/19/2019	12/15/2027	1,092	—	—	0.0%
SCP Eye Care Holdco, LLC (~) (~~~~)	SF	5.85%	11.21%	10/7/2022	10/5/2029	9,162	8,920	8,796	0.7%
SCP Eye Care Holdco, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.21%	10/7/2022	10/5/2029	8,027	5,118	4,914	0.4%
SCP Eye Care Holdco, LLC (Revolver) (*)	SF	5.85%	11.21%	10/7/2022	10/5/2029	1,442	986	915	0.1%
SDG Mgmt Company, LLC (~)	SF	6.10%	11.45%	12/29/2023	6/30/2028	21,450	21,022	21,021	1.6%
SDG Mgmt Company, LLC (Delayed Draw) (*) (**)	SF	6.10%	11.45%	12/29/2023	6/30/2028	8,569	—	—	0.0%
Seran BioScience, LLC (~~) (~~~)	SF	6.25%	11.64%	12/31/2020	7/8/2027	1,945	1,927	1,945	0.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.66%	8/21/2023	7/8/2027	1,156	267	267	0.0%
Seran BioScience, LLC	SF	6.25%	11.66%	7/8/2022	7/8/2027	2,206	2,206	2,206	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.64%	12/31/2020	7/8/2027	356	$—	$—	0.0%
SIP Care Services, LLC (~)	SF	5.85%	11.19%	7/21/2023	12/30/2026	152	152	136	0.0%
SIP Care Services, LLC (~) (~~)	SF	5.85%	11.19%	12/30/2021	12/30/2026	3,734	3,684	3,355	0.3%
SIP Care Services, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.19%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver) (*)	SF	5.85%	11.19%	12/30/2021	12/30/2026	760	228	205	0.0%
Sound Inpatient Physicians, Inc. (~) (***)	SF	3.26%	8.64%	10/12/2022	6/27/2025	2,785	2,326	935	0.1%
TigerConnect, Inc. (~~)	SF	6.90%	12.28%	2/16/2022	2/16/2028	10,000	9,850	9,800	0.8%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.90%	12.28%	2/16/2022	2/16/2028	750	453	444	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.90%	12.28%	2/16/2022	2/16/2028	1,429	—	—	0.0%
Vero Biotech Inc.	P	3.75%	12.25%	12/29/2023	12/28/2029	30,000	29,700	29,700	2.3%
WebPT, Inc. (~~)	SF	6.85%	12.24%	8/28/2019	1/18/2028	5,000	4,983	5,000	0.4%
WebPT, Inc. (Revolver) (*)	SF	6.85%	12.22%	8/28/2019	1/18/2028	521	124	124	0.0%
Whistler Parent Holdings III, Inc. (~~)	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	21,252	20,906	21,040	1.6%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.53% Cash/ PIK 4.75%	6/3/2022	6/2/2028	266	266	263	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	2,657	2,657	2,630	0.2%
						376,569	328,753	328,708	25.3%
High Tech Industries
Acquia Inc. (~~)	SF	7.25%	12.74%	11/1/2019	10/31/2025	15,429	15,288	15,429	1.2%
Acquia Inc. (Delayed Draw) (*) (**)	SF	7.50%	12.99%	11/11/2023	10/31/2025	3,092	—	—	0.0%
Acquia Inc. (Revolver) (*)	SF	7.25%	12.43%	11/1/2019	10/31/2025	588	289	289	0.0%
Amelia Holding II, LLC (~~~~)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	10,104	9,850	10,142	0.8%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	3,339	2,539	2,548	0.2%
Amelia Holding II, LLC (Revolver) (*)	SF	10.00%	14.36% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	133	133	0.0%
Arcstor Midco, LLC (***)	SF	8.10%	13.46% PIK	8/29/2023	3/16/2027	413	401	413	0.0%
BTRS Holdings Inc. (~~~~)	SF	8.00%	13.38%	12/16/2022	12/15/2028	10,000	9,737	10,000	0.8%
BTRS Holdings Inc. (Delayed Draw) (*) (**)	SF	8.00%	13.38%	12/16/2022	12/15/2028	845	414	414	0.0%
BTRS Holdings Inc. (Revolver) (*)	SF	7.25%	12.63%	12/16/2022	12/15/2028	1,067	267	267	0.0%
Drawbridge Partners, LLC (~~)	SF	6.75%	12.10%	9/1/2022	9/1/2028	15,000	14,753	15,003	1.2%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.10%	9/1/2022	9/1/2028	4,370	2,480	2,480	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	6.75%	12.10%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fortra, LLC	SF	4.10%	9.48%	12/11/2023	11/30/2026	6,982	6,618	6,635	0.5%
Fueled Digital Media, LLC (~~~)	SF	6.11%	11.46%	11/1/2022	11/1/2027	5,710	5,593	5,752	0.4%
Fueled Digital Media, LLC (~)	SF	6.11%	11.46%	11/1/2022	11/1/2027	503	503	507	0.0%
Fueled Digital Media, LLC (Revolver) (*)	SF	6.11%	11.47%	11/1/2022	11/1/2027	807	726	726	0.1%
Idera, Inc. (a)	SF	3.90%	9.28%	12/12/2023	3/2/2028	4,123	4,112	4,112	0.3%
Matrix Parent, Inc. (~) (~~~)	SF	5.00%	10.33%	11/2/2022	3/1/2029	2,493	2,300	1,704	0.1%
Medallia, Inc. (~~)	SF	6.60%	7.95% Cash/ 4.00% PIK	8/15/2022	10/27/2028	11,770	11,590	11,776	0.9%
Mindbody, Inc. (~~)	SF	7.15%	12.53%	2/15/2019	2/14/2025	1,867	1,859	1,867	0.1%
Mindbody, Inc. (~~)	SF	7.15%	12.53%	9/22/2021	2/14/2025	5,194	5,194	5,194	0.4%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.53%	2/15/2019	2/14/2025	190	—	—	0.0%
Oranje Holdco, Inc. (~) (~~~~)	SF	7.50%	12.88%	2/1/2023	2/1/2029	14,000	13,688	14,105	1.1%
Oranje Holdco, Inc. (Revolver) (*)	SF	7.50%	12.88%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC (~) (~~~~)	SF	8.40%	13.79%	12/13/2022	12/16/2027	5,626	5,487	5,626	0.4%
Optomi, LLC (~~) (~~~~)	SF	5.65%	11.04%	12/16/2021	12/16/2027	13,264	13,075	13,114	1.0%
Optomi, LLC (Revolver) (*)	SF	5.65%	11.04%	12/16/2021	12/16/2027	3,189	—	—	0.0%
Securly, Inc. (~~)	SF	7.10%	12.48%	4/20/2022	4/22/2027	3,702	3,648	3,693	0.3%
Securly, Inc. (~~)	SF	7.10%	12.45%	4/22/2021	4/22/2027	8,400	8,294	8,379	0.6%
Securly, Inc. (~~)	SF	7.10%	12.49%	4/22/2021	4/22/2027	1,938	1,938	1,934	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Securly, Inc. (Delayed Draw) (*) (**)	SF	7.10%	12.49%	4/20/2022	4/22/2027	2,585	$1,984	$1,979	0.2%
Securly, Inc. (Revolver)	SF	7.10%	12.49%	4/22/2021	4/22/2027	969	969	967	0.1%
Sparq Holdings, Inc. (~~)	SF	6.25%	11.43%	6/16/2023	6/15/2029	1,990	1,934	2,023	0.2%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.43%	6/16/2023	6/15/2029	444	—	—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.43%	6/16/2023	6/15/2029	409	—	—	0.0%
Transact Holdings Inc. (~)	SF	4.36%	9.83%	4/18/2019	4/30/2026	710	705	712	0.1%
Unanet, Inc. (~~) (~~~~)	SF	6.00%	11.35%	12/9/2022	12/8/2028	22,000	21,617	22,000	1.7%
Unanet, Inc. (Delayed Draw) (*) (**)	SF	6.00%	11.45%	12/9/2022	12/8/2028	6,947	2,837	2,837	0.2%
Unanet, Inc. (Revolver) (*)	SF	6.00%	11.45%	12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc. (~)	SF	5.25%	10.61%	8/17/2022	6/29/2029	20,889	19,698	20,113	1.5%
						218,290	190,520	192,873	14.8%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (~~) (~~~) (~~~~)	SF	5.60%	10.94%	11/24/2021	11/24/2026	16,067	15,863	16,067	1.2%
95 Percent Buyer, LLC (Revolver) (*)	SF	5.60%	10.94%	11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C. (~~~)	SF	5.85%	11.19%	10/21/2022	10/20/2028	4,962	4,857	4,956	0.4%
Calienger Holdings, L.L.C. (Delayed Draw) (*) (**)	SF	5.85%	11.19%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver) (*)	SF	5.85%	11.19%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC (~) (~~) (~~~~)	SF	5.60%	10.95%	10/11/2022	7/1/2027	38,998	38,423	38,998	3.0%
Destination Media, Inc. (~~~)	SF	7.25%	12.43%	6/21/2023	6/21/2028	6,467	6,258	6,564	0.5%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.00%	12.35%	6/21/2023	6/21/2028	3,250	395	400	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.00%	12.35%	6/21/2023	6/21/2028	670	134	134	0.0%
Madison Logic Holdings, Inc. (~)	SF	7.00%	12.35%	12/30/2022	12/29/2028	13,895	13,530	13,774	1.1%
Madison Logic Holdings, Inc. (Revolver) (*)	SF	7.00%	12.35%	12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	0.2%
North Haven USHC Acquisition, Inc. (~~) (~~~~)	SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.1%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.1%
North Haven USHC Acquisition, Inc. (~~~~)	SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	104	103	0.0%
Really Great Reading Company, Inc. (~) (~~~~)	SF	5.85%	11.20%	12/9/2022	12/9/2028	11,910	11,649	12,029	0.9%
Really Great Reading Company, Inc. (Delayed Draw) (*) (**)	SF	5.85%	11.20%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver) (*)	SF	5.85%	11.20%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC (~~) (~~~~)	SF	6.10%	11.44%	11/20/2020	11/20/2025	1,945	1,928	1,927	0.2%
Relevate Health Group, LLC (~~~) (~~~~)	SF	6.10%	11.44%	3/28/2022	11/20/2025	5,184	5,125	5,136	0.4%
Relevate Health Group, LLC (~~~)	SF	6.10%	11.44%	11/20/2020	11/20/2025	870	870	862	0.1%
Relevate Health Group, LLC (Revolver) (*)	SF	6.10%	11.43%	11/20/2020	11/20/2025	789	211	211	0.0%
Renaissance Holding Corp. (~)	SF	4.75%	10.11%	3/16/2023	4/5/2030	7,481	7,272	7,518	0.6%
Spherix Global Inc. (~) (~~)	SF	6.36%	11.71%	12/22/2021	12/22/2026	4,421	4,371	4,289	0.3%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.71%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc. (~~) (~~~)	SF	6.50%	11.97%	1/28/2020	1/28/2025	5,844	5,807	5,844	0.4%
XanEdu Publishing, Inc. (~~~)	SF	6.50%	11.97%	8/31/2022	1/28/2025	2,322	2,295	2,326	0.2%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	11.97%	1/28/2020	1/28/2025	977	—	—	0.0%
						144,454	126,518	128,517	9.9%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	503	503	494	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	152	152	149	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw) (*) (**)	SF	8.26%	13.65% PIK	9/8/2023	1/31/2028	265	223	219	0.0%
						920	878	862	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Media: Diversified & Production
Bonterra LLC (~~) (~~~~)	SF	7.25%	12.60%	9/8/2021	9/8/2027	19,042	$18,859	$18,685	1.4%
Bonterra LLC	SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	2,692	2,656	2,702	0.2%
Bonterra LLC (Revolver) (*)	SF	7.25%	12.60%	9/8/2021	9/8/2027	1,814	544	534	0.0%
Chess.com, LLC (~~) (~~~)	SF	6.60%	11.95%	12/31/2021	12/31/2027	12,772	12,587	12,725	1.0%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.95%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.35%	12.69%	2/28/2019	2/28/2025	1,000	1,000	1,000	0.1%
Crownpeak Technology, Inc. (~~)	SF	7.35%	12.69%	2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc. (~~)	SF	7.50%	12.97%	9/27/2022	2/28/2025	318	315	318	0.0%
Crownpeak Technology, Inc. (~~~~)	SF	7.35%	12.69%	9/27/2022	2/28/2025	833	833	834	0.1%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.35%	12.69%	2/28/2019	2/28/2025	125	17	17	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (~)	SF	5.76%	11.14%	11/28/2022	12/20/2024	5,345	4,516	3,992	0.3%
Sports Operating Holdings II, LLC (~)	SF	5.85%	11.21%	11/3/2022	11/3/2027	4,938	4,837	4,938	0.4%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.21%	11/3/2022	11/3/2027	3,997	402	402	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.21%	11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC (~) (~~)	SF	7.25%	12.39% Cash/ 0.50% PIK	8/26/2019	12/31/2024	1,957	1,951	1,941	0.1%
Streamland Media MidCo LLC (~)	SF	7.25%	12.39% Cash/ 0.50% PIK	3/7/2022	12/31/2024	530	523	526	0.0%
						57,656	49,055	48,629	3.6%
Services: Business
Aduro Advisors, LLC (~) (~~~~)	SF	6.25%	11.61%	5/26/2023	5/26/2028	8,458	8,262	8,507	0.7%
Aduro Advisors, LLC (Revolver)	SF	6.25%	11.61%	5/26/2023	5/26/2028	944	944	944	0.1%
Aperture Companies, LLC (~~) (~~~)	SF	6.35%	11.69%	12/31/2021	12/31/2026	14,737	14,542	14,417	1.1%
Aperture Companies, LLC (~~)	SF	6.35%	11.69%	12/31/2021	12/31/2026	4,283	4,283	4,190	0.3%
Aperture Companies, LLC (Revolver) (*)	SF	6.35%	11.69%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation (~) (~~~~)	SF	6.90%	9.04% Cash/ 3.25% PIK	4/13/2021	4/13/2027	4,837	4,787	4,875	0.4%
Aras Corporation (Revolver) (*)	P	5.50%	14.00%	4/13/2021	4/13/2027	325	282	282	0.0%
Argano, LLC (~)	SF	6.60%	11.94%	4/18/2023	4/14/2025	1,200	1,185	1,206	0.1%
Argano, LLC (~~) (~~~)	SF	6.35%	11.69%	6/10/2021	6/10/2026	8,895	8,797	8,895	0.7%
Argano, LLC (~) (~~~)	SF	6.35%	11.69%	6/10/2021	6/10/2026	3,939	3,939	3,939	0.3%
Argano, LLC (~) (~~~~)	SF	6.35%	11.69%	10/7/2022	6/10/2026	684	670	684	0.1%
Argano, LLC (~~~~)	SF	6.35%	11.69%	3/16/2022	6/10/2026	4,709	4,709	4,709	0.4%
Argano, LLC (Delayed Draw) (*) (**)	SF	6.35%	11.70%	12/6/2023	6/10/2026	1,924	481	481	0.0%
Argano, LLC (Revolver)	SF	6.35%	11.69%	6/10/2021	6/10/2026	965	965	965	0.1%
ASG III, LLC (~)	SF	6.50%	11.88%	10/31/2023	10/31/2029	20,000	19,506	19,500	1.5%
ASG III, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.88%	10/31/2023	10/31/2029	8,421	—	—	0.0%
ASG III, LLC (Revolver) (*)	SF	6.50%	11.88%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC (~)	SF	6.00%	11.19%	12/27/2023	12/27/2029	16,000	15,681	15,680	1.2%
Bloomerang, LLC (Delayed Draw) (*) (**)	SF	6.00%	11.19%	12/27/2023	12/27/2029	4,800	—	—	0.0%
Bloomerang, LLC (Revolver) (*)	SF	6.00%	11.19%	12/27/2023	12/27/2029	3,200	—	—	0.0%
Cosmos Bidco, Inc. (~~) (~~~~)	SF	6.75%	11.93%	9/15/2023	9/14/2029	36,000	35,136	36,126	2.8%
Cosmos Bidco, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.93%	9/15/2023	9/14/2029	6,750	—	—	0.0%
Cosmos Bidco, Inc. (Revolver) (*)	SF	6.75%	11.93%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC (~) (~~~~)	SF	6.50%	11.89%	8/29/2023	8/29/2029	20,000	19,514	20,000	1.5%
E-Discovery Acquireco, LLC (Revolver) (*)	SF	6.50%	11.89%	8/29/2023	8/29/2029	1,818	—	—	0.0%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (c)	SF	6.85%	12.20%	9/21/2021	9/21/2027	16,535	16,323	16,535	1.3%
ecMarket Inc. and Conexiom US Inc. (~~) (<) (c)	SF	6.85%	12.20%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw) (<) (*) (**) (c)	SF	6.85%	12.20%	5/4/2023	9/21/2027	2,063	1,677	1,677	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver) (<) (*) (c)	SF	6.85%	12.20%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC (~) (~~~~)	SF	6.10%	11.46%	12/8/2022	12/8/2027	12,870	12,576	12,999	1.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Edustaff, LLC (Revolver) (*)	SF	6.10%	11.46%	12/8/2022	12/8/2027	2,364	$—	$—	0.0%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	12.21%	7/9/2019	7/9/2025	3,900	3,874	3,888	0.3%
HS4 Acquisitionco, Inc. (~~)	SF	6.85%	12.21%	10/6/2021	7/9/2025	4,237	4,237	4,224	0.3%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	12.21%	7/9/2019	7/9/2025	325	219	218	0.0%
iCIMS, Inc. (~~)	SF	7.25%	12.62%	10/24/2022	8/18/2028	8,000	7,879	8,030	0.6%
Interstate BidCo, LLC (~)	SF	6.00%	11.35%	12/27/2023	12/27/2029	15,000	14,701	14,700	1.1%
Interstate BidCo, LLC (Delayed Draw) (*) (**)	SF	6.00%	11.35%	12/27/2023	12/27/2029	8,333	—	—	0.0%
Interstate BidCo, LLC (Revolver) (*)	SF	6.00%	11.35%	12/27/2023	12/27/2029	3,125	—	—	0.0%
Kingsley Gate Partners, LLC (~)	SF	6.65%	12.04%	12/9/2022	12/11/2028	2,978	2,926	2,940	0.2%
Kingsley Gate Partners, LLC	SF	6.65%	12.04%	12/9/2022	12/11/2028	955	955	943	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	12.04%	12/9/2022	12/11/2028	2,998	658	650	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	12.04%	12/9/2022	12/11/2028	1,200	—	—	0.0%
Milrose Consultants, LLC (~) (~~~)	SF	7.15%	12.54%	8/31/2023	8/31/2028	44,888	43,715	45,044	3.5%
Milrose Consultants, LLC (Delayed Draw) (*) (**)	SF	7.15%	12.54%	8/31/2023	8/31/2028	2,009	—	—	0.0%
Milrose Consultants, LLC (Revolver) (*)	SF	7.15%	12.54%	8/31/2023	8/31/2028	2,308	—	—	0.0%
Moonraker Acquisitionco LLC (~)	SF	6.00%	11.36%	9/30/2022	8/4/2028	6,930	6,814	6,930	0.5%
Moonraker Acquisitionco LLC (Delayed Draw) (*) (**)	SF	6.00%	11.36%	9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver) (*)	SF	6.00%	11.35%	9/30/2022	8/4/2028	933	93	93	0.0%
NFM & J, L.P. (~) (~~) (~~~~)	SF	5.85%	11.22%	11/15/2023	11/30/2027	13,348	13,088	13,081	1.0%
NFM & J, L.P. (Delayed Draw) (*) (**)	SF	5.85%	11.22%	11/15/2023	11/30/2027	7,416	—	—	0.0%
NFM & J, L.P. (Revolver) (*)	SF	5.85%	11.22%	11/15/2023	11/30/2027	5,273	—	—	0.0%
Onix Networking Corp. (~)	SF	5.75%	11.10%	10/2/2023	10/2/2029	15,000	14,702	14,700	1.1%
Onix Networking Corp. (Revolver) (*)	SF	5.75%	11.10%	10/2/2023	10/2/2029	5,000	—	—	0.0%
Prototek LLC	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	7,943	7,742	7,617	0.6%
Prototek LLC (Revolver) (*)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Relativity ODA LLC (~) (~~~~)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	5,267	5,186	5,262	0.4%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc. (~~)	SF	6.25%	11.73%	7/2/2021	7/2/2027	4,148	4,092	4,142	0.3%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.74%	11/30/2022	7/2/2027	166	162	166	0.0%
Sundance Group Holdings, Inc. (~~~~)	SF	6.25%	11.72%	7/2/2021	7/2/2027	1,244	1,244	1,242	0.1%
Sundance Group Holdings, Inc. (Revolver) (*)	SF	6.35%	11.72%	7/2/2021	7/2/2027	498	249	248	0.0%
Teneo Holdings LLC (~)	SF	5.35%	10.71%	5/25/2023	7/11/2025	2,977	2,977	2,979	0.2%
The GEO Group, Inc. (~) (<)	SF	7.13%	12.48%	4/5/2023	3/23/2027	9,807	9,956	10,052	0.8%
Thryv, Inc. (~) (<)	SF	8.61%	13.97%	9/7/2022	2/27/2026	6,592	6,545	6,600	0.5%
Verdantas LLC (~)	SF	7.60%	12.96%	2/28/2023	7/1/2026	3,970	3,887	3,966	0.3%
Verdantas LLC (Delayed Draw) (*) (**)	SF	7.60%	12.96%	2/28/2023	7/1/2026	2,000	—	—	0.0%
Vhagar Purchaser, LLC (~~~~)	SF	7.00%	12.39%	6/9/2023	6/8/2029	10,000	9,723	10,000	0.8%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.39%	6/9/2023	6/8/2029	2,222	500	500	0.0%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.39%	6/9/2023	6/8/2029	1,111	—	—	0.0%
WPEngine, Inc. (~~) (~~~~)	SF	6.50%	11.92%	8/14/2023	8/14/2029	16,500	16,021	16,550	1.3%
WPEngine, Inc. (Revolver) (*)	SF	6.50%	11.92%	8/14/2023	8/14/2029	1,650	—	—	0.0%
						454,164	357,695	362,667	27.8%
Services: Consumer
The Black Tux, LLC (~~~~)	SF	6.50%	11.86%	12/27/2023	12/27/2028	10,500	10,421	10,421	0.8%
The Black Tux, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.86%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Black Tux, LLC (Revolver) (*)	SF	6.50%	11.86%	12/27/2023	12/27/2028	1,944	—	—	0.0%
Clydesdale Holdings, LLC (~)	SF	6.25%	11.60%	12/28/2023	6/23/2028	5,000	4,875	5,040	0.4%
Clydesdale Holdings, LLC (~) (~~)	SF	6.40%	11.75%	7/19/2023	6/23/2028	4,988	4,871	5,027	0.4%
Clydesdale Holdings, LLC (~)	SF	5.65%	11.00%	6/24/2022	6/23/2028	14,813	14,577	14,598	1.1%
Clydesdale Holdings, LLC (Delayed Draw) (*) (**)	SF	5.65%	11.00%	6/24/2022	6/23/2028	21,057	17,232	16,982	1.3%
Clydesdale Holdings, LLC (Revolver) (*)	SF	5.65%	11.00%	6/24/2022	6/23/2028	4,523	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Denali Midco 2, LLC	SF	6.60%	11.96%	9/13/2022	12/22/2027	12,344	$12,042	$12,381	1.0%
Denali Midco 2, LLC (Delayed Draw) (*) (**)	SF	6.60%	11.96%	9/13/2022	12/22/2027	12,445	8,612	8,638	0.7%
Expedited Travel, LLC (~) (~~) (~~~~)	SF	6.61%	11.96%	11/8/2023	11/8/2028	16,000	15,608	15,600	1.2%
Expedited Travel, LLC (Revolver) (*)	SF	6.61%	11.96%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC (~)	SF	6.76%	12.16%	7/14/2022	7/14/2028	9,985	9,937	9,985	0.8%
Express Wash Acquisition Company, LLC	SF	6.76%	12.16%	7/14/2022	7/14/2028	2,138	2,138	2,138	0.2%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.16%	7/14/2022	7/14/2028	536	295	295	0.0%
The Hertz Corporation (<) (a)	SF	3.75%	9.11%	12/12/2023	6/30/2028	5,000	4,975	4,975	0.4%
Light Wave Dental Management, LLC (~~~) (~~~~)	SF	7.00%	12.35%	6/30/2023	6/30/2029	27,363	26,576	27,390	2.1%
Light Wave Dental Management, LLC (Revolver) (*)	SF	7.00%	12.35%	6/30/2023	6/30/2029	3,802	2,757	2,757	0.2%
Mammoth Holdings, LLC	SF	5.75%	11.10%	11/15/2023	11/15/2030	21,818	21,389	21,382	1.6%
Mammoth Holdings, LLC (Delayed Draw) (*) (**)	SF	5.75%	11.10%	11/15/2023	11/15/2030	5,455	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (*)	SF	5.75%	11.10%	11/15/2023	11/15/2029	2,727	—	—	0.0%
Pacific Bells, LLC (~~~)	SF	4.50%	10.11%	11/2/2022	11/10/2028	2,909	2,750	2,902	0.2%
Viad Corp (~) (<)	SF	5.11%	10.47%	9/12/2022	7/28/2028	4,043	3,966	4,038	0.3%
						192,834	163,021	164,549	12.7%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (~) (*) (**)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	2,532	2,861	0.2%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	247	247	0.0%
Calabrio, Inc. (Delayed Draw) (~~) (*) (**)	SF	7.13%	12.48%	12/19/2023	4/16/2027	1,173	—	—	0.0%
Calabrio, Inc. (~~)	SF	7.13%	12.48%	4/16/2021	4/16/2027	8,000	7,873	8,050	0.6%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.48%	4/16/2021	4/16/2027	963	551	551	0.0%
DataOnline Corp. (~~) (~~~~)	SF	5.65%	11.04%	11/13/2019	11/13/2025	35,040	34,921	35,022	2.7%
DataOnline Corp. (Revolver)	SF	5.65%	11.00%	11/13/2019	11/13/2025	3,701	3,701	3,701	0.3%
EOS Finco S.A.R.L. (~) (~~~) (<) (c)	SF	5.75%	11.10%	8/3/2022	8/20/2027	7,265	7,164	6,702	0.5%
Patagonia Holdco LLC (~) (<) (c)	SF	5.75%	11.12%	8/5/2022	8/1/2029	14,813	12,489	13,520	1.0%
Sandvine Corporation (~)	SF	4.50%	9.97%	3/8/2021	10/31/2025	1,143	1,143	926	0.1%
						75,852	70,621	71,580	5.4%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc. (~)	SF	4.85%	10.21%	5/26/2023	4/26/2028	6,284	6,040	6,248	0.5%
Complete Innovations Inc. (~) (<) (b) (c)	C	6.00%	11.40%	12/16/2020	12/16/2025	8,285	8,530	8,285	0.6%
Complete Innovations Inc. (~) (<) (b) (c)	C	6.00%	11.40%	12/16/2020	12/16/2025	1,051	1,098	1,051	0.1%
Fiasco Enterprises, LLC (~~~)	SF	6.36%	11.71%	5/6/2022	5/6/2027	6,913	6,822	6,774	0.5%
Fiasco Enterprises, LLC (~)	SF	6.61%	11.96%	12/15/2022	5/6/2027	8,337	8,133	8,179	0.6%
Fiasco Enterprises, LLC (Revolver) (*)	SF	6.61%	11.96%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC (~) (~~~) (~~~~)	SF	5.00%	10.39%	11/17/2022	11/15/2029	21,722	21,246	21,678	1.7%
Kenco PPC Buyer LLC (Delayed Draw) (*) (**)	SF	5.00%	10.39%	11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver) (*)	SF	5.00%	10.39%	11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc. (~) (~~) (~~~~)	SF	6.50%	11.68%	11/1/2022	11/1/2028	16,875	16,434	16,824	1.3%
Randys Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.68%	11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver) (*)	SF	6.50%	11.68%	11/1/2022	11/1/2028	2,273	656	654	0.1%
RS Acquisition, LLC (~~) (~~~)	SF	6.10%	11.44%	12/13/2021	12/14/2026	10,808	10,667	10,620	0.8%
RS Acquisition, LLC (~) (~~~~)	SF	6.10%	11.44%	12/13/2021	12/14/2026	9,986	9,986	9,812	0.8%
RS Acquisition, LLC (Revolver) (*)	SF	6.10%	11.44%	12/13/2021	12/14/2026	1,264	885	885	0.1%
						109,887	90,497	91,010	7.1%
Utilities: Electric
Central Moloney, LLC (~) (~~~)	SF	6.75%	12.10%	12/19/2023	10/20/2028	36,500	35,594	35,588	2.7%
						36,500	35,594	35,588	2.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Wholesale
IF & P Holdings Company, LLC (~) (~~~)	SF	5.63%	11.07%	10/6/2022	10/3/2028	23,628	$23,130	$23,385	1.8%
IF & P Holdings Company, LLC (~)	SF	6.00%	11.45%	5/25/2023	10/3/2028	6,633	6,445	6,633	0.5%
IF & P Holdings Company, LLC (Revolver) (*)	SF	5.63%	10.91%	10/6/2022	10/3/2028	2,800	1,442	1,442	0.1%
S&S Holdings LLC (~)	SF	5.10%	10.50%	3/10/2021	3/10/2028	2,918	2,858	2,861	0.2%
						35,979	33,875	34,321	2.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						2,481,979	2,136,933	2,146,391	164.8%

Unitranche Secured Loans (<<)
Aerospace & Defense
Cassavant Holdings, LLC (~) (~~)	SF	7.61%	12.96%	9/8/2021	9/8/2026	13,784	13,623	13,784	1.1%
						13,784	13,623	13,784	1.1%
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver) (*) (e)	SF	12.00%	17.34%	11/3/2023	11/3/2026	1,000	167	165	0.0%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver) (*) (f)	SF	10.00%	13.36% Cash/ 2.00% PIK	12/8/2023	12/8/2026	333	200	197	0.0%
						1,333	367	362	0.0%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd. (<) (c)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	25,946	25,946	26,041	2.0%
						25,946	25,946	26,041	2.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (~)	SF	5.60%	10.96%	4/19/2022	4/19/2028	23,206	22,848	21,497	1.7%
						23,206	22,848	21,497	1.7%
Environmental Industries
StormTrap, LLC (~~~)	SF	5.25%	10.72%	3/25/2022	3/24/2028	6,437	6,348	6,437	0.5%
StormTrap, LLC (Delayed Draw) (*) (**)	SF	5.25%	10.72%	3/25/2022	3/24/2028	2,222	—	—	0.0%
						8,659	6,348	6,437	0.5%
Healthcare & Pharmaceuticals
Evolve Biologics Inc. (~) (<)	SF	16.00%	10.67% Cash/ 10.67% PIK	12/20/2022	12/18/2026	19,093	18,785	18,997	1.5%
Evolve Biologics Inc. (Delayed Draw) (<) (*) (**)	SF	16.00%	10.67% Cash/ 10.67% PIK	12/20/2022	12/18/2026	19,410	—	—	0.0%
						38,503	18,785	18,997	1.5%
Media: Advertising, Printing & Publishing
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.46%	12/3/2021	12/3/2026	9,358	9,252	9,358	0.7%
New Engen, Inc. (~~) (~~~)	SF	5.11%	10.46%	12/27/2021	12/3/2026	7,902	7,902	7,902	0.6%
						17,260	17,154	17,260	1.3%
Media: Diversified & Production
Park County Holdings, LLC	SF	6.75%	12.11%	11/29/2023	11/29/2029	45,000	44,337	44,325	3.4%
						45,000	44,337	44,325	3.4%
Services: Business
ASG II, LLC (~)	SF	6.40%	11.78%	5/25/2022	5/25/2028	15,000	14,756	15,000	1.1%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.78%	5/25/2022	5/25/2028	2,250	1,350	1,350	0.1%
Onit, Inc. (~)	SF	7.50%	12.97%	12/20/2021	5/2/2025	16,800	16,663	16,800	1.3%
						34,050	32,769	33,150	2.5%
Telecommunications
VB E1, LLC (~)	SF	7.75%	13.10%	11/18/2020	11/18/2026	3,000	3,000	3,000	0.2%
						3,000	3,000	3,000	0.2%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						210,741	185,177	184,853	14.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp. (~)	SF	7.00%	6.18% Cash/ 6.17% PIK	11/3/2023	5/7/2027	1,687	$1,684	$1,046	0.1%
						1,687	1,684	1,046	0.1%
Automotive
First Brands Group, LLC (fka Trico Group, LLC) (a)	SF	8.50%	14.38%	12/11/2023	12/29/2028	9,936	9,507	9,470	0.7%
						9,936	9,507	9,470	0.7%
Banking
MoneyLion, Inc. (~) (<)	SF	9.51%	14.86%	3/25/2022	3/24/2026	17,411	17,290	17,563	1.4%
						17,411	17,290	17,563	1.4%
Construction & Building
Sundy Village West Mezz Borrower, LLC (Delayed Draw) (<) (*) (**)	SF	6.25%	11.61%	12/21/2023	12/21/2026	37,349	24,110	23,870	1.9%
Sundy Village West Mezz Borrower, LLC (Delayed Draw) (<) (*) (**)	SF	11.25%	16.61% PIK	12/21/2023	12/21/2026	12,651	3,012	2,982	0.2%
						50,000	27,122	26,852	2.1%
FIRE: Real Estate
Florida East Coast Industries, LLC (<)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	1,933	1,923	1,934	0.2%
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	9,643	9,643	9,493	0.7%
Witkoff/Monroe 700 JV LLC (<)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,668	1,668	1,642	0.1%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (<) (*) (**)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	3,001	1,925	1,895	0.1%
						16,245	15,159	14,964	1.1%
High Tech Industries
Arcstor Midco, LLC (~) (***)	SF	7.85%	13.21% PIK	3/16/2021	3/16/2027	12,192	11,950	5,828	0.5%
Arcstor Midco, LLC (~) (***)	SF	8.10%	13.46% PIK	7/14/2023	3/16/2027	413	401	413	0.0%
						12,605	12,351	6,241	0.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	5/2/2019	n/a (g)	477	477	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	5/2/2019	n/a (g)	150	150	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	5/2/2019	n/a (g)	57	57	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	n/a	n/a	n/a (###)	11/4/2019	n/a (g)	92	92	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	396	396	348	0.0%
						1,172	1,172	348	0.0%
Services: Business
Argano, LLC (####)	P	(1.00)%	7.50%	11/7/2023	6/29/2024	28	28	28	0.0%
						28	28	28	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						109,084	84,313	76,512	5.9%

Equity Securities (#) (##)
Automotive
Born To Run, LLC (692,841 Class A units)	—	—	— (###)	4/1/2021	—	—	693	—	0.0%
Lifted Trucks Holdings, LLC (158,730 Class A shares) (####)	—	—	— (###)	8/2/2021	—	—	159	82	0.0%
							852	82	0.0%

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$726	$690	0.1%
Bluesight, Inc. (311 Class A preferred units)	n/a	n/a	9.00% PIK	7/17/2023	—	—	311	286	0.0%
Bluesight, Inc. (166,310 Class B common units)	—	—	— (###)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	—	—	— (###)	6/30/2021	—	—	578	584	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	—	—	— (###)	6/30/2021	—	—	—	88	0.0%
Evolve Biologics Inc. (0.1% of equity commitments) (<)	—	—	— (###)	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity) (<)	—	—	— (###)	12/20/2022	12/20/2032	—	—	146	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.3% of the equity)	—	—	— (###)	1/31/2023	—	—	981	844	0.1%
NationsBenefits, LLC (356,658 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,393	2,162	0.2%
NationsBenefits, LLC (326,667 common units) (####)	—	—	— (###)	8/20/2021	—	—	468	—	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	—	—	— (###)	10/4/2022	—	—	1,365	1,361	0.1%
Seran BioScience, LLC (26,666 common units) (####)	—	—	— (###)	12/31/2020	—	—	267	604	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)	—	—	— (###)	12/29/2023	12/29/2033	—	—	—	0.0%
							7,089	6,765	0.5%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (###)	12/21/2022	12/21/2032	—	—	144	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	—	—	— (###)	9/1/2022	—	—	652	735	0.1%
Optomi, LLC (278 Class A units) (####)	—	—	— (###)	12/16/2021	—	—	278	447	0.0%
Recorded Future, Inc. (40,243 Class A units) (i)	—	—	— (###)	7/3/2019	—	—	40	130	0.0%
Sparq Holdings, Inc. (600,000 common units)	—	—	— (###)	6/15/2023	—	—	600	624	0.1%
Unanet, Inc. (1,621,053 shares of common stock)	—	—	— (###)	12/5/2022	—	—	1,622	2,237	0.2%
							3,192	4,317	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units) (####)	—	—	— (###)	12/31/2020	—	—	95	95	0.0%
							95	95	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units) (####)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	922	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units) (####)	—	—	— (###)	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)	n/a	n/a	8.00% PIK	12/27/2021	—	—	417	353	0.0%
New Engen, Inc. (5,067 Class B common units)	—	—	— (###)	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	—	—	— (###)	12/9/2022	—	—	369	466	0.0%
Relevate Health Group, LLC (96 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	96	46	0.0%
Relevate Health Group, LLC (96 Class B common units)	—	—	— (###)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	—	—	— (###)	12/22/2021	—	—	333	143	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	65	296	0.0%
							2,238	2,794	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,110,000 Class A units)	—	—	— (###)	7/31/2023	—	—	1,110	453	0.0%
							1,110	453	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units) (####)	—	—	— (###)	12/31/2021	—	—	189	162	0.0%
							189	162	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Business
Argano, LLC (62,574 common units) (####)	—	—	— (###)	6/10/2021	—	—	$317	$552	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	—	—	— (###)	9/15/2023	—	—	2,250	2,188	0.2%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares) (<) (c)	—	—	— (###)	9/21/2021	—	—	723	761	0.1%
Edustaff, LLC (591 shares of common stock) (####)	—	—	— (###)	12/8/2022	—	—	591	795	0.1%
Onix Networking Corp. (2,000,000 shares of common stock)	—	—	— (###)	10/2/2023	—	—	2,000	2,000	0.2%
Skillsoft Corp. (1,308 Class A shares) (~) (<) (j)	—	—	— (###)	6/11/2021	—	—	508	23	0.0%
							6,389	6,319	0.6%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units) (####)	—	—	— (###)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	36	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units) (####)	—	—	— (###)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units) (####)	—	—	— (###)	11/15/2023	—	—	142	29	0.0%
IDIG Parent, LLC (192,908 shares of common stock) (####) (k)	—	—	— (###)	1/4/2021	—	—	196	240	0.0%
Light Wave Dental Management, LLC (300,218 Class A units) (####)	—	—	— (###)	6/30/2023	—	—	3,002	2,880	0.2%
							3,375	3,185	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	—	—	— (###)	6/10/2022	6/10/2032	—	84	99	0.0%
							84	99	0.0%
Transportation: Cargo
RS Acquisition, LLC (838,077 common units) (####)	—	—	— (###)	1/12/2022	—	—	1,439	1,162	0.1%
							1,439	1,162	0.1%
Utilities: Electric
Central Moloney, LLC (4,451 Class A preferred units)	n/a	n/a	10.00% PIK	10/20/2023	—	—	4,451	4,451	0.3%
Central Moloney, LLC (4,451 Class B common units)	—	—	— (###)	10/20/2023	—	—	—	—	0.0%
							4,451	4,451	0.3%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	—	—	— (###)	10/3/2022	—	—	1,500	1,521	0.1%
IF & P Holdings Company, LLC (1,500 Class B common units)	—	—	— (###)	10/3/2022	—	—	—	—	0.0%
							1,500	1,521	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							44,332	45,097	3.4%
Total Non-Controlled/Non-Affiliate Company Investments							$2,450,755	$2,452,853	188.3%

Non-Controlled Affiliate Company Investments (#####)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver) (<) (*)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	$3,323	$3,323	0.3%
						4,875	3,323	3,323	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Business
Nastel Technologies, LLC (~~)	SF	6.61%	11.96%	9/21/2022	9/21/2027	3,500	$3,441	$3,500	0.3%
Nastel Technologies, LLC (Revolver) (*)	SF	6.61%	11.96%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC (~)	SF	7.86%	13.21%	10/6/2023	10/6/2028	12,500	11,983	11,969	0.9%
Zodega Landscaping, LLC (Revolver) (*)	SF	7.86%	13.21%	10/6/2023	10/6/2028	1,984	—	—	0.0%
						18,352	15,424	15,469	1.2%
Transportation: Cargo
SheerTrans Solutions, LLC (~)	SF	8.11%	9.47% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,101	5,020	5,101	0.3%
SheerTrans Solutions, LLC (Revolver) (*)	SF	8.11%	9.47% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,466	959	959	0.1%
						6,567	5,979	6,060	0.4%
Total Non-Controlled/Affiliate Senior Secured Loans						29,794	24,726	24,852	1.9%
Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (<)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	6,557	0.5%
SFR Holdco, LLC (<)	n/a	n/a	8.00%	3/1/2022	7/28/2028	4,388	4,387	4,917	0.4%
						10,238	10,237	11,474	0.9%
Total Non-Controlled/Affiliate Junior Secured Loans						10,238	10,237	11,474	0.9%

Equity Securities (##) (#####)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments) (<)	—	—	— (###)	8/6/2021	—	—	3,900	4,371	0.3%
SFR Holdco, LLC (10.5% of equity commitments) (<)	—	—	— (###)	3/1/2022	—	—	2,925	3,278	0.3%
							6,825	7,649	0.6%
High Tech Industries
ClearlyRated Capital, LLC (5,500,000 Class A units)	—	—	— (###)	6/1/2023	—	—	5,500	5,500	0.4%
							5,500	5,500	0.4%
Services: Business
Nastel Technologies, LLC (3,408 Class A units) (####)	—	—	— (###)	9/21/2022	—	—	3,408	4,226	0.3%
Zodega Landscaping, LLC (124,206 preferred interests) (l)	—	—	— (###)	10/6/2023	—	—	12,421	12,421	1.0%
							15,829	16,647	1.3%
Transportation: Cargo
SheerTrans Solutions, LLC (9,191,624 preferred interests) (####)	—	—	— (###)	7/29/2022	—	—	9,192	9,192	0.7%
							9,192	9,192	0.7%
Total Non-Controlled/Affiliate Equity Securities							37,346	38,988	3.0%
Total Non-Controlled/Affiliate Company Investments							$72,309	$75,314	5.8%

TOTAL INVESTMENTS							$2,523,064	$2,528,167	194.1%

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
______________________________________
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
(e) This investment is subject to a servicing agreement whereby the Company earns an effective yield of 18.05% net of servicing fees.
(f) This investment is subject to a servicing agreement whereby the Company earns an effective yield of 15.71% net of servicing fees.
(g) This is a demand note with no stated maturity.
(h) As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(i) As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(j) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(k) As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
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
On January 24, 2024, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV III LLC (the “SPV III”), for purposes of entering into a senior secured term credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA. See Note 7 for additional information on the SPV III Credit Facility.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to current period presentation.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, SPV III, the 2022 Issuer, the 2023 Issuer and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.
Fair Value of Financial Instruments
The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 for further discussion regarding the fair value measurements and hierarchy.
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
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2024 and 2023, the Company received return of capital distributions from its equity investments of zero and $14, respectively.

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
Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $48,012 and $45,234 as of March 31, 2024 and December 31, 2023, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2024 and 2023 totaled $8,894 and $1,873, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2024	2023
Interest income	$77,074	$41,457
PIK interest income	2,994	2,112
Dividend income (1)	152	105
Fee income	101	238
Prepayment gain (loss)	1,061	328
Accretion of discounts and amortization of premiums	2,602	1,612
Total investment income	$83,984	$45,852
_________________________________________
(1)During the three months ended March 31, 2024 and 2023, dividend income includes PIK dividends of $152 and $93, respectively.
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
Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of March 31, 2024 and December 31, 2023, there were six and four borrowers, respectively, with a loan or preferred equity securities on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $15,946 and $12,389 at March 31, 2024 and December 31, 2023, respectively.
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
Segments
In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.
Cash and Cash Equivalents
Cash, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the SPV, SPV II, 2022 Issuer and 2023 Issuer. Cash and cash equivalents held within the SPV, SPV II, 2022 Issuer and 2023 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of March 31, 2024 and December 31, 2023, restricted cash and cash equivalents included $26,602 and $38,388, respectively, held within the SPV, $3,897 and $3,057, respectively, held within the SPV II, $9,707 and $10,996, respectively, held within the 2022 Issuer and $7,607 and $7,728, respectively, held within the 2023 Issuer.
Unamortized Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and December 31, 2023, the Company had unamortized deferred financing costs of $12,916 and $14,612, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2024 and 2023 was $1,999 and $730, respectively.
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
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for the preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2024 and 2023 the Company recorded a net expense (benefit) on the consolidated statements of operations of $125 and $195 for U.S. federal excise tax, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded an accrual for U.S. federal excise taxes of $125 and $450, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2024 and 2023, the Company recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries. As of both March 31, 2024 and December 31, 2023, there were no payables for corporate-level income taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2024. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2024, except as disclosed in Note 13.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 for both the three months ended March 31, 2024 and 2023.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$2,414,064	86.2%	$2,161,659	85.7%
Unitranche secured loans	173,933	6.2	185,177	7.3
Junior secured loans	107,697	3.8	94,550	3.8
Equity securities	105,803	3.8	81,678	3.2
Total	$2,801,497	100.0%	$2,523,064	100.0%

	March 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$2,432,957	86.5%	$2,171,243	85.9%
Unitranche secured loans	174,337	6.2	184,853	7.3
Junior secured loans	102,443	3.6	87,986	3.5
Equity securities	104,480	3.7	84,085	3.3
Total	$2,814,217	100.0%	$2,528,167	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2024		December 31, 2023
Amortized Cost:
International	$117,440	4.2%	$116,117	4.6%
Midwest	513,063	18.3	464,411	18.4
Northeast	622,158	22.2	602,303	23.9
Northwest	73,017	2.6	72,401	2.9
Southeast	705,541	25.2	609,720	24.2
Southwest	325,150	11.6	303,643	12.0
West	445,128	15.9	354,469	14.0
Total	$2,801,497	100.0%	$2,523,064	100.0%

	March 31, 2024		December 31, 2023
Fair Value:
International	$111,598	4.0%	$112,077	4.4%
Midwest	510,999	18.2	462,371	18.3
Northeast	624,654	22.2	605,226	23.9
Northwest	74,812	2.6	73,706	2.9
Southeast	720,579	25.6	616,182	24.4
Southwest	327,924	11.6	303,605	12.0
West	443,651	15.8	355,000	14.1
Total	$2,814,217	100.0%	$2,528,167	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2024		December 31, 2023
Amortized Cost:
Aerospace & Defense	$18,034	0.6%	$24,306	1.0%
Automotive	71,589	2.6	55,374	2.2
Banking	32,345	1.2	32,289	1.3
Beverage, Food & Tobacco	31,667	1.1	43,443	1.7
Capital Equipment	154,630	5.5	153,516	6.1
Chemicals, Plastics & Rubber	1,047	—	738	—
Construction & Building	112,577	4.0	97,869	3.9
Consumer Goods: Durable	45,619	1.6	45,961	1.8
Consumer Goods: Non-Durable	62,498	2.2	49,303	2.0
Containers, Packaging & Glass	13,842	0.5	13,857	0.5
Energy: Oil & Gas	19,539	0.7	20,128	0.8
Environmental Industries	50,847	1.8	35,805	1.4
FIRE: Finance	204,914	7.3	185,745	7.4
FIRE: Insurance	32,401	1.2	23,848	0.9
FIRE: Real Estate	86,569	3.1	81,184	3.2
Healthcare & Pharmaceuticals	385,011	13.7	354,627	14.1
High Tech Industries	229,350	8.2	211,563	8.4
Hotels, Gaming & Leisure	95	—	95	—
Media: Advertising, Printing & Publishing	148,057	5.3	145,910	5.8
Media: Broadcasting & Subscription	3,364	0.1	3,160	0.1
Media: Diversified & Production	102,647	3.7	93,581	3.7
Services: Business	488,661	17.4	428,134	17.0
Services: Consumer	179,398	6.4	166,396	6.6
Telecommunications	88,999	3.2	73,705	2.9
Transportation: Cargo	141,418	5.1	107,107	4.2
Utilities: Electric	60,119	2.2	40,045	1.6
Wholesale	36,260	1.3	35,375	1.4
Total	$2,801,497	100.0%	$2,523,064	100.0%

	March 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$17,421	0.6%	$23,871	0.9%
Automotive	67,163	2.4	52,433	2.1
Banking	30,973	1.1	31,338	1.2
Beverage, Food & Tobacco	31,770	1.1	43,420	1.7
Capital Equipment	156,456	5.6	153,448	6.1
Chemicals, Plastics & Rubber	904	—	555	—
Construction & Building	114,351	4.1	99,032	3.9
Consumer Goods: Durable	44,297	1.6	43,879	1.7
Consumer Goods: Non-Durable	60,313	2.1	47,767	1.9
Containers, Packaging & Glass	13,863	0.5	13,978	0.6
Energy: Oil & Gas	19,949	0.7	19,939	0.8
Environmental Industries	52,036	1.8	36,964	1.5
FIRE: Finance	205,530	7.3	188,094	7.4
FIRE: Insurance	32,262	1.1	23,624	0.9
FIRE: Real Estate	88,389	3.1	82,981	3.3
Healthcare & Pharmaceuticals	389,829	13.9	354,470	14.0
High Tech Industries	226,304	8.0	208,931	8.3
Hotels, Gaming & Leisure	120	—	95	—
Media: Advertising, Printing & Publishing	150,798	5.4	148,571	5.9
Media: Broadcasting & Subscription	1,480	0.1	1,663	0.1
Media: Diversified & Production	101,932	3.6	93,116	3.7
Services: Business	497,993	17.7	434,280	17.2
Services: Consumer	181,453	6.5	167,734	6.6
Telecommunications	89,567	3.2	74,679	3.0
Transportation: Cargo	140,194	5.0	107,424	4.2
Utilities: Electric	62,030	2.2	40,039	1.6
Wholesale	36,840	1.3	35,842	1.4
Total	$2,814,217	100.0%	$2,528,167	100.0%
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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 – Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.
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
For periods prior to September 30, 2022, the Board determined the fair value of the Company’s investments. On September 30, 2022, pursuant to SEC Rule 2a-5 of the 1940 Act, the Board designated MC Advisors as the Company’s valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Company’s investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
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
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.
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
As of March 31, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
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

Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2024	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$2,432,957	$2,432,957
Unitranche secured loans	—	—	174,337	174,337
Junior secured loans	—	—	102,443	102,443
Equity securities	181	—	104,299	104,480
Total investments	$181	$—	$2,814,036	$2,814,217
Foreign currency forward contracts asset (liability)	$—	$(734)	$—	$(734)

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$2,171,243	$2,171,243
Unitranche secured loans	—	—	184,853	184,853
Junior secured loans	—	—	87,986	87,986
Equity securities	23	—	84,062	84,085
Total investments	$23	$—	$2,528,144	$2,528,167
Foreign currency forward contracts asset (liability)	$—	$(3,087)	$—	$(3,087)
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.50% to 21.32% at March 31, 2024 and 7.50% to 21.34% at December 31, 2023. The maturity dates on the loans outstanding at March 31, 2024 range between June 2024 and March 2031.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2024 and 2023:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144
Net realized gain (loss) on investments	—	—	—	4	4
Net change in unrealized gain (loss) on investments	7,285	727	3,334	(3,754)	7,592
Purchases of investments and other adjustments to cost (1)	340,806	2,438	15,059	10,487	368,790
Proceeds from principal payments and sales of investments (2)	(75,787)	(13,681)	(274)	(619)	(90,361)
Reclassifications (3)	(10,590)	—	(3,662)	14,252	—
Transfers in (out) of Level 3 (4)	—	—	—	(133)	(133)
Balance as of March 31, 2024	$2,432,957	$174,337	$102,443	$104,299	$2,814,036

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962
Net realized gain (loss) on investments	(5)	—	—	949	944
Net change in unrealized gain (loss) on investments	3,738	265	84	501	4,588
Purchases of investments and other adjustments to cost (1)	97,250	890	2,119	3,882	104,141
Proceeds from principal payments and sales of investments (2)	(31,623)	(153)	(2,039)	(962)	(34,777)
Reclassifications (3)	—	—	—	—	—
Transfers in (out) of Level 3 (4)	—	—	—	—	—
Balance as of March 31, 2023	$1,320,148	$128,380	$44,633	$50,697	$1,543,858
_________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.
(4)Represents non-cash transfers between fair value categories.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2024 and 2023, attributable to Level 3 investments still held at March 31, 2024 and 2023, was $3,698 and $5,633, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the three months ended March 31, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2023.

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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2024 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$1,553,692		Discounted cash flow	EBITDA multiples	10.9x	3.8x	22.4x
				Market yields	11.3%	8.9%	21.0%
Senior secured loans	585,084		Discounted cash flow	Revenue multiples	7.5x	0.8x	19.0x
				Market yields	11.5%	9.2%	21.0%
Senior secured loans	12,307		Enterprise value	Revenue multiples	0.5x	0.4x	1.7x
Senior secured loans	9,346		Liquidation	Probability weighting of alternative outcomes	92.3%	92.3%	92.3%
Senior secured loans	5,119		Enterprise value	EBITDA multiples	9.5x	9.5x	9.5x
Unitranche secured loans	140,474		Discounted cash flow	EBITDA multiples	10.4x	7.5x	14.8x
				Market yields	13.1%	6.1%	23.1%
Unitranche secured loans	33,863		Discounted cash flow	Revenue multiples	9.3x	6.0x	12.8x
				Market yields	13.0%	12.1%	13.8%
Junior secured loans	71,147		Discounted cash flow	EBITDA multiples	13.5x	13.5x	13.5x
				Market yields	13.8%	12.7%	18.6%
Junior secured loans	1,163		Discounted cash flow	Revenue multiples	1.0x	1.0x	1.0x
				Market yields	17.7%	16.0%	22.5%
Junior secured loans	883		Enterprise value	Revenue multiples	1.7x	1.7x	1.7x
Equity securities	60,605		Enterprise value	EBITDA multiples	9.9x	3.8x	20.0x
Equity securities	40,877		Enterprise value	Revenue multiples	3.3x	0.4x	12.0x
Equity securities	1,901		Option pricing model	Volatility	51.2%	25.0%	73.0%
Total Level 3 Assets	$2,516,461	(1)
_________________________________________
(1)Excludes investments of $297,575 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
_________________________________________
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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and restricted cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s SPV Credit Facility, Term Loan, 2022 ABS, 2023 ABS, 2028 Notes and Revolving Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2024 and December 31, 2023, the Company believes that the carrying value of its SPV Credit Facility, Term Loan and Revolving Credit Facility approximates fair value. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s 2028 Notes was $207,257 and $197,767, respectively. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $294,707 and $299,866, respectively. As of March 31, 2024 and December 31, 2023, the estimated fair value of its 2023 ABS Class A and Class B notes was $189,417 and $187,345, respectively.

Note 5. Transactions with Affiliated Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2024
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$5,500	$—	$—	$—	$—	$—	$—	$—	$5,500
	5,500	—	—	—	—	—	—	—	5,500

Nastel Technologies, LLC	3,500	—	—	—	—	3	—	(16)	3,487
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	170	4,396
	7,726	—	—	—	—	3	—	154	7,883

Second Avenue SFR Holdings II LLC (Revolver) (1)	3,323	—	—	—	—	—	—	—	3,323
	3,323	—	—	—	—	—	—	—	3,323

SFR Holdco, LLC (Junior secured loan)	6,557	—	—	—	—	—	—	(1,024)	5,533
SFR Holdco, LLC (Delayed draw junior secured loan)	4,917	—	—	—	—	—	—	(405)	4,512
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	75	4,446
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	56	3,334
	19,123	—	—	—	—	—	—	(1,298)	17,825

SheerTrans Solutions, LLC	5,101	—	—	(13)	53	5	—	(6)	5,140
SheerTrans Solutions, LLC	—	—	1,436	(3)	7	1	—	27	1,468
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	9	—	—	—	968
SheerTrans Solutions, LLC (9,191,624 preferred interests)	9,192	—	3,042	—	—	—	—	(122)	12,112
	15,252	—	4,478	(16)	69	6	—	(101)	19,688

Zodega Landscaping, LLC	11,969	—	—	(30)	—	21	—	546	12,506
Zodega Landscaping, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Zodega Landscaping, LLC (124,206 preferred interests)	12,421	—	—	—	—	—	—	56	12,477
	24,390	—	—	(30)	—	21	—	602	24,983
Total non-controlled affiliate company investments	$75,314	$—	$4,478	$(46)	$69	$30	$—	$(643)	$79,202

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2023
Non-controlled affiliate company investment:
Nastel Technologies, LLC	$3,500	$—	$—	$—	$—	$4	$—	$(4)	$3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	537	4,115
	7,078	—	—	—	—	4	—	533	7,615

Second Avenue SFR Holdings II LLC (Revolver) (1)	4,755	—	—	—	—	—	—	(12)	4,743
	4,755	—	—	—	—	—	—	(12)	4,743

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	2,316	—	1,261	—	—	—	—	—	3,577
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	841	—	—	—	—	—	2,386
	13,611	—	2,102	—	—	—	—	—	15,713

SheerTrans Solutions, LLC	5,101	—	—	(13)	—	6	—	(5)	5,089
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	8,643	—	—	—	—	—	—	86	8,729
	13,744	—	—	(13)	—	6	—	81	13,818
Total non-controlled affiliate company investments	$39,188	$—	$2,102	$(13)	$—	$10	$—	$602	$41,889
_________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the three months ended March 31,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
ClearlyRated Capital (Class A units)	$—	$—	$—	n/a	n/a	n/a
	—	—	—	n/a	n/a	n/a

Nastel Technologies, LLC	109	—	—	$101	$—	$—
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	109	—	—	101	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	104	—	—	138	—	—
	104	—	—	138	—	—

SFR Holdco, LLC (Junior secured loan)	117	—	—	117	—	—
SFR Holdco, LLC (Delayed draw junior secured loan)	88	—	—	64	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	205	—	—	181	—	—

SheerTrans Solutions, LLC	179	—	—	161	—	—
SheerTrans Solutions, LLC	26	—	—	n/a	n/a	n/a
SheerTrans Solutions, LLC (Revolver)	33	—	—	2	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	238	—	—	163	—	—

Zodega Landscaping, LLC	439	—	—	n/a	n/a	n/a
Zodega Landscaping, LLC (Revolver)	3	—	—	n/a	n/a	n/a
Zodega Landscaping, LLC (Preferred interests)	—	—	—	n/a	n/a	n/a
	442	—	—	—	—	—
Total non-controlled affiliate company investments	$1,098	$—	$—	$583	$—	$—
_________________________________________
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

Base management fees for the three months ended March 31, 2024 and 2023 were $8,620 and $4,847, respectively.
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
The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2024	2023
Part one incentive fees (1)	$5,719	$3,439
Part two incentive fees (2)	1,325	712
Total incentive fees	$7,044	$4,151
_________________________________________
(1)Based on pre-incentive fee net investment income.
(2)Based upon net realized and unrealized gains and losses, or capital gains and losses. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss).
The Company has entered into an administration agreement with MC Management (the "Administration Agreement"), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2024 and 2023, the Company incurred $2,227 and $1,185, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $645 and $370, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2024 and December 31, 2023, $635 and $530, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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
As of March 31, 2024 and December 31, 2023, the Company had accounts payable to members of the Board of $38 and zero, respectively, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 226% and 204%, respectively.
The Company’s outstanding debt as of March 31, 2024 and December 31, 2023 was as follows:

	As of March 31, 2024					As of December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
SPV Credit Facility	$450,000		$205,600	$205,112	$488	$450,000		$179,000	$178,098	$902
Term Loan	119,489		119,489	118,570	919	120,288		120,288	119,240	1,048
2022 ABS	306,000	(3)	306,000	301,798	4,202	306,000	(3)	306,000	300,810	5,190
2023 ABS	185,850	(4)	185,850	184,019	1,831	185,850	(4)	185,850	183,840	2,010
Revolving Credit Facility	350,000		231,331	227,974	3,357	325,000		256,808	253,579	3,229
2028 Notes	200,000		200,000	197,881	2,119	200,000		200,000	197,767	2,233
Total	$1,611,339		$1,248,270	$1,235,354	$12,916	$1,587,138		$1,247,946	$1,233,334	$14,612
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)As of March 31, 2024 and December 31, 2023, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36,125 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(4)As of both March 31, 2024 and December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65,319 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
SPV Credit Facility: The Company has a $450,000 SPV Credit Facility with KeyBank National Association through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2024. The maturity date of the SPV Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $798,896 and $759,141, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility. As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.2%.
Term Loan: On December 20, 2022, the Company entered into the Term Loan with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with consent of one or more increasing or additional lenders. On February 3, 2023, the Company increased the facility amount pursuant to the accordion feature of the Term Loan from $100,000 of aggregate commitments to $155,000 of aggregate commitments and the Company borrowed up to the new aggregate commitments under the Term Loan. As of March 31, 2024 and December 31, 2023 the fair value of the Company’s investments held in SPV II as collateral for the Term Loan was $215,773 and $216,104, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.7%.
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
2022 Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both March 31, 2024 and December 31, 2023, the 2022 Class C and 2022 Subordinated Notes were eliminated in consolidation.
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
As of March 31, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $429,830 and $425,146, respectively, and these investments are identified on the consolidated schedule of investments.

Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
2023 Asset-Backed Securitization: On September 15, 2023, the Company completed a $251,169 asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160,750 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25,100 of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65,319 of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). The Company retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both March 31, 2024 and December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of March 31, 2024 and December 31, 2023, the 2023 Class A Notes were accruing an interest rate of 8.8% and 8.9%, respectively.
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
As of March 31, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $251,394 and $248,175, respectively, and these investments are identified on the consolidated schedule of investments.
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
The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450,000, subject to the satisfaction of certain conditions. On December 22, 2023 and March 18, 2024, the Company increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295,000 of aggregate commitments to $325,000 and $350,000, respectively, of aggregate commitments. As of March 31, 2024 and December 31, 2023, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $217,000 and $240,800, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 21,978 ($14,331 in U.S. dollars) and AUD 23,500 ($16,008 in U.S. dollars), respectively. The borrowings denominated in Australian dollars may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and Australian dollars. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Australian dollars are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $641 and zero for the three months ended March 31, 2024 and 2023, respectively.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2024 and December 31, 2023, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the Investment Company Act of 1940, as amended, and as a regulated investment company under the Code, a minimum net worth of $660,865 and a minimum asset coverage ratio of 1.50 to 1.00.
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
SPV III Credit Facility: On March 28, 2024, the Company entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility will allow SPV III to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. As of March 31, 2024, the Company had not yet borrowed under the SPV III Credit Facility and did not hold investments within SPV III.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. The SPV III Credit Facility matures on April 5, 2029, unless sooner terminated in accordance with its terms.

Components of Interest Expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows:

	Three months ended March 31,
	2024	2023
Interest expense - SPV Credit Facility	$5,073	$5,798
Interest expense - Term Loan	2,342	2,340
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	4,293	—
Interest expense - 2028 Notes	4,710	—
Interest expense - Revolving Credit Facility	5,582	—
Amortization of deferred financing costs	1,999	730
Total interest and other debt financing expenses	$27,220	$12,089
Average debt outstanding	$1,313,104	$750,495
Average stated interest rate	7.7%	6.1%
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2024 and December 31, 2023, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	424	4/3/2024	$—	$—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(168)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	635	4/17/2024	6	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	609	5/16/2024	5	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	6/19/2024	2	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	111	6/20/2024	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	579	7/16/2024	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	594	8/16/2024	4	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	592	9/17/2024	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	572	10/17/2024	3	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	590	11/18/2024	2	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	570	12/17/2024	2	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	568	1/17/2025	1	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	2/18/2025	1	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	3/18/2025	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	4/16/2025	—	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	9	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	9	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	8	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	8	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	8	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	7	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	556	1/20/2026	7	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	6	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	5	—	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/20/2026	—	(624)	Unrealized loss on foreign currency forward contracts
				$103	$(837)

	As of December 31, 2023
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	429	1/4/2024	$—	$(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	(254)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(371)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	555	1/17/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	648	2/16/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	599	3/18/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	635	4/17/2024	—	(13)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	609	5/16/2024	—	(13)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	6/19/2024	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	111	6/20/2024	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	579	7/16/2024	—	(13)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	594	8/16/2024	—	(14)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	592	9/17/2024	—	(14)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	572	10/17/2024	—	(14)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	590	11/18/2024	—	(15)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	570	12/17/2024	—	(15)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	568	1/17/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	2/18/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	3/18/2025	—	(15)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	4/16/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	—	(16)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	—	(17)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	—	(7)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	460	1/19/2026	—	(8)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	96	1/20/2026	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	—	(9)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/16/2026	—	(2,016)	Unrealized loss on foreign currency forward contracts
				$—	$(3,087)
For the three months ended March 31, 2024 and 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $2,353 and $113, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of $2 and $33, respectively.

Note 9. Distributions
The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Three months ended March 31, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.09	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.09	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.09	11,451
Total distributions declared				$0.27	$34,353

Three months ended March 31, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.08	6,208
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.08	6,208
Total distributions declared				$0.25	$18,633
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the three months ended March 31, 2024 and 2023, respectively:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2024:
March 29, 2024	$10.24	1,406,628	$14,404
Total proceeds		1,406,628	$14,404

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2023:
March 31, 2023	$10.13	664,510	$6,731
Total proceeds		664,510	$6,731
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of March 31, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 300,000,000 shares of common stock, par value $0.001 per share.

The following tables summarize the issuance of shares during the three months ended March 31, 2024 and 2023:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
Total		25,864,010	$264,847

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
Total		9,474,500	$95,977
During the three months ended March 31, 2024 and 2023, the Company also issued 1,406,628 and 664,510 shares, with an aggregate value of $14,404 and $6,731, respectively, under the DRIP as disclosed in Note 9.
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
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the three months ended March 31, 2024 and 2023:

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
Total		1,996,254	$20,442

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
Total		906,750	$9,185
Note 11. Commitments and Contingencies
Commitments: As of March 31, 2024 and December 31, 2023, the Company had $397,186 and $358,797, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of March 31, 2024.

Indemnification: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote.
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

Note 12. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Per share data:
Net asset value at beginning of period	$10.24	$10.13
Net investment income (1)	0.29	0.31
Net gain (loss) (1)	0.08	0.07
Net increase (decrease) in net assets resulting from operations (1)	0.37	0.38
Stockholder distributions declared (2)	(0.27)	(0.25)
Other (3)	—	(0.01)
Net asset value at end of period	$10.34	$10.25
Total return based on average net asset value (4)	3.43%	3.60%
Ratio/Supplemental data:
Net assets at end of period	$1,576,430	$858,859
Shares outstanding at end of period	152,507,156	83,765,462
Portfolio turnover (5)	3.38%	2.31%
Ratio of total investment income to average net assets (6)	23.46%	23.05%
Ratio of expenses to average net assets (6) (7)	11.17%	9.73%
Ratio of net investment income (loss) to average net assets (6)	12.29%	13.31%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2024 and 2023, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
(5)Ratio is not annualized.
(6)Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(7)The following is a supplemental ratio for the three months ended March 31, 2024 and 2023.

Note 13. Subsequent Events
The Company has evaluated subsequent events through May 10, 2024, the date on which the consolidated financial statements were issued.
Distributions: On April 5, 2024, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
April 15, 2024	June 28, 2024	$0.09
May 15, 2024	June 28, 2024	0.09
June 17, 2024	June 28, 2024	0.09
Total regular dividends declared		$0.27
Additionally, on April 5, 2024, the Board also declared a supplemental dividend of $0.02 per share, to stockholders of record as of the close of business on April 15, 2024, payable on June 28, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2024. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).
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
We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Overview
Monroe Capital Income Plus Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We currently qualify and intend to continue to qualify annually to be treated as a RIC for U.S. federal income tax purposes.
As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of March 31, 2024, our portfolio included approximately 86.5% senior secured loans, 6.2% unitranche secured loans, 3.6% junior secured loans and 3.7% equity securities, compared to December 31, 2023, when our portfolio included approximately 85.9% senior secured loans, 7.3% unitranche secured loans, 3.5% junior secured loans and 3.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the three months ended March 31, 2024 and 2023 (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
Total		25,864,010	$264,847

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
Total		9,474,500	$95,977

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
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the three months ended March 31, 2024 and 2023 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
Total		1,996,254	$20,442

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
Total		906,750	$9,185
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
Portfolio and Investment Activity
During the three months ended March 31, 2024, we invested $183.1 million in 15 new portfolio companies, $180.1 million in 68 existing portfolio companies and had $90.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $272.8 million for the period.
During the three months ended March 31, 2023, we invested $49.1 million in seven new portfolio companies, and $51.3 million in 48 existing portfolio companies, and had $34.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $65.6 million for the period.
The following table shows portfolio yield by security type:

	March 31, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	11.7%	11.7%	11.8%	11.8%
Unitranche secured loans	13.1	13.4	13.1	13.5
Junior secured loans	11.1	11.1	10.8	10.8
Equity securities	8.4	8.4	8.3	8.3
Total	11.7%	11.7%	11.8%	11.9%
_________________________________________
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

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$2,432,957	86.5%	$2,171,243	85.9%
Unitranche secured loans	174,337	6.2	184,853	7.3
Junior secured loans	102,443	3.6	87,986	3.5
Equity securities	104,480	3.7	84,085	3.3
Total	$2,814,217	100.0%	$2,528,167	100.0%
Our portfolio composition at March 31, 2024 remained relatively consistent with our portfolio at December 31, 2023. Our effective yields at March 31, 2024 decreased slightly from December 31, 2023, primarily due to recent market spread compression as new portfolio investments during the three months ended March 31, 2024 were at a slightly lower average spread than the average spread in the existing portfolio.
The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$17,421	0.6%	$23,871	0.9%
Automotive	67,163	2.4	52,433	2.1
Banking	30,973	1.1	31,338	1.2
Beverage, Food & Tobacco	31,770	1.1	43,420	1.7
Capital Equipment	156,456	5.6	153,448	6.1
Chemicals, Plastics & Rubber	904	—	555	—
Construction & Building	114,351	4.1	99,032	3.9
Consumer Goods: Durable	44,297	1.6	43,879	1.7
Consumer Goods: Non-Durable	60,313	2.1	47,767	1.9
Containers, Packaging & Glass	13,863	0.5	13,978	0.6
Energy: Oil & Gas	19,949	0.7	19,939	0.8
Environmental Industries	52,036	1.8	36,964	1.5
FIRE: Finance	205,530	7.3	188,094	7.4
FIRE: Insurance	32,262	1.1	23,624	0.9
FIRE: Real Estate	88,389	3.1	82,981	3.3
Healthcare & Pharmaceuticals	389,829	13.9	354,470	14.0
High Tech Industries	226,304	8.0	208,931	8.3
Hotels, Gaming & Leisure	120	—	95	—
Media: Advertising, Printing & Publishing	150,798	5.4	148,571	5.9
Media: Broadcasting & Subscription	1,480	0.1	1,663	0.1
Media: Diversified & Production	101,932	3.6	93,116	3.7
Services: Business	497,993	17.7	434,280	17.2
Services: Consumer	181,453	6.5	167,734	6.6
Telecommunications	89,567	3.2	74,679	3.0
Transportation: Cargo	140,194	5.0	107,424	4.2
Utilities: Electric	62,030	2.2	40,039	1.6
Wholesale	36,840	1.3	35,842	1.4
Total	$2,814,217	100.0%	$2,528,167	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	2,629,960	93.4
3	165,942	5.9
4	16,835	0.6
5	1,480	0.1
Total	$2,814,217	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	2,360,087	93.3
3	158,849	6.3
4	9,231	0.4
5	—	—
Total	$2,528,167	100.0%
As of March 31, 2024, there were six borrowers with loans or preferred equity securities on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve”), Avison Young (USA) Inc. (“Avison Young”), Born To Run, LLC, Sound Inpatient Physicians, Inc. (“SIP”), Thrasio, LLC (“Thrasio”), and Vice Acquisition Holdco, LLC), and these investments totaled $15.9 million at fair value, or 0.6% of our total investments at fair value at March 31, 2024. As of December 31, 2023, there were four borrowers with loans or preferred equity securities on non-accrual status (Arcserve, Avison Young, SIP and Thrasio) and these investments totaled $12.4 million at fair value, or 0.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Total investment income	$83,984	$45,852
Total operating expenses	45,149	22,295
Net investment income before income taxes	38,835	23,557
Income taxes, including excise taxes	125	195
Net investment income	38,710	23,362
Net realized gain (loss) on investments	4	944
Net realized gain (loss) on foreign currency forward contracts	2	33
Net realized gain (loss) on foreign currency and other transactions	(18)	(4)
Net realized gain (loss)	(12)	973
Net change in unrealized gain (loss) on investments	7,617	4,606
Net change in unrealized gain (loss) on foreign currency forward contracts	2,353	113
Net unrealized gain (loss) on foreign currency and other transactions	639	(1)
Net change in unrealized gain (loss)	10,609	4,718
Net increase (decrease) in net assets resulting from operations	$49,307	$29,053
Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest income	$77,074	$41,457
PIK interest income	2,994	2,112
Dividend income (1)	152	105
Fee income	101	238
Prepayment gain (loss)	1,061	328
Accretion of discounts and amortization of premiums	2,602	1,612
Total investment income	$83,984	$45,852
_________________________________________
(1)During the three months ended March 31, 2024 and 2023, dividend income includes PIK dividends of $152 and $93, respectively.
The increase in investment income of $38.1 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily the result of an increase in interest income due to the growth of our investment portfolio and increases in effective interest rates on the portfolio as a result of higher base interest rates during the current year period.

Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest and other debt financing expenses	$27,220	$12,089
Base management fees (1)	8,620	4,847
Incentive fees (2)	7,044	4,151
Professional fees	503	310
Administrative service fees	645	370
General and administrative expenses	1,079	505
Directors’ fees	38	23
Total operating expenses	$45,149	$22,295
_________________________________________
(1)Base management fees for the three months ended March 31, 2024 and 2023 were $8,620 and $4,847, respectively.
(2)Incentive fees for the three months ended March 31, 2024 were $7,044, comprised of part one incentive fees of $5,719 and part two capital gains incentive fees of $1,325. Incentive fees for the three months ended March 31, 2023 were $4,151, comprised of part one incentive fees of $3,439 and part two capital gains incentive fees of $712. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.
The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest expense - SPV Credit Facility	$5,073	$5,798
Interest expense - Term Loan	2,342	2,340
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	4,293	—
Interest expense - 2028 Notes	4,710	—
Interest expense - Revolving Credit Facility	5,582	—
Amortization of deferred financing costs	1,999	730
Total interest and other debt financing expenses	$27,220	$12,089
Average debt outstanding	$1,313,104	$750,495
Average stated interest rate	7.7%	6.1%
The increase in total operating expenses of $22.9 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily due to an increase in interest expense, driven by higher average borrowings to support the growth of the portfolio and increases in effective interest rates on debt as a result of the higher base interest rates during the current year period. Additionally, increases in base management, fees driven by higher average invested assets, and incentive fees, resulting from higher net investment income contributed to the increase in operating expenses.
Income Taxes, Including Excise Taxes
We have elected to be treated, currently qualify and intend to continue to qualify annually as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2024 and 2023, we recorded a net expense (benefit) on the consolidated statements of operations of $0.1 million and $0.2 million, for U.S. federal excise tax, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2024 and 2023, we recorded a net tax expense of zero, on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended March 31, 2024 and 2023, we had sales of investments of $3 thousand and $4.5 million, respectively, resulting in $4 thousand and $0.9 million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2024 and 2023, we had $2 thousand and $33 thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2024 and 2023, we had ($18) thousand and ($4) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended March 31, 2024 and 2023, our investments had $7.6 million and $4.6 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three months ended March 31, 2024, the net change in unrealized gain on investments was primarily attributable to broad market movements and improvements in fundamental performance at our portfolio companies. These increases were partially offset by net unrealized losses attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grades 3, 4 or 5 on our investment performance risk rating scale that were still held as of March 31, 2024.
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
For the three months ended March 31, 2024 and 2023, our foreign currency forward contracts had $2.4 million and $0.1 million of net change in unrealized gain (loss), respectively. For the three months ended March 31, 2024 and 2023, our foreign currency borrowings had $0.6 million and zero of net change in unrealized gain (loss), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $49.3 million and $29.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.37 and $0.38, respectively.
The $20.2 million increase during the three months ended March 31, 2024, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of higher base interest rates during the current year period.

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
As of March 31, 2024, we had $13.2 million in cash and cash equivalents, $26.6 million in restricted cash and cash equivalents at MC Income Plus Financing SPV LLC (the “SPV”), $3.9 million in restricted cash and cash equivalents at MC Income Plus Financing SPV II LLC (the “SPV II”), $9.7 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) and $7.6 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”). Additionally, we had $205.6 million debt outstanding on our SPV Credit Facility, $119.5 million on our Term Loan, $306.0 million debt outstanding on our 2022 ABS, $185.9 million debt outstanding on our 2023 ABS, $231.3 million debt outstanding on our Revolving Credit Facility and $200.0 million of our 2028 Notes. We had $244.4 million and $118.7 million available for additional borrowings on our SPV Credit Facility and Revolving Credit Facility, respectively, subject to borrowing base availability, and $100.0 million in availability on our SPV III Credit Facility (as defined below). See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on aggregate borrowings outstanding was 226% and 204%, respectively.
Cash Flows
For the three months ended March 31, 2024 and 2023, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of ($16.7) million and ($15.6) million, respectively. For the three months ended March 31, 2024 and 2023, operating activities used $241.8 million and $38.0 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on and sales of portfolio investments and net investment income. During the three months ended March 31, 2024 and 2023, we generated $225.1 million and $22.4 million, respectively, from financing activities, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of March 31, 2024 and December 31, 2023, we had 152,507,156 and 127,232,772 shares outstanding, respectively.

Distributions
Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three months ended March 31, 2024 and 2023, totaled $34.4 million ($0.27 per share) and $18.6 million ($0.25 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2024 and 2023, no portion of these distributions would have been characterized as a return of capital to stockholders.
We have adopted a Dividend Reinvestment Plan (the "DRIP") that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. See Note 9 to our consolidated financial statements for additional information on our distributions.
Borrowings
Our outstanding debt as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	As of March 31, 2024					As of December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
SPV Credit Facility	$450,000		$205,600	$205,112	$488	$450,000		$179,000	$178,098	$902
Term Loan	119,489		119,489	118,570	919	120,288		120,288	119,240	1,048
2022 ABS	306,000	(3)	306,000	301,798	4,202	306,000	(3)	306,000	300,810	5,190
2023 ABS	185,850	(4)	185,850	184,019	1,831	185,850	(4)	185,850	183,840	2,010
Revolving Credit Facility	350,000		231,331	227,974	3,357	325,000		256,808	253,579	3,229
2028 Notes	200,000		200,000	197,881	2,119	200,000		200,000	197,767	2,233
Total	$1,611,339		$1,248,270	$1,235,354	$12,916	$1,587,138		$1,247,946	$1,233,334	$14,612
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)As of both March 31, 2024 and December 31, 2023, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(4)As of both March 31, 2024 and December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65.3 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

SPV Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2024. The maturity date of the SPV Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2024 and December 31, 2023, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $798.9 million and $759.1 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
On May 26, 2023, the SPV Credit Facility was amended to, among other things, replace LIBOR with SOFR as the base rate. During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.2%.
Term Loan: On December 20, 2022, we entered into a senior term credit facility (the “Term Loan”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more additional lenders. On February 3, 2023, we increased the facility amount pursuant to the accordion feature of the Term Loan from $100.0 million of aggregate commitments to $155.0 million of aggregate commitments and we borrowed up to the new aggregate commitments under the Term Loan. As of March 31, 2024 and December 31, 2023, the fair value of our investments held in SPV II as collateral for the Term Loan was $215.8 million and $216.1 million , respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.7%.
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

2022 Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both March 31, 2024 and December 31, 2023, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of March 31, 2024 and December 31, 2023, the fair value of our investments held in the 2022 Issuer as collateral was $429.8 million and $425.1 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
2023 Asset-Backed Securitization: On September 15, 2023, we completed a $251.2 million asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160.8 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25.1 million of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65.3 million of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). We retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both March 31, 2024 and December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of March 31, 2024 and December 31, 2023, the 2023 Class A Notes were accruing at an interest rate of 8.8% and 8.9%, respectively.
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
As of March 31, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $251.4 million and $248.2 million, respectively, and these investments are identified on the consolidated schedule of investments.
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

The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which was based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450.0 million, subject to the satisfaction of certain conditions. On December 22, 2023 and March 18, 2024, we increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295.0 million of aggregate commitments to $325.0 million and $350.0 million, respectively, of aggregate commitments. As of March 31, 2024, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $217.0 million and non-U.S. dollar borrowings denominated in Australian dollars of AUD 22.0 million ($14.3 million in U.S. dollars). The borrowings denominated in Australian dollars may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and Australian dollars. These movements are beyond our control and cannot be predicted. The borrowings denominated in Australian dollars are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.6 million and zero for the three months ended March 31, 2024 and 2023, respectively.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.
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
Our ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500.0 million and (b) an amount equal to the sum of (i) $660.9 million plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to us from sales of our equity securities during each quarter following October 20, 2023 and (y) the amount paid or distributed to purchase or redeem our common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $215.0 million. The Revolving Credit Facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in both our and MC Advisors' control transactions, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the Revolving Credit Facility and fail to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.
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
2028 Notes: On November 15, 2023, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of series A unsecured notes (the “Series A Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year and $100.0 million in aggregate principal amount of series B unsecured notes (the “Series B Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year (collectively, the “2028 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The 2028 Notes are guaranteed by our subsidiaries.
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2024 and December 31, 2023, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.

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

SPV III Credit Facility: On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility will allow SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. As of March 31, 2024, we had not yet borrowed under the SPV III Credit Facility and did not hold investments within SPV III.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. The SPV III Credit Facility matures on April 5, 2029, unless sooner terminated in accordance with its terms.
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
Commitments and Contingencies and Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $397.2 million and $358.8 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of March 31, 2024. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of March 31, 2024, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in the uncertain market environments such as the current market environment where inflationary pressure and interest rates remain elevated. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Since the fourth quarter of 2022, the middle market saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads. However, as M&A activity began to increase as the year progressed, spreads began to stabilize in certain pockets of the market. (2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
_________________________________________
(1)As of September 30, 2023. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index. Bloomberg Indices for US Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)Refinitiv LPC’s 4Q23 Sponsored Middle Market Private Deals Analysis – January 2024.
Recent Developments
Distributions: On April 5, 2024, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
April 15, 2024	June 28, 2024	$0.09
May 15, 2024	June 28, 2024	0.09
June 17, 2024	June 28, 2024	0.09
Total regular dividends declared		$0.27
Additionally, on April 5, 2024, the Board also declared a supplemental dividend of $0.02 per share, to stockholders of record as of the close of business on April 15, 2024, payable on June 28, 2024.

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
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.
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
As of March 31, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss
We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in the fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on our consolidated statements of operations. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions.
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
During the three months ended March 31, 2024, we accrued capital gains incentive fees of $1.3 million based on the performance of our portfolio, $10 thousand of which was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the three months ended March 31, 2023, we accrued capital gains incentive fees of $0.7 million based on the performance of our portfolio, $0.1 million of which was payable to MC Advisors as a result of realized gains. The remaining $0.6 million was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 for both the three months ended March 31, 2024 and 2023.

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
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our SPV Credit Facility, Term Loan, 2023 Class A Notes, Revolving Credit Facility and SPV III Credit Facility have a floating interest rate provision, whereas our 2022 Secured Notes, 2023 Class B Notes, and 2028 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.
Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 25 basis points	$(6,645)	$(578)	$(6,067)
Up 100 basis points	26,801	2,458	24,343
Up 200 basis points	53,380	4,772	48,608
Up 300 basis points	79,960	7,085	72,875
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

Currency Risk
We may also have exposure to foreign currencies (currently Canadian dollars and Australian dollars) related to certain investments and Australian dollar borrowings through the Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of March 31, 2024, we had foreign currency forward contracts in place for CAD 30.9 million and AUD 61.4 million associated with future principal and interest payments on certain investments.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to certain legal proceedings, from time to time, in the ordinary course of business. From time to time, we, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation. We and our investment adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our investment adviser, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither us nor our investment adviser expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the quarter ended March 31, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 15, 2024, we issued 25,864,010 shares of our common stock, par value $0.01 per share, at a price of $10.24 per share for proceeds of $264.8 million.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the alternative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement. The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Amended and Restated Bylaws (4)

10.1
Credit Agreement, dated as of March 28, 2024, by and among the Company, as collateral manager, MC Income Plus Financing SPV III LLC, as borrower, Goldman Sachs Bank USA, as syndication agent, administrative agent and calculation agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian. (5)

10.2	Purchase and Contribution Agreement, dated as of March 28, 2024, by and among the Company, as seller, and MC Income Plus Financing SPV III LLC, as buyer. (5)

10.3
Securities Account Control Agreement, dated as of March 28, 2024, by and among MC Income Plus Financing SPV III, LLC, as pledger, U.S. Bank Trust Company, National Association, in its capacity as collateral agent, and U.S. Bank National Association, as securities intermediary. (5)

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
_________________________________________
(1)Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.
(2)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.
(3)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 21, 2023.
(4)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.
(5)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 29, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2024	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: May 10, 2024	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation