Form 10-Q
period 2024-06-30
Monroe Capital Income Plus Corp
filed 2024-08-09
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024, the registrant had 164,975,780 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1. Consolidated Financial Statements
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$3,274,849	$2,452,853
Non-controlled affiliate company investments	112,292	75,314
Total investments, at fair value (amortized cost of: $3,376,816 and $2,523,064, respectively)	3,387,141	2,528,167
Cash and cash equivalents	19,370	17,586
Restricted cash and cash equivalents	72,148	60,169
Interest and dividend receivable	40,442	28,914
Receivable for unsettled trades	9,085	—
Other assets	1,012	1,405
Total assets	3,529,198	2,636,241

Liabilities
Debt	1,776,397	1,247,946
Less: Unamortized debt issuance costs	(13,815)	(14,612)
Total debt, less unamortized debt issuance costs	1,762,582	1,233,334
Interest payable	17,218	14,415
Net unrealized loss on foreign currency forward contracts	1,406	3,087
Payable for unsettled trades	7,440	57,455
Base management fees payable	10,007	7,440
Incentive fees payable	8,060	5,320
Accounts payable and accrued expenses	17,007	12,523
Total liabilities	1,823,720	1,333,574

Commitments and contingencies (See Note 11)

Net Assets
Common stock, $0.001 par value, 300,000 authorized, 164,976 and 127,233 shares issued and outstanding, respectively	$165	$127
Capital in excess of par value	1,670,075	1,282,378
Accumulated undistributed (overdistributed) earnings	35,238	20,162
Total net assets	$1,705,478	$1,302,667
Total liabilities and total net assets	$3,529,198	$2,636,241

Net asset value per share	$10.34	$10.24
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$90,564	$47,638	$170,272	$90,452
Payment-in-kind interest income	2,931	1,621	5,856	3,733
Dividend income	411	304	563	409
Other income	2,559	383	2,660	621
Total investment income from non-controlled/non-affiliate company investments	96,465	49,946	179,351	95,215
Non-controlled affiliate company investments:
Interest income	1,270	614	2,299	1,197
Payment in-kind interest income	77	—	146	—
Total investment income from non-controlled affiliate company investments	1,347	614	2,445	1,197
Total investment income	97,812	50,560	181,796	96,412

Operating expenses:
Interest and other debt financing expenses	30,372	13,066	57,592	25,155
Base management fees	10,007	5,382	18,627	10,229
Incentive fees	6,487	3,080	13,531	7,231
Professional fees	551	513	1,054	823
Administrative service fees	604	392	1,249	762
General and administrative expenses	914	557	1,993	1,062
Directors’ fees	37	23	75	46
Total operating expenses	48,972	23,013	94,121	45,308
Net investment income before income taxes	48,840	27,547	87,675	51,104
Income taxes, including excise taxes	349	189	474	384
Net investment income	48,491	27,358	87,201	50,720

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	220	(1,604)	224	(660)
Foreign currency forward contracts	—	1,708	2	1,741
Foreign currency and other transactions	112	180	94	176
Net realized gain (loss)	332	284	320	1,257

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	7,017	(2,929)	15,277	1,075
Non-controlled/affiliate company investments	(9,412)	120	(10,055)	722
Foreign currency forward contracts	(672)	(3,272)	1,681	(3,159)
Foreign currency and other transactions	(346)	1	293	—
Net change in unrealized gain (loss)	(3,413)	(6,080)	7,196	(1,362)

Net gain (loss)	(3,081)	(5,796)	7,516	(105)

Net increase (decrease) in net assets resulting from operations	$45,410	$21,562	$94,717	$50,615

Per common share data:
Net investment income per share - basic and diluted	$0.31	$0.31	$0.60	$0.62
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.29	$0.25	$0.65	$0.62
Weighted average common shares outstanding - basic and diluted	158,338	87,873	145,042	82,020
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at March 31, 2023	83,765	$84	$837,918	$20,857	$858,859
Net investment income	—	—	—	27,358	27,358
Net realized gain (loss)	—	—	—	284	284
Net change in unrealized gain (loss)	—	—	—	(6,080)	(6,080)
Issuances of common stock	8,321	8	85,283	—	85,291
Repurchases of common stock	(664)	(1)	(6,815)	—	(6,816)
Distributions declared to stockholders	—	—	—	(24,203)	(24,203)
Stock issued in connection with dividend reinvestment plan	917	1	9,399	—	9,400
Balances at June 30, 2023	92,339	$92	$925,785	$18,216	$944,093

Balances at March 31, 2024	152,507	$153	$1,541,161	$35,116	$1,576,430
Net investment income	—	—	—	48,491	48,491
Net realized gain (loss)	—	—	—	332	332
Net change in unrealized gain (loss)	—	—	—	(3,413)	(3,413)
Issuances of common stock	11,787	12	121,862	—	121,874
Repurchases of common stock	(1,143)	(1)	(11,809)	—	(11,810)
Distributions declared to stockholders	—	—	—	(45,288)	(45,288)
Stock issued in connection with dividend reinvestment plan	1,825	1	18,861	—	18,862
Balances at June 30, 2024	164,976	$165	$1,670,075	$35,238	$1,705,478

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916
Net investment income	—	—	—	50,720	50,720
Net realized gain (loss)	—	—	—	1,257	1,257
Net change in unrealized gain (loss)	—	—	—	(1,362)	(1,362)
Issuances of common stock	17,796	17	181,251	—	181,268
Repurchases of common stock	(1,571)	(2)	(15,999)	—	(16,001)
Distributions declared to stockholders	—	—	—	(42,836)	(42,836)
Stock issued in connection with dividend reinvestment plan	1,581	2	16,129	—	16,131
Balances at June 30, 2023	92,339	$92	$925,785	$18,216	$944,093

Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667
Net investment income	—	—	—	87,201	87,201
Net realized gain (loss)	—	—	—	320	320
Net change in unrealized gain (loss)	—	—	—	7,196	7,196
Issuances of common stock	37,651	38	386,683	—	386,721
Repurchases of common stock	(3,139)	(3)	(32,249)	—	(32,252)
Distributions declared to stockholders	—	—	—	(79,641)	(79,641)
Stock issued in connection with dividend reinvestment plan	3,231	3	33,263	—	33,266
Balances at June 30, 2024	164,976	$165	$1,670,075	$35,238	$1,705,478
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$94,717	$50,615
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(224)	660
Net realized (gain) loss on foreign currency forward contracts	(2)	(1,741)
Net realized (gain) loss on foreign currency and other transactions	(94)	(176)
Net change in unrealized (gain) loss on investments	(5,222)	(1,797)
Net change in unrealized (gain) loss on foreign currency forward contracts	(1,681)	3,159
Net change in unrealized (gain) loss on foreign currency and other transactions	(293)	—
Payment-in-kind interest capitalized	(6,009)	(3,733)
Net accretion of discounts and amortization of premiums	(5,089)	(2,884)
Purchases of investments	(1,062,640)	(368,219)
Proceeds from principal payments and sale of investments and settlement of forward contracts	220,306	81,936
Amortization of debt issuance costs	4,225	2,253
Changes in operating assets and liabilities:
Interest and dividend receivable	(11,528)	(7,065)
Receivable for unsettled trades	(9,085)	—
Other assets	393	9,259
Interest payable	2,803	1,587
Payable for unsettled trades	(50,015)	(12,947)
Base management fees payable	2,567	1,130
Incentive fees payable	2,740	1,105
Accounts payable and accrued expenses	4,484	2,791
Net cash provided by (used in) operating activities	(819,647)	(244,067)

Cash flows from financing activities:
Borrowings on debt	1,328,223	406,900
Repayments of debt	(799,477)	(367,840)
Proceeds from short-term borrowings	—	83,088
Debt issuance costs capitalized	(3,428)	(536)
Proceeds from issuance of common stock	386,721	181,268
Repurchases of common stock	(32,252)	(16,001)
Stockholder distributions paid	(46,375)	(26,705)
Net cash provided by (used in) financing activities	833,412	260,174

Net increase (decrease) in cash and restricted cash and cash equivalents	13,765	16,107
Effect of foreign currency exchange rates	(2)	176
Cash and restricted cash and cash equivalents, beginning of period	77,755	52,204
Cash and restricted cash and cash equivalents, end of period	$91,518	$68,487

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$50,564	$21,315
Cash paid for income taxes, including excise taxes, during the period	$554	$209

Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$33,266	$16,131

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$19,370	$17,586
Restricted cash and cash equivalents	72,148	60,169
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$91,518	$77,755

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$10,154	$5,716
Restricted cash and cash equivalents	58,333	46,488
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$68,487	$52,204
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp.	(6)	SF	7.00%	6.33% Cash/ 6.00% PIK	11/3/2023	3/25/2027	150	$147	$149	0.0%
Keel Platform, LLC (Delayed Draw)	(18)(19)	SF	5.25%	10.58%	1/24/2024	1/19/2031	2,165	—	—	0.0%
Keel Platform, LLC	(8)	SF	5.25%	10.58%	1/24/2024	1/19/2031	7,416	7,310	7,416	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.43%	7/25/2019	12/31/2027	1,905	1,896	1,905	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.43%	12/24/2019	12/31/2027	994	990	994	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.43%	2/17/2021	12/31/2027	1,720	1,719	1,720	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.43%	6/15/2021	12/31/2027	1,008	997	1,008	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.43%	8/10/2021	12/31/2027	985	978	985	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(6)(7)(9)	SF	6.10%	11.43%	12/8/2023	12/31/2027	2,192	2,191	2,192	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver)	(18)	SF	6.10%	11.43%	7/25/2019	12/31/2027	316	40	40	0.0%
							18,851	16,268	16,409	1.0%
Automotive
Burgess Point Purchaser Corporation	(6)	SF	5.35%	10.69%	6/30/2022	7/25/2029	4,925	4,530	4,786	0.3%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.90%	11.20%	8/2/2021	8/2/2027	9,750	9,639	9,589	0.6%
Lifted Trucks Holdings, LLC (Revolver)	(18)	SF	5.90%	11.23%	8/2/2021	8/2/2027	2,381	1,508	1,483	0.1%
Panda Acquisition, LLC	(6)	SF	6.85%	12.18%	12/20/2022	10/18/2028	9,625	8,201	7,784	0.5%
Power Stop, LLC		SF	4.75%	10.20%	3/26/2024	1/26/2027	4,974	4,567	4,873	0.3%
Tenneco Inc.	(6)(8)	SF	5.10%	10.43%	11/3/2023	11/17/2028	9,997	8,907	9,612	0.6%
Truck-Lite Co., LLC		SF	5.75%	11.07%	2/22/2024	2/13/2031	9,842	9,752	9,886	0.6%
Truck-Lite Co., LLC (Delayed Draw)	(18)(19)	SF	5.75%	11.08%	2/22/2024	2/13/2031	1,067	—	—	0.0%
Truck-Lite Co., LLC (Revolver)	(18)	SF	5.75%	11.08%	2/22/2024	2/13/2031	1,067	36	36	0.0%
							53,628	47,140	48,049	3.0%
Banking
MV Receivables II, LLC	(11)	SF	9.75%	15.08%	7/29/2021	7/29/2026	10,125	9,672	9,221	0.6%
StarCompliance MidCo, LLC	(9)	SF	6.85%	12.18%	5/31/2023	1/12/2027	385	378	384	0.0%
StarCompliance MidCo, LLC	(7)	SF	6.85%	12.18%	1/12/2021	1/12/2027	3,000	2,971	2,996	0.2%
StarCompliance MidCo, LLC	(7)	SF	6.85%	12.18%	10/12/2021	1/12/2027	503	498	503	0.0%
StarCompliance MidCo, LLC (Revolver)	(18)	SF	6.85%	12.18%	1/12/2021	1/12/2027	484	334	333	0.0%
							14,497	13,853	13,437	0.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
Aspire Bakeries Holdings LLC	(8)	SF	4.25%	9.59%	12/15/2023	12/23/2030	13,466	$13,341	$13,517	0.8%
Demakes Borrower, LLC	(8)	SF	6.25%	11.55%	12/15/2023	12/12/2029	4,853	4,742	4,851	0.3%
Demakes Borrower, LLC (Delayed Draw)	(18)(19)	SF	6.25%	11.55%	12/15/2023	12/12/2029	1,372	—	—	0.0%
LVF Holdings, Inc.	(6)	SF	5.90%	11.23%	6/10/2021	6/10/2027	3,404	3,364	3,425	0.2%
LVF Holdings, Inc.	(6)	SF	5.90%	11.23%	6/10/2021	6/10/2027	3,257	3,257	3,278	0.2%
LVF Holdings, Inc. (Revolver)	(18)	SF	5.90%	11.23%	6/10/2021	6/10/2027	554	—	—	0.0%
Sabrosura Foods, LLC et al	(6)(7)	SF	5.60%	10.94%	10/18/2019	10/18/2024	4,586	4,580	4,584	0.3%
Sabrosura Foods, LLC et al	(6)	SF	5.65%	10.98%	10/18/2019	10/18/2024	259	259	259	0.0%
Sabrosura Foods, LLC et al (Revolver)		SF	5.60%	10.94%	10/18/2019	10/18/2024	1,286	1,286	1,285	0.1%
							33,037	30,829	31,199	1.9%
Capital Equipment
Adept AG Holdings, LLC		SF	7.15%	10.98% Cash/ 1.50% PIK	8/11/2022	8/11/2027	6,502	6,415	5,413	0.3%
Adept AG Holdings, LLC	(6)(11)(22)	SF	7.40%	11.23% Cash/ 1.50% PIK	8/11/2022	8/11/2027	10,720	10,717	8,956	0.5%
Adept AG Holdings, LLC		SF	7.15%	10.98% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,630	1,630	1,357	0.1%
Adept AG Holdings, LLC (Revolver)	(11)(18)(22)	SF	7.35%	11.19% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,080	1,066	883	0.1%
Adept AG Holdings, LLC (Revolver)		SF	7.10%	10.94% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,314	1,314	1,094	0.1%
BLP Buyer, Inc.	(6)(8)(9)(10)	SF	5.75%	11.09%	12/22/2023	12/21/2029	50,000	49,072	50,225	2.9%
BLP Buyer, Inc.	(6)	SF	5.75%	11.09%	5/8/2024	12/21/2029	1,900	1,862	1,908	0.1%
BLP Buyer, Inc.		SF	5.75%	11.09%	12/21/2023	12/21/2029	6,000	6,000	6,027	0.4%
BLP Buyer, Inc. (Revolver)	(18)	SF	5.75%	11.09%	12/22/2023	12/21/2029	6,849	514	514	0.0%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	12.60%	9/9/2022	12/17/2026	8,606	8,440	8,585	0.5%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	12.60%	9/30/2022	12/17/2026	5,476	5,387	5,463	0.3%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	12.60%	9/9/2022	12/17/2026	10,479	10,277	10,453	0.6%
DS Parent, Inc.		SF	5.50%	10.83%	12/15/2023	1/31/2031	20,000	19,025	20,025	1.2%
Incompass, LLC	(6)(8)(9)(10)	SF	7.75%	13.08%	11/27/2023	11/27/2028	23,880	23,346	23,713	1.4%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)	(8)(10)	SF	6.76%	12.06%	6/30/2023	6/30/2028	15,880	15,546	15,880	0.9%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	6.61%	11.93%	5/20/2024	6/30/2028	8,105	7,905	8,105	0.5%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	6.61%	11.72%	6/30/2023	6/30/2028	6,004	6,004	6,004	0.4%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Delayed Draw)	(18)(19)	SF	6.61%	11.93%	5/20/2024	6/30/2028	6,004	—	—	0.0%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Revolver)	(18)	SF	6.61%	11.72%	6/30/2023	6/30/2028	3,002	600	600	0.0%
							193,431	175,120	175,205	10.3%
Chemicals, Plastics & Rubber
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.)	(11)(23)	SF	6.00%	11.35%	4/4/2023	2/1/2027	324	323	324	0.0%
							324	323	324	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
MEI Buyer LLC	(8)	SF	5.00%	10.34%	6/30/2023	6/29/2029	25,416	$24,744	$25,561	1.5%
MEI Buyer LLC	(10)	SF	5.00%	10.34%	1/9/2024	6/30/2029	14,269	14,140	14,350	0.8%
MEI Buyer LLC (Delayed Draw)	(18)(19)	SF	5.00%	10.34%	6/30/2023	6/29/2029	4,054	—	—	0.0%
MEI Buyer LLC (Revolver)	(18)	SF	5.00%	10.34%	6/30/2023	6/29/2029	5,253	—	—	0.0%
Premier Roofing L.L.C.	(8)	SF	6.65%	12.00%	8/31/2020	8/29/2025	3,053	3,038	3,053	0.2%
Premier Roofing L.L.C. (Revolver)	(18)	SF	6.65%	12.00%	8/31/2020	8/29/2025	1,213	398	398	0.0%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	10.96%	4/19/2021	4/17/2026	4,365	4,333	4,365	0.3%
TCFIII Owl Buyer LLC	(8)	SF	5.61%	10.96%	4/19/2021	4/17/2026	5,330	5,330	5,330	0.3%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	10.96%	12/17/2021	4/17/2026	4,784	4,744	4,784	0.3%
							67,737	56,727	57,841	3.4%
Consumer Goods: Durable
Independence Buyer, Inc.	(7)(8)	SF	5.90%	11.23%	8/3/2021	8/3/2026	11,135	11,033	10,954	0.6%
Independence Buyer, Inc. (Revolver)	(18)	SF	5.90%	11.23%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC	(7)	SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	4,407	4,365	4,385	0.3%
Recycled Plastics Industries, LLC (Revolver)	(18)	SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	446	—	—	0.0%
							18,952	15,398	15,339	0.9%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC	(8)(9)	SF	6.36%	11.69%	5/18/2021	5/18/2026	13,615	13,494	13,554	0.8%
Arizona Natural Resources, LLC	(9)	SF	6.36%	11.69%	12/15/2021	5/18/2026	2,499	2,475	2,488	0.1%
Arizona Natural Resources, LLC	(6)	SF	6.36%	11.69%	8/12/2022	5/18/2026	6,781	6,705	6,750	0.4%
Arizona Natural Resources, LLC	(7)	SF	6.36%	11.69%	8/12/2022	5/18/2026	2,928	2,928	2,915	0.2%
Arizona Natural Resources, LLC (Revolver)	(18)	SF	6.36%	11.69%	5/18/2021	5/18/2026	2,222	1,778	1,770	0.1%
Excelligence Learning Corporation	(6)(8)	SF	5.75%	11.08%	3/15/2024	1/18/2030	12,170	11,936	12,170	0.7%
Excelligence Learning Corporation (Revolver)	(18)	P	4.75%	13.25%	3/15/2024	1/18/2030	3,425	422	422	0.0%
Gibson Brands, Inc.		SF	5.26%	10.58%	4/19/2024	8/13/2028	1,219	1,158	1,152	0.1%
PetIQ, LLC	(6)(11)	SF	4.36%	9.71%	5/10/2023	4/13/2028	9,433	9,069	9,398	0.6%
The Kyjen Company, LLC	(6)(7)	SF	7.75%	11.96% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,963	2,949	2,922	0.2%
The Kyjen Company, LLC		SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver)	(18)	SF	7.75%	11.96% Cash/ 1.00% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC	(20)	SF	10.11%	15.45%	6/18/2024	6/18/2029	574	574	563	0.0%
							58,147	53,491	54,107	3.2%
Containers, Packaging & Glass
B2B Industrial Products LLC	(6)	SF	7.00%	12.33%	12/6/2022	10/7/2026	9,850	9,695	9,687	0.6%
B2B Industrial Products LLC	(6)	SF	7.00%	12.33%	4/4/2023	10/7/2026	2,280	2,240	2,242	0.1%
Polychem Acquisition, LLC	(6)	SF	5.11%	10.46%	4/8/2019	3/17/2025	1,895	1,894	1,886	0.1%
							14,025	13,829	13,815	0.8%
Energy: Oil & Gas
Long Ridge Energy & Power LLC		SF	10.60%	15.94%	11/17/2023	11/17/2026	17,500	17,216	19,321	1.1%
							17,500	17,216	19,321	1.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
PNE Interco LLC	(6)(7)(8)	SF	5.75%	11.05%	2/12/2024	2/12/2030	14,000	$13,739	$13,965	0.8%
PNE Interco LLC (Delayed Draw)	(18)(19)	SF	5.75%	11.09%	2/12/2024	2/12/2030	5,303	—	—	0.0%
PNE Interco LLC (Revolver)	(18)	SF	5.75%	11.09%	2/12/2024	2/12/2030	5,899	1,770	1,765	0.1%
Quest Resource Management Group, LLC	(7)(8)	SF	7.11%	12.44%	10/19/2020	10/19/2026	847	807	852	0.0%
Quest Resource Management Group, LLC	(8)	SF	7.11%	12.44%	10/19/2020	10/19/2026	930	930	935	0.1%
Quest Resource Management Group, LLC	(7)(8)	SF	7.11%	12.44%	12/7/2021	10/19/2026	3,307	3,280	3,307	0.2%
Quest Resource Management Group, LLC	(7)	SF	7.11%	12.44%	12/7/2021	10/19/2026	334	334	334	0.0%
Trilon Group, LLC	(7)(8)(9)(10)	SF	5.50%	10.83%	4/15/2024	5/25/2029	15,348	15,279	15,394	0.9%
Trilon Group, LLC (Delayed Draw)	(18)(19)	SF	5.50%	10.83%	4/15/2024	5/25/2029	12,054	—	—	0.0%
Trilon Group, LLC (Delayed Draw)	(18)(19)	SF	5.50%	10.83%	9/12/2023	5/25/2029	369	—	—	0.0%
Trilon Group, LLC (Revolver)	(18)	SF	5.50%	10.83%	9/12/2023	5/25/2029	4,874	—	—	0.0%
Volt Bidco, Inc.	(7)	SF	6.50%	11.83%	8/11/2021	8/11/2027	9,136	9,024	9,136	0.5%
Volt Bidco, Inc.		SF	6.50%	11.83%	8/11/2021	8/11/2027	1,717	1,717	1,717	0.1%
Volt Bidco, Inc. (Delayed Draw)	(18)(19)	SF	6.50%	11.84%	12/28/2023	8/11/2027	1,086	987	987	0.1%
Volt Bidco, Inc. (Revolver)	(18)	SF	6.50%	11.83%	8/11/2021	8/11/2027	956	—	—	0.0%
							76,160	47,867	48,392	2.8%
FIRE: Finance
Avalara, Inc.	(7)	SF	7.25%	12.58%	10/19/2022	10/19/2028	10,000	9,804	10,144	0.6%
Avalara, Inc. (Revolver)	(18)	SF	7.25%	12.58%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Arax Midco, LLC	(11)	SF	5.75%	11.09%	4/11/2024	4/11/2029	9,018	8,868	8,838	0.5%
Arax Midco, LLC (Delayed Draw)	(11)(18)(19)	SF	5.75%	11.09%	4/11/2024	4/11/2029	4,689	—	—	0.0%
Arax Midco, LLC (Revolver)	(11)(18)	SF	5.75%	11.09%	4/11/2024	4/11/2029	1,293	—	—	0.0%
Bench Walk Lead, LLC	(11)	SF	9.50%	14.83%	6/9/2023	6/14/2027	29,600	29,440	29,600	1.7%
Bench Walk Lead, LLC (Delayed Draw)	(11)(18)(19)	SF	9.50%	14.83%	6/9/2023	6/14/2027	1,954	974	974	0.1%
BW 51f, L.P.	(11)	SF	8.00%	13.30%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.5%
Cpex Purchaser, LLC (fka Exiger LLC)	(7)	SF	6.00%	11.34%	8/26/2022	2/28/2030	36,000	35,308	36,162	2.1%
Cpex Purchaser, LLC (fka Exiger LLC) (Delayed Draw)	(18)(19)	SF	6.00%	11.34%	9/30/2021	2/28/2030	4,061	—	—	0.0%
Cpex Purchaser, LLC (fka Exiger LLC) (Revolver)	(18)	SF	6.00%	11.34%	9/30/2021	2/28/2030	10,452	—	—	0.0%
GC Champion Acquisition LLC	(7)	SF	6.25%	11.58%	8/19/2022	8/18/2028	12,903	12,710	12,903	0.8%
GC Champion Acquisition LLC	(6)	SF	6.25%	11.58%	8/19/2022	8/18/2028	3,584	3,584	3,584	0.2%
GC Champion Acquisition LLC	(6)	SF	6.50%	11.83%	8/1/2023	8/18/2028	10,752	10,472	10,860	0.6%
J2 BWA Funding III, LLC (Delayed Draw)	(11)(18)(19)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,463	2,029	2,022	0.1%
J2 BWA Funding LLC (Revolver)	(11)(18)	n/a	n/a	10.00%	12/14/2020	12/24/2026	2,850	1,704	1,701	0.1%
Oceana Australian Fixed Income Trust	(6)(11)(23)(24)	SF	8.25%	13.58%	6/8/2023	4/1/2026	31,552	31,770	31,828	1.9%
Oceana Australian Fixed Income Trust	(11)(23)(24)	SF	8.25%	13.58%	12/27/2023	4/1/2026	14,659	15,048	14,788	0.9%
SCP Intermediate Holdings, LLC	(8)(11)	SF	5.85%	11.19%	12/28/2022	12/28/2028	2,955	2,896	2,984	0.2%
Slater Slater Schulman LLP (Delayed Draw)		SF	7.50%	12.84%	12/6/2023	12/4/2026	22,000	22,000	22,000	1.3%
TEAM Public Choices, LLC	(6)	SF	5.00%	10.50%	8/23/2022	12/17/2027	4,492	4,330	4,495	0.3%
TEAM Public Choices, LLC		SF	5.00%	10.58%	1/25/2024	12/17/2027	1,492	1,485	1,494	0.1%
Transnetwork LLC	(21)	SF	5.50%	10.83%	11/20/2023	12/29/2030	13,867	13,652	13,971	0.8%
Transnetwork LLC	(21)	SF	5.50%	10.83%	5/17/2024	12/29/2030	1,932	1,932	1,947	0.1%
							247,568	217,006	219,295	12.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Insurance
Epic Garage Partners, LLC	(7)(9)(10)	SF	6.11%	11.46%	2/2/2024	1/31/2029	7,481	$7,307	$7,478	0.4%
Epic Garage Partners, LLC (Delayed Draw)	(18)(19)	SF	6.11%	11.46%	2/2/2024	1/31/2029	4,327	—	—	0.0%
Epic Garage Partners, LLC (Revolver)	(18)	SF	6.11%	11.46%	2/2/2024	1/31/2029	1,442	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc.	(6)(8)	SF	6.15%	11.48%	9/23/2022	12/2/2026	9,841	9,653	9,787	0.6%
Simplicity Financial Marketing Group Holdings Inc.		SF	6.15%	11.48%	9/23/2022	12/2/2026	14,046	14,046	13,969	0.8%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw)	(18)(19)	SF	6.00%	11.33%	2/9/2024	12/2/2026	9,050	901	896	0.1%
Simplicity Financial Marketing Group Holdings Inc. (Revolver)	(18)	SF	6.15%	11.48%	2/9/2024	12/2/2026	439	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver)	(18)	SF	6.15%	11.48%	9/23/2022	12/2/2026	761	—	—	0.0%
							47,387	31,907	32,130	1.9%
FIRE: Real Estate
300 N. Michigan Mezz, LLC	(6)(11)	SF	14.57%	19.90% PIK	7/15/2020	7/15/2024	1,000	1,000	1,000	0.1%
Avison Young (USA) Inc.	(11)(20)(23)	SF	7.76%	13.10%	3/14/2024	3/12/2028	768	727	768	0.0%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(11)	SF	8.25%	13.58%	5/3/2022	4/30/2025	13,500	13,411	13,601	0.8%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(11)	SF	8.25%	13.58%	5/3/2022	4/30/2025	1,380	1,380	1,390	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(11)	SF	8.25%	13.58%	10/6/2023	4/30/2027	4,956	4,956	4,981	0.3%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver)	(11)(18)	SF	8.25%	13.58%	5/3/2022	4/30/2025	5,865	2,698	2,698	0.2%
InsideRE, LLC	(7)(8)	SF	5.65%	10.98%	12/22/2021	12/22/2027	7,315	7,220	7,315	0.4%
InsideRE, LLC	(9)	SF	5.65%	10.98%	12/22/2021	12/22/2027	2,842	2,842	2,842	0.2%
InsideRE, LLC (Revolver)	(18)	SF	5.65%	10.98%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen LLC		SF	8.50%	5.75% Cash/ 8.09% PIK	1/5/2023	1/5/2028	8,541	8,276	8,360	0.5%
							47,132	42,510	42,955	2.6%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	6.25%	11.58%	6/7/2023	6/7/2029	9,900	9,683	9,974	0.6%
Animal Dermatology Group, Inc. (Delayed Draw)	(18)(19)	SF	6.25%	11.58%	6/7/2023	6/7/2029	3,743	2,906	2,928	0.2%
Animal Dermatology Group, Inc. (Delayed Draw)	(18)(19)	SF	6.25%	11.58%	1/11/2024	12/27/2025	8,737	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver)	(18)	SF	6.25%	11.58%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	7.15%	12.48%	5/6/2021	5/6/2027	6,403	6,331	6,403	0.4%
Appriss Health, LLC (Revolver)	(18)	SF	7.15%	12.48%	5/6/2021	5/6/2027	433	65	65	0.0%
Bluesight, Inc.	(7)(8)(9)	SF	7.25%	12.58%	7/17/2023	7/17/2029	30,000	29,200	29,949	1.8%
Bluesight, Inc. (Revolver)	(18)	SF	7.25%	12.58%	7/17/2023	7/17/2029	2,609	—	—	0.0%
Brickell Bay Acquisition Corp.	(7)(8)	SF	6.65%	11.95%	2/12/2021	2/12/2026	2,777	2,744	2,777	0.2%
Brickell Bay Acquisition Corp.	(6)	SF	6.60%	11.92%	5/16/2024	2/12/2026	7,629	7,487	7,629	0.4%
Caravel Autism Health, LLC	(6)	SF	5.00%	10.33%	6/11/2024	6/11/2030	18,000	17,687	17,685	1.0%
Caravel Autism Health, LLC (Delayed Draw)	(18)(19)	SF	5.00%	10.33%	6/11/2024	6/11/2030	7,714	—	—	0.0%
Caravel Autism Health, LLC (Revolver)	(18)	SF	5.00%	10.33%	6/11/2024	6/11/2030	5,400	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)(9)	SF	6.85%	12.18%	6/30/2021	6/30/2026	13,615	13,488	13,254	0.8%
Dorado Acquisition, Inc.	(6)	SF	6.90%	12.20%	11/27/2022	6/30/2026	11,286	11,114	10,987	0.6%
Dorado Acquisition, Inc. (Revolver)	(18)	SF	6.90%	12.20%	6/30/2021	6/30/2026	1,670	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FH BMX Buyer, Inc.		SF	5.25%	10.60%	6/21/2024	6/21/2031	9,046	$8,911	$8,910	0.5%
FH BMX Buyer, Inc. (Delayed Draw)	(18)(19)	SF	5.25%	10.60%	6/21/2024	6/21/2031	4,800	—	—	0.0%
Forest Buyer, LLC	(6)(7)	SF	5.75%	11.08%	3/15/2024	3/15/2030	14,500	14,149	14,582	0.9%
Forest Buyer, LLC (Delayed Draw)	(18)(19)	SF	5.75%	11.08%	3/15/2024	3/15/2030	4,531	—	—	0.0%
Forest Buyer, LLC (Revolver)	(18)	SF	5.75%	11.08%	3/15/2024	3/15/2030	2,719	—	—	0.0%
Golden State Buyer, Inc.	(8)	SF	4.85%	10.19%	8/25/2022	6/19/2026	9,619	9,400	9,607	0.6%
HAH Group Holding Company LLC	(6)	SF	5.00%	10.45%	5/19/2023	10/29/2027	5,082	5,013	5,108	0.3%
HAH Group Holding Company LLC	(6)	SF	5.00%	10.45%	5/19/2023	10/29/2027	3,917	3,885	3,937	0.2%
HAH Group Holding Company LLC	(6)	SF	5.00%	10.45%	5/19/2023	10/29/2027	643	642	646	0.0%
INH Buyer, Inc.	(6)(20)	SF	7.00%	8.82% Cash/ 3.50% PIK	6/30/2021	6/28/2028	5,042	5,011	2,678	0.2%
KL Moon Acquisition, LLC	(6)	SF	7.00%	12.33%	2/6/2024	2/1/2029	4,245	4,127	4,154	0.2%
KL Moon Acquisition, LLC	(6)	SF	7.00%	12.33%	2/1/2023	2/1/2029	9,900	9,662	9,689	0.6%
KL Moon Acquisition, LLC (Delayed Draw)	(18)(19)	SF	7.00%	12.33%	2/1/2023	2/1/2029	3,399	1,974	1,932	0.1%
KL Moon Acquisition, LLC (Revolver)		SF	7.00%	12.35%	2/1/2023	2/1/2029	1,626	1,626	1,591	0.1%
NationsBenefits, LLC	(6)	SF	7.10%	12.43%	8/20/2021	8/26/2027	11,944	11,826	11,944	0.7%
NationsBenefits, LLC	(6)	SF	7.10%	12.43%	8/26/2022	8/26/2027	14,235	14,235	14,235	0.8%
NationsBenefits, LLC		SF	7.10%	12.43%	8/26/2022	8/26/2027	15,433	15,433	15,433	0.9%
NationsBenefits, LLC (Revolver)	(18)	SF	7.10%	12.43%	8/20/2021	8/26/2027	6,805	4,764	4,764	0.3%
NQ PE Project Colosseum Midco Inc.	(6)(8)(9)	SF	6.65%	11.98%	10/4/2022	10/4/2028	14,381	14,160	14,179	0.8%
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	(18)(19)	SF	6.65%	11.98%	10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver)	(18)	SF	6.65%	11.98%	10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC	(6)(9)	SF	5.85%	11.18%	12/14/2022	11/16/2028	9,875	9,681	9,974	0.6%
OIS Management Services, LLC	(8)	SF	5.85%	11.18%	12/14/2022	11/16/2028	3,810	3,810	3,848	0.2%
OIS Management Services, LLC (Revolver)	(18)	SF	5.85%	11.18%	12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc.	(10)	SF	5.85%	11.20%	12/15/2023	12/15/2027	910	897	910	0.1%
QF Holdings, Inc.	(7)	SF	5.85%	11.18%	9/19/2019	12/15/2027	4,550	4,546	4,550	0.3%
QF Holdings, Inc.	(7)	SF	5.85%	11.18%	12/15/2021	12/15/2027	4,368	4,326	4,368	0.3%
QF Holdings, Inc.	(7)	SF	5.85%	11.18%	9/19/2019	12/15/2027	910	910	910	0.1%
QF Holdings, Inc.	(7)	SF	5.85%	11.17%	8/21/2020	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (Revolver)	(18)	SF	5.85%	11.17%	9/19/2019	12/15/2027	1,092	400	400	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	10.94%	10/7/2022	10/5/2029	9,116	8,892	9,125	0.5%
SCP Eye Care Holdco, LLC		SF	5.60%	10.93%	4/1/2024	10/5/2029	10,238	10,041	10,248	0.6%
SCP Eye Care Holdco, LLC (Delayed Draw)	(18)(19)	SF	5.60%	10.94%	4/1/2024	10/5/2029	20,526	—	—	0.0%
SCP Eye Care Holdco, LLC (Delayed Draw)	(18)(19)	SF	5.60%	10.94%	10/7/2022	10/5/2029	8,001	5,093	5,098	0.3%
SCP Eye Care Holdco, LLC (Revolver)	(18)	SF	5.60%	10.94%	10/7/2022	10/5/2029	1,442	—	—	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)	SF	6.10%	11.43%	12/29/2023	6/30/2028	21,343	20,958	21,300	1.2%
SDG Mgmt Company, LLC (Delayed Draw)	(18)(19)	SF	6.10%	11.43%	12/29/2023	6/30/2028	8,569	—	—	0.0%
Seran BioScience, LLC	(7)(8)	SF	7.25%	12.55%	12/31/2020	7/8/2027	1,935	1,922	1,933	0.1%
Seran BioScience, LLC	(10)	SF	7.25%	12.49%	8/21/2023	7/8/2027	1,155	1,155	1,153	0.1%
Seran BioScience, LLC	(8)	SF	7.25%	12.56%	7/8/2022	7/8/2027	2,195	2,195	2,192	0.1%
Seran BioScience, LLC (Revolver)	(18)	SF	7.25%	12.55%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	11.18%	7/21/2023	12/30/2026	151	151	143	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	11.18%	12/30/2021	12/30/2026	3,715	3,673	3,519	0.2%
SIP Care Services, LLC (Delayed Draw)	(18)(19)	SF	5.85%	11.18%	12/30/2021	12/30/2026	3,040	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SIP Care Services, LLC (Revolver)		SF	5.85%	11.18%	12/30/2021	12/30/2026	760	$760	$720	0.0%
The Smilist DSO, LLC		SF	6.00%	11.33%	4/4/2024	4/4/2029	28,798	28,162	28,150	1.7%
The Smilist DSO, LLC (Delayed Draw)	(18)(19)	SF	6.00%	11.33%	4/4/2024	4/4/2029	7,783	6,834	6,757	0.4%
The Smilist DSO, LLC (Delayed Draw)	(18)(19)	SF	6.00%	11.33%	4/4/2024	4/4/2029	6,227	—	—	0.0%
The Smilist DSO, LLC (Revolver)	(18)	SF	6.00%	11.33%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.90%	12.23%	2/16/2022	2/16/2028	10,000	9,867	9,863	0.6%
TigerConnect, Inc. (Delayed Draw)	(18)(19)	SF	6.90%	12.23%	2/16/2022	2/16/2028	750	633	624	0.0%
TigerConnect, Inc. (Revolver)	(18)	SF	6.90%	12.23%	2/16/2022	2/16/2028	1,429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	29,728	30,000	1.8%
WebPT, Inc.	(7)	SF	6.85%	12.20%	8/28/2019	1/18/2028	5,000	4,997	5,000	0.3%
WebPT, Inc. (Revolver)	(18)	SF	6.85%	12.19%	8/28/2019	1/18/2028	521	74	74	0.0%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.48% Cash/ 4.75% PIK	6/3/2022	6/2/2028	22,090	21,772	20,853	1.2%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.48% Cash/ 4.75% PIK	6/3/2022	6/2/2028	276	276	261	0.0%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.49% Cash/ 4.75% PIK	5/28/2024	6/2/2028	799	799	754	0.0%
Whistler Parent Holdings III, Inc. (Revolver)		SF	8.90%	9.48% Cash/ 4.75% PIK	6/3/2022	6/2/2028	2,761	2,761	2,607	0.2%
Xpress Wellness, LLC	(6)(8)	SF	5.50%	10.82%	5/8/2024	5/8/2030	40,000	39,210	39,200	2.3%
Xpress Wellness, LLC (Delayed Draw)	(18)(19)	SF	5.50%	10.85%	5/8/2024	5/8/2030	12,500	—	—	0.0%
Xpress Wellness, LLC (Revolver)	(18)	SF	5.50%	10.85%	5/8/2024	5/8/2030	9,231	2,462	2,412	0.1%
							579,612	453,418	452,896	26.6%
High Tech Industries
Acquia Inc.	(7)	SF	7.15%	12.45%	11/1/2019	10/31/2025	15,429	15,328	15,429	0.9%
Acquia Inc.	(10)	SF	7.15%	12.45%	11/11/2023	10/31/2025	3,092	3,092	3,092	0.2%
Acquia Inc. (Revolver)	(18)	SF	7.15%	12.46%	11/1/2019	10/31/2025	588	235	235	0.0%
Amelia Holding II, LLC		SF	10.26%	14.60% Cash/ 1.00% PIK	12/21/2022	12/21/2027	10,155	9,924	10,282	0.6%
Amelia Holding II, LLC		SF	10.26%	14.60% Cash/ 1.00% PIK	12/21/2022	12/21/2027	3,354	3,354	3,396	0.2%
Amelia Holding II, LLC (Revolver)	(18)	SF	10.26%	14.60% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
Aptean, Inc.		SF	5.25%	10.59%	1/30/2024	1/30/2031	7,853	7,778	7,853	0.5%
Aptean, Inc. (Delayed Draw)	(18)(19)	SF	5.25%	10.59%	1/30/2024	1/30/2031	1,419	69	69	0.0%
Aptean, Inc. (Revolver)	(18)	SF	5.25%	10.59%	1/30/2024	1/30/2031	728	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	(18)(19)(20)	SF	8.11%	13.44% PIK	1/2/2024	1/2/2027	1,471	395	882	0.1%
BTRS Holdings Inc.	(9)	SF	8.00%	13.34%	12/16/2022	12/15/2028	10,000	9,755	10,000	0.6%
BTRS Holdings Inc. (Delayed Draw)	(18)(19)	SF	8.00%	13.34%	12/16/2022	12/15/2028	845	627	627	0.0%
BTRS Holdings Inc. (Revolver)	(18)	SF	7.25%	12.60%	12/16/2022	12/15/2028	1,067	400	400	0.0%
Drawbridge Partners, LLC	(7)	SF	6.75%	12.08%	9/1/2022	9/1/2028	15,000	14,771	15,000	0.9%
Drawbridge Partners, LLC (Delayed Draw)	(18)(19)	SF	6.75%	12.08%	9/1/2022	9/1/2028	4,369	3,568	3,568	0.2%
Drawbridge Partners, LLC (Revolver)	(18)	SF	6.75%	12.08%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fortra, LLC		SF	4.10%	9.43%	12/11/2023	11/30/2026	14,904	14,397	13,460	0.8%
Fueled Digital Media, LLC		SF	6.61%	11.44% Cash/ 0.50% PIK	11/1/2022	11/1/2027	5,686	5,584	5,508	0.3%
Fueled Digital Media, LLC	(6)	SF	6.61%	11.44% Cash/ 0.50% PIK	11/1/2022	11/1/2027	501	501	485	0.0%
Fueled Digital Media, LLC (Revolver)	(18)	SF	6.11%	11.44%	11/1/2022	11/1/2027	807	726	703	0.0%
Matrix Parent, Inc.	(6)(20)	SF	5.00%	10.48%	11/2/2022	3/1/2029	2,512	2,326	942	0.1%
Medallia, Inc.	(7)	SF	6.60%	7.93% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,009	11,847	12,003	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Mindbody, Inc.	(7)	SF	7.15%	12.48%	2/15/2019	9/30/2025	1,867	$1,863	$1,867	0.1%
Mindbody, Inc.	(7)	SF	7.15%	12.48%	9/22/2021	9/30/2025	2,270	2,270	2,270	0.1%
Mindbody, Inc. (Revolver)	(18)	SF	7.15%	12.48%	2/15/2019	9/30/2025	190	—	—	0.0%
Oranje Holdco, Inc.	(6)	SF	7.25%	12.59%	4/20/2024	2/1/2029	29,053	29,053	29,053	1.7%
Oranje Holdco, Inc.	(6)(9)	SF	7.50%	12.83%	2/1/2023	2/1/2029	14,000	13,715	14,132	0.8%
Oranje Holdco, Inc. (Revolver)	(18)	SF	7.25%	12.59%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC	(6)(9)	SF	8.40%	13.70%	12/13/2022	12/16/2027	5,584	5,461	5,584	0.3%
Optomi, LLC	(7)(9)	SF	5.65%	10.95%	12/16/2021	12/16/2027	13,166	12,999	13,166	0.8%
Optomi, LLC (Revolver)	(18)	SF	5.65%	10.95%	12/16/2021	12/16/2027	3,189	—	—	0.0%
Recorded Future, Inc.	(6)	SF	5.75%	11.08%	6/28/2024	6/28/2030	40,885	40,476	40,895	2.4%
Recorded Future, Inc. (Delayed Draw)	(18)(19)	SF	5.75%	11.08%	6/28/2024	6/28/2030	9,481	—	—	0.0%
Recorded Future, Inc. (Revolver)	(18)	SF	5.75%	11.08%	6/28/2024	6/28/2030	4,444	—	—	0.0%
Securly, Inc.	(7)	SF	7.10%	12.43%	4/20/2022	4/22/2027	3,702	3,655	3,689	0.2%
Securly, Inc.	(7)	SF	7.10%	12.43%	4/22/2021	4/22/2027	8,400	8,307	8,369	0.5%
Securly, Inc.	(7)	SF	7.10%	12.45%	4/22/2021	4/22/2027	1,938	1,938	1,931	0.1%
Securly, Inc. (Delayed Draw)	(18)(19)	SF	7.10%	12.45%	4/20/2022	4/22/2027	2,585	2,488	2,478	0.2%
Securly, Inc. (Revolver)	(18)	SF	7.10%	12.45%	4/22/2021	4/22/2027	1,615	969	966	0.1%
Sparq Holdings, Inc.	(7)	SF	5.75%	11.01%	6/16/2023	6/15/2029	1,980	1,928	1,982	0.1%
Sparq Holdings, Inc.		SF	5.75%	11.09%	6/27/2024	6/25/2029	434	429	434	0.0%
Sparq Holdings, Inc. (Delayed Draw)	(18)(19)	SF	5.75%	11.01%	6/27/2024	6/25/2029	578	—	—	0.0%
Sparq Holdings, Inc.		SF	5.75%	11.08%	6/16/2023	6/15/2029	443	443	444	0.0%
Sparq Holdings, Inc. (Revolver)	(18)	SF	5.75%	11.01%	6/16/2023	6/15/2029	409	—	—	0.0%
Transact Holdings Inc.	(6)	SF	4.25%	9.59%	4/18/2019	4/30/2026	706	702	713	0.0%
Unanet, Inc.	(7)(9)	SF	6.00%	11.16%	12/9/2022	12/8/2028	22,000	21,648	22,220	1.3%
Unanet, Inc. (Delayed Draw)	(18)(19)	SF	6.00%	11.22%	12/9/2022	12/8/2028	6,947	2,837	2,865	0.2%
Unanet, Inc. (Revolver)	(18)	SF	6.00%	11.33%	12/9/2022	12/8/2028	2,316	347	347	0.0%
Watchguard Technologies, Inc.	(6)	SF	5.25%	10.59%	8/17/2022	6/29/2029	20,784	19,682	20,719	1.2%
ZI Intermediate II, Inc.	(6)	SF	7.00%	12.32%	5/13/2024	5/13/2030	57,250	55,986	55,962	3.3%
ZI Intermediate II, Inc. (Revolver)	(18)	SF	7.00%	12.32%	5/13/2024	5/13/2030	4,771	—	—	0.0%
							377,802	331,873	334,020	19.5%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	10.93%	11/24/2021	11/24/2026	16,067	15,895	16,067	0.9%
95 Percent Buyer, LLC (Revolver)	(18)	SF	5.60%	10.93%	11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	5.85%	11.18%	10/21/2022	10/20/2028	4,938	4,841	4,987	0.3%
Calienger Holdings, L.L.C. (Delayed Draw)	(18)(19)	SF	5.85%	11.18%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(18)	SF	5.85%	11.18%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	10.93%	10/11/2022	7/1/2027	38,495	37,997	38,495	2.3%
Destination Media, Inc.	(8)(10)	SF	7.25%	12.51%	6/21/2023	6/21/2028	6,435	6,238	6,564	0.4%
Destination Media, Inc. (Delayed Draw)	(18)(19)	SF	7.15%	12.48%	6/21/2023	6/21/2028	3,250	604	616	0.0%
Destination Media, Inc. (Revolver)	(18)	SF	7.15%	12.48%	6/21/2023	6/21/2028	670	134	134	0.0%
EverService Midco, LLC	(6)	SF	5.25%	10.59%	6/28/2024	6/28/2030	55,000	53,901	53,900	3.2%
EverService Midco, LLC (Revolver)	(18)	SF	5.25%	10.59%	6/28/2024	6/28/2030	8,919	—	—	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.00%	12.33%	12/30/2022	12/29/2028	13,825	13,487	13,641	0.8%
Madison Logic Holdings, Inc. (Revolver)	(18)	SF	7.00%	12.33%	12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc.	(7)(9)	SF	6.60%	11.93%	10/30/2020	10/30/2025	2,413	2,397	2,413	0.2%
North Haven USHC Acquisition, Inc.	(7)(9)	SF	6.60%	11.93%	3/12/2021	10/30/2025	699	699	699	0.0%
North Haven USHC Acquisition, Inc.	(9)	SF	6.60%	11.93%	9/3/2021	10/30/2025	1,412	1,412	1,412	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
North Haven USHC Acquisition, Inc.	(9)	SF	6.35%	11.67%	7/29/2022	10/30/2025	2,553	$2,536	$2,553	0.1%
North Haven USHC Acquisition, Inc. (Delayed Draw)	(18)(19)	SF	6.35%	11.65%	7/29/2022	10/30/2025	1,054	356	356	0.0%
North Haven USHC Acquisition, Inc. (Revolver)	(18)	SF	6.60%	11.92%	10/30/2020	10/30/2025	416	291	291	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	5.85%	11.15%	12/9/2022	12/9/2028	11,850	11,611	11,969	0.7%
Really Great Reading Company, Inc. (Delayed Draw)	(18)(19)	SF	5.85%	11.15%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver)	(18)	SF	5.85%	11.15%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC	(7)(9)	SF	6.35%	11.68%	11/20/2020	11/20/2025	1,935	1,923	1,935	0.1%
Relevate Health Group, LLC	(8)(9)	SF	6.35%	11.68%	3/28/2022	11/20/2025	5,158	5,114	5,158	0.3%
Relevate Health Group, LLC	(8)	SF	6.35%	11.68%	11/20/2020	11/20/2025	866	866	866	0.1%
Relevate Health Group, LLC (Revolver)	(18)	SF	6.35%	11.68%	11/20/2020	11/20/2025	789	211	211	0.0%
Spherix Global Inc.	(6)(7)	SF	6.36%	11.69%	12/22/2021	12/22/2026	3,191	3,160	2,888	0.2%
Spherix Global Inc. (Revolver)	(18)	SF	6.36%	11.69%	12/22/2021	12/22/2026	500	—	—	0.0%
Touchmath Acquisition LLC		SF	5.75%	11.08%	2/28/2024	2/28/2030	10,000	9,810	10,004	0.6%
Touchmath Acquisition LLC (Revolver)	(18)	SF	5.75%	11.08%	2/28/2024	2/28/2030	1,429	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.11%	11.46%	1/28/2020	1/28/2025	5,750	5,731	5,750	0.3%
XanEdu Publishing, Inc.	(8)	SF	6.11%	11.46%	8/31/2022	1/28/2025	2,285	2,270	2,285	0.1%
XanEdu Publishing, Inc. (Revolver)	(18)	SF	6.11%	11.46%	1/28/2020	1/28/2025	977	—	—	0.0%
							210,193	181,484	183,194	10.7%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(20)	SF	8.26%	13.58% PIK	2/15/2024	1/31/2028	162	162	312	0.0%
							162	162	312	0.0%
Media: Diversified & Production
Bonterra LLC	(7)(9)	SF	7.25%	12.58%	9/8/2021	9/8/2027	19,042	18,877	18,852	1.1%
Bonterra LLC		SF	8.00%	13.33% PIK	9/28/2023	9/8/2027	2,877	2,844	2,905	0.2%
Bonterra LLC (Revolver)	(18)	SF	7.25%	12.59%	9/8/2021	9/8/2027	1,814	1,125	1,113	0.1%
Chess.com, LLC	(7)(8)	SF	6.35%	11.68%	12/31/2021	12/31/2027	12,708	12,543	12,580	0.7%
Chess.com, LLC (Revolver)	(18)	SF	6.35%	11.68%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)	SF	6.75%	12.08%	2/28/2019	11/28/2025	995	995	999	0.1%
Crownpeak Technology, Inc.	(7)	SF	6.75%	12.08%	2/28/2019	11/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc.	(7)	SF	6.75%	11.97%	9/27/2022	11/28/2025	317	315	318	0.0%
Crownpeak Technology, Inc.	(9)	SF	6.75%	11.90%	9/27/2022	11/28/2025	829	829	833	0.0%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	12.08%	2/28/2019	11/28/2025	125	125	125	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	8.86%	14.21%	5/28/2024	9/23/2024	216	190	216	0.0%
Sports Operating Holdings II, LLC	(6)	SF	5.85%	11.19%	11/3/2022	11/3/2027	4,913	4,824	4,931	0.3%
Sports Operating Holdings II, LLC (Delayed Draw)	(18)(19)	SF	5.85%	11.19%	11/3/2022	11/3/2027	3,994	884	887	0.1%
Sports Operating Holdings II, LLC (Revolver)	(18)	SF	5.85%	11.19%	11/3/2022	11/3/2027	865	—	—	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	10.84%	3/26/2024	7/10/2026	14,384	14,231	14,096	0.8%
Streamland Media MidCo LLC	(6)(7)	SF	7.76%	12.34% Cash/ 0.75% PIK	8/26/2019	12/31/2024	1,952	1,952	1,884	0.1%
Streamland Media MidCo LLC	(6)	SF	7.76%	12.34% Cash/ 0.75% PIK	3/7/2022	12/31/2024	529	523	510	0.0%
							66,988	60,272	60,264	3.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Aduro Advisors, LLC	(6)(9)	SF	6.00%	11.34%	5/26/2023	5/26/2028	8,415	$8,239	$8,499	0.5%
Aduro Advisors, LLC (Revolver)		SF	6.00%	11.34%	5/26/2023	5/26/2028	944	944	944	0.1%
Aperture Companies, LLC	(7)(8)	SF	6.10%	11.43%	12/31/2021	12/31/2026	14,663	14,500	14,646	0.9%
Aperture Companies, LLC	(7)	SF	6.10%	11.43%	12/31/2021	12/31/2026	4,261	4,261	4,256	0.3%
Aperture Companies, LLC		SF	6.10%	11.44%	6/28/2024	12/31/2026	1,945	1,906	1,943	0.1%
Aperture Companies, LLC (Revolver)	(18)	SF	6.10%	11.44%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation	(6)(9)	SF	8.75%	10.80% Cash/ 3.25% PIK	4/13/2021	4/13/2029	5,326	5,280	5,366	0.3%
Aras Corporation (Revolver)	(18)	SF	5.50%	10.84%	4/13/2021	4/13/2029	726	169	169	0.0%
Argano, LLC	(6)	SF	6.65%	11.98%	4/18/2023	4/14/2025	1,194	1,181	1,200	0.1%
Argano, LLC	(7)(8)	SF	6.90%	12.23%	6/10/2021	6/10/2026	8,850	8,770	8,850	0.5%
Argano, LLC	(6)(8)	SF	6.90%	12.23%	6/10/2021	6/10/2026	3,919	3,919	3,919	0.2%
Argano, LLC	(6)(9)	SF	6.90%	12.23%	10/7/2022	6/10/2026	681	669	681	0.0%
Argano, LLC	(9)	SF	6.90%	12.23%	3/16/2022	6/10/2026	4,685	4,685	4,685	0.3%
Argano, LLC		SF	6.90%	12.23%	12/6/2023	6/10/2026	480	480	480	0.0%
Argano, LLC	(16)	P	(0.70%)	7.80%	5/3/2024	12/5/2025	9	9	10	0.0%
Argano, LLC (Revolver)		SF	6.90%	12.23%	6/10/2021	6/10/2026	965	965	965	0.1%
ASG III, LLC	(6)	SF	6.50%	11.83%	10/31/2023	10/31/2029	20,000	19,542	20,000	1.2%
ASG III, LLC (Delayed Draw)	(18)(19)	SF	6.50%	11.83%	10/31/2023	10/31/2029	8,421	7,579	7,579	0.4%
ASG III, LLC (Revolver)	(18)	SF	6.50%	11.83%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC	(6)(9)(21)	SF	6.00%	11.33%	12/27/2023	12/27/2029	16,000	15,699	16,014	0.9%
Bloomerang, LLC (Delayed Draw)	(18)(19)	SF	6.00%	11.33%	12/27/2023	12/27/2029	4,800	—	—	0.0%
Bloomerang, LLC (Revolver)	(18)	SF	6.00%	11.33%	12/27/2023	12/27/2029	3,200	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)	SF	6.50%	11.76%	9/15/2023	9/14/2029	36,000	35,186	36,288	2.1%
Cosmos Bidco, Inc.		SF	6.50%	11.76%	9/15/2023	9/14/2029	6,750	6,750	6,804	0.4%
Cosmos Bidco, Inc. (Delayed Draw)	(18)(19)	SF	6.50%	11.76%	5/17/2024	9/14/2029	12,000	1,714	1,728	0.1%
Cosmos Bidco, Inc. (Revolver)	(18)	SF	6.50%	11.76%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	6.50%	11.84%	8/29/2023	8/29/2029	20,000	19,548	20,400	1.2%
E-Discovery Acquireco, LLC	(6)	SF	5.75%	11.09%	5/3/2024	8/29/2029	3,273	3,241	3,273	0.2%
E-Discovery Acquireco, LLC (Revolver)	(18)	SF	6.50%	11.84%	8/29/2023	8/29/2029	1,818	—	—	0.0%
ecMarket Inc. and Conexiom US Inc.	(7)(11)(23)	SF	7.10%	12.43%	9/21/2021	9/21/2027	16,535	16,345	16,535	1.0%
ecMarket Inc. and Conexiom US Inc.	(7)(11)(23)	SF	7.10%	12.43%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(11)(18)(19)(23)	SF	7.10%	12.43%	3/28/2024	9/21/2027	2,718	842	842	0.0%
ecMarket Inc. and Conexiom US Inc.	(11)(23)	SF	7.10%	12.43%	5/4/2023	9/21/2027	2,063	2,063	2,063	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(11)(18)(23)	SF	7.10%	12.43%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	6.10%	11.44%	12/8/2022	12/8/2027	12,664	12,407	12,791	0.7%
Edustaff, LLC (Revolver)	(18)	SF	6.10%	11.44%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Huckabee Acquisition, LLC	(6)(8)(10)	SF	5.75%	11.09%	1/16/2024	1/16/2030	29,925	29,353	30,112	1.8%
Huckabee Acquisition, LLC (Delayed Draw)	(18)(19)	SF	5.75%	11.09%	1/16/2024	1/16/2030	6,522	—	—	0.0%
Huckabee Acquisition, LLC (Revolver)	(18)	SF	5.75%	11.09%	1/16/2024	1/16/2030	3,913	—	—	0.0%
HS4 Acquisitionco, Inc.	(7)	SF	5.85%	11.19%	7/9/2019	7/9/2025	3,880	3,863	3,880	0.2%
HS4 Acquisitionco, Inc.	(7)	SF	5.85%	11.19%	10/6/2021	7/9/2025	4,215	4,215	4,215	0.2%
HS4 Acquisitionco, Inc. (Revolver)	(18)	SF	5.85%	11.19%	7/9/2019	7/9/2025	325	244	244	0.0%
iCIMS, Inc.	(7)	SF	7.25%	12.58%	10/24/2022	8/18/2028	8,000	7,891	8,050	0.5%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.75%	11.08%	12/27/2023	12/27/2029	14,925	14,643	14,895	0.9%
Interstate BidCo, LLC (Delayed Draw)	(18)(19)	SF	5.75%	11.10%	12/27/2023	12/27/2029	8,309	4,871	4,862	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Interstate BidCo, LLC (Revolver)	(18)	SF	5.75%	11.08%	12/27/2023	12/27/2029	3,125	$—	$—	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	11.95%	12/9/2022	12/11/2028	2,963	2,915	2,942	0.2%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	11.95%	12/9/2022	12/11/2028	950	950	944	0.1%
Kingsley Gate Partners, LLC (Delayed Draw)	(18)(19)	SF	6.65%	12.00%	12/9/2022	12/11/2028	2,995	1,375	1,365	0.1%
Kingsley Gate Partners, LLC (Revolver)	(18)	SF	6.60%	11.94%	12/9/2022	12/11/2028	1,200	600	596	0.0%
Milrose Consultants, LLC	(6)(8)(10)	SF	7.15%	12.50%	8/31/2023	8/31/2028	44,663	43,596	45,020	2.6%
Milrose Consultants, LLC (Delayed Draw)	(18)(19)	SF	7.15%	12.50%	8/31/2023	8/31/2028	2,009	—	—	0.0%
Milrose Consultants, LLC (Revolver)	(18)	SF	7.15%	12.50%	8/31/2023	8/31/2028	2,308	—	—	0.0%
Moonraker Acquisitionco LLC	(6)	SF	6.00%	11.34%	9/30/2022	8/4/2028	6,895	6,792	6,895	0.4%
Moonraker Acquisitionco LLC (Revolver)	(18)	SF	6.00%	11.34%	9/30/2022	8/4/2028	933	280	280	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	11.17%	11/15/2023	11/30/2027	13,274	13,044	13,327	0.8%
NFM & J, L.P. (Delayed Draw)	(18)(19)	SF	5.85%	11.19%	11/15/2023	11/30/2027	7,415	246	247	0.0%
NFM & J, L.P. (Revolver)	(18)	P	4.75%	13.25%	11/15/2023	11/30/2027	5,273	264	264	0.0%
Onix Networking Corp.	(6)(8)	SF	5.50%	10.83%	10/2/2023	10/2/2029	14,925	14,649	15,074	0.9%
Onix Networking Corp. (Revolver)	(18)	SF	5.50%	10.83%	10/2/2023	10/2/2029	5,000	—	—	0.0%
Parkhub, Inc.	(6)	SF	6.50%	11.79%	4/9/2024	4/9/2030	16,369	16,052	16,042	0.9%
Parkhub, Inc.	(11)(23)(34)	SF	6.75%	12.04%	4/9/2024	4/9/2030	34,142	33,568	33,459	2.0%
Parkhub, Inc. (Delayed Draw)	(18)(19)	SF	6.50%	11.79%	4/9/2024	4/9/2030	16,833	—	—	0.0%
Parkhub, Inc. (Delayed Draw)	(18)(19)	SF	6.50%	11.79%	4/9/2024	4/9/2030	1,762	—	—	0.0%
Parkhub, Inc. (Delayed Draw)	(11)(18)(19)(23)(34)	SF	6.50%	11.79%	4/9/2024	4/9/2030	3,351	—	—	0.0%
Parkhub, Inc. (Revolver)	(18)	SF	6.50%	11.79%	4/9/2024	4/9/2030	6,733	—	—	0.0%
PC Pest Buyer, LLC	(6)	SF	4.75%	10.09%	6/20/2024	6/20/2030	14,000	13,756	13,755	0.8%
PC Pest Buyer, LLC (Delayed Draw)	(18)(19)	SF	4.75%	10.09%	6/20/2024	6/20/2030	42,000	—	—	0.0%
PC Pest Buyer, LLC (Revolver)	(18)	SF	4.75%	10.09%	6/20/2024	6/20/2030	8,400	—	—	0.0%
Project Accelerate Parent, LLC		SF	5.25%	10.54%	2/22/2024	2/22/2031	11,875	11,764	11,875	0.7%
Project Accelerate Parent, LLC (Revolver)	(18)	SF	5.25%	10.54%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC		SF	8.35%	8.68% Cash/ 5.00% PIK	12/8/2022	12/8/2027	7,796	7,624	7,067	0.4%
Prototek LLC (Revolver)	(18)	SF	8.35%	8.68% Cash/ 5.00% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Relativity ODA LLC	(6)(9)	SF	6.10%	11.44%	5/12/2021	5/12/2027	5,267	5,196	5,267	0.3%
Relativity ODA LLC (Revolver)	(18)	SF	6.10%	11.44%	5/12/2021	5/12/2027	450	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)	SF	5.85%	11.19%	6/17/2024	9/30/2027	43,987	43,987	43,965	2.6%
Security Services Acquisition Sub Corp.	(6)	SF	5.85%	11.19%	6/17/2024	9/30/2027	13,657	13,657	13,650	0.8%
Security Services Acquisition Sub Corp.	(6)	SF	5.85%	11.19%	6/17/2024	9/30/2027	13,493	13,493	13,486	0.8%
Signal 88, LLC	(6)	SF	6.50%	11.83%	6/3/2024	6/3/2029	23,500	23,154	23,148	1.4%
Sundance Group Holdings, Inc.	(7)	SF	6.25%	11.68%	7/2/2021	7/2/2027	4,148	4,099	4,148	0.2%
Sundance Group Holdings, Inc.	(9)	SF	6.35%	11.70%	11/30/2022	7/2/2027	166	162	167	0.0%
Sundance Group Holdings, Inc.	(9)	SF	6.35%	11.68%	7/2/2021	7/2/2027	1,244	1,244	1,244	0.1%
Sundance Group Holdings, Inc. (Revolver)	(18)	SF	6.35%	11.69%	7/2/2021	7/2/2027	498	299	299	0.0%
Teneo Holdings LLC		SF	4.75%	10.09%	3/8/2024	3/13/2031	6,983	6,913	7,010	0.4%
Thryv, Inc.	(11)	SF	6.75%	12.09%	5/15/2024	5/1/2029	9,611	9,516	9,791	0.6%
Valkyrie Buyer, LLC	(6)	SF	5.25%	10.58%	5/6/2024	5/6/2031	18,140	17,872	17,868	1.1%
Valkyrie Buyer, LLC (Delayed Draw)	(18)(19)	SF	5.25%	10.58%	5/6/2024	5/6/2031	2,316	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Valkyrie Buyer, LLC (Delayed Draw)	(18)(19)	SF	5.25%	10.58%	5/6/2024	5/6/2031	3,088	$—	$—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(18)(19)	SF	5.25%	10.58%	5/6/2024	5/6/2031	7,526	—	—	0.0%
Valkyrie Buyer, LLC (Revolver)	(18)	SF	5.25%	10.58%	5/6/2024	5/6/2030	3,509	—	—	0.0%
Vhagar Purchaser, LLC	(9)	SF	6.75%	12.05%	6/9/2023	6/11/2029	10,000	9,742	10,038	0.6%
Vhagar Purchaser, LLC (Delayed Draw)	(18)(19)	SF	6.75%	12.05%	6/9/2023	6/11/2029	2,222	500	502	0.0%
Vhagar Purchaser, LLC (Revolver)	(18)	SF	6.75%	12.05%	6/9/2023	6/11/2029	1,111	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	6.50%	11.82%	8/14/2023	8/14/2029	16,500	16,055	16,632	1.0%
WPEngine, Inc. (Revolver)	(18)	SF	6.50%	11.82%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							789,472	596,628	604,846	35.5%
Services: Consumer
AMS Parent, LLC		SF	5.01%	10.35%	4/8/2024	10/25/2028	9,742	9,607	9,600	0.6%
Clydesdale Holdings, LLC	(6)	SF	6.40%	11.73%	12/28/2023	6/23/2028	4,975	4,861	5,007	0.3%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	11.73%	7/19/2023	6/23/2028	4,963	4,856	4,995	0.3%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.65%	10.98%	6/24/2022	6/23/2028	14,738	14,523	14,620	0.9%
Clydesdale Holdings, LLC		SF	5.65%	10.98%	6/24/2022	6/23/2028	20,958	20,958	20,790	1.2%
Clydesdale Holdings, LLC (Delayed Draw)	(18)(19)	SF	5.65%	10.98%	6/20/2024	6/20/2026	8,333	767	761	0.0%
Clydesdale Holdings, LLC (Revolver)	(18)	SF	5.65%	10.98%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	(10)	SF	6.60%	11.94%	9/13/2022	12/22/2027	12,281	12,013	12,281	0.7%
Denali Midco 2, LLC		SF	6.60%	11.94%	9/13/2022	12/22/2027	12,393	12,393	12,393	0.7%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	11.94%	11/8/2023	11/8/2028	12,946	12,656	12,946	0.8%
Expedited Travel, LLC (Revolver)	(18)	SF	6.61%	11.94%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC	(6)	SF	6.76%	12.06%	7/14/2022	7/14/2028	9,985	9,944	9,985	0.6%
Express Wash Acquisition Company, LLC		SF	6.76%	12.06%	7/14/2022	7/14/2028	2,127	2,127	2,127	0.1%
Express Wash Acquisition Company, LLC (Revolver)	(18)	SF	6.76%	12.06%	7/14/2022	7/14/2028	536	295	295	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	11.84%	12/27/2023	12/27/2028	10,448	10,379	10,495	0.6%
The Black Tux, LLC (Delayed Draw)	(18)(19)	SF	6.50%	11.84%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Black Tux, LLC (Revolver)	(18)	SF	6.50%	11.84%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Hertz Corporation	(11)	SF	3.86%	9.20%	12/12/2023	6/30/2028	8,328	8,152	7,556	0.4%
The Hertz Corporation	(11)	SF	3.51%	8.86%	6/21/2024	6/30/2028	1,618	1,584	1,468	0.1%
Light Wave Dental Management, LLC	(8)(9)(10)	SF	7.00%	12.33%	6/30/2023	6/30/2029	27,225	26,495	27,007	1.6%
Light Wave Dental Management, LLC (Revolver)	(18)	SF	7.00%	12.33%	6/30/2023	6/30/2029	5,228	3,802	3,772	0.2%
Mammoth Holdings, LLC	(10)	SF	5.75%	11.08%	11/15/2023	11/15/2030	21,709	21,304	21,807	1.3%
Mammoth Holdings, LLC (Delayed Draw)	(18)(19)	SF	5.75%	11.09%	11/15/2023	11/15/2030	5,454	4,909	4,931	0.3%
Mammoth Holdings, LLC (Revolver)	(18)	SF	5.75%	11.08%	11/15/2023	11/15/2029	2,727	—	—	0.0%
							206,625	181,625	182,836	10.7%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(6)(18)(19)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	2,578	2,785	0.2%
American Broadband and Telecommunications Company LLC (Revolver)	(18)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	250	250	0.0%
Calabrio, Inc.	(7)	SF	7.13%	12.47%	12/19/2023	4/16/2027	1,173	1,173	1,178	0.1%
Calabrio, Inc.	(7)	SF	7.13%	12.47%	4/16/2021	4/16/2027	8,000	7,891	8,000	0.5%
Calabrio, Inc. (Revolver)	(18)	SF	7.13%	12.47%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp.	(7)(8)(9)(10)	SF	5.65%	11.00%	11/13/2019	11/13/2025	34,858	34,780	34,858	2.0%
DataOnline Corp. (Revolver)	(18)	SF	5.65%	10.98%	11/13/2019	11/13/2025	3,701	185	185	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
EOS Finco S.A.R.L.	(8)(11)(23)	SF	6.00%	11.26%	8/3/2022	8/20/2027	7,172	$7,079	$5,870	0.3%
MB Purchaser, LLC	(8)(10)	SF	4.75%	10.08%	1/3/2024	1/3/2030	15,000	14,722	15,075	0.9%
MB Purchaser, LLC (Delayed Draw)	(18)(19)	SF	4.75%	10.09%	1/3/2024	1/3/2030	12,500	1,250	1,256	0.1%
MB Purchaser, LLC (Revolver)	(18)	SF	4.75%	10.08%	1/3/2024	1/3/2030	2,500	—	—	0.0%
Patagonia Holdco LLC	(6)(11)	SF	5.75%	11.07%	8/5/2022	8/1/2029	14,738	12,570	14,062	0.8%
Sandvine Corporation	(6)(20)	SF	4.93%	10.15%	3/8/2021	6/28/2027	1,144	1,139	224	0.0%
							105,503	83,617	83,743	4.9%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	(6)	SF	4.85%	10.18%	5/26/2023	4/26/2028	6,252	6,033	6,267	0.4%
Complete Innovations Inc.	(6)(11)(22)(23)	C	6.00%	11.00%	12/16/2020	12/16/2025	7,981	8,501	7,981	0.5%
Complete Innovations Inc.	(6)(11)(22)(23)	C	6.00%	11.00%	12/16/2020	12/16/2025	1,012	1,093	1,012	0.1%
Epika Fleet Services, Inc.	(6)(8)	SF	5.75%	11.09%	3/18/2024	3/18/2029	16,958	16,631	16,964	1.0%
Epika Fleet Services, Inc.		SF	5.75%	11.09%	3/18/2024	3/18/2029	9,783	9,689	9,787	0.6%
Epika Fleet Services, Inc. (Delayed Draw)	(18)(19)	SF	5.75%	11.09%	3/18/2024	3/18/2029	4,903	686	686	0.0%
Epika Fleet Services, Inc. (Revolver)	(18)	SF	5.75%	11.09%	3/18/2024	3/18/2029	3,696	370	370	0.0%
Fiasco Enterprises, LLC		SF	6.61%	11.94%	5/6/2022	5/6/2027	6,878	6,800	6,730	0.4%
Fiasco Enterprises, LLC	(6)	SF	6.61%	11.94%	12/15/2022	5/6/2027	8,295	8,119	8,117	0.5%
Fiasco Enterprises, LLC (Revolver)	(18)	SF	6.61%	11.94%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	6.25%	11.51%	11/1/2022	11/1/2028	16,790	16,391	16,815	1.0%
Randys Holdings, Inc. (Delayed Draw)	(18)(19)	SF	6.25%	11.56%	11/1/2022	11/1/2028	5,680	1,044	1,045	0.1%
Randys Holdings, Inc. (Revolver)	(18)	SF	6.25%	11.51%	11/1/2022	11/1/2028	2,216	426	427	0.0%
RS Acquisition, LLC	(7)	SF	8.10%	11.43% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,872	10,755	10,268	0.6%
RS Acquisition, LLC	(6)(9)	SF	8.10%	11.43% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,046	10,046	9,488	0.6%
RS Acquisition, LLC (Revolver)	(18)	SF	8.10%	11.43% Cash/ 2.00% PIK	12/13/2021	12/14/2026	1,275	896	846	0.0%
							114,387	97,480	96,803	5.8%
Utilities: Electric
Central Moloney, LLC		SF	6.75%	12.08%	2/9/2024	10/20/2028	15,747	15,380	16,062	0.9%
Central Moloney, LLC	(6)(8)(10)	SF	6.75%	12.08%	12/19/2023	10/20/2028	31,296	30,680	31,921	1.9%
							47,043	46,060	47,983	2.8%
Wholesale
IF & P Holdings Company, LLC	(6)(8)	SF	5.63%	10.89%	10/6/2022	10/3/2028	23,509	23,057	23,509	1.4%
IF & P Holdings Company, LLC	(6)	SF	6.00%	11.26%	5/25/2023	10/3/2028	6,600	6,426	6,600	0.4%
IF & P Holdings Company, LLC (Revolver)	(18)	SF	5.63%	10.99%	10/6/2022	10/3/2028	2,800	1,442	1,442	0.1%
S&S Holdings LLC	(6)	SF	5.10%	10.43%	3/10/2021	3/10/2028	2,903	2,849	2,910	0.2%
							35,812	33,774	34,461	2.1%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							3,441,975	2,845,877	2,869,176	168.7%

Unitranche Secured Loans (12)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(18)(25)	SF	12.00%	17.33%	11/3/2023	11/3/2026	1,000	500	500	0.0%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	(18)(26)	SF	10.00%	13.34% Cash/ 2.00% PIK	12/8/2023	12/8/2026	336	202	202	0.0%
							1,336	702	702	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd.	(11)(23)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	26,586	$26,586	$26,753	1.6%
							26,586	26,586	26,753	1.6%
Consumer Goods: Durable
Jumpstart Holdco, Inc.	(6)	SF	5.65%	10.98%	4/19/2022	4/19/2028	23,089	22,773	21,145	1.2%
							23,089	22,773	21,145	1.2%
Environmental Industries
StormTrap, LLC	(8)	SF	5.00%	10.22%	3/25/2022	3/24/2028	5,993	5,919	5,993	0.4%
							5,993	5,919	5,993	0.4%
Healthcare & Pharmaceuticals
Evolve Biologics Inc.	(6)(11)	SF	16.00%	10.66% Cash/ 10.66% PIK	12/20/2022	12/18/2026	17,767	17,523	17,678	1.0%
							17,767	17,523	17,678	1.0%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	10.44%	12/3/2021	12/3/2026	9,203	9,118	9,203	0.5%
New Engen, Inc.	(7)(8)	SF	5.11%	10.44%	12/27/2021	12/3/2026	7,772	7,772	7,772	0.5%
							16,975	16,890	16,975	1.0%
Media: Diversified & Production
Park County Holdings, LLC		SF	6.75%	12.09%	11/29/2023	11/29/2029	45,000	44,389	45,000	2.6%
							45,000	44,389	45,000	2.6%
Services: Business
ASG II, LLC	(6)	SF	6.40%	11.73%	5/25/2022	5/25/2028	15,000	14,781	14,981	0.9%
ASG II, LLC		SF	6.40%	11.73%	5/25/2022	5/25/2028	2,250	2,250	2,247	0.1%
Onit, Inc.	(6)	SF	7.40%	12.73%	12/20/2021	5/2/2025	16,779	16,690	16,779	1.0%
							34,029	33,721	34,007	2.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							170,775	168,503	168,253	9.8%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.	(6)	SF	7.00%	6.33% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,712	1,709	1,228	0.1%
							1,712	1,709	1,228	0.1%
Automotive
First Brands Group, LLC	(8)	SF	8.76%	14.14%	12/11/2023	3/30/2028	14,436	13,953	14,039	0.8%
							14,436	13,953	14,039	0.8%
Banking
MoneyLion, Inc.	(6)(11)	SF	7.26%	12.59%	3/25/2022	3/24/2026	17,411	17,303	17,432	1.0%
							17,411	17,303	17,432	1.0%
Chemicals, Plastics & Rubber
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.)	(11)(23)	SF	4.50%	9.85%	4/4/2023	2/1/2027	516	508	460	0.0%
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.)	(11)(23)	SF	4.50%	9.85%	4/4/2023	2/1/2027	221	217	104	0.0%
							737	725	564	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
Jesse Studio Mezz, LLC (Delayed Draw)	(11)(18)(19)	SF	9.00%	14.33%	6/7/2024	6/7/2027	41,930	$34,097	$33,756	2.0%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(11)(18)(19)	SF	6.25%	11.58%	12/21/2023	1/15/2027	37,349	27,184	27,659	1.6%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(11)(18)(19)	SF	11.25%	16.58% PIK	12/21/2023	1/15/2027	12,914	3,275	3,284	0.2%
							92,193	64,556	64,699	3.8%
Consumer Goods: Non-Durable
Thrasio, LLC	(20)	SF	10.11%	15.45%	6/18/2024	6/18/2029	1,763	1,763	1,551	0.1%
							1,763	1,763	1,551	0.1%
FIRE: Real Estate
Avison Young (USA) Inc.	(11)(20)(23)	SF	8.26%	13.60%	4/26/2019	3/12/2029	1,892	1,858	1,490	0.1%
Avison Young (USA) Inc.	(11)(20)(23)	SF	8.26%	13.60%	4/26/2019	3/12/2029	647	635	381	0.0%
Florida East Coast Industries, LLC	(11)	n/a	n/a	16.00% PIK	8/9/2021	7/26/2024	1,797	1,797	1,797	0.1%
KT Naples UB LLC (Delayed Draw)	(11)(18)(19)	SF	12.00%	17.34%	4/8/2024	4/8/2026	14,250	7,034	6,964	0.4%
Witkoff/Monroe 700 JV LLC	(11)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	10/1/2026	9,843	9,843	9,717	0.6%
Witkoff/Monroe 700 JV LLC	(11)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	10/1/2026	1,703	1,703	1,681	0.1%
Witkoff/Monroe 700 JV LLC	(11)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	10/1/2026	3,055	3,055	3,016	0.2%
Witkoff/Monroe 700 JV LLC (Delayed Draw)	(11)(18)(19)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/8/2024	10/1/2026	2,097	1,487	1,468	0.1%
							35,284	27,412	26,514	1.6%
Healthcare & Pharmaceuticals
Radiology Partners, Inc.	(21)	SF	5.26%	9.09% Cash/ 1.50% PIK	1/29/2024	7/9/2025	4,000	3,580	3,804	0.2%
Radiology Partners, Inc.		SF	5.26%	9.09% Cash/ 1.50% PIK	5/30/2024	1/31/2029	5,710	5,492	5,430	0.3%
Sound Inpatient Physicians, Inc.	(6)(20)	SF	5.26%	9.10% Cash/ 1.50% PIK	10/12/2022	6/28/2028	2,416	2,199	1,872	0.1%
							12,126	11,271	11,106	0.6%
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(20)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	968	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(20)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2029	430	401	447	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(6)(20)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2029	440	401	457	0.0%
							1,858	1,770	904	0.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(20)(27)	n/a	n/a	n/a	5/2/2019	n/a	477	477	—	0.0%
Vice Acquisition Holdco, LLC	(20)(27)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(20)(27)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(20)(27)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(20)	SF	8.26%	13.59% PIK	7/31/2023	1/31/2028	503	503	411	0.0%
Vice Acquisition Holdco, LLC	(20)	SF	8.26%	13.59% PIK	7/31/2023	1/31/2028	152	152	124	0.0%
Vice Acquisition Holdco, LLC	(20)	SF	8.26%	13.59% PIK	9/8/2023	1/31/2028	265	265	216	0.0%
Vice Acquisition Holdco, LLC	(20)	SF	8.26%	13.59% PIK	7/31/2023	1/31/2028	396	396	64	0.0%
							2,092	2,092	815	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	11.09%	11/28/2022	12/20/2024	5,345	4,909	4,055	0.2%
							5,345	4,909	4,055	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Argano, LLC	(16)	P	(1.00)%	7.50%	11/7/2023	6/29/2025	28	$28	$28	0.0%
							28	28	28	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							184,985	147,491	142,935	8.2%

Equity Securities (13)(14)
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(15)(16)	—	—	—	8/2/2021	—	—	159	103	0.0%
								159	103	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(11)(15)(16)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(11)(15)(16)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	(15)	—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	(15)	—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	(15)	—	—	—	3/17/2023	—	—	8	—	0.0%
								189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(15)(16)	—	—	—	8/11/2022	—	—	650	—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(15)(16)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (42,816 Series C preferred units)	(15)(16)	—	—	—	12/20/2023	—	—	43	—	0.0%
								739	—	0.0%
Construction & Building
MEI Buyer LLC (2,275 units)	(15)	—	—	—	6/29/2023	—	—	2,275	2,719	0.2%
								2,275	2,719	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	(15)	—	—	—	8/3/2021	—	—	169	88	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	(15)	—	—	—	4/19/2022	—	—	1,566	542	0.0%
								1,735	630	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (31,764 shares of common stock)	(15)	—	—	—	6/18/2024	—	—	3,192	1,378	0.1%
								3,192	1,378	0.1%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(11)(15)(28)	—	—	—	3/4/2024	—	—	133	148	0.0%
								133	148	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(15)	—	—	—	10/19/2020	3/17/2028	—	$67	$318	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(15)	—	—	—	10/19/2021	3/17/2028	—	—	222	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(16)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(15)(16)	—	—	—	3/25/2022	—	—	—	127	0.0%
Volt Bidco, Inc. (878 shares of common stock)	(15)	—	—	—	8/11/2021	—	—	891	1,215	0.1%
								1,598	2,522	0.1%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(11)(15)(16)	—	—	—	6/12/2023	—	—	1,600	1,517	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(11)(15)(16)	—	—	—	12/24/2020	—	—	—	45	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(11)(15)(16)(29)	—	—	—	4/29/2022	—	—	443	443	0.0%
								2,043	2,005	0.1%
FIRE: Insurance
Epic Garage Partners, LLC (43,269 shares of common stock)	(15)(16)	—	—	—	2/2/2024	—	—	433	418	0.0%
								433	418	0.0%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(11)(20)(23)	n/a	n/a	12.50% PIK	9/1/2022	—	—	2,036	1,120	0.1%
Avison Young (USA) Inc. (1,521 Class F common shares)	(11)(15)(23)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(15)(16)	—	—	—	9/9/2019	—	—	420	568	0.0%
Lessen LLC (128,737 preferred units)	(15)	—	—	—	1/5/2023	—	—	1,667	1,399	0.1%
Residential Homes for Rent LLC (446,794 Series A preferred units)	(11)(15)(16)	—	—	—	3/5/2024	—	—	1,950	1,329	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.2% of the equity)	(11)(15)(16)	—	—	—	3/5/2024	3/5/2034	—	—	621	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(11)(15)(16)	—	—	—	7/2/2021	—	—	5	4,171	0.2%
								7,312	9,208	0.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(16)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	536	0.0%
Bluesight, Inc. (311 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	311	300	0.0%
Bluesight, Inc. (166,310 Class B common units)	(15)	—	—	—	7/17/2023	—	—	—	—	0.0%
Caravel Autism Health, LLC (3,600 Class A units)	(15)(16)	—	—	—	6/11/2024	—	—	3,600	3,600	0.2%
Caravel Autism Health, LLC (4,011 Class B units)	(15)(16)	—	—	—	6/11/2024	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	(15)	—	—	—	6/30/2021	—	—	578	512	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	(15)	—	—	—	6/30/2021	—	—	—	—	0.0%
Evolve Biologics Inc. (0.1% of equity commitments)	(11)(15)	—	—	—	12/20/2022	—	—	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(11)(15)	—	—	—	12/20/2022	12/20/2032	—	$—	$—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(11)(15)	—	—	—	1/18/2024	1/18/2034	—	—	337	0.0%
Forest Buyer, LLC (1,088 Class A units)	(16)	n/a	n/a	8.00% PIK	3/15/2024	—	—	1,088	1,071	0.1%
Forest Buyer, LLC (1,088 Class B units)	(15)(16)	—	—	—	3/15/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (0.3% of the equity)	(15)	—	—	—	1/31/2023	—	—	981	422	0.0%
NationsBenefits, LLC (369,827 Series B units)	(16)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,388	0.3%
NationsBenefits, LLC (326,667 common units)	(15)(16)	—	—	—	8/20/2021	—	—	468	2,147	0.1%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	(15)	—	—	—	10/4/2022	—	—	1,366	825	0.1%
Seran BioScience, LLC (26,666 common units)	(15)(16)	—	—	—	12/31/2020	—	—	267	473	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)	(15)	—	—	—	12/29/2023	12/29/2033	—	—	327	0.0%
Xpress Wellness, LLC (13,675 Series A units)	(15)	—	—	—	5/8/2024	—	—	13,675	13,675	0.8%
								25,558	29,613	1.6%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	(15)	—	—	—	12/21/2022	12/21/2032	—	—	121	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (157,895 Class A common units)	(15)	—	—	—	3/16/2021	—	—	10,982	1,408	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (294,118 Class B common units)	(15)	—	—	—	1/2/2024	—	—	—	2,622	0.2%
Drawbridge Partners, LLC (652,174 Class A-1 units)	(15)	—	—	—	9/1/2022	—	—	652	766	0.1%
Optomi, LLC (278 Class A units)	(15)(16)	—	—	—	12/16/2021	—	—	278	458	0.0%
Recorded Future, Inc. (40,243 Class A units)	(15)(30)	—	—	—	7/3/2019	—	—	40	127	0.0%
Sparq Holdings, Inc. (600,000 common units)	(15)	—	—	—	6/15/2023	—	—	600	640	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	(15)	—	—	—	12/5/2022	—	—	1,622	2,431	0.1%
ZI Intermediate II, Inc. (3,790 shares of common stock)	(15)	—	—	—	5/13/2024	—	—	3,790	3,790	0.2%
								17,964	12,363	0.7%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(15)(16)	—	—	—	12/31/2020	—	—	95	126	0.0%
								95	126	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(16)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	970	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(15)(16)	—	—	—	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	399	0.0%
New Engen, Inc. (5,067 Class B common units)	(15)	—	—	—	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	(15)	—	—	—	12/9/2022	—	—	369	391	0.0%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	75	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Relevate Health Group, LLC (96 Class B common units)	(15)	—	—	—	11/20/2020	—	—	$—	$—	0.0%
Spherix Global Inc. (42 Class A-2 units)	(15)	—	—	—	6/10/2024	—	—	333	56	0.0%
Spherix Global Inc. (333 Class A units)	(15)	—	—	—	12/22/2021	—	—	42	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	389	0.0%
								2,280	2,848	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)	(15)	—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(15)(16)	—	—	—	12/31/2021	—	—	189	109	0.0%
								189	109	0.0%
Services: Business
Argano, LLC (62,574 common units)	(15)(16)	—	—	—	6/10/2021	—	—	317	501	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	(15)	—	—	—	9/15/2023	—	—	2,250	2,550	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares)	(11)(15)(23)	—	—	—	9/21/2021	—	—	723	727	0.1%
Edustaff, LLC (591 shares of common stock)	(15)(16)	—	—	—	12/8/2022	—	—	591	1,021	0.1%
Onix Networking Corp. (2,000,000 shares of common stock)	(15)	—	—	—	10/2/2023	—	—	2,000	1,685	0.1%
Parkhub, Inc. (1,049,936 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,500	1,500	0.1%
Respida Software Equity CI LP (5,000,000 Series B Preferred Units)	(15)(16)	—	—	—	4/9/2024	—	—	4,850	5,000	0.3%
Skillsoft Corp. (1,308 Class A shares)	(6)(11)(15)(28)	—	—	—	6/11/2021	—	—	508	18	0.0%
								12,739	13,002	0.8%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(15)(16)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(16)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	31	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(15)(16)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(15)(16)	—	—	—	11/15/2023	—	—	169	—	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(15)(16)(31)	—	—	—	1/4/2021	—	—	197	191	0.0%
Light Wave Dental Management, LLC (306,152 Class A units)	(15)(16)	—	—	—	6/30/2023	—	—	3,062	2,794	0.2%
								3,463	3,016	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	(15)	—	—	—	6/10/2022	6/10/2032	—	84	88	0.0%
Sandvine Corporation (23,212 Class A units)	(6)(15)	—	—	—	6/28/2024	—	23	—	—	0.0%
Sandvine Corporation (37,522 Class B units)	(6)(15)	—	—	—	6/28/2024	—	38	—	—	0.0%
								84	88	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
Epika Fleet Services, Inc. (44,348 preferred units)	(15)	—	—	—	3/18/2024	—	—	$1,109	$1,109	0.1%
RS Acquisition, LLC (838,077 common units)	(15)(16)	—	—	—	1/12/2022	—	—	1,439	760	0.0%
								2,548	1,869	0.1%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	6,029	6,029	0.4%
Central Moloney, LLC (6,029 Class B common units)	(15)	—	—	—	10/20/2023	—	—	996	4,970	0.3%
Central Moloney, LLC (63 Class G units)	(15)	—	—	—	4/4/2024	—	—	—	12	0.0%
								7,025	11,011	0.7%
Wholesale
IF & P Holdings Company, LLC (1,531 Class A preferred units)	(15)	—	—	—	10/3/2022	—	—	1,531	1,309	0.1%
IF & P Holdings Company, LLC (1,531 Class B common units)	(15)	—	—	—	10/3/2022	—	—	6	—	0.0%
								1,537	1,309	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								95,603	94,485	5.3%
Total Non-Controlled/Non-Affiliate Company Investments								$3,257,474	$3,274,849	192.0%

Non-Controlled Affiliate Company Investments (17)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver)	(11)(18)	SF	7.00%	12.33%	8/11/2021	8/9/2024	4,875	3,323	3,323	0.2%
							4,875	3,323	3,323	0.2%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC		SF	6.36%	11.69%	4/25/2024	4/25/2029	10,300	10,096	10,094	0.6%
Summit Professional Education, LLC (Revolver)	(18)	SF	6.36%	11.69%	4/25/2024	4/25/2029	1,471	—	—	0.0%
							11,771	10,096	10,094	0.6%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.61%	11.94%	9/21/2022	9/21/2027	3,500	3,446	3,500	0.2%
Nastel Technologies, LLC (Revolver)	(18)	SF	6.61%	11.94%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	13.19%	10/6/2023	10/6/2028	12,438	11,966	12,425	0.7%
Zodega Landscaping, LLC (Revolver)	(18)	SF	7.86%	13.19%	10/6/2023	10/6/2028	1,984	—	—	0.0%
							18,290	15,412	15,925	0.9%
Transportation: Cargo
SheerTrans Solutions, LLC	(6)	SF	8.11%	9.46% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,192	5,121	5,192	0.3%
SheerTrans Solutions, LLC	(6)	SF	8.11%	9.46% Cash/ 4.00% PIK	2/15/2024	7/29/2027	1,483	1,457	1,483	0.1%
SheerTrans Solutions, LLC (Revolver)	(18)	SF	8.11%	9.46% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,491	978	978	0.1%
							8,166	7,556	7,653	0.5%
Total Non-Controlled Affiliate Senior Secured Loans							43,102	36,387	36,995	2.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Junior Secured Loans
Automotive
BTR Opco LLC (fka Born To Run, LLC)	(20)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	$1,692	$1,818	0.1%
BTR Opco LLC (fka Born To Run, LLC)	(20)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	—	0.0%
BTR Opco LLC (fka Born To Run, LLC) (Delayed Draw)	(18)(19)(20)	SF	8.76%	14.11% PIK	6/21/2024	12/31/2027	1,463	355	366	0.0%
							12,715	10,763	2,184	0.1%
FIRE: Real Estate
SFR Holdco, LLC	(11)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,412	0.3%
SFR Holdco, LLC	(11)	n/a	n/a	8.00%	3/1/2022	7/28/2028	4,388	4,387	4,467	0.3%
							10,238	10,237	9,879	0.6%
Total Non-Controlled Affiliate Junior Secured Loans							22,953	21,000	12,063	0.7%
Equity Securities (14)(17)
Automotive
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	(15)	—	—	—	6/21/2024	—	—	677	—	0.0%
								677	—	0.0%
FIRE: Finance
Triad Financial Services, Inc. ($4,214 of funded equity commitment)	(11)(15)(16)(32)	—	—	—	6/13/2024	—	—	4,214	3,901	0.2%
								4,214	3,901	0.2%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(11)(15)	—	—	—	8/6/2021	—	—	3,900	4,460	0.3%
SFR Holdco, LLC (10.5% of equity commitments)	(11)(15)	—	—	—	3/1/2022	—	—	2,925	3,345	0.2%
								6,825	7,805	0.5%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (16,676 Class A units)	(15)(16)	—	—	—	4/25/2024	—	—	16,676	16,676	1.0%
								16,676	16,676	1.0%
High Tech Industries
ClearlyRated Capital, LLC (5,500,000 Class A units)	(15)(16)	—	—	—	6/1/2023	—	—	5,500	5,500	0.3%
								5,500	5,500	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(15)(16)	—	—	—	9/21/2022	—	—	3,408	4,533	0.3%
Zodega Landscaping, LLC (124,206 preferred interests)	(15)(33)	—	—	—	10/6/2023	—	—	12,421	12,463	0.7%
								15,829	16,996	1.0%
Transportation: Cargo
SheerTrans Solutions, LLC (12,233,889 preferred interests)	(15)(16)	—	—	—	7/29/2022	—	—	12,234	12,356	0.7%
								12,234	12,356	0.7%
Total Non-Controlled Affiliate Equity Securities								61,955	63,234	3.7%
Total Non-Controlled Affiliate Company Investments								$119,342	$112,292	6.6%

TOTAL INVESTMENTS								$3,376,816	$3,387,141	198.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$308	CAD	417	Bannockburn Global Forex, LLC	7/3/2024	$3
Foreign currency forward contract	$95	CAD	131	Bannockburn Global Forex, LLC	7/17/2024	(1)
Foreign currency forward contract	$80	CAD	111	Bannockburn Global Forex, LLC	8/19/2024	(1)
Foreign currency forward contract	$83	CAD	114	Bannockburn Global Forex, LLC	9/18/2024	(1)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	3
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(1)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(1)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(1)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	3
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(1)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(1)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(1)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	99
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(1)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(1)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(1)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(1)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(1)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(1)
Foreign currency forward contract	$8,874	CAD	12,244	Bannockburn Global Forex, LLC	12/18/2025	(76)
Foreign currency forward contract	$381	AUD	579	Bannockburn Global Forex, LLC	7/16/2024	(5)
Foreign currency forward contract	$391	AUD	594	Bannockburn Global Forex, LLC	8/16/2024	(5)
Foreign currency forward contract	$389	AUD	592	Bannockburn Global Forex, LLC	9/17/2024	(5)
Foreign currency forward contract	$376	AUD	572	Bannockburn Global Forex, LLC	10/17/2024	(6)
Foreign currency forward contract	$387	AUD	590	Bannockburn Global Forex, LLC	11/18/2024	(6)
Foreign currency forward contract	$374	AUD	570	Bannockburn Global Forex, LLC	12/17/2024	(6)
Foreign currency forward contract	$372	AUD	568	Bannockburn Global Forex, LLC	1/17/2025	(7)
Foreign currency forward contract	$367	AUD	560	Bannockburn Global Forex, LLC	2/18/2025	(7)
Foreign currency forward contract	$331	AUD	506	Bannockburn Global Forex, LLC	3/18/2025	(7)
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	4/16/2025	(8)
Foreign currency forward contract	$353	AUD	542	Bannockburn Global Forex, LLC	5/16/2025	(8)
Foreign currency forward contract	$364	AUD	560	Bannockburn Global Forex, LLC	6/18/2025	(9)
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	7/16/2025	1
Foreign currency forward contract	$373	AUD	559	Bannockburn Global Forex, LLC	8/18/2025	1
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	9/16/2025	—
Foreign currency forward contract	$359	AUD	539	Bannockburn Global Forex, LLC	10/17/2025	—
Foreign currency forward contract	$371	AUD	557	Bannockburn Global Forex, LLC	11/18/2025	(1)
Foreign currency forward contract	$358	AUD	539	Bannockburn Global Forex, LLC	12/16/2025	(1)
Foreign currency forward contract	$370	AUD	556	Bannockburn Global Forex, LLC	1/20/2026	(1)
Foreign currency forward contract	$367	AUD	554	Bannockburn Global Forex, LLC	2/17/2026	(2)
Foreign currency forward contract	$331	AUD	500	Bannockburn Global Forex, LLC	3/17/2026	(2)
Foreign currency forward contract	$30,584	AUD	47,858	Bannockburn Global Forex, LLC	4/20/2026	(1,337)
						$(1,406)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)
____________________________________________________
(1)     All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)     The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Dollar Offered Rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at June 30, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)     Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2024 represented 198.6% of the Company’s net assets or 96.0% of the Company’s total assets, are subject to legal restrictions on sales.
(4)     Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)     Percentages are based on net assets of $1,705,478 as of June 30, 2024.
(6)     All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(7)     All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company’s $425,000 asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(8)     All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company’s secured term loan credit facility (the “Term Loan”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(9)     All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company’s $251,169 asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(10)     All or a portion of this security was held in MC Income Plus Financing SPV III LLC (the “SPV III”) as collateral for the Company’s secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA. (See Note 7 in the accompanying notes to the consolidated financial statements).
(11)     This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets totaled 12.6% of the Company’s total assets.
(12)     The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(13)     Represents less than 5% ownership of the portfolio company’s voting securities.
(14)     Ownership of certain equity investments may occur through a holding company or partnership.
(15)     Represents a non-income producing security.
(16)     Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)
(17)     As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(18)     All or a portion of this commitment was unfunded at June 30, 2024. As such, interest is earned only on the funded portion of this commitment.
(19)     This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(20)     This position was on non-accrual status as of June 30, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(21)     Investment position or portion thereof unsettled as of June 30, 2024.
(22)     This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(23)     This is an international company.
(24)     This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(25)     This investment is subject to a servicing agreement whereby the Company earns an effective yield of 18.4% net of servicing fees.
(26)     This investment is subject to a servicing agreement whereby the Company earns an effective yield of 15.3% net of servicing fees.
(27)     This is a demand note with no stated maturity.
(28)     The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(29)     As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(30)     As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(31)     As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(32)     As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $37,641 for a total commitment of $41,855.
(33)     As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,468.
(34)     This loan is denominated in Great Britain Pounds and is translated into U.S. dollars as of the valuation date.
n/a - not applicable
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp.	(6)	SF	7.00%	6.18% Cash/ 6.17% PIK	11/3/2023	3/25/2027	147	$145	$143	0.0%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.45%	7/25/2019	7/25/2025	1,915	1,902	1,915	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.45%	12/24/2019	7/25/2025	1,000	993	1,000	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.45%	2/17/2021	7/25/2025	1,729	1,728	1,729	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.45%	6/15/2021	7/25/2025	1,014	1,000	1,014	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	6.10%	11.45%	8/10/2021	7/25/2025	990	981	990	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(6)(7)(9)	SF	6.10%	11.45%	12/8/2023	12/31/2027	2,203	2,203	2,203	0.2%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver)	(17)	SF	6.10%	11.46%	7/25/2019	7/25/2025	316	47	47	0.0%
							9,314	8,999	9,041	0.7%
Automotive
Born To Run, LLC		SF	6.26%	11.64%	4/1/2021	4/1/2027	8,820	8,710	6,596	0.5%
Born To Run, LLC		SF	6.26%	11.64%	4/1/2021	4/1/2027	1,201	1,201	898	0.1%
Burgess Point Purchaser Corporation	(6)	SF	5.35%	10.71%	6/30/2022	7/25/2029	4,950	4,524	4,705	0.4%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.85%	11.16%	8/2/2021	8/2/2027	9,800	9,671	9,545	0.7%
Lifted Trucks Holdings, LLC (Revolver)	(17)	SF	5.90%	11.29%	8/2/2021	8/2/2027	2,381	794	773	0.1%
Panda Acquisition, LLC	(6)	SF	6.35%	11.70%	12/20/2022	10/18/2028	9,750	8,196	8,239	0.6%
Tenneco Inc.	(6)(20)	SF	5.10%	10.45%	11/3/2023	11/17/2028	7,107	6,088	6,290	0.5%
Truck-Lite Co., LLC	(6)	SF	6.35%	11.71%	7/8/2022	12/14/2026	126	124	126	0.0%
Truck-Lite Co., LLC	(6)	SF	6.35%	11.71%	3/11/2020	12/14/2026	3,348	3,331	3,339	0.3%
Truck-Lite Co., LLC	(6)	SF	6.35%	11.71%	11/23/2021	12/14/2026	622	622	620	0.0%
Truck-Lite Co., LLC	(6)	SF	6.35%	11.71%	3/11/2020	12/14/2026	496	496	495	0.0%
Truck-Lite Co., LLC	(6)	SF	6.35%	11.71%	11/23/2021	12/14/2026	551	551	550	0.0%
Truck-Lite Co., LLC	(6)	SF	6.35%	11.71%	11/23/2021	12/14/2026	707	707	705	0.1%
							49,859	45,015	42,881	3.3%
Banking
MV Receivables II, LLC	(10)	SF	9.75%	15.09%	7/29/2021	7/29/2026	10,125	9,672	9,618	0.8%
StarCompliance MidCo, LLC	(9)	SF	6.85%	12.20%	5/31/2023	1/12/2027	385	376	383	0.0%
StarCompliance MidCo, LLC	(7)	SF	6.85%	12.20%	1/12/2021	1/12/2027	3,000	2,966	2,989	0.2%
StarCompliance MidCo, LLC	(7)	SF	6.85%	12.20%	10/12/2021	1/12/2027	503	497	501	0.1%
StarCompliance MidCo, LLC (Revolver)	(17)	SF	6.85%	12.20%	1/12/2021	1/12/2027	484	285	284	0.0%
							14,497	13,796	13,775	1.1%
Beverage, Food & Tobacco
Aspire Bakeries Holdings LLC		SF	4.25%	9.61%	12/15/2023	12/23/2030	13,500	13,365	13,568	1.0%
Demakes Borrower, LLC		SF	6.25%	11.61%	12/15/2023	12/12/2029	4,878	4,757	4,756	0.4%
Demakes Borrower, LLC (Delayed Draw)	(17)(18)	SF	6.25%	11.61%	12/15/2023	12/12/2029	1,372	—	—	0.0%
LVF Holdings, Inc.	(6)	SF	5.90%	11.25%	6/10/2021	6/10/2027	3,421	3,377	3,421	0.3%
LVF Holdings, Inc.	(6)	SF	5.90%	11.25%	6/10/2021	6/10/2027	3,274	3,274	3,274	0.3%
LVF Holdings, Inc. (Revolver)	(17)	SF	5.90%	11.25%	6/10/2021	6/10/2027	554	—	—	0.0%
Project Cloud Holdings, LLC	(6)	SF	6.60%	11.96%	6/14/2023	3/29/2029	12,000	12,000	12,000	0.9%
Sabrosura Foods, LLC et al	(6)(7)	SF	5.60%	10.96%	10/18/2019	10/18/2024	4,587	4,569	4,518	0.3%
Sabrosura Foods, LLC et al	(6)	SF	5.65%	11.03%	10/18/2019	10/18/2024	259	259	255	0.0%
Sabrosura Foods, LLC et al (Revolver)		SF	5.60%	10.96%	10/18/2019	10/18/2024	1,286	1,286	1,266	0.1%
							45,131	42,887	43,058	3.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC	(8)	SF	7.15%	11.00% Cash/ 1.50% PIK	8/11/2022	8/11/2027	6,437	$6,337	$5,950	0.5%
Adept AG Holdings, LLC	(6)(10)(21)	SF	7.40%	11.25% Cash/ 1.50% PIK	8/11/2022	8/11/2027	10,961	10,609	10,212	0.8%
Adept AG Holdings, LLC	(8)	SF	7.15%	11.00% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,613	1,613	1,491	0.1%
Adept AG Holdings, LLC (Revolver)	(10)(17)(21)	SF	7.35%	11.21% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,107	1,058	1,009	0.1%
Adept AG Holdings, LLC (Revolver)		SF	7.10%	10.96% Cash/ 1.50% PIK	8/11/2022	8/11/2027	1,304	1,304	1,205	0.1%
BLP Buyer, Inc.	(6)(9)	SF	5.75%	11.11%	12/22/2023	12/21/2029	50,000	49,000	49,000	3.8%
BLP Buyer, Inc. (Delayed Draw)	(17)(18)	SF	5.75%	11.11%	12/21/2023	12/21/2029	6,000	—	—	0.0%
BLP Buyer, Inc. (Revolver)	(17)	SF	5.75%	11.11%	12/22/2023	12/21/2029	6,849	514	503	0.0%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	12.61%	9/9/2022	12/17/2026	8,719	8,524	8,555	0.7%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	12.61%	9/30/2022	12/17/2026	5,548	5,443	5,444	0.4%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	12.61%	9/9/2022	12/17/2026	10,616	10,378	10,417	0.8%
DS Parent, Inc.	(20)	SF	5.75%	11.21%	12/15/2023	12/8/2028	20,000	19,000	20,040	1.5%
Incompass, LLC	(6)(9)	SF	7.75%	13.13%	11/27/2023	11/27/2028	24,000	23,409	23,400	1.8%
Specialty Manufacturing Buyer, LLC	(8)	SF	6.51%	11.91%	6/30/2023	6/30/2028	15,960	15,588	15,960	1.2%
Specialty Manufacturing Buyer, LLC (Delayed Draw)	(17)(18)	SF	6.51%	11.91%	6/30/2023	6/30/2028	6,004	—	—	0.0%
Specialty Manufacturing Buyer, LLC (Revolver)	(17)	SF	6.51%	11.91%	6/30/2023	6/30/2028	3,002	—	—	0.0%
							178,120	152,777	153,186	11.8%
Chemicals, Plastics & Rubber
PHM Netherlands Midco B.V.	(6)(10)(22)	SF	4.76%	10.14%	4/4/2023	7/31/2026	754	738	555	0.0%
							754	738	555	0.0%
Construction & Building
MEI Buyer LLC	(8)	SF	6.50%	11.86%	6/30/2023	6/29/2029	25,544	24,815	26,054	2.0%
MEI Buyer LLC (Delayed Draw)	(17)(18)	SF	6.50%	11.86%	6/30/2023	6/29/2029	4,054	—	—	0.0%
MEI Buyer LLC (Revolver)	(17)	SF	6.50%	11.84%	6/30/2023	6/29/2029	5,253	96	96	0.0%
Premier Roofing L.L.C.	(6)	SF	7.65%	12.04% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,071	3,048	3,058	0.2%
Premier Roofing L.L.C. (Revolver)	(17)	SF	7.65%	12.04% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,207	398	397	0.0%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	10.97%	4/19/2021	4/17/2026	4,388	4,347	4,377	0.4%
TCFIII Owl Buyer LLC	(8)	SF	5.61%	10.97%	4/19/2021	4/17/2026	5,357	5,357	5,344	0.4%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	10.97%	12/17/2021	4/17/2026	4,808	4,758	4,796	0.4%
							53,682	42,819	44,122	3.4%
Consumer Goods: Durable
Independence Buyer, Inc.	(7)(8)	SF	5.90%	11.28%	8/3/2021	8/3/2026	11,456	11,325	11,270	0.9%
Independence Buyer, Inc. (Revolver)	(17)	SF	5.90%	11.28%	8/3/2021	8/3/2026	2,964	—	—	0.0%
Recycled Plastics Industries, LLC	(7)(8)	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	4,418	4,365	4,363	0.3%
Recycled Plastics Industries, LLC (Revolver)	(17)	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	446	—	—	0.0%
Snap One Holdings Corp.	(6)(10)	SF	4.65%	10.00%	4/3/2023	12/8/2028	6,029	5,688	5,883	0.5%
							25,313	21,378	21,516	1.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC	(6)(8)(9)	SF	5.61%	10.96%	5/18/2021	5/18/2026	13,685	$13,534	$13,610	1.1%
Arizona Natural Resources, LLC	(9)	SF	5.61%	10.96%	12/15/2021	5/18/2026	2,512	2,482	2,498	0.2%
Arizona Natural Resources, LLC	(6)	SF	5.61%	10.96%	8/12/2022	5/18/2026	6,815	6,720	6,777	0.5%
Arizona Natural Resources, LLC	(7)	SF	5.61%	10.96%	8/12/2022	5/18/2026	2,943	2,943	2,927	0.2%
Arizona Natural Resources, LLC (Revolver)	(17)	SF	5.61%	10.96%	5/18/2021	5/18/2026	2,222	1,778	1,768	0.1%
Hanesbrands Inc.	(10)(20)	SF	3.75%	9.11%	12/19/2023	3/8/2030	5,000	4,994	5,000	0.4%
PetIQ, LLC	(6)(10)	SF	4.25%	10.17%	5/10/2023	4/13/2028	9,482	9,080	9,434	0.7%
The Kyjen Company, LLC	(6)(7)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,963	2,946	2,934	0.2%
The Kyjen Company, LLC		SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver)	(17)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC	(7)(9)(19)	SF	7.26%	12.61%	12/18/2020	12/18/2026	4,865	4,823	2,816	0.2%
							50,805	49,303	47,767	3.6%
Containers, Packaging & Glass
B2B Industrial Products LLC	(6)(8)	SF	6.90%	12.29%	12/6/2022	10/7/2026	9,900	9,711	9,806	0.8%
B2B Industrial Products LLC	(6)	SF	6.90%	12.29%	4/4/2023	10/7/2026	2,291	2,243	2,269	0.2%
Polychem Acquisition, LLC	(6)	SF	5.11%	10.47%	4/8/2019	3/17/2025	1,905	1,903	1,903	0.1%
							14,096	13,857	13,978	1.1%
Energy: Oil & Gas
Liquid Tech Solutions Holdings, LLC	(6)	SF	5.01%	10.36%	3/18/2021	3/17/2028	2,226	2,218	2,196	0.2%
Long Ridge Energy & Power LLC		SF	10.60%	15.96%	11/17/2023	11/17/2026	17,500	17,162	17,150	1.3%
							19,726	19,380	19,346	1.5%
Environmental Industries
Quest Resource Management Group, LLC	(7)(8)	SF	6.61%	11.96%	10/19/2020	10/20/2025	852	808	857	0.1%
Quest Resource Management Group, LLC	(8)	SF	6.61%	11.96%	10/19/2020	10/20/2025	935	935	941	0.1%
Quest Resource Management Group, LLC	(7)(8)	SF	6.61%	11.96%	12/7/2021	10/20/2025	3,326	3,289	3,326	0.3%
Quest Resource Management Group, LLC	(7)	SF	6.61%	11.96%	12/7/2021	10/20/2025	335	335	335	0.0%
Trilon Group, LLC	(8)	SF	6.40%	11.78%	10/28/2022	5/25/2029	5,459	5,327	5,418	0.4%
Trilon Group, LLC	(7)(9)	SF	6.40%	11.78%	10/28/2022	5/25/2029	4,367	4,367	4,334	0.3%
Trilon Group, LLC		SF	6.40%	11.78%	9/12/2023	5/25/2029	1,088	1,056	1,080	0.1%
Trilon Group, LLC (Delayed Draw)	(17)(18)	SF	6.40%	11.75%	9/12/2023	5/25/2029	1,253	387	384	0.0%
Trilon Group, LLC (Revolver)	(17)	SF	6.40%	11.75%	9/12/2023	5/25/2029	413	57	56	0.0%
Volt Bidco, Inc.	(7)	SF	6.50%	11.85%	8/11/2021	8/11/2027	9,136	9,009	9,136	0.7%
Volt Bidco, Inc.		SF	6.50%	11.85%	8/11/2021	8/11/2027	1,717	1,717	1,717	0.1%
Volt Bidco, Inc. (Delayed Draw)	(17)(18)	SF	6.50%	11.85%	12/28/2023	8/11/2027	1,086	304	304	0.0%
Volt Bidco, Inc. (Revolver)	(17)	SF	6.50%	11.85%	8/11/2021	8/11/2027	956	268	268	0.0%
							30,923	27,859	28,156	2.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
Avalara, Inc.	(7)	SF	7.25%	12.60%	10/19/2022	10/19/2028	10,000	$9,787	$10,100	0.8%
Avalara, Inc. (Revolver)	(17)	SF	7.25%	12.60%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Bench Walk Lead, LLC	(10)	SF	9.50%	14.83%	6/9/2023	6/14/2027	29,600	29,370	29,600	2.3%
Bench Walk Lead, LLC (Delayed Draw)	(10)(17)(18)	SF	9.50%	14.83%	6/9/2023	6/14/2027	2,400	1,420	1,420	0.1%
BW 51f, L.P.	(10)	SF	8.00%	13.35%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.7%
Exiger LLC	(7)	SF	6.60%	11.94%	9/30/2021	9/30/2027	14,360	14,163	14,360	1.1%
Exiger LLC	(7)	SF	6.60%	11.94%	8/26/2022	9/30/2027	2,004	1,965	2,004	0.2%
Exiger LLC	(7)	SF	6.60%	11.94%	9/30/2021	9/30/2027	4,295	4,295	4,295	0.3%
Exiger LLC (Delayed Draw)	(17)(18)	SF	6.60%	11.94%	8/26/2022	9/30/2027	7,016	2,088	2,088	0.2%
Exiger LLC (Revolver)	(17)	SF	6.60%	11.94%	9/30/2021	9/30/2027	1,400	—	—	0.0%
GC Champion Acquisition LLC	(7)	SF	6.25%	11.71%	8/19/2022	8/18/2028	12,968	12,750	12,968	1.0%
GC Champion Acquisition LLC	(6)	SF	6.25%	11.71%	8/19/2022	8/18/2028	3,602	3,602	3,602	0.3%
GC Champion Acquisition LLC	(6)	SF	6.50%	11.96%	8/1/2023	8/18/2028	10,806	10,495	10,901	0.8%
J2 BWA Funding III, LLC (Delayed Draw)	(10)(17)(18)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,600	912	910	0.1%
J2 BWA Funding LLC (Revolver)	(10)(17)	n/a	n/a	10.00%	12/14/2020	12/24/2026	2,850	1,636	1,636	0.1%
Oceana Australian Fixed Income Trust	(6)(10)(22)(23)	SF	8.25%	13.59%	6/8/2023	4/1/2026	32,224	31,770	32,224	2.5%
Oceana Australian Fixed Income Trust	(10)(22)(23)	SF	8.25%	13.61%	12/27/2023	4/1/2026	14,971	15,048	14,971	1.1%
SCP Intermediate Holdings, LLC	(6)(10)	SF	5.85%	11.21%	12/28/2022	12/28/2028	2,970	2,905	3,000	0.2%
Slater Slater Schulman LLP (Delayed Draw)	(17)(18)	SF	7.50%	12.86%	12/6/2023	12/4/2026	22,000	14,143	14,001	1.1%
TEAM Public Choices, LLC	(6)	SF	5.25%	10.75%	8/23/2022	12/17/2027	4,515	4,334	4,488	0.3%
Transnetwork LLC	(20)	SF	3.75%	9.11%	11/20/2023	12/29/2028	12,000	11,770	11,970	0.9%
W3 Monroe RE Debt LLC	(10)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	2,145	2,145	2,199	0.2%
W3 Monroe RE Debt LLC (Delayed Draw)	(10)(17)(18)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	164	104	107	0.0%
							209,890	183,702	185,844	14.3%
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc.	(6)(8)	SF	6.15%	11.50%	9/23/2022	12/2/2026	9,916	9,695	9,733	0.7%
Simplicity Financial Marketing Group Holdings Inc.		SF	6.15%	11.50%	9/23/2022	12/2/2026	14,153	14,153	13,891	1.1%
Simplicity Financial Marketing Group Holdings Inc. (Revolver)	(17)	SF	6.15%	11.50%	9/23/2022	12/2/2026	761	—	—	0.0%
							24,830	23,848	23,624	1.8%
FIRE: Real Estate
300 N. Michigan Mezz, LLC (Delayed Draw)	(6)(10)(17)(18)	SF	14.32%	19.93% PIK	7/15/2020	7/15/2024	1,000	997	997	0.1%
Avison Young (USA) Inc.	(10)(19)(22)	SF	6.50%	11.97%	4/26/2019	1/30/2026	1,915	1,907	627	0.0%
Avison Young (USA) Inc.	(10)(19)(22)	SF	7.00%	12.47%	9/1/2022	1/30/2026	4,143	3,902	1,357	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(10)	SF	8.25%	13.60%	5/3/2022	4/30/2025	13,500	13,360	13,635	1.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(10)	SF	8.25%	13.60%	5/3/2022	4/30/2025	1,380	1,380	1,394	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw)	(10)(17)(18)	SF	8.25%	13.61%	10/6/2023	4/30/2027	4,058	1,536	1,561	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver)	(10)(17)	SF	8.25%	13.60%	5/3/2022	4/30/2025	6,763	2,647	2,647	0.2%
InsideRE, LLC	(7)(8)	SF	5.65%	11.00%	12/22/2021	12/22/2027	7,353	7,247	7,353	0.6%
InsideRE, LLC	(9)	SF	5.65%	11.00%	12/22/2021	12/22/2027	2,857	2,857	2,857	0.2%
InsideRE, LLC (Revolver)	(17)	SF	5.65%	11.00%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen Inc.		SF	8.50%	13.85%	1/5/2023	1/5/2028	8,000	7,715	7,810	0.6%
							51,934	43,548	40,238	3.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	6.25%	11.60%	6/7/2023	6/7/2029	9,950	$9,717	$9,980	0.8%
Animal Dermatology Group, Inc. (Delayed Draw)	(17)(18)	SF	6.25%	11.60%	6/7/2023	6/7/2029	3,748	2,910	2,919	0.2%
Animal Dermatology Group, Inc. (Revolver)	(17)	SF	6.25%	11.60%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	6.90%	12.32%	5/6/2021	5/6/2027	6,435	6,351	6,422	0.5%
Appriss Health, LLC (Revolver)	(17)	SF	6.90%	12.32%	5/6/2021	5/6/2027	433	—	—	0.0%
Avalign Technologies, Inc.	(6)	SF	4.60%	9.98%	7/10/2023	12/22/2025	9,804	9,422	9,158	0.7%
Bluesight, Inc.	(8)(9)	SF	7.25%	12.61%	7/17/2023	7/17/2029	30,000	29,135	29,946	2.3%
Bluesight, Inc. (Revolver)	(17)	SF	7.25%	12.61%	7/17/2023	7/17/2029	2,609	—	—	0.0%
Brickell Bay Acquisition Corp.	(7)(8)	SF	6.65%	12.04%	2/12/2021	2/12/2026	2,791	2,754	2,791	0.2%
Caravel Autism Health, LLC	(6)	SF	5.76%	11.16%	6/30/2021	6/30/2027	8,019	7,914	7,950	0.6%
Caravel Autism Health, LLC	(6)	SF	5.76%	11.16%	6/30/2021	6/30/2027	2,227	2,227	2,208	0.2%
Caravel Autism Health, LLC (Revolver)	(17)	SF	5.76%	11.16%	6/30/2021	6/30/2027	2,030	390	390	0.0%
Dorado Acquisition, Inc.	(6)(7)(9)	SF	6.85%	12.19%	6/30/2021	6/30/2026	13,685	13,526	13,281	1.0%
Dorado Acquisition, Inc.	(6)(8)	SF	6.90%	12.29%	11/27/2022	6/30/2026	11,343	11,130	11,008	0.8%
Dorado Acquisition, Inc. (Revolver)	(17)	SF	6.85%	12.19%	6/30/2021	6/30/2026	1,670	—	—	0.0%
Golden State Buyer, Inc.	(6)(8)	SF	4.85%	10.19%	8/25/2022	6/19/2026	9,868	9,590	9,504	0.7%
HAH Group Holding Company LLC	(6)	SF	5.00%	10.46%	5/19/2023	10/29/2027	2,876	2,809	2,859	0.2%
HAH Group Holding Company LLC	(6)	SF	5.00%	10.46%	5/19/2023	10/29/2027	759	739	757	0.1%
HAH Group Holding Company LLC	(6)	SF	5.00%	10.46%	5/19/2023	10/29/2027	364	364	362	0.0%
INH Buyer, Inc.	(6)	SF	7.00%	8.95% Cash/ 3.50% PIK	6/30/2021	6/28/2028	5,042	5,009	4,893	0.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)	(6)	SF	6.75%	12.13%	2/1/2023	2/1/2029	9,950	9,687	9,950	0.8%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw)	(17)(18)	SF	6.75%	12.14%	2/1/2023	2/1/2029	3,404	1,979	1,979	0.2%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver)	(17)	SF	6.75%	12.13%	2/1/2023	2/1/2029	1,626	705	705	0.1%
LSCS Holdings, Inc.	(6)	SF	4.61%	9.97%	5/24/2023	12/15/2028	2,977	2,894	2,939	0.2%
NationsBenefits, LLC	(6)	SF	7.10%	12.44%	8/20/2021	8/26/2027	12,005	11,861	12,099	0.9%
NationsBenefits, LLC	(6)	SF	7.10%	12.44%	8/26/2022	8/26/2027	14,307	14,307	14,419	1.1%
NationsBenefits, LLC		SF	7.10%	12.44%	8/26/2022	8/26/2027	15,511	15,511	15,632	1.2%
NationsBenefits, LLC (Revolver)	(17)	SF	7.10%	12.44%	8/20/2021	8/26/2027	6,805	2,722	2,722	0.2%
NQ PE Project Colosseum Midco Inc.	(6)(8)(9)	SF	5.65%	11.00%	10/4/2022	10/4/2028	14,454	14,210	14,599	1.1%
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	(17)(18)	SF	5.65%	11.00%	10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver)	(17)	SF	5.65%	11.00%	10/4/2022	10/4/2028	1,825	—	—	0.0%
OIS Management Services, LLC	(6)(9)	SF	5.85%	11.20%	12/14/2022	11/16/2028	9,925	9,712	10,024	0.8%
OIS Management Services, LLC		SF	5.85%	11.20%	12/14/2022	11/16/2028	3,830	3,830	3,868	0.3%
OIS Management Services, LLC (Revolver)	(17)	SF	5.85%	11.20%	12/14/2022	11/16/2028	1,154	—	—	0.0%
QF Holdings, Inc.		SF	6.35%	11.73%	12/15/2023	12/15/2027	910	896	910	0.1%
QF Holdings, Inc.	(7)	SF	6.35%	11.73%	9/19/2019	12/15/2027	4,550	4,536	4,550	0.3%
QF Holdings, Inc.	(7)	SF	6.35%	11.73%	12/15/2021	12/15/2027	4,368	4,321	4,368	0.3%
QF Holdings, Inc.	(7)	SF	6.35%	11.73%	9/19/2019	12/15/2027	910	910	910	0.1%
QF Holdings, Inc.	(7)	SF	6.35%	11.73%	8/21/2020	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (Revolver)	(17)	SF	6.35%	11.73%	9/19/2019	12/15/2027	1,092	—	—	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.85%	11.21%	10/7/2022	10/5/2029	9,162	8,920	8,796	0.7%
SCP Eye Care Holdco, LLC (Delayed Draw)	(17)(18)	SF	5.85%	11.21%	10/7/2022	10/5/2029	8,027	5,118	4,914	0.4%
SCP Eye Care Holdco, LLC (Revolver)	(17)	SF	5.85%	11.21%	10/7/2022	10/5/2029	1,442	986	915	0.1%
SDG Mgmt Company, LLC	(6)	SF	6.10%	11.45%	12/29/2023	6/30/2028	21,450	21,022	21,021	1.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SDG Mgmt Company, LLC (Delayed Draw)	(17)(18)	SF	6.10%	11.45%	12/29/2023	6/30/2028	8,569	$—	$—	0.0%
Seran BioScience, LLC	(7)(8)	SF	6.25%	11.64%	12/31/2020	7/8/2027	1,945	1,927	1,945	0.1%
Seran BioScience, LLC (Delayed Draw)	(17)(18)	SF	6.25%	11.66%	8/21/2023	7/8/2027	1,156	267	267	0.0%
Seran BioScience, LLC		SF	6.25%	11.66%	7/8/2022	7/8/2027	2,206	2,206	2,206	0.2%
Seran BioScience, LLC (Revolver)	(17)	SF	6.25%	11.64%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	11.19%	7/21/2023	12/30/2026	152	152	136	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	11.19%	12/30/2021	12/30/2026	3,734	3,684	3,355	0.3%
SIP Care Services, LLC (Delayed Draw)	(17)(18)	SF	5.85%	11.19%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver)	(17)	SF	5.85%	11.19%	12/30/2021	12/30/2026	760	228	205	0.0%
Sound Inpatient Physicians, Inc.	(6)(19)	SF	3.26%	8.64%	10/12/2022	6/27/2025	2,785	2,326	935	0.1%
TigerConnect, Inc.	(7)	SF	6.90%	12.28%	2/16/2022	2/16/2028	10,000	9,850	9,800	0.8%
TigerConnect, Inc. (Delayed Draw)	(17)(18)	SF	6.90%	12.28%	2/16/2022	2/16/2028	750	453	444	0.0%
TigerConnect, Inc. (Revolver)	(17)	SF	6.90%	12.28%	2/16/2022	2/16/2028	1,429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	12/28/2029	30,000	29,700	29,700	2.3%
WebPT, Inc.	(7)	SF	6.85%	12.24%	8/28/2019	1/18/2028	5,000	4,983	5,000	0.4%
WebPT, Inc. (Revolver)	(17)	SF	6.85%	12.22%	8/28/2019	1/18/2028	521	124	124	0.0%
Whistler Parent Holdings III, Inc.	(7)	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	21,252	20,906	21,040	1.6%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	266	266	263	0.0%
Whistler Parent Holdings III, Inc. (Revolver)		SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	2,657	2,657	2,630	0.2%
							376,569	328,753	328,708	25.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Acquia Inc.	(7)	SF	7.25%	12.74%	11/1/2019	10/31/2025	15,429	$15,288	$15,429	1.2%
Acquia Inc. (Delayed Draw)	(17)(18)	SF	7.50%	12.99%	11/11/2023	10/31/2025	3,092	—	—	0.0%
Acquia Inc. (Revolver)	(17)	SF	7.25%	12.43%	11/1/2019	10/31/2025	588	289	289	0.0%
Amelia Holding II, LLC	(9)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	10,104	9,850	10,142	0.8%
Amelia Holding II, LLC (Delayed Draw)	(17)(18)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	3,339	2,539	2,548	0.2%
Amelia Holding II, LLC (Revolver)	(17)	SF	10.00%	14.36% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	133	133	0.0%
Arcstor Midco, LLC	(19)	SF	8.10%	13.46% PIK	8/29/2023	3/16/2027	413	401	413	0.0%
BTRS Holdings Inc.	(9)	SF	8.00%	13.38%	12/16/2022	12/15/2028	10,000	9,737	10,000	0.8%
BTRS Holdings Inc. (Delayed Draw)	(17)(18)	SF	8.00%	13.38%	12/16/2022	12/15/2028	845	414	414	0.0%
BTRS Holdings Inc. (Revolver)	(17)	SF	7.25%	12.63%	12/16/2022	12/15/2028	1,067	267	267	0.0%
Drawbridge Partners, LLC	(7)	SF	6.75%	12.10%	9/1/2022	9/1/2028	15,000	14,753	15,003	1.2%
Drawbridge Partners, LLC (Delayed Draw)	(17)(18)	SF	6.75%	12.10%	9/1/2022	9/1/2028	4,370	2,480	2,480	0.2%
Drawbridge Partners, LLC (Revolver)	(17)	SF	6.75%	12.10%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fortra, LLC		SF	4.10%	9.48%	12/11/2023	11/30/2026	6,982	6,618	6,635	0.5%
Fueled Digital Media, LLC	(8)	SF	6.11%	11.46%	11/1/2022	11/1/2027	5,710	5,593	5,752	0.4%
Fueled Digital Media, LLC	(6)	SF	6.11%	11.46%	11/1/2022	11/1/2027	503	503	507	0.0%
Fueled Digital Media, LLC (Revolver)	(17)	SF	6.11%	11.47%	11/1/2022	11/1/2027	807	726	726	0.1%
Idera, Inc.	(20)	SF	3.90%	9.28%	12/12/2023	3/2/2028	4,123	4,112	4,112	0.3%
Matrix Parent, Inc.	(6)(8)	SF	5.00%	10.33%	11/2/2022	3/1/2029	2,493	2,300	1,704	0.1%
Medallia, Inc.	(7)	SF	6.60%	7.95% Cash/ 4.00% PIK	8/15/2022	10/27/2028	11,770	11,590	11,776	0.9%
Mindbody, Inc.	(7)	SF	7.15%	12.53%	2/15/2019	2/14/2025	1,867	1,859	1,867	0.1%
Mindbody, Inc.	(7)	SF	7.15%	12.53%	9/22/2021	2/14/2025	5,194	5,194	5,194	0.4%
Mindbody, Inc. (Revolver)	(17)	SF	7.15%	12.53%	2/15/2019	2/14/2025	190	—	—	0.0%
Oranje Holdco, Inc.	(6)(9)	SF	7.50%	12.88%	2/1/2023	2/1/2029	14,000	13,688	14,105	1.1%
Oranje Holdco, Inc. (Revolver)	(17)	SF	7.50%	12.88%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC	(6)(9)	SF	8.40%	13.79%	12/13/2022	12/16/2027	5,626	5,487	5,626	0.4%
Optomi, LLC	(7)(9)	SF	5.65%	11.04%	12/16/2021	12/16/2027	13,264	13,075	13,114	1.0%
Optomi, LLC (Revolver)	(17)	SF	5.65%	11.04%	12/16/2021	12/16/2027	3,189	—	—	0.0%
Securly, Inc.	(7)	SF	7.10%	12.48%	4/20/2022	4/22/2027	3,702	3,648	3,693	0.3%
Securly, Inc.	(7)	SF	7.10%	12.45%	4/22/2021	4/22/2027	8,400	8,294	8,379	0.6%
Securly, Inc.	(7)	SF	7.10%	12.49%	4/22/2021	4/22/2027	1,938	1,938	1,934	0.2%
Securly, Inc. (Delayed Draw)	(17)(18)	SF	7.10%	12.49%	4/20/2022	4/22/2027	2,585	1,984	1,979	0.2%
Securly, Inc. (Revolver)		SF	7.10%	12.49%	4/22/2021	4/22/2027	969	969	967	0.1%
Sparq Holdings, Inc.	(7)	SF	6.25%	11.43%	6/16/2023	6/15/2029	1,990	1,934	2,023	0.2%
Sparq Holdings, Inc. (Delayed Draw)	(17)(18)	SF	6.25%	11.43%	6/16/2023	6/15/2029	444	—	—	0.0%
Sparq Holdings, Inc. (Revolver)	(17)	SF	6.25%	11.43%	6/16/2023	6/15/2029	409	—	—	0.0%
Transact Holdings Inc.	(6)	SF	4.36%	9.83%	4/18/2019	4/30/2026	710	705	712	0.1%
Unanet, Inc.	(7)(9)	SF	6.00%	11.35%	12/9/2022	12/8/2028	22,000	21,617	22,000	1.7%
Unanet, Inc. (Delayed Draw)	(17)(18)	SF	6.00%	11.45%	12/9/2022	12/8/2028	6,947	2,837	2,837	0.2%
Unanet, Inc. (Revolver)	(17)	SF	6.00%	11.45%	12/9/2022	12/8/2028	2,316	—	—	0.0%
Watchguard Technologies, Inc.	(6)	SF	5.25%	10.61%	8/17/2022	6/29/2029	20,889	19,698	20,113	1.5%
							218,290	190,520	192,873	14.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	10.94%	11/24/2021	11/24/2026	16,067	$15,863	$16,067	1.2%
95 Percent Buyer, LLC (Revolver)	(17)	SF	5.60%	10.94%	11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	5.85%	11.19%	10/21/2022	10/20/2028	4,962	4,857	4,956	0.4%
Calienger Holdings, L.L.C. (Delayed Draw)	(17)(18)	SF	5.85%	11.19%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(17)	SF	5.85%	11.19%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)	SF	5.60%	10.95%	10/11/2022	7/1/2027	38,998	38,423	38,998	3.0%
Destination Media, Inc.	(8)	SF	7.25%	12.43%	6/21/2023	6/21/2028	6,467	6,258	6,564	0.5%
Destination Media, Inc. (Delayed Draw)	(17)(18)	SF	7.00%	12.35%	6/21/2023	6/21/2028	3,250	395	400	0.0%
Destination Media, Inc. (Revolver)	(17)	SF	7.00%	12.35%	6/21/2023	6/21/2028	670	134	134	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.00%	12.35%	12/30/2022	12/29/2028	13,895	13,530	13,774	1.1%
Madison Logic Holdings, Inc. (Revolver)	(17)	SF	7.00%	12.35%	12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc.	(7)(9)	SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	0.2%
North Haven USHC Acquisition, Inc.	(7)(9)	SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.1%
North Haven USHC Acquisition, Inc.	(9)	SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.1%
North Haven USHC Acquisition, Inc.	(9)	SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw)	(17)(18)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.0%
North Haven USHC Acquisition, Inc. (Revolver)	(17)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	104	103	0.0%
Really Great Reading Company, Inc.	(6)(9)	SF	5.85%	11.20%	12/9/2022	12/9/2028	11,910	11,649	12,029	0.9%
Really Great Reading Company, Inc. (Delayed Draw)	(17)(18)	SF	5.85%	11.20%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver)	(17)	SF	5.85%	11.20%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC	(7)(9)	SF	6.10%	11.44%	11/20/2020	11/20/2025	1,945	1,928	1,927	0.2%
Relevate Health Group, LLC	(8)(9)	SF	6.10%	11.44%	3/28/2022	11/20/2025	5,184	5,125	5,136	0.4%
Relevate Health Group, LLC	(8)	SF	6.10%	11.44%	11/20/2020	11/20/2025	870	870	862	0.1%
Relevate Health Group, LLC (Revolver)	(17)	SF	6.10%	11.43%	11/20/2020	11/20/2025	789	211	211	0.0%
Renaissance Holding Corp.	(6)	SF	4.75%	10.11%	3/16/2023	4/5/2030	7,481	7,272	7,518	0.6%
Spherix Global Inc.	(6)(7)	SF	6.36%	11.71%	12/22/2021	12/22/2026	4,421	4,371	4,289	0.3%
Spherix Global Inc. (Revolver)	(17)	SF	6.36%	11.71%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.50%	11.97%	1/28/2020	1/28/2025	5,844	5,807	5,844	0.4%
XanEdu Publishing, Inc.	(8)	SF	6.50%	11.97%	8/31/2022	1/28/2025	2,322	2,295	2,326	0.2%
XanEdu Publishing, Inc. (Revolver)	(17)	SF	6.50%	11.97%	1/28/2020	1/28/2025	977	—	—	0.0%
							144,454	126,518	128,517	9.9%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)		SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	503	503	494	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)		SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	152	152	149	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw)	(17)(18)	SF	8.26%	13.65% PIK	9/8/2023	1/31/2028	265	223	219	0.0%
							920	878	862	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
Bonterra LLC	(7)(9)	SF	7.25%	12.60%	9/8/2021	9/8/2027	19,042	$18,859	$18,685	1.4%
Bonterra LLC		SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	2,692	2,656	2,702	0.2%
Bonterra LLC (Revolver)	(17)	SF	7.25%	12.60%	9/8/2021	9/8/2027	1,814	544	534	0.0%
Chess.com, LLC	(7)(8)	SF	6.60%	11.95%	12/31/2021	12/31/2027	12,772	12,587	12,725	1.0%
Chess.com, LLC (Revolver)	(17)	SF	6.60%	11.95%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.35%	12.69%	2/28/2019	2/28/2025	1,000	1,000	1,000	0.1%
Crownpeak Technology, Inc.	(7)	SF	7.35%	12.69%	2/28/2019	2/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.50%	12.97%	9/27/2022	2/28/2025	318	315	318	0.0%
Crownpeak Technology, Inc.	(9)	SF	7.35%	12.69%	9/27/2022	2/28/2025	833	833	834	0.1%
Crownpeak Technology, Inc. (Revolver)	(17)	SF	7.35%	12.69%	2/28/2019	2/28/2025	125	17	17	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	11.14%	11/28/2022	12/20/2024	5,345	4,516	3,992	0.3%
Sports Operating Holdings II, LLC	(6)	SF	5.85%	11.21%	11/3/2022	11/3/2027	4,938	4,837	4,938	0.4%
Sports Operating Holdings II, LLC (Delayed Draw)	(17)(18)	SF	5.85%	11.21%	11/3/2022	11/3/2027	3,997	402	402	0.0%
Sports Operating Holdings II, LLC (Revolver)	(17)	SF	5.85%	11.21%	11/3/2022	11/3/2027	865	—	—	0.0%
Streamland Media MidCo LLC	(6)(7)	SF	7.25%	12.39% Cash/ 0.50% PIK	8/26/2019	12/31/2024	1,957	1,951	1,941	0.1%
Streamland Media MidCo LLC	(6)	SF	7.25%	12.39% Cash/ 0.50% PIK	3/7/2022	12/31/2024	530	523	526	0.0%
							57,656	49,055	48,629	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Aduro Advisors, LLC	(6)(9)	SF	6.25%	11.61%	5/26/2023	5/26/2028	8,458	$8,262	$8,507	0.7%
Aduro Advisors, LLC (Revolver)		SF	6.25%	11.61%	5/26/2023	5/26/2028	944	944	944	0.1%
Aperture Companies, LLC	(7)(8)	SF	6.35%	11.69%	12/31/2021	12/31/2026	14,737	14,542	14,417	1.1%
Aperture Companies, LLC	(7)	SF	6.35%	11.69%	12/31/2021	12/31/2026	4,283	4,283	4,190	0.3%
Aperture Companies, LLC (Revolver)	(17)	SF	6.35%	11.69%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation	(6)(9)	SF	6.90%	9.04% Cash/ 3.25% PIK	4/13/2021	4/13/2027	4,837	4,787	4,875	0.4%
Aras Corporation (Revolver)	(17)	P	5.50%	14.00%	4/13/2021	4/13/2027	325	282	282	0.0%
Argano, LLC	(6)	SF	6.60%	11.94%	4/18/2023	4/14/2025	1,200	1,185	1,206	0.1%
Argano, LLC	(7)(8)	SF	6.35%	11.69%	6/10/2021	6/10/2026	8,895	8,797	8,895	0.7%
Argano, LLC	(6)(8)	SF	6.35%	11.69%	6/10/2021	6/10/2026	3,939	3,939	3,939	0.3%
Argano, LLC	(6)(9)	SF	6.35%	11.69%	10/7/2022	6/10/2026	684	670	684	0.1%
Argano, LLC	(9)	SF	6.35%	11.69%	3/16/2022	6/10/2026	4,709	4,709	4,709	0.4%
Argano, LLC (Delayed Draw)	(17)(18)	SF	6.35%	11.70%	12/6/2023	6/10/2026	1,924	481	481	0.0%
Argano, LLC (Revolver)		SF	6.35%	11.69%	6/10/2021	6/10/2026	965	965	965	0.1%
ASG III, LLC	(6)	SF	6.50%	11.88%	10/31/2023	10/31/2029	20,000	19,506	19,500	1.5%
ASG III, LLC (Delayed Draw)	(17)(18)	SF	6.50%	11.88%	10/31/2023	10/31/2029	8,421	—	—	0.0%
ASG III, LLC (Revolver)	(17)	SF	6.50%	11.88%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC	(6)	SF	6.00%	11.19%	12/27/2023	12/27/2029	16,000	15,681	15,680	1.2%
Bloomerang, LLC (Delayed Draw)	(17)(18)	SF	6.00%	11.19%	12/27/2023	12/27/2029	4,800	—	—	0.0%
Bloomerang, LLC (Revolver)	(17)	SF	6.00%	11.19%	12/27/2023	12/27/2029	3,200	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)	SF	6.75%	11.93%	9/15/2023	9/14/2029	36,000	35,136	36,126	2.8%
Cosmos Bidco, Inc. (Delayed Draw)	(17)(18)	SF	6.75%	11.93%	9/15/2023	9/14/2029	6,750	—	—	0.0%
Cosmos Bidco, Inc. (Revolver)	(17)	SF	6.75%	11.93%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	6.50%	11.89%	8/29/2023	8/29/2029	20,000	19,514	20,000	1.5%
E-Discovery Acquireco, LLC (Revolver)	(17)	SF	6.50%	11.89%	8/29/2023	8/29/2029	1,818	—	—	0.0%
ecMarket Inc. and Conexiom US Inc.	(7)(10)(22)	SF	6.85%	12.20%	9/21/2021	9/21/2027	16,535	16,323	16,535	1.3%
ecMarket Inc. and Conexiom US Inc.	(7)(10)(22)	SF	6.85%	12.20%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(10)(17)(18)(22)	SF	6.85%	12.20%	5/4/2023	9/21/2027	2,063	1,677	1,677	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(10)(17)(22)	SF	6.85%	12.20%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	6.10%	11.46%	12/8/2022	12/8/2027	12,870	12,576	12,999	1.0%
Edustaff, LLC (Revolver)	(17)	SF	6.10%	11.46%	12/8/2022	12/8/2027	2,364	—	—	0.0%
HS4 Acquisitionco, Inc.	(7)	SF	6.85%	12.21%	7/9/2019	7/9/2025	3,900	3,874	3,888	0.3%
HS4 Acquisitionco, Inc.	(7)	SF	6.85%	12.21%	10/6/2021	7/9/2025	4,237	4,237	4,224	0.3%
HS4 Acquisitionco, Inc. (Revolver)	(17)	SF	6.85%	12.21%	7/9/2019	7/9/2025	325	219	218	0.0%
iCIMS, Inc.	(7)	SF	7.25%	12.62%	10/24/2022	8/18/2028	8,000	7,879	8,030	0.6%
Interstate BidCo, LLC	(6)	SF	6.00%	11.35%	12/27/2023	12/27/2029	15,000	14,701	14,700	1.1%
Interstate BidCo, LLC (Delayed Draw)	(17)(18)	SF	6.00%	11.35%	12/27/2023	12/27/2029	8,333	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(17)	SF	6.00%	11.35%	12/27/2023	12/27/2029	3,125	—	—	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	12.04%	12/9/2022	12/11/2028	2,978	2,926	2,940	0.2%
Kingsley Gate Partners, LLC		SF	6.65%	12.04%	12/9/2022	12/11/2028	955	955	943	0.1%
Kingsley Gate Partners, LLC (Delayed Draw)	(17)(18)	SF	6.65%	12.04%	12/9/2022	12/11/2028	2,998	658	650	0.0%
Kingsley Gate Partners, LLC (Revolver)	(17)	SF	6.65%	12.04%	12/9/2022	12/11/2028	1,200	—	—	0.0%
Milrose Consultants, LLC	(6)(8)	SF	7.15%	12.54%	8/31/2023	8/31/2028	44,888	43,715	45,044	3.5%
Milrose Consultants, LLC (Delayed Draw)	(17)(18)	SF	7.15%	12.54%	8/31/2023	8/31/2028	2,009	—	—	0.0%
Milrose Consultants, LLC (Revolver)	(17)	SF	7.15%	12.54%	8/31/2023	8/31/2028	2,308	—	—	0.0%
Moonraker Acquisitionco LLC	(6)	SF	6.00%	11.36%	9/30/2022	8/4/2028	6,930	6,814	6,930	0.5%
Moonraker Acquisitionco LLC (Delayed Draw)	(17)(18)	SF	6.00%	11.36%	9/30/2022	8/4/2028	2,333	—	—	0.0%
Moonraker Acquisitionco LLC (Revolver)	(17)	SF	6.00%	11.35%	9/30/2022	8/4/2028	933	93	93	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	11.22%	11/15/2023	11/30/2027	13,348	13,088	13,081	1.0%
NFM & J, L.P. (Delayed Draw)	(17)(18)	SF	5.85%	11.22%	11/15/2023	11/30/2027	7,416	—	—	0.0%
NFM & J, L.P. (Revolver)	(17)	SF	5.85%	11.22%	11/15/2023	11/30/2027	5,273	—	—	0.0%
Onix Networking Corp.	(6)	SF	5.75%	11.10%	10/2/2023	10/2/2029	15,000	14,702	14,700	1.1%
Onix Networking Corp. (Revolver)	(17)	SF	5.75%	11.10%	10/2/2023	10/2/2029	5,000	—	—	0.0%
Prototek LLC		SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	7,943	7,742	7,617	0.6%
Prototek LLC (Revolver)	(17)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Relativity ODA LLC	(6)(9)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	5,267	5,186	5,262	0.4%
Relativity ODA LLC (Revolver)	(17)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc.	(7)	SF	6.25%	11.73%	7/2/2021	7/2/2027	4,148	4,092	4,142	0.3%
Sundance Group Holdings, Inc.	(9)	SF	6.25%	11.74%	11/30/2022	7/2/2027	166	162	166	0.0%
Sundance Group Holdings, Inc.	(9)	SF	6.25%	11.72%	7/2/2021	7/2/2027	1,244	1,244	1,242	0.1%
Sundance Group Holdings, Inc. (Revolver)	(17)	SF	6.35%	11.72%	7/2/2021	7/2/2027	498	249	248	0.0%
Teneo Holdings LLC	(6)	SF	5.35%	10.71%	5/25/2023	7/11/2025	2,977	2,977	2,979	0.2%
The GEO Group, Inc.	(6)(10)	SF	7.13%	12.48%	4/5/2023	3/23/2027	9,807	9,956	10,052	0.8%
Thryv, Inc.	(6)(10)	SF	8.61%	13.97%	9/7/2022	2/27/2026	6,592	6,545	6,600	0.5%
Verdantas LLC	(6)	SF	7.60%	12.96%	2/28/2023	7/1/2026	3,970	3,887	3,966	0.3%
Verdantas LLC (Delayed Draw)	(17)(18)	SF	7.60%	12.96%	2/28/2023	7/1/2026	2,000	—	—	0.0%
Vhagar Purchaser, LLC	(9)	SF	7.00%	12.39%	6/9/2023	6/8/2029	10,000	9,723	10,000	0.8%
Vhagar Purchaser, LLC (Delayed Draw)	(17)(18)	SF	7.00%	12.39%	6/9/2023	6/8/2029	2,222	500	500	0.0%
Vhagar Purchaser, LLC (Revolver)	(17)	SF	7.00%	12.39%	6/9/2023	6/8/2029	1,111	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	6.50%	11.92%	8/14/2023	8/14/2029	16,500	16,021	16,550	1.3%
WPEngine, Inc. (Revolver)	(17)	SF	6.50%	11.92%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							454,164	357,695	362,667	27.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
The Black Tux, LLC	(9)	SF	6.50%	11.86%	12/27/2023	12/27/2028	10,500	$10,421	$10,421	0.8%
The Black Tux, LLC (Delayed Draw)	(17)(18)	SF	6.50%	11.86%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Black Tux, LLC (Revolver)	(17)	SF	6.50%	11.86%	12/27/2023	12/27/2028	1,944	—	—	0.0%
Clydesdale Holdings, LLC	(6)	SF	6.25%	11.60%	12/28/2023	6/23/2028	5,000	4,875	5,040	0.4%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	11.75%	7/19/2023	6/23/2028	4,988	4,871	5,027	0.4%
Clydesdale Holdings, LLC	(6)	SF	5.65%	11.00%	6/24/2022	6/23/2028	14,813	14,577	14,598	1.1%
Clydesdale Holdings, LLC (Delayed Draw)	(17)(18)	SF	5.65%	11.00%	6/24/2022	6/23/2028	21,057	17,232	16,982	1.3%
Clydesdale Holdings, LLC (Revolver)	(17)	SF	5.65%	11.00%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC		SF	6.60%	11.96%	9/13/2022	12/22/2027	12,344	12,042	12,381	1.0%
Denali Midco 2, LLC (Delayed Draw)	(17)(18)	SF	6.60%	11.96%	9/13/2022	12/22/2027	12,445	8,612	8,638	0.7%
Expedited Travel, LLC	(6)(7)(9)	SF	6.61%	11.96%	11/8/2023	11/8/2028	16,000	15,608	15,600	1.2%
Expedited Travel, LLC (Revolver)	(17)	SF	6.61%	11.96%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC	(6)	SF	6.76%	12.16%	7/14/2022	7/14/2028	9,985	9,937	9,985	0.8%
Express Wash Acquisition Company, LLC		SF	6.76%	12.16%	7/14/2022	7/14/2028	2,138	2,138	2,138	0.2%
Express Wash Acquisition Company, LLC (Revolver)	(17)	SF	6.76%	12.16%	7/14/2022	7/14/2028	536	295	295	0.0%
The Hertz Corporation	(10)(20)	SF	3.75%	9.11%	12/12/2023	6/30/2028	5,000	4,975	4,975	0.4%
Light Wave Dental Management, LLC	(8)(9)	SF	7.00%	12.35%	6/30/2023	6/30/2029	27,363	26,576	27,390	2.1%
Light Wave Dental Management, LLC (Revolver)	(17)	SF	7.00%	12.35%	6/30/2023	6/30/2029	3,802	2,757	2,757	0.2%
Mammoth Holdings, LLC		SF	5.75%	11.10%	11/15/2023	11/15/2030	21,818	21,389	21,382	1.6%
Mammoth Holdings, LLC (Delayed Draw)	(17)(18)	SF	5.75%	11.10%	11/15/2023	11/15/2030	5,455	—	—	0.0%
Mammoth Holdings, LLC (Revolver)	(17)	SF	5.75%	11.10%	11/15/2023	11/15/2029	2,727	—	—	0.0%
Pacific Bells, LLC	(8)	SF	4.50%	10.11%	11/2/2022	11/10/2028	2,909	2,750	2,902	0.2%
Viad Corp	(6)(10)	SF	5.11%	10.47%	9/12/2022	7/28/2028	4,043	3,966	4,038	0.3%
							192,834	163,021	164,549	12.7%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(6)(17)(18)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	2,532	2,861	0.2%
American Broadband and Telecommunications Company LLC (Revolver)	(17)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	247	247	0.0%
Calabrio, Inc. (Delayed Draw)	(7)(17)(18)	SF	7.13%	12.48%	12/19/2023	4/16/2027	1,173	—	—	0.0%
Calabrio, Inc.	(7)	SF	7.13%	12.48%	4/16/2021	4/16/2027	8,000	7,873	8,050	0.6%
Calabrio, Inc. (Revolver)	(17)	SF	7.13%	12.48%	4/16/2021	4/16/2027	963	551	551	0.0%
DataOnline Corp.	(7)(9)	SF	5.65%	11.04%	11/13/2019	11/13/2025	35,040	34,921	35,022	2.7%
DataOnline Corp. (Revolver)		SF	5.65%	11.00%	11/13/2019	11/13/2025	3,701	3,701	3,701	0.3%
EOS Finco S.A.R.L.	(6)(8)(10) (22)	SF	5.75%	11.10%	8/3/2022	8/20/2027	7,265	7,164	6,702	0.5%
Patagonia Holdco LLC	(6)(10)(22)	SF	5.75%	11.12%	8/5/2022	8/1/2029	14,813	12,489	13,520	1.0%
Sandvine Corporation	(6)	SF	4.50%	9.97%	3/8/2021	10/31/2025	1,143	1,143	926	0.1%
							75,852	70,621	71,580	5.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	(6)	SF	4.85%	10.21%	5/26/2023	4/26/2028	6,284	$6,040	$6,248	0.5%
Complete Innovations Inc.	(6)(10)(21)(22)	C	6.00%	11.40%	12/16/2020	12/16/2025	8,285	8,530	8,285	0.6%
Complete Innovations Inc.	(6)(10)(21)(22)	C	6.00%	11.40%	12/16/2020	12/16/2025	1,051	1,098	1,051	0.1%
Fiasco Enterprises, LLC	(8)	SF	6.36%	11.71%	5/6/2022	5/6/2027	6,913	6,822	6,774	0.5%
Fiasco Enterprises, LLC	(6)	SF	6.61%	11.96%	12/15/2022	5/6/2027	8,337	8,133	8,179	0.6%
Fiasco Enterprises, LLC (Revolver)	(17)	SF	6.61%	11.96%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Kenco PPC Buyer LLC	(6)(8)(9)	SF	5.00%	10.39%	11/17/2022	11/15/2029	21,722	21,246	21,678	1.7%
Kenco PPC Buyer LLC (Delayed Draw)	(17)(18)	SF	5.00%	10.39%	11/17/2022	11/15/2029	3,870	—	—	0.0%
Kenco PPC Buyer LLC (Revolver)	(17)	SF	5.00%	10.39%	11/17/2022	11/15/2029	4,787	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	6.50%	11.68%	11/1/2022	11/1/2028	16,875	16,434	16,824	1.3%
Randys Holdings, Inc. (Delayed Draw)	(17)(18)	SF	6.50%	11.68%	11/1/2022	11/1/2028	5,682	—	—	0.0%
Randys Holdings, Inc. (Revolver)	(17)	SF	6.50%	11.68%	11/1/2022	11/1/2028	2,273	656	654	0.1%
RS Acquisition, LLC	(7)(8)	SF	6.10%	11.44%	12/13/2021	12/14/2026	10,808	10,667	10,620	0.8%
RS Acquisition, LLC	(6)(9)	SF	6.10%	11.44%	12/13/2021	12/14/2026	9,986	9,986	9,812	0.8%
RS Acquisition, LLC (Revolver)	(17)	SF	6.10%	11.44%	12/13/2021	12/14/2026	1,264	885	885	0.1%
							109,887	90,497	91,010	7.1%
Utilities: Electric
Central Moloney, LLC	(6)(8)	SF	6.75%	12.10%	12/19/2023	10/20/2028	36,500	35,594	35,588	2.7%
							36,500	35,594	35,588	2.7%
Wholesale
IF & P Holdings Company, LLC	(6)(8)	SF	5.63%	11.07%	10/6/2022	10/3/2028	23,628	23,130	23,385	1.8%
IF & P Holdings Company, LLC	(6)	SF	6.00%	11.45%	5/25/2023	10/3/2028	6,633	6,445	6,633	0.5%
IF & P Holdings Company, LLC (Revolver)	(17)	SF	5.63%	10.91%	10/6/2022	10/3/2028	2,800	1,442	1,442	0.1%
S&S Holdings LLC	(6)	SF	5.10%	10.50%	3/10/2021	3/10/2028	2,918	2,858	2,861	0.2%
							35,979	33,875	34,321	2.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							2,481,979	2,136,933	2,146,391	164.8%

Unitranche Secured Loans (11)
Aerospace & Defense
Cassavant Holdings, LLC	(6)(7)	SF	7.61%	12.96%	9/8/2021	9/8/2026	13,784	13,623	13,784	1.1%
							13,784	13,623	13,784	1.1%
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(17)(24)	SF	12.00%	17.34%	11/3/2023	11/3/2026	1,000	167	165	0.0%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	(17)(25)	SF	10.00%	13.36% Cash/ 2.00% PIK	12/8/2023	12/8/2026	333	200	197	0.0%
							1,333	367	362	0.0%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd.	(10)(22)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	25,946	25,946	26,041	2.0%
							25,946	25,946	26,041	2.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc.	(6)	SF	5.60%	10.96%	4/19/2022	4/19/2028	23,206	22,848	21,497	1.7%
							23,206	22,848	21,497	1.7%
Environmental Industries
StormTrap, LLC	(8)	SF	5.25%	10.72%	3/25/2022	3/24/2028	6,437	6,348	6,437	0.5%
StormTrap, LLC (Delayed Draw)	(17)(18)	SF	5.25%	10.72%	3/25/2022	3/24/2028	2,222	—	—	0.0%
							8,659	6,348	6,437	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Evolve Biologics Inc.	(6)(10)	SF	16.00%	10.67% Cash/ 10.67% PIK	12/20/2022	12/18/2026	19,093	$18,785	$18,997	1.5%
Evolve Biologics Inc. (Delayed Draw)	(10)(17)(18)	SF	16.00%	10.67% Cash/ 10.67% PIK	12/20/2022	12/18/2026	19,410	—	—	0.0%
							38,503	18,785	18,997	1.5%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	10.46%	12/3/2021	12/3/2026	9,358	9,252	9,358	0.7%
New Engen, Inc.	(7)(8)	SF	5.11%	10.46%	12/27/2021	12/3/2026	7,902	7,902	7,902	0.6%
							17,260	17,154	17,260	1.3%
Media: Diversified & Production
Park County Holdings, LLC		SF	6.75%	12.11%	11/29/2023	11/29/2029	45,000	44,337	44,325	3.4%
							45,000	44,337	44,325	3.4%
Services: Business
ASG II, LLC	(6)	SF	6.40%	11.78%	5/25/2022	5/25/2028	15,000	14,756	15,000	1.1%
ASG II, LLC (Delayed Draw)	(17)(18)	SF	6.40%	11.78%	5/25/2022	5/25/2028	2,250	1,350	1,350	0.1%
Onit, Inc.	(6)	SF	7.50%	12.97%	12/20/2021	5/2/2025	16,800	16,663	16,800	1.3%
							34,050	32,769	33,150	2.5%
Telecommunications
VB E1, LLC	(6)	SF	7.75%	13.10%	11/18/2020	11/18/2026	3,000	3,000	3,000	0.2%
							3,000	3,000	3,000	0.2%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							210,741	185,177	184,853	14.2%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.	(6)	SF	7.00%	6.18% Cash/ 6.17% PIK	11/3/2023	5/7/2027	1,687	1,684	1,046	0.1%
							1,687	1,684	1,046	0.1%
Automotive
First Brands Group, LLC (fka Trico Group, LLC)	(20)	SF	8.50%	14.38%	12/11/2023	12/29/2028	9,936	9,507	9,470	0.7%
							9,936	9,507	9,470	0.7%
Banking
MoneyLion, Inc.	(6)(10)	SF	9.51%	14.86%	3/25/2022	3/24/2026	17,411	17,290	17,563	1.4%
							17,411	17,290	17,563	1.4%
Construction & Building
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(10)(17)(18)	SF	6.25%	11.61%	12/21/2023	12/21/2026	37,349	24,110	23,870	1.9%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(10)(17)(18)	SF	11.25%	16.61% PIK	12/21/2023	12/21/2026	12,651	3,012	2,982	0.2%
							50,000	27,122	26,852	2.1%
FIRE: Real Estate
Florida East Coast Industries, LLC	(10)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	1,933	1,923	1,934	0.2%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	9,643	9,643	9,493	0.7%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,668	1,668	1,642	0.1%
Witkoff/Monroe 700 JV LLC (Delayed Draw)	(10)(17)(18)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	3,001	1,925	1,895	0.1%
							16,245	15,159	14,964	1.1%
High Tech Industries
Arcstor Midco, LLC	(6)(19)	SF	7.85%	13.21% PIK	3/16/2021	3/16/2027	12,192	11,950	5,828	0.5%
Arcstor Midco, LLC	(6)(19)	SF	8.10%	13.46% PIK	7/14/2023	3/16/2027	413	401	413	0.0%
							12,605	12,351	6,241	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(14)(26)	n/a	n/a	n/a	5/2/2019	n/a	477	$477	$—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(14)(26)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(14)(26)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(14)(26)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)		SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	396	396	348	0.0%
							1,172	1,172	348	0.0%
Services: Business
Argano, LLC	(15)	P	(1.00)%	7.50%	11/7/2023	6/29/2024	28	28	28	0.0%
							28	28	28	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							109,084	84,313	76,512	5.9%

Equity Securities (12)(13)
Automotive
Born To Run, LLC (692,841 Class A units)	(14)	—	—	—	4/1/2021	—	—	693	—	0.0%
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(14)(15)	—	—	—	8/2/2021	—	—	159	82	0.0%
								852	82	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(10)(15)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(10)(15)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	(14)	—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	(14)	—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	(14)	—	—	—	3/17/2023	—	—	8	—	0.0%
								189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(14)(15)	—	—	—	8/11/2022	—	—	650	172	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(14)(15)	—	—	—	8/1/2023	—	—	46	47	0.0%
Adept AG Holdings, LLC (42,816 Series C preferred units)	(14)(15)	—	—	—	12/20/2023	—	—	43	43	0.0%
								739	262	0.0%
Construction & Building
MEI Buyer LLC (1,982 units)	(14)	—	—	—	6/29/2023	—	—	1,982	2,017	0.2%
								1,982	2,017	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	(14)	—	—	—	8/3/2021	—	—	169	117	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	(14)	—	—	—	4/19/2022	—	—	1,566	749	0.1%
								1,735	866	0.1%
Energy: Oil & Gas
QuarterNorth Energy Inc. (4,376 shares of common stock)	(6)(14)	—	—	—	1/11/2020	—	—	748	593	0.0%
								748	593	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(14)	—	—	—	10/19/2020	3/17/2028	—	$67	$256	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(14)	—	—	—	10/19/2021	3/17/2028	—	—	180	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(15)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units)	(14)(15)	—	—	—	3/25/2022	—	—	—	151	0.0%
Volt Bidco, Inc. (878 shares of common stock)	(14)	—	—	—	8/11/2021	—	—	891	1,144	0.1%
								1,598	2,371	0.2%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(10)(14)(15)	—	—	—	6/12/2023	—	—	1,600	1,765	0.2%
J2 BWA Funding LLC (0.3% profit sharing)	(10)(14)(15)	—	—	—	12/24/2020	—	—	—	42	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(10)(14)(15)(27)	—	—	—	4/29/2022	—	—	443	443	0.0%
								2,043	2,250	0.2%
FIRE: Real Estate
InsideRE, LLC (284,853 Class A common units)	(14)(15)	—	—	—	9/9/2019	—	—	420	659	0.1%
Lessen Inc. (128,737 preferred units)	(14)	—	—	—	1/5/2023	—	—	1,667	1,667	0.1%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(10)(15)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	5	3,007	0.2%
								2,092	5,333	0.4%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(15)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	690	0.1%
Bluesight, Inc. (311 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	311	286	0.0%
Bluesight, Inc. (166,310 Class B common units)	(14)	—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	(14)	—	—	—	6/30/2021	—	—	578	584	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	(14)	—	—	—	6/30/2021	—	—	—	88	0.0%
Evolve Biologics Inc. (0.1% of equity commitments)	(10)(14)	—	—	—	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(10)(14)	—	—	—	12/20/2022	12/20/2032	—	—	146	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.3% of the equity)	(14)	—	—	—	1/31/2023	—	—	981	844	0.1%
NationsBenefits, LLC (356,658 Series B units)	(15)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,393	2,162	0.2%
NationsBenefits, LLC (326,667 common units)	(14)(15)	—	—	—	8/20/2021	—	—	468	—	0.0%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	(14)	—	—	—	10/4/2022	—	—	1,365	1,361	0.1%
Seran BioScience, LLC (26,666 common units)	(14)(15)	—	—	—	12/31/2020	—	—	267	604	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)	(14)	—	—	—	12/29/2023	12/29/2033	—	—	—	0.0%
								7,089	6,765	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	(14)	—	—	—	12/21/2022	12/21/2032	—	$—	$144	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	(14)	—	—	—	9/1/2022	—	—	652	735	0.1%
Optomi, LLC (278 Class A units)	(14)(15)	—	—	—	12/16/2021	—	—	278	447	0.0%
Recorded Future, Inc. (40,243 Class A units)	(14)(28)	—	—	—	7/3/2019	—	—	40	130	0.0%
Sparq Holdings, Inc. (600,000 common units)	(14)	—	—	—	6/15/2023	—	—	600	624	0.1%
Unanet, Inc. (1,621,053 shares of common stock)	(14)	—	—	—	12/5/2022	—	—	1,622	2,237	0.2%
								3,192	4,317	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(14)(15)	—	—	—	12/31/2020	—	—	95	95	0.0%
								95	95	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(15)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	922	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(14)(15)	—	—	—	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	353	0.0%
New Engen, Inc. (5,067 Class B common units)	(14)	—	—	—	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	(14)	—	—	—	12/9/2022	—	—	369	466	0.0%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	46	0.0%
Relevate Health Group, LLC (96 Class B common units)	(14)	—	—	—	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	(14)	—	—	—	12/22/2021	—	—	333	143	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	296	0.0%
								2,238	2,794	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,110,000 Class A units)	(14)	—	—	—	7/31/2023	—	—	1,110	453	0.0%
								1,110	453	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(14)(15)	—	—	—	12/31/2021	—	—	189	162	0.0%
								189	162	0.0%
Services: Business
Argano, LLC (62,574 common units)	(14)(15)	—	—	—	6/10/2021	—	—	317	552	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	(14)	—	—	—	9/15/2023	—	—	2,250	2,188	0.2%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares)	(10)(14)(22)	—	—	—	9/21/2021	—	—	723	761	0.1%
Edustaff, LLC (591 shares of common stock)	(14)(15)	—	—	—	12/8/2022	—	—	591	795	0.1%
Onix Networking Corp. (2,000,000 shares of common stock)	(14)	—	—	—	10/2/2023	—	—	2,000	2,000	0.2%
Skillsoft Corp. (1,308 Class A shares)	(6)(10)(14)(29)	—	—	—	6/11/2021	—	—	508	23	0.0%
								6,389	6,319	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(14)(15)	—	—	—	11/15/2023	—	—	$—	$—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(15)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	36	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(14)(15)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(14)(15)	—	—	—	11/15/2023	—	—	142	29	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(14)(15)(30)	—	—	—	1/4/2021	—	—	196	240	0.0%
Light Wave Dental Management, LLC (300,218 Class A units)	(14)(15)	—	—	—	6/30/2023	—	—	3,002	2,880	0.2%
								3,375	3,185	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	(14)	—	—	—	6/10/2022	6/10/2032	—	84	99	0.0%
								84	99	0.0%
Transportation: Cargo
RS Acquisition, LLC (838,077 common units)	(14)(15)	—	—	—	1/12/2022	—	—	1,439	1,162	0.1%
								1,439	1,162	0.1%
Utilities: Electric
Central Moloney, LLC (4,451 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	4,451	4,451	0.3%
Central Moloney, LLC (4,451 Class B common units)	(14)	—	—	—	10/20/2023	—	—	—	—	0.0%
								4,451	4,451	0.3%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	(14)	—	—	—	10/3/2022	—	—	1,500	1,521	0.1%
IF & P Holdings Company, LLC (1,500 Class B common units)	(14)	—	—	—	10/3/2022	—	—	—	—	0.0%
								1,500	1,521	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								44,332	45,097	3.4%
Total Non-Controlled/Non-Affiliate Company Investments								$2,450,755	$2,452,853	188.3%

Non-Controlled Affiliate Company Investments (16)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver)	(10)(17)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	$3,323	$3,323	0.3%
							4,875	3,323	3,323	0.3%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.61%	11.96%	9/21/2022	9/21/2027	3,500	3,441	3,500	0.3%
Nastel Technologies, LLC (Revolver)	(17)	SF	6.61%	11.96%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	13.21%	10/6/2023	10/6/2028	12,500	11,983	11,969	0.9%
Zodega Landscaping, LLC (Revolver)	(17)	SF	7.86%	13.21%	10/6/2023	10/6/2028	1,984	—	—	0.0%
							18,352	15,424	15,469	1.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
SheerTrans Solutions, LLC	(6)	SF	8.11%	9.47% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,101	$5,020	$5,101	0.3%
SheerTrans Solutions, LLC (Revolver)	(17)	SF	8.11%	9.47% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,466	959	959	0.1%
							6,567	5,979	6,060	0.4%
Total Non-Controlled/Affiliate Senior Secured Loans							29,794	24,726	24,852	1.9%
Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	6,557	0.5%
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	3/1/2022	7/28/2028	4,388	4,387	4,917	0.4%
							10,238	10,237	11,474	0.9%
Total Non-Controlled/Affiliate Junior Secured Loans							10,238	10,237	11,474	0.9%

Equity Securities (13)(16)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(10)(14)	—	—	—	8/6/2021	—	—	3,900	4,371	0.3%
SFR Holdco, LLC (10.5% of equity commitments)	(10)(14)	—	—	—	3/1/2022	—	—	2,925	3,278	0.3%
								6,825	7,649	0.6%
High Tech Industries
ClearlyRated Capital, LLC (5,500,000 Class A units)	(14)	—	—	—	6/1/2023	—	—	5,500	5,500	0.4%
								5,500	5,500	0.4%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(14)(15)	—	—	—	9/21/2022	—	—	3,408	4,226	0.3%
Zodega Landscaping, LLC (124,206 preferred interests)	(14)(31)	—	—	—	10/6/2023	—	—	12,421	12,421	1.0%
								15,829	16,647	1.3%
Transportation: Cargo
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(14)(15)	—	—	—	7/29/2022	—	—	9,192	9,192	0.7%
								9,192	9,192	0.7%
Total Non-Controlled/Affiliate Equity Securities								37,346	38,988	3.0%
Total Non-Controlled/Affiliate Company Investments								$72,309	$75,314	5.8%

TOTAL INVESTMENTS								$2,523,064	$2,528,167	194.1%

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)
____________________________________
(1)     All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(2)     The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian dollar Offered rate (“CDOR” or “C”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, CDOR, or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2023. Certain investments may be subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)     Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2023 represented 194.1% of the Company’s net assets or 95.9% of the Company’s total assets, are subject to legal restrictions on sales.
(4)     Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(5)     Percentages are based on net assets of $1,302,667 as of December 31, 2023.
(6)     All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company's secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(7)     All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company's $425,000 asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(8)     All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company's secured term loan credit facility (the “Term Loan”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(9)     All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company's $251,169 asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(10)     This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 13.9% of the Company’s total assets.
(11)     The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(12)     Represents less than 5% ownership of the portfolio company's voting securities.
(13)     Ownership of certain equity investments may occur through a holding company or partnership.
(14)     Represents a non-income producing security.
(15)     Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(16)     As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(17)     All or a portion of this commitment was unfunded at December 31, 2023. As such, interest is earned only on the funded portion of this commitment.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)
(18)     This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(19)     This position was on non-accrual status as of December 31, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(20)     Investment position or portion thereof unsettled as of December 31, 2023.
(21)     This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(22)     This is an international company.
(23)     This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(24)     This investment is subject to a servicing agreement whereby the Company earns an effective yield of 18.05% net of servicing fees.
(25)     This investment is subject to a servicing agreement whereby the Company earns an effective yield of 15.71% net of servicing fees.
(26)     This is a demand note with no stated maturity.
(27)     As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(28)     As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(29)     The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(30)     As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(31)     As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,468.

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
On January 24, 2024, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV III LLC (the “SPV III”), for purposes of entering into a senior secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA. See Note 7 for additional information on the SPV III Credit Facility.
On May 31, 2024, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV IV LLC (the "SPV IV"), for purposes of entering into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with
Capital One, National Association. See Note 13 for additional information on the SPV IV Credit Facility.
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
Revenue Recognition
The Company’s revenue recognition policies are as follows:
Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.

Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and six months ended June 30, 2024, the Company received return of capital distributions from its equity investments of $16. For the three and six months ended June 30, 2023, the Company received return of capital distributions from its equity investments of $108 and $122, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $51,852 and $45,234 as of June 30, 2024 and December 31, 2023, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2024 totaled $14,575 and $23,469, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2023 totaled $6,750 and $8,623, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2024	2023
Interest income	$87,914	$46,975
PIK interest income	3,008	1,621
Dividend income (1)	411	139
Other income	2,559	402
Prepayment gain (loss)	1,433	151
Accretion of discounts and amortization of premiums	2,487	1,272
Total investment income	$97,812	$50,560

	Six months ended June 30,
	2024	2023
Interest income	$164,988	$88,432
PIK interest income	6,002	3,733
Dividend income (2)	563	244
Other income	2,660	640
Prepayment gain (loss)	2,494	479
Accretion of discounts and amortization of premiums	5,089	2,884
Total investment income	$181,796	$96,412
_________________________________________
(1)During the three months ended June 30, 2024 and 2023, dividend income includes PIK dividends of $392 and $96, respectively.
(2)During the six months ended June 30, 2024 and 2023, dividend income includes PIK dividends of $544 and $189, respectively.

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
Non-accrual: Loans or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of June 30, 2024 and December 31, 2023, there were nine and four borrowers, respectively, with a loan or preferred equity investments on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $16,686 and $12,389 at June 30, 2024 and December 31, 2023, respectively.
Distributions
Distributions to stockholders are recorded on the applicable record date. The amount, if any, to be distributed to stockholders is determined by the Board at least quarterly and is generally based upon the Company’s earnings as estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
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

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the SPV, SPV II, SPV III, 2022 Issuer and 2023 Issuer. Cash and cash equivalents held within the SPV, SPV II, SPV III, 2022 Issuer and 2023 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of June 30, 2024 and December 31, 2023, restricted cash and cash equivalents included $25,542 and $38,388, respectively, held within the SPV, $15,856 and $3,057, respectively, held within the SPV II, $2,839 and zero, respectively, held within the SPV III, $12,060 and $10,996, respectively, held within the 2022 Issuer and $15,851 and $7,728, respectively, held within the 2023 Issuer.
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $13,815 and $14,612, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and six months ended June 30, 2024 and was $2,226 and $4,225, respectively. Amortization of debt issuance costs for the three and six months ended June 30, 2023 and was $1,523 and $2,253, respectively.
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

Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents an obligation of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for the preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2024, the Company recorded a net expense on the consolidated statements of operations of $245 and $370 for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2023, the Company recorded a net expense on the consolidated statements of operations of $150 and $345 for U.S. federal excise tax, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded an accrual for U.S. federal excise taxes of $370 and $450, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2024, the Company recorded a net tax expense of $104 on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2023, the Company recorded a net tax expense of $39 on the consolidated statements of operations for these subsidiaries. As of both June 30, 2024 and December 31, 2023, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2024. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2024, except as disclosed in Note 13.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 for both the six months ended June 30, 2024 and 2023.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$2,882,264	85.4%	$2,161,659	85.7%
Unitranche secured loans	168,503	5.0	185,177	7.3
Junior secured loans	168,491	5.0	94,550	3.8
Equity securities	157,558	4.6	81,678	3.2
Total	$3,376,816	100.0%	$2,523,064	100.0%

	June 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$2,906,171	85.8%	$2,171,243	85.9%
Unitranche secured loans	168,253	5.0	184,853	7.3
Junior secured loans	154,998	4.6	87,986	3.5
Equity securities	157,719	4.6	84,085	3.3
Total	$3,387,141	100.0%	$2,528,167	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2024		December 31, 2023
Amortized Cost:
International	$118,879	3.5%	$116,117	4.6%
Midwest	624,807	18.5	464,411	18.4
Northeast	784,101	23.2	602,303	23.9
Northwest	70,159	2.1	72,401	2.9
Southeast	764,258	22.6	609,720	24.2
Southwest	499,372	14.8	303,643	12.0
West	515,240	15.3	354,469	14.0
Total	$3,376,816	100.0%	$2,523,064	100.0%

	June 30, 2024		December 31, 2023
Fair Value:
International	$114,337	3.4%	$112,077	4.4%
Midwest	621,412	18.4	462,371	18.3
Northeast	786,786	23.2	605,226	23.9
Northwest	72,024	2.1	73,706	2.9
Southeast	782,146	23.1	616,182	24.4
Southwest	502,113	14.8	303,605	12.0
West	508,323	15.0	355,000	14.1
Total	$3,387,141	100.0%	$2,528,167	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2024			December 31, 2023
Amortized Cost:
Aerospace & Defense	$17,977	0.5%		$24,306	1.0%
Automotive	72,692	2.2		55,374	2.2
Banking	32,359	1.0		32,289	1.3
Beverage, Food & Tobacco	31,720	0.9		43,443	1.7
Capital Equipment	175,859	5.2		153,516	6.1
Chemicals, Plastics & Rubber	1,048	0.0	*	738	0.0	*
Construction & Building	150,144	4.4		97,869	3.9
Consumer Goods: Durable	39,906	1.2		45,961	1.8
Consumer Goods: Non-Durable	58,446	1.7		49,303	2.0
Containers, Packaging & Glass	13,829	0.4		13,857	0.5
Energy: Oil & Gas	17,349	0.5		20,128	0.8
Environmental Industries	55,384	1.6		35,805	1.4
FIRE: Finance	223,263	6.6		185,745	7.4
FIRE: Insurance	32,340	1.0		23,848	0.9
FIRE: Real Estate	97,619	2.9		81,184	3.2
Healthcare & Pharmaceuticals	534,542	15.8		354,627	14.1
High Tech Industries	357,107	10.6		211,563	8.4
Hotels, Gaming & Leisure	95	0.0	*	95	0.0	*
Media: Advertising, Printing & Publishing	200,654	5.9		145,910	5.8
Media: Broadcasting & Subscription	3,364	0.1		3,160	0.1
Media: Diversified & Production	109,759	3.3		93,581	3.7
Services: Business	674,357	20.0		428,134	17.0
Services: Consumer	185,088	5.5		166,396	6.6
Telecommunications	83,701	2.5		73,705	2.9
Transportation: Cargo	119,818	3.6		107,107	4.2
Utilities: Electric	53,085	1.6		40,045	1.6
Wholesale	35,311	1.0		35,375	1.4
Total	$3,376,816	100.0%		$2,523,064	100.0%

	June 30, 2024			December 31, 2023
Fair Value:
Aerospace & Defense	$17,637	0.5%		$23,871	0.9%
Automotive	64,375	1.9		52,433	2.1
Banking	30,869	0.9		31,338	1.2
Beverage, Food & Tobacco	31,901	0.9		43,420	1.7
Capital Equipment	175,205	5.2		153,448	6.1
Chemicals, Plastics & Rubber	888	0.0	*	555	0.0	*
Construction & Building	152,012	4.5		99,032	3.9
Consumer Goods: Durable	37,114	1.1		43,879	1.7
Consumer Goods: Non-Durable	57,036	1.7		47,767	1.9
Containers, Packaging & Glass	13,815	0.4		13,978	0.6
Energy: Oil & Gas	19,469	0.6		19,939	0.8
Environmental Industries	56,907	1.7		36,964	1.5
FIRE: Finance	225,201	6.6		188,094	7.4
FIRE: Insurance	32,548	1.0		23,624	0.9
FIRE: Real Estate	99,684	2.9		82,981	3.3
Healthcare & Pharmaceuticals	538,063	15.9		354,470	14.0
High Tech Industries	352,787	10.4		208,931	8.3
Hotels, Gaming & Leisure	126	0.0	*	95	0.0	*
Media: Advertising, Printing & Publishing	203,017	6.0		148,571	5.9
Media: Broadcasting & Subscription	1,127	0.0	*	1,663	0.1
Media: Diversified & Production	109,428	3.2		93,116	3.7
Services: Business	684,804	20.2		434,280	17.2
Services: Consumer	185,852	5.5		167,734	6.6
Telecommunications	83,831	2.5		74,679	3.0
Transportation: Cargo	118,681	3.5		107,424	4.2
Utilities: Electric	58,994	1.8		40,039	1.6
Wholesale	35,770	1.1		35,842	1.4
Total	$3,387,141	100.0%		$2,528,167	100.0%
_______________________________________________________
*Represents an amount less than 0.1%.
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
In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.
As of June 30, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
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

Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
June 30, 2024	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$2,906,171	$2,906,171
Unitranche secured loans	—	—	168,253	168,253
Junior secured loans	—	—	154,998	154,998
Equity securities	166	—	157,553	157,719
Total investments	$166	$—	$3,386,975	$3,387,141
Foreign currency forward contracts asset (liability)	$—	$(1,406)	$—	$(1,406)

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$—	$2,171,243	$2,171,243
Unitranche secured loans	—	—	184,853	184,853
Junior secured loans	—	—	87,986	87,986
Equity securities	23	—	84,062	84,085
Total investments	$23	$—	$2,528,144	$2,528,167
Foreign currency forward contracts asset (liability)	$—	$(3,087)	$—	$(3,087)
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.50% to 21.32% at June 30, 2024 and 7.50% to 21.34% at December 31, 2023. The maturity dates on the loans outstanding at June 30, 2024 range between July 2024 and June 2031.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2024	$2,432,957	$174,337	$102,443	$104,299	$2,814,036
Net realized gain (loss) on investments	221	—	—	(1)	220
Net change in unrealized gain (loss) on investments	3,530	(653)	(6,757)	1,500	(2,380)
Purchases of investments and other adjustments to cost (1)	607,868	1,235	47,108	48,737	704,948
Proceeds from principal payments and sales of investments (2)	(123,094)	(6,666)	(73)	(16)	(129,849)
Reclassifications (3)	(15,311)	—	12,277	3,034	—
Balance as of June 30, 2024	$2,906,171	$168,253	$154,998	$157,553	$3,386,975

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144
Net realized gain (loss) on investments	221	—	—	3	224
Net change in unrealized gain (loss) on investments	10,815	74	(3,423)	(2,254)	5,212
Purchases of investments and other adjustments to cost (1)	948,674	3,673	62,167	59,224	1,073,738
Proceeds from principal payments and sales of investments (2)	(198,881)	(20,347)	(347)	(635)	(220,210)
Reclassifications (3)	(25,901)	—	8,615	17,286	—
Transfers in (out) of Level 3 (4)	—	—	—	(133)	(133)
Balance as of June 30, 2024	$2,906,171	$168,253	$154,998	$157,553	$3,386,975
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2024, attributable to Level 3 investments still held at June 30, 2024, was ($9,543) and ($3,922), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2023, attributable to Level 3 investments still held at June 30, 2023, was ($3,956) and $2,000, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the three and six months ended June 30, 2024, zero and one investment transferred from Level 3 to Level 1 as a result of a restructuring, respectively. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2023.

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
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of June 30, 2024 and December 31, 2023:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$1,933,882		Discounted cash flow	EBITDA multiples	11.3x	3.8x	24.4x
				Market yields	11.3%	8.7%	21.0%
Senior secured loans	711,503		Discounted cash flow	Revenue multiples	7.3x	0.8x	18.3x
				Market yields	11.5%	9.3%	24.5%
Senior secured loans	11,214		Enterprise value	Revenue multiples	0.5x	0.4x	1.6x
Senior secured loans	9,221		Liquidation	Probability weighting of alternative outcomes	91.1%	91.1%	91.1%
Unitranche secured loans	134,246		Discounted cash flow	EBITDA multiples	10.4x	7.3x	14.5x
				Market yields	13.5%	8.6%	22.2%
Unitranche secured loans	34,007		Discounted cash flow	Revenue multiples	9.2x	6.0x	12.5x
				Market yields	13.2%	12.3%	14.1%
Junior secured loans	116,680		Discounted cash flow	Market yields	14.1%	11.8%	17.3%
Junior secured loans	3,153		Enterprise value	Revenue multiples	0.7x	0.3x	1.6x
Junior secured loans	751		Discounted cash flow	Revenue multiples	1.0x	1.0x	1.0x
				Market yields	22.0%	22.0%	22.0%
Equity securities	99,521		Enterprise value	EBITDA multiples	11.3x	3.8x	21.5x
Equity securities	52,082		Enterprise value	Revenue multiples	3.6x	0.4x	11.8x
Equity securities	3,452		Option pricing model	Volatility	47.0%	25.0%	72.5%
Total Level 3 Assets	$3,109,712	(2)
_________________________________________
(1)The weighted average mean and weighted average range of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $277,263 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range (Weighted Average)
						Minimum	Maximum
Assets:
Senior secured loans	$1,351,324		Discounted cash flow	EBITDA multiples	11.1x	5.0x	22.2x
				Market yields	11.4%	8.7%	24.0%
Senior secured loans	559,534		Discounted cash flow	Revenue multiples	7.2x	0.7x	19.5x
				Market yields	11.6%	9.0%	16.6%
Senior secured loans	10,310		Enterprise value	EBITDA multiples	7.4x	5.3x	8.3x
Senior secured loans	9,618		Liquidation	Probability weighting of alternative outcomes	95.0%	95.0%	95.0%
Senior secured loans	6,473		Enterprise value	Revenue multiples	0.6x	0.5x	1.6x
Unitranche secured loans	151,703		Discounted cash flow	EBITDA multiples	10.5x	7.3x	14.8x
				Market yields	15.0%	8.6%	24.6%
Unitranche secured loans	33,150		Discounted cash flow	Revenue multiples	9.4x	6.0x	12.8x
				Market yields	12.3%	11.9%	12.7%
Junior secured loans	70,881		Discounted cash flow	EBITDA multiples	13.5x	13.5x	13.5x
				Market yields	12.6%	11.6%	18.4%
Junior secured loans	6,241		Enterprise value	Revenue multiples	1.6x	1.6x	1.6x
Junior secured loans	348		Discounted cash flow	Revenue multiples	0.9x	0.9x	0.9x
				Market yields	16.2%	16.2%	16.2%
Equity securities	52,062		Enterprise value	EBITDA multiples	10.7x	6.3x	20.5x
Equity securities	29,920		Enterprise value	Revenue multiples	3.6x	0.5x	11.8x
Equity securities	1,487		Option pricing model	Volatility	59.6%	35.0%	74.0%
Total Level 3 Assets	$2,283,051	(2)
_________________________________________
(1)The weighted average mean and weighted average range of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $245,093 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and restricted cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s SPV Credit Facility, Term Loan, 2022 ABS, 2023 ABS, 2028 Notes and Revolving Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2024 and December 31, 2023, the Company believes that the carrying value of its SPV Credit Facility, Term Loan, SPV III Credit Facility and Revolving Credit Facility approximates fair value. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s 2028 Notes was $203,212 and $197,767, respectively. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s 2022 ABS Class A and Class B notes was $296,227 and $299,866, respectively. As of June 30, 2024 and December 31, 2023, the estimated fair value of its 2023 ABS Class A and Class B notes was $189,667 and $187,345, respectively.

Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2024
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$5,500	$—	$—	$—	$—	$—	$—	$—	$5,500
	5,500	—	—	—	—	—	—	—	5,500

BTR Opco LLC (fka Born To Run, LLC)	—	—	366	(11)	—	—	—	11	366
BTR Opco LLC (fka Born To Run, LLC)	—	1,611	81	—	—	—	—	126	1,818
BTR Opco LLC (fka Born To Run, LLC)	—	8,300	418	(2)	—	—	—	(8,716)	—
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	677	—	—	—	—	—	(677)	—
	—	10,588	865	(13)	—	—	—	(9,256)	2,184

Nastel Technologies, LLC	3,500	—	—	—	—	5	—	(5)	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	307	4,533
	7,726	—	—	—	—	5	—	302	8,033

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	—	—	—	—	—	3,323
	3,323	—	—	—	—	—	—	—	3,323

SFR Holdco, LLC (Junior secured loan)	6,557	—	—	—	—	—	—	(1,145)	5,412
SFR Holdco, LLC (Delayed draw junior secured loan)	4,917	—	—	—	—	—	—	(450)	4,467
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	89	4,460
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	67	3,345
	19,123	—	—	—	—	—	—	(1,439)	17,684

SheerTrans Solutions, LLC	5,101	—	—	(13)	105	9	—	(10)	5,192
SheerTrans Solutions, LLC	—	—	1,436	(3)	22	2	—	26	1,483
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	19	—	—	—	978
SheerTrans Solutions, LLC (12,233,889 preferred interests)	9,192	—	3,042	—	—	—	—	122	12,356
	15,252	—	4,478	(16)	146	11	—	138	20,009

Summit Professional Education, LLC	—	—	10,094	—	—	2	—	(2)	10,094
Summit Professional Education, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (16,676 Class A units)	—	—	16,676	—	—	—	—	—	16,676
	—	—	26,770	—	—	2	—	(2)	26,770

Triad Financial Services, Inc ($4,214 of $41,855 equity commitment)	—	—	4,214	—	—	—	—	(313)	3,901
	—	—	4,214	—	—	—	—	(313)	3,901

Zodega Landscaping, LLC	11,969	—	—	(60)	—	43	—	473	12,425
Zodega Landscaping, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Zodega Landscaping, LLC (124,206 preferred interests)	12,421	—	—	—	—	—	—	42	12,463
	24,390	—	—	(60)	—	43	—	515	24,888
Total non-controlled affiliate company investments	$75,314	$10,588	$36,327	$(89)	$146	$61	$—	$(10,055)	$112,292

Portfolio Company	Fair value at December 31, 2022	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2023
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$—	$—	$5,500	$—	$—	$—	$—	$—	$5,500
	—	—	5,500	—	—	—	—	—	5,500

Nastel Technologies, LLC	3,500	—	—	—	—	6	—	(6)	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	750	4,328
	7,078	—	—	—	—	6	—	744	7,828

Second Avenue SFR Holdings II LLC (Revolver) (2)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (Delayed draw junior secured loan)	2,316	—	2,071	—	—	—	—	—	4,387
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	1,380	—	—	—	—	—	2,925
	13,611	—	3,451	—	—	—	—	—	17,062

SheerTrans Solutions, LLC	5,101	—	—	(25)	—	9	—	(28)	5,057
SheerTrans Solutions, LLC (Revolver)	—	—	—	—	—	—	—	—	—
SheerTrans Solutions, LLC (8,642,579 preferred interests)	8,643	—	—	—	—	—	—	—	8,643
	13,744	—	—	(25)	—	9	—	(28)	13,700
Total non-controlled affiliate company investments	$39,188	$—	$8,951	$(25)	$—	$15	$—	$722	$48,851
_________________________________________
(1)Transfers in (out) may include increases (decreases) in the cost basis of investments resulting from the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category as a result of a restructuring.
(2)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the six months ended June 30,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
BTR Opco LLC (fka Born To Run, LLC)	$—	$—	$—	n/a	n/a	n/a
BTR Opco LLC (fka Born To Run, LLC)	—	—	—	n/a	n/a	n/a
BTR Opco LLC (fka Born To Run, LLC)	—	—	—	n/a	n/a	n/a
BTR Opco LLC (fka Born To Run, LLC) (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

ClearlyRated Capital (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

Nastel Technologies, LLC	217	—	—	206	—	—
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	217	—	—	206	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	208	—	—	284	—	—
	208	—	—	284	—	—

SFR Holdco, LLC (Junior secured loan)	233	—	—	234	—	—
SFR Holdco, LLC (Delayed draw junior secured loan)	176	—	—	143	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	409	—	—	377	—	—

SheerTrans Solutions, LLC	358	—	—	326	—	—
SheerTrans Solutions, LLC	77	—	—	n/a	n/a	n/a
SheerTrans Solutions, LLC (Revolver)	67	—	—	4	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	502	—	—	330	—	—

Summit Professional Education, LLC	226	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	1	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	227	—	—	—	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Zodega Landscaping, LLC	876	—	—	n/a	n/a	n/a
Zodega Landscaping, LLC (Revolver)	6	—	—	n/a	n/a	n/a
Zodega Landscaping, LLC (Preferred interests)	—	—	—	n/a	n/a	n/a
	882	—	—	—	—	—
Total non-controlled affiliate company investments	$2,445	$—	$—	$1,197	$—	$—
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
Base management fees for the three and six months ended June 30, 2024 were $10,007 and $18,627, respectively. Base management fees for the three and six months ended June 30, 2023 were $5,382 and $10,229, respectively.
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
The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Part one incentive fees (1)	$6,872	$3,804	$12,592	$7,244
Part two incentive fees (2)	(385)	(724)	939	(13)
Total incentive fees	$6,487	$3,080	$13,531	$7,231
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

The Company has entered into an administration agreement with MC Management (the "Administration Agreement"), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2024, the Company incurred $2,069 and $4,296, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $604 and $1,249, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2023, the Company incurred $1,462 and $2,647, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $392 and $762, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2024 and December 31, 2023, $652 and $530, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both June 30, 2024 and December 31, 2023, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 196% and 204%, respectively.

The Company’s outstanding debt as of June 30, 2024 and December 31, 2023 was as follows:

	As of June 30, 2024					As of December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
SPV Credit Facility	$450,000		$443,400	$443,327	$73	$450,000		$179,000	$178,098	$902
Term Loan	241,347		241,347	239,191	2,156	120,288		120,288	119,240	1,048
2022 ABS	306,000	(3)	306,000	302,786	3,214	306,000	(3)	306,000	300,810	5,190
2023 ABS	185,850	(4)	185,850	184,197	1,653	185,850	(4)	185,850	183,840	2,010
Revolving Credit Facility	385,000		349,800	346,312	3,488	325,000		256,808	253,579	3,229
2028 Notes	200,000		200,000	197,995	2,005	200,000		200,000	197,767	2,233
SPV III Credit Facility	100,000		50,000	48,774	1,226	—		—	—	—
Total	$1,868,197		$1,776,397	$1,762,582	$13,815	$1,587,138		$1,247,946	$1,233,334	$14,612
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)As of both June 30, 2024 and December 31, 2023, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36,125 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(4)As of both June 30, 2024 and December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65,319 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
SPV Credit Facility: The Company has a $450,000 SPV Credit Facility with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2024. The maturity date of the SPV Credit Facility is July 16, 2026. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $896,854 and $759,141, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.2%. See Note 13 for discussion of a subsequent event related to an amendment to the SPV Credit Facility.

Term Loan: On December 20, 2022, the Company entered into the Term Loan with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, the Company increased the facility amount pursuant to the accordion feature of the Term Loan to $245,447. As of June 30, 2024, the aggregate commitments and principal amount outstanding under the Term Loan were $241,347. As of June 30, 2024 and December 31, 2023 the fair value of the Company’s investments held in SPV II as collateral for the Term Loan was $340,690 and $216,104, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.7%.
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
2022 Asset-Backed Securitization: On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both June 30, 2024 and December 31, 2023, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of June 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $429,803 and $425,146, respectively, and these investments are identified on the consolidated schedule of investments. As of both June 30, 2024 and December 31, 2023, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.05%. As of both June 30, 2024 and December 31, 2023, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.15%.
Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

2023 Asset-Backed Securitization: On September 15, 2023, the Company completed a $251,169 asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160,750 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25,100 of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65,319 of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). The Company retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both June 30, 2024 and December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of June 30, 2024 and December 31, 2023, the 2023 Class A Notes were accruing at a weighted average interest rate of 8.8% and 8.9%, respectively. As of both June 30, 2024 and December 31, 2023, the 2023 Class B Notes were accruing at a weighted average interest rate of 11.2%.
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
As of June 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $243,480 and $248,175, respectively, and these investments are identified on the consolidated schedule of investments.
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
The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450,000, subject to the satisfaction of certain conditions. On December 22, 2023, March 18, 2024 and June 27, 2024, the Company increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295,000 of aggregate commitments to $325,000, $350,000 and $385,000, respectively, of aggregate commitments. As of June 30, 2024 and December 31, 2023, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $301,000 and $240,800, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 21,978 ($14,659 in U.S. dollars) and AUD 23,500 ($16,008 in U.S. dollars), respectively, and Great Britain pounds of £27,000 ($34,141 in U.S. dollars) and zero, respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled ($346) and $295 for the three and six months ended June 30, 2024, respectively, and zero for both the three and six months ended June 30, 2023, respectively.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.
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

2028 Notes: On November 15, 2023, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of series A unsecured notes (the “Series A Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year and $100,000 in aggregate principal amount of series B unsecured notes (the “Series B Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year (collectively, the “2028 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The 2028 Notes are guaranteed by various subsidiaries of the Company. As of both June 30, 2024 and December 31, 2023, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.42%.
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2024 and December 31, 2023, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660,865 and a minimum asset coverage ratio of 1.50 to 1.00.
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
SPV III Credit Facility: On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility allows SPV III to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of June 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $86,587 and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of June 30, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 8.3%.
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
As of both of June 30, 2024 and December 31, 2023, the Company had no outstanding Short-Term Borrowings.
Components of Interest Expense: The components of the Company’s interest and other debt financing expenses and average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows:

	Three months ended June 30,
	2024	2023
Interest expense - SPV Credit Facility	$5,603	$5,412
Interest expense - Term Loan	3,790	2,831
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	4,285	—
Interest expense - 2028 Notes	4,710	—
Interest expense - Revolving Credit Facility	5,549	—
Interest expense - SPV III Credit Facility	988	—
Interest expense - Short-Term Borrowings	—	79
Amortization of debt issuance costs	2,226	1,523
Total interest and other debt financing expenses	$30,372	$13,066
Average debt outstanding	$1,459,289	$724,664
Average stated interest rate	7.8%	6.4%

	Six months ended June 30,
	2024	2023
Interest expense - SPV Credit Facility	$10,676	$11,210
Interest expense - Term Loan	6,132	5,171
Interest expense - 2022 ABS	6,442	6,442
Interest expense - 2023 ABS	8,578	—
Interest expense - 2028 Notes	9,420	—
Interest expense - Revolving Credit Facility	11,131	—
Interest expense - SPV III Credit Facility	988	—
Interest expense - Short-Term Borrowings	—	79
Amortization of debt issuance costs	4,225	2,253
Total interest and other debt financing expenses	$57,592	$25,155
Average debt outstanding	$1,386,197	$737,581
Average stated interest rate	7.7%	6.3%
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2024 and December 31, 2023, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	417	7/3/2024	$3	$—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	3	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	3	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	99	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,244	12/18/2025	—	(76)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	579	7/16/2024	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	594	8/16/2024	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	592	9/17/2024	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	572	10/17/2024	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	590	11/18/2024	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	570	12/17/2024	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	568	1/17/2025	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	2/18/2025	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	3/18/2025	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	4/16/2025	—	(8)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	—	(8)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	—	(9)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	556	1/20/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/20/2026	—	(1,337)	Net unrealized loss on foreign currency forward contracts
				$110	$(1,516)

	As of December 31, 2023
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	429	1/4/2024	$—	$(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	1/17/2024	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	112	2/19/2024	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	105	3/19/2024	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	424	4/3/2024	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	143	4/17/2024	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	108	5/17/2024	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	118	6/19/2024	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	417	7/3/2024	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	131	7/17/2024	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	111	8/19/2024	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	114	9/18/2024	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	423	10/2/2024	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	(254)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,243	12/18/2025	—	(371)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	555	1/17/2024	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	648	2/16/2024	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	599	3/18/2024	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	635	4/17/2024	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	609	5/16/2024	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	6/19/2024	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	111	6/20/2024	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	579	7/16/2024	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	594	8/16/2024	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	592	9/17/2024	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	572	10/17/2024	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	590	11/18/2024	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	570	12/17/2024	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	568	1/17/2025	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	2/18/2025	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	3/18/2025	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	4/16/2025	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	—	(17)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	—	(8)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	—	(8)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	—	(9)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	—	(9)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	460	1/19/2026	—	(8)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	96	1/20/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	—	(10)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	—	(9)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/16/2026	—	(2,016)	Net unrealized loss on foreign currency forward contracts
				$—	$(3,087)
For the three and six months ended June 30, 2024, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($672) and $1,681, respectively. For the three and six months ended June 30, 2024, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero and $2, respectively.

For the three and six months ended June 30, 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($3,272) and ($3,159), respectively. For the three and six months ended June 30, 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of $1,708 and $1,741, respectively.
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Six months ended June 30, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.09	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.09	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.09	11,451
April 5, 2024	April 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	April 15, 2024	June 28, 2024	Supplemental	0.02	3,050
April 5, 2024	May 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	June 17, 2024	June 28, 2024	Regular	0.09	14,786
Total distributions declared				$0.56	$79,641

Six months ended June 30, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.08	6,208
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.08	6,208
April 6, 2023	April 17, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	April 17, 2023	June 30, 2023	Supplemental	0.01	838
April 6, 2023	May 15, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	June 15, 2023	June 30, 2023	Regular	0.09	8,287
Total distributions declared				$0.53	$42,836
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the six months ended June 30, 2024 and 2023:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2024:
March 29, 2024	$10.24	1,406,628	$14,404
June 28, 2024	10.34	1,824,171	18,862
Total distributions reinvested		3,230,799	$33,266

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2023:
March 31, 2023	$10.13	664,510	$6,731
June 30, 2023	10.25	916,989	9,400
Total distributions reinvested		1,581,499	$16,131
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of June 30, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 300,000,000 shares of common stock, par value $0.001 per share.
The following tables summarize the issuance of shares during the six months ended June 30, 2024 and 2023:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
Total		37,650,657	$386,721

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
Total		17,795,586	$181,268
During the six months ended June 30, 2024 and 2023, the Company also issued 3,230,799 and 1,581,499 shares, with an aggregate value of $33,266 and $16,131, respectively, under the DRIP as disclosed in Note 9.
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

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the six months ended June 30, 2024 and 2023:

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	10.34	1,142,195	11,810
Total		3,138,449	$32,252

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
Total		1,571,737	$16,001
Note 11. Commitments and Contingencies
Commitments: As of June 30, 2024 and December 31, 2023, the Company had $635,384 and $358,797, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of June 30, 2024.
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

Note 12. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Per share data:
Net asset value at beginning of period	$10.24	$10.13
Net investment income (1)	0.60	0.62
Net gain (loss) (1)	0.05	—
Net increase (decrease) in net assets resulting from operations (1)	0.65	0.62
Stockholder distributions declared (2)	(0.56)	(0.53)
Other (3)	0.01	—
Net asset value at end of period	$10.34	$10.22
Total return based on average net asset value (4)	6.20%	5.94%
Ratio/Supplemental data:
Net assets at end of period	$1,705,478	$944,093
Shares outstanding at end of period	164,975,780	92,338,550
Portfolio turnover (5)	7.57%	5.04%
Ratio of total investment income to average net assets (6)	23.92%	22.80%
Ratio of expenses to average net assets (6)	11.55%	9.94%
Ratio of net investment income to average net assets (6)	12.37%	12.86%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2024 and 2023, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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

Note 13. Subsequent Events
The Company has evaluated subsequent events through August 9, 2024, the date on which the consolidated financial statements were issued.
Distributions: On July 5, 2024, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
July 15, 2024	September 30, 2024	$0.09
August 15, 2024	September 30, 2024	0.09
September 16, 2024	September 30, 2024	0.09
Total regular distributions declared		$0.27
Additionally, on July 5, 2024, the Board also declared a supplemental dividend of $0.02 per share, to stockholders of record as of the close of business on July 15, 2024, payable on September 30, 2024.
SPV IV Credit Facility: On July 11, 2024, the Company entered into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association, as administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV IV LLC (“SPV IV”). The SPV IV Credit Facility allows the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless sooner terminated in accordance with its terms. Borrowings under the SPV IV Credit Facility bear interest at SOFR (subject to a SOFR minimum of 0.00%) plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV.
Borrowing under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Amendment to SPV Credit Facility: On July 15, 2024, the Company entered into an amendment (the “Sixth Credit Facility Amendment”) to the SPV Credit Facility. The Sixth Credit Facility Amendment amended the SPV Credit Facility to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40% and to remove the SOFR credit spread adjustment as a component of pricing thereunder. Additionally, the Sixth Credit Facility Amendment amended the SPV Credit Facility to extend the reinvestment period under the SPV Credit Facility to July 16, 2027 and the final maturity date under the SPV Credit Facility to July 16, 2029. The terms of the Sixth Credit Facility Amendment became effective as of July 15, 2024.
2029 Notes: On July 24, 2024, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $156,000 in aggregate principal amount of Series C Notes, due July 24, 2029, with a fixed interest rate of 7.47% per year and $48,000 in aggregate principal amount of Series D Notes, due September 18, 2029, with a fixed interest rate of 7.47% per year (collectively, the “2029 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The interest rates on the 2029 notes may be increased in the event a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs. The 2029 Notes are guaranteed by various subsidiaries of the Company.

The closing for the Series C Notes occurred on July 24, 2024, and the closing for the Series D Notes shall occur on or about September 18, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the upcoming U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;
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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of June 30, 2024, our portfolio included approximately 85.8% senior secured loans, 5.0% unitranche secured loans, 4.6% junior secured loans and 4.6% equity securities, compared to December 31, 2023, when our portfolio included approximately 85.9% senior secured loans, 7.3% unitranche secured loans, 3.5% junior secured loans and 3.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the six months ended June 30, 2024 and 2023 (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
Total		37,650,657	$386,721

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
Total		17,795,586	$181,268

Share Repurchase Program: During 2022, we commenced a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our board of directors (the “Board”) and the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the six months ended June 30, 2024 and 2023 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	10.34	1,142,195	11,810
Total		3,138,449	$32,252

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2023:
March 30, 2023	$10.13	906,750	9,185
June 29, 2023	10.25	664,987	6,816
Total		1,571,737	$16,001
Investment income
We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments that trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
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
Portfolio and Investment Activity
During the three months ended June 30, 2024, we invested $488.1 million in 18 new portfolio companies, $211.4 million in 74 existing portfolio companies and had $129.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $569.7 million for the period.
During the six months ended June 30, 2024, we invested $680.0 million in 33 new portfolio companies, $382.7 million in 96 existing portfolio companies and had $220.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $842.5 million for the period.
During the three months ended June 30, 2023, we invested $212.4 million in 18 new portfolio companies, and $55.4 million in 44 existing portfolio companies, and had $45.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $222.4 million for the period.
During the six months ended June 30, 2023, we invested $269.0 million in 25 new portfolio companies, $99.2 million in 92 existing portfolio companies and had $80.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $288.0 million for the period.

The following table shows portfolio yield by security type:

	June 30, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	11.7%	11.7%	11.8%	11.8%
Unitranche secured loans	13.0	13.4	13.1	13.5
Junior secured loans	11.1	11.1	10.8	10.8
Equity securities	8.4	8.4	8.3	8.3
Total	11.7%	11.7%	11.8%	11.9%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$2,906,171	85.8%	$2,171,243	85.9%
Unitranche secured loans	168,253	5.0	184,853	7.3
Junior secured loans	154,998	4.6	87,986	3.5
Equity securities	157,719	4.6	84,085	3.3
Total	$3,387,141	100.0%	$2,528,167	100.0%
Our portfolio composition at June 30, 2024 remained relatively consistent with our portfolio at December 31, 2023. Our effective yields at June 30, 2024 decreased slightly from December 31, 2023, primarily due to recent market spread compression as new portfolio investments during the six months ended June 30, 2024 were at a slightly lower average spread than the average spread in the existing portfolio.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2024			December 31, 2023
Fair Value:
Aerospace & Defense	$17,637	0.5%		$23,871	0.9%
Automotive	64,375	1.9		52,433	2.1
Banking	30,869	0.9		31,338	1.2
Beverage, Food & Tobacco	31,901	0.9		43,420	1.7
Capital Equipment	175,205	5.2		153,448	6.1
Chemicals, Plastics & Rubber	888	0.0	*	555	0.0	*
Construction & Building	152,012	4.5		99,032	3.9
Consumer Goods: Durable	37,114	1.1		43,879	1.7
Consumer Goods: Non-Durable	57,036	1.7		47,767	1.9
Containers, Packaging & Glass	13,815	0.4		13,978	0.6
Energy: Oil & Gas	19,469	0.6		19,939	0.8
Environmental Industries	56,907	1.7		36,964	1.5
FIRE: Finance	225,201	6.6		188,094	7.4
FIRE: Insurance	32,548	1.0		23,624	0.9
FIRE: Real Estate	99,684	2.9		82,981	3.3
Healthcare & Pharmaceuticals	538,063	15.9		354,470	14.0
High Tech Industries	352,787	10.4		208,931	8.3
Hotels, Gaming & Leisure	126	0.0	*	95	0.0	*
Media: Advertising, Printing & Publishing	203,017	6.0		148,571	5.9
Media: Broadcasting & Subscription	1,127	0.0	*	1,663	0.1
Media: Diversified & Production	109,428	3.2		93,116	3.7
Services: Business	684,804	20.2		434,280	17.2
Services: Consumer	185,852	5.5		167,734	6.6
Telecommunications	83,831	2.5		74,679	3.0
Transportation: Cargo	118,681	3.5		107,424	4.2
Utilities: Electric	58,994	1.8		40,039	1.6
Wholesale	35,770	1.1		35,842	1.4
Total	$3,387,141	100.0%		$2,528,167	100.0%
________________________________________________________
*Represents an amount less than 0.1%.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	3,119,573	92.1
3	247,198	7.3
4	19,243	0.6
5	1,127	0.0 *
Total	$3,387,141	100.0%
________________________________________________________
*Represents an amount less than 0.1%.
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	2,360,087	93.3
3	158,849	6.3
4	9,231	0.4
5	—	—
Total	$2,528,167	100.0%
As of June 30, 2024, there were nine borrowers with loans or preferred equity investments on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve”), Avison Young (USA) Inc. (“Avison Young”), BTR Opco LLC (fka Born To Run, LLC) ("BTR"), INH Buyer, Inc. ("INH"), Matrix Parent, Inc. ("Matrix"), Sandvine Corporation ("Sandvine"), Sound Inpatient Physicians, Inc. (“SIP”), Thrasio, LLC (“Thrasio”) and Vice Acquisition Holdco, LLC ("Vice")), and these investments totaled $16.7 million at fair value, or 0.5% of our total investments at fair value at June 30, 2024. As of December 31, 2023, there were four borrowers with loans or preferred equity investments on non-accrual status (Arcserve, Avison Young, SIP and Thrasio) and these investments totaled $12.4 million at fair value, or 0.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	Three months ended June 30,
	2024	2023
Total investment income	$97,812	$50,560
Total operating expenses	48,972	23,013
Net investment income before income taxes	48,840	27,547
Income taxes, including excise taxes	349	189
Net investment income	48,491	27,358
Net realized gain (loss) on investments	220	(1,604)
Net realized gain (loss) on foreign currency forward contracts	—	1,708
Net realized gain (loss) on foreign currency and other transactions	112	180
Net realized gain (loss)	332	284
Net change in unrealized gain (loss) on investments	(2,395)	(2,809)
Net change in unrealized gain (loss) on foreign currency forward contracts	(672)	(3,272)
Net unrealized gain (loss) on foreign currency and other transactions	(346)	1
Net change in unrealized gain (loss)	(3,413)	(6,080)
Net increase (decrease) in net assets resulting from operations	$45,410	$21,562

	Six months ended June 30,
	2024	2023
Total investment income	$181,796	$96,412
Total operating expenses	94,121	45,308
Net investment income before income taxes	87,675	51,104
Income taxes, including excise taxes	474	384
Net investment income	87,201	50,720
Net realized gain (loss) on investments	224	(660)
Net realized gain (loss) on foreign currency forward contracts	2	1,741
Net realized gain (loss) on foreign currency and other transactions	94	176
Net realized gain (loss)	320	1,257
Net change in unrealized gain (loss) on investments	5,222	1,797
Net change in unrealized gain (loss) on foreign currency forward contracts	1,681	(3,159)
Net unrealized gain (loss) on foreign currency and other transactions	293	—
Net change in unrealized gain (loss)	7,196	(1,362)
Net increase (decrease) in net assets resulting from operations	$94,717	$50,615

Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2024	2023
Interest income	$87,914	$46,975
PIK interest income	3,008	1,621
Dividend income (1)	411	139
Other income	2,559	402
Prepayment gain (loss)	1,433	151
Accretion of discounts and amortization of premiums	2,487	1,272
Total investment income	$97,812	$50,560

	Six months ended June 30,
	2024	2023
Interest income	$164,988	$88,432
PIK interest income	6,002	3,733
Dividend income (2)	563	244
Other income	2,660	640
Prepayment gain (loss)	2,494	479
Accretion of discounts and amortization of premiums	5,089	2,884
Total investment income	$181,796	$96,412
_________________________________________
(1)During the three months ended June 30, 2024 and 2023, dividend income includes PIK dividends of $392 and $96, respectively.
(2)During the six months ended June 30, 2024 and 2023, dividend income includes PIK dividends of $544 and $189, respectively.
The increase in investment income of $47.3 million and $85.4 million during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively, was primarily the result of an increase in interest income due to the growth of our investment portfolio and increases in effective interest rates on the portfolio as a result of higher base interest rates during the current year periods.

Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three months ended June 30,
	2024	2023
Interest and other debt financing expenses	$30,372	$13,066
Base management fees	10,007	5,382
Incentive fees (1)	6,487	3,080
Professional fees	551	513
Administrative service fees	604	392
General and administrative expenses	914	557
Directors’ fees	37	23
Total operating expenses	$48,972	$23,013

	Six months ended June 30,
	2024	2023
Interest and other debt financing expenses	$57,592	$25,155
Base management fees	18,627	10,229
Incentive fees (1)	13,531	7,231
Professional fees	1,054	823
Administrative service fees	1,249	762
General and administrative expenses	1,993	1,062
Directors’ fees	75	46
Total operating expenses	$94,121	$45,308
_________________________________________

(1)Incentive fees for the three and six months ended June 30, 2024 were $6,487 and $13,531, comprised of part one incentive fees of $6,872 and $12,592 and part two capital gains incentive fees of ($385) and $939, respectively. Incentive fees for the three and six months ended June 30, 2023 were $3,080 and $7,231, comprised of part one incentive fees of $3,804 and $7,244 and part two capital gains incentive fees of ($724) and ($13), respectively. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	Three months ended June 30,
	2024	2023
Interest expense - SPV Credit Facility	$5,603	$5,412
Interest expense - Term Loan	3,790	2,831
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	4,285	—
Interest expense - 2028 Notes	4,710	—
Interest expense - Revolving Credit Facility	5,549	—
Interest expense - SPV III Credit Facility	988	—
Interest expense - Short-Term Borrowings	—	79
Amortization of debt issuance costs	2,226	1,523
Total interest and other debt financing expenses	$30,372	$13,066
Average debt outstanding	$1,459,289	$724,664
Average stated interest rate	7.8%	6.4%

	Six months ended June 30,
	2024	2023
Interest expense - SPV Credit Facility	$10,676	$11,210
Interest expense - Term Loan	6,132	5,171
Interest expense - 2022 ABS	6,442	6,442
Interest expense - 2023 ABS	8,578	—
Interest expense - 2028 Notes	9,420	—
Interest expense - Revolving Credit Facility	11,131	—
Interest expense - SPV III Credit Facility	988	—
Interest expense - Short-Term Borrowings	—	79
Amortization of debt issuance costs	4,225	2,253
Total interest and other debt financing expenses	$57,592	$25,155
Average debt outstanding	$1,386,197	$737,581
Average stated interest rate	7.7%	6.3%
The increase in total operating expenses of $26.0 million and $48.8 million during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively, is primarily due to an increase in interest expense, driven by higher average borrowings to support the growth of the portfolio and increases in effective interest rates on debt as a result of the higher base interest rates during the current year periods. Additionally, increases in base management fees driven by higher average invested assets, and incentive fees, resulting from higher net investment income contributed to the increase in operating expenses.
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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2024, we recorded a net expense on the consolidated statements of operations of $0.2 million and $0.4 million for U.S. federal excise tax, respectively. For both the three and six months ended June 30, 2023, we recorded a net expense on the consolidated statements of operations of $0.2 million and $0.4 million for U.S. federal excise tax, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2024, we recorded a net tax expense of $0.1 million on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2023, we recorded a net tax expense of $39 thousand on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended June 30, 2024 and 2023, we had sales of investments of $17.1 million and $0.1 million, respectively, resulting in $0.2 million and ($1.6) million of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2024 and 2023, we had sales of investments of $17.1 million and $4.6 million, respectively, resulting in $0.2 million and ($0.7) million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2024 and 2023, we had zero and $1.7 million net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2024 and 2023, we had $2 thousand and $1.7 million net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2024 and 2023, we had $0.1 million and $0.2 million of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2024 and 2023, we had $0.1 million and $0.2 million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended June 30, 2024 and 2023, our investments had ($2.4) million and ($2.8) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2024 and 2023, our investments had $5.2 million and $1.8 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three months ended June 30, 2024, the net change in unrealized loss on investments was primarily attributable to unrealized losses on specific portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance rating scale that were still held as of June 30, 2024. These unrealized losses were partially offset by unrealized gains due to broad market movements and improvements in fundamental performance at many of our portfolio companies. During the six months ended June 30, 2024, the net change in unrealized gain on investments was primarily attributable to broad market movements and improvements in fundamental performance at many of our portfolio companies. These increases were partially offset by net unrealized losses attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grades 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2024.
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

For the three months ended June 30, 2024 and 2023, our foreign currency forward contracts had ($0.7) million and ($3.3) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2024 and 2023, our foreign currency forward contracts had $1.7 million and ($3.2) million of net change in unrealized gain (loss), respectively.
For the three months ended June 30, 2024 and 2023, foreign currency and other transactions had ($0.3) million and $1.0 thousand of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2024 and 2023, foreign currency and other transactions had $0.3 and zero of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily related to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $45.4 million and $21.6 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.29 and $0.25, respectively.
For the six months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $94.7 million and $50.6 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.65 and $0.62, respectively.
The $23.8 million and $44.1 million increases in net assets resulting from operations during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of higher base interest rates during the current year periods.
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
As of June 30, 2024, we had $19.4 million in cash and cash equivalents, $25.5 million in restricted cash and cash equivalents at MC Income Plus Financing SPV LLC (the “SPV”), $15.9 million in restricted cash and cash equivalents at MC Income Plus Financing SPV II LLC (the “SPV II”), $2.8 million in restricted cash and cash equivalents at MC Income Plus Financing SPV III LLC (the “SPV III”), $12.1 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) and $15.9 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”). Additionally, we had $443.4 million debt outstanding on our SPV Credit Facility (as defined below), $241.3 million on our Term Loan (as defined below), $50.0 million on our SPV III Credit Facility (as defined below), $306.0 million debt outstanding on our 2022 ABS (as defined below), $185.9 million debt outstanding on our 2023 ABS (as defined below), $349.8 million debt outstanding on our Revolving Credit Facility (as defined below) and $200.0 million of our 2028 Notes (as defined below). We had $6.6 million, $35.2 million and $50.0 million available for additional borrowings on our SPV Credit Facility, Revolving Credit Facility and SPV III Credit Facility, respectively, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on aggregate borrowings outstanding was 196% and 204%, respectively.

Cash Flows
For the six months ended June 30, 2024 and 2023, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $13.8 million and $16.1 million, respectively. For the six months ended June 30, 2024 and 2023, operating activities used $819.6 million and $244.1 million of cash, respectively, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the six months ended June 30, 2024 and 2023, financing activities provided cash of $833.4 million and $260.2 million, respectively, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of June 30, 2024 and December 31, 2023, we had 164,975,780 and 127,232,772 shares outstanding, respectively.
Distributions
Distributions to stockholders are recorded on the applicable record date. The amount, if any, to be distributed to stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2024, totaled $45.3 million ($0.29 per share) and $79.6 million ($0.56 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2023, totaled $24.2 million ($0.28 per share) and $42.8 million ($0.53 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2024 and 2023, no portion of these distributions would have been characterized as a return of capital to stockholders.
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

Borrowings
Our outstanding debt as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	As of June 30, 2024					As of December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
SPV Credit Facility	$450,000		$443,400	$443,327	$73	$450,000		$179,000	$178,098	$902
Term Loan	241,347		241,347	239,191	2,156	120,288		120,288	119,240	1,048
2022 ABS	306,000	(3)	306,000	302,786	3,214	306,000	(3)	306,000	300,810	5,190
2023 ABS	185,850	(4)	185,850	184,197	1,653	185,850	(4)	185,850	183,840	2,010
Revolving Credit Facility	385,000		349,800	346,312	3,488	325,000		256,808	253,579	3,229
2028 Notes	200,000		200,000	197,995	2,005	200,000		200,000	197,767	2,233
SPV III Credit Facility	100,000		50,000	48,774	1,226	—		—	—	—
Total	$1,868,197		$1,776,397	$1,762,582	$13,815	$1,587,138		$1,247,946	$1,233,334	$14,612
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)As of both June 30, 2024 and December 31, 2023, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(4)As of both June 30, 2024 and December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65.3 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
SPV Credit Facility: We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. Under the terms of the SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2024. The maturity date of the SPV Credit Facility is July 16, 2026. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2024 and December 31, 2023, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $896.9 million and $759.1 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.75% to a maximum of 3.00%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.25%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.2%. See "Recent Developments" for discussion of a subsequent event related to an amendment to the SPV Credit Facility.

Term Loan: On December 20, 2022, we entered into a senior term credit facility (the “Term Loan”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II as borrower. The Term Loan initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, we increased the facility amount pursuant to the accordion feature of the Term Loan to $245.4 million. As of June 30, 2024, the aggregate commitments and principal amount outstanding under the Term Loan were $241.3 million. As of June 30, 2024 and December 31, 2023, the fair value of our investments held in SPV II as collateral for the Term Loan was $340.7 million and $216.1 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the Term Loan bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The Term Loan matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.7%.
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
2022 Asset-Backed Securitization: On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both June 30, 2024 and December 31, 2023, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of June 30, 2024 and December 31, 2023, the fair value of our investments held in the 2022 Issuer as collateral was $429.8 million and $425.1 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both June 30, 2024 and December 31, 2023, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.05%. As of both June 30, 2024 and December 31, 2023, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.15%.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

2023 Asset-Backed Securitization: On September 15, 2023, we completed a $251.2 million asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160.8 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25.1 million of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65.3 million of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). We retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both June 30, 2024 and December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of June 30, 2024 and December 31, 2023, the 2023 Class A Notes were accruing at a weighted average interest rate of 8.8% and 8.9%, respectively. As of both June 30, 2024 and December 31, 2023, the 2023 Class B Notes were accruing at a weighted average interest rate of 11.2%.
Through October 22, 2025, the 2023 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2023 Issuer, in accordance with our investment strategy and subject to customary conditions set forth in the documents governing the 2023 ABS, allowing us to maintain the initial leverage in the 2023 ABS. The 2023 Notes are due on September 22, 2033.
As of June 30, 2024 and December 31, 2023, the fair value of investments that were held in the 2023 Issuer as collateral was $243.5 million and $248.2 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to us are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
Revolving Credit Facility: On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with ING Capital, LLC, as Administrative Agent and Joint Lead Arranger.
The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450.0 million, subject to the satisfaction of certain conditions. On December 22, 2023, March 18, 2024 and June 27, 2024, we increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295.0 million of aggregate commitments to $325.0 million, $350.0 million and $385.0 million, respectively, of aggregate commitments. As of June 30, 2024 and December 31, 2023, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $301.0 million and $240.8 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 22.0 million ($14.7 million in U.S. dollars) and AUD 23.5 million ($16.0 million in U.S. dollars), respectively, and Great Britain pounds of £27.0 million ($34.1 million in U.S. dollars) and zero, respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.

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
2028 Notes: On November 15, 2023, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of series A unsecured notes (the “Series A Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year and $100.0 million in aggregate principal amount of series B unsecured notes (the “Series B Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year (collectively, the “2028 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The 2028 Notes are guaranteed by our various subsidiaries. As of both June 30, 2024 and December 31, 2023, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.42%.
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2024 and December 31, 2023, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.

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
SPV III Credit Facility: On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility allows SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of June 30, 2024 and December 31, 2023, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $86.6 million and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of June 30, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 8.3%.
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
As of both of June 30, 2024 and December 31, 2023, we had no outstanding Short-Term Borrowings.
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
Commitments and Contingencies and Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $635.4 million and $358.8 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of June 30, 2024. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of June 30, 2024, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in the uncertain market environments such as the current market environment where inflationary pressure and interest rates remain elevated. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. From late 2022 and throughout 2023, the middle market saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads. However, as M&A activity has shown signs of a rebound in the first half of 2024, leverage and loan-to-value attachment points have stabilized while spreads have compressed in certain pockets of the market. (2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
_________________________________________
(1)As of September 30, 2023. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index. Bloomberg Indices for US Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)LSEG LPC’s 2Q24 Sponsored Middle Market Private Deals Analysis – July 2024.
Recent Developments
Distributions: On July 5, 2024, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
July 15, 2024	September 30, 2024	$0.09
August 15, 2024	September 30, 2024	0.09
September 16, 2024	September 30, 2024	0.09
Total regular distributions declared		$0.27
Additionally, on July 5, 2024, the Board also declared a supplemental dividend of $0.02 per share, to stockholders of record as of the close of business on July 15, 2024, payable on September 30, 2024.
SPV IV Credit Facility: On July 11, 2024, we entered into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association as administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV IV LLC (“SPV IV”). The SPV IV Credit Facility allows us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless sooner terminated in accordance with its terms. Borrowings under the SPV IV Credit Facility bear interest at SOFR (subject to a SOFR minimum of 0.00%) plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility.

The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV.
Borrowing under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Amendment to SPV Credit Facility: On July 15, 2024, we entered into an amendment (the “Sixth Credit Facility Amendment”) to the SPV Credit Facility. The Sixth Credit Facility Amendment amended the SPV Credit Facility to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40% and to remove the SOFR credit spread adjustment as a component of pricing thereunder. Additionally, the Sixth Credit Facility Amendment amended the SPV Credit Facility to extend the reinvestment period under the SPV Credit Facility to July 16, 2027 and the final maturity date under the SPV Credit Facility to July 16, 2029. The terms of the Sixth Credit Facility Amendment became effective as of July 15, 2024.
2029 Notes: On July 24, 2024, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $156.0 million in aggregate principal amount of Series C Notes, due July 24, 2029, with a fixed interest rate of 7.47% per year and $48.0 million in aggregate principal amount of Series D Notes, due September 18, 2029, with a fixed interest rate of 7.47% per year (collectively, the “2029 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The interest rates on the 2029 notes may be increased in the event a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs. The 2029 Notes are guaranteed by various subsidiaries of ours.
The closing for the Series C Notes occurred on July 24, 2024, and the closing for the Series D Notes shall occur on or about September 18, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
Significant Accounting Estimates and Critical Accounting Policies
Revenue Recognition
We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.

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
In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.
As of June 30, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the three and six months ended June 30, 2024, we reversed $0.4 million of previously accrued capital gains incentive fees and we accrued capital gains incentive fees of $0.9 million, respectively, based on the performance of our portfolio. During the three and six months ended June 30, 2024, $30 thousand and $40 thousand, respectively, was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the three and six months ended June 30, 2023, we reversed $0.7 million and $13 thousand, respectively, of previously accrued capital gains incentive fees based on the performance of our portfolio.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 for both the six months ended June 30, 2024 and 2023.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2022-03 on our financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting ASU 2023-09 on our financial statements.

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
Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 300 basis points	$(93,067)	$(32,536)	$(60,531)
Down 200 basis points	(62,823)	(21,691)	(41,132)
Down 100 basis points	(31,650)	(10,845)	(20,805)
Up 100 basis points	31,792	11,084	20,708
Up 200 basis points	63,583	21,930	41,653
Up 300 basis points	95,375	32,775	62,600
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the SPV Credit Facility, Term Loan, 2023 Class A Notes, Revolving Credit Facility, SPV III Credit Facility or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Currency Risk
We may also have exposure to foreign currencies (currently Canadian dollars, Australian dollars and Great Britain pounds) related to certain investments and Australian dollars and Great Britain pounds borrowings through the Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2024, we had foreign currency forward contracts in place for CAD 30.1 million and AUD 59.6 million associated with future principal and interest payments on certain investments.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended June 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.
Risks Related to Our Business and Structure
Political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the upcoming U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration could materially impact our business operations and financial performance and business and financial performance of our portfolio companies.

The political and economic environment in the U.S. has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and access to capital. Further, a change in the U.S. presidential administration and congressional seat turnover following the 2024 election cycle may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on our industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us and our portfolio companies in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, the business of our portfolio companies, our financial condition and results of operations.
Risks Related to Our Investments
We may be subject to risks associated with investments in credit return swaps and other derivatives products.
On a limited basis, we may purchase and sell credit derivative contracts, including credit default swaps. Generally, credit default swaps carry a number of risks, including but not limited to, high levels of leverage, wide bid/offer spreads and documentation risks.

In addition to general market risks, credit default swaps are subject to leverage risk, liquidity risk and credit risk. Our use of credit default swaps may result in losses due to adverse market movements. It is also subject to leverage risk which means that small changes in the value of the underlying assets or instruments may produce disproportionate losses to us. Any such credit default swaps of us are expected to be illiquid and not to trade. In addition, there can be no assurance that the counterparty to a credit default swap will be able to fulfill its obligations to us if a credit event occurs. The market for credit default swaps is relatively illiquid, and there are considerable risks that may make it difficult either to buy or sell the contracts as needed or to do so at reasonable prices. Liquidity risk also includes risks arising from margin requirements, which include the risk that we will be required to pay additional margin or set aside additional collateral to maintain open credit default swap positions. The size and relative immaturity of the credit default swap market may expose us to large and unexpected risks. During periods of economic stress the credit default swaps market may not function as expected and may experience disruption, illiquidity, counterparty default, extreme volatility or imperfect price discovery.
Additionally, standard credit derivative swap contracts generally do not prohibit swap counterparties from transacting with the underlying reference entity or in any underlying reference obligations. As a result, there is a risk that our investment in a credit default swap may be materially and adversely affected by the actions taken by our counterparty to the swap, the reference entity, the controlling person of such reference entity or any other person who has an economic incentive that differs from those of us, whether or not such actions are intended to directly or indirectly affect the value of the credit default swap itself.
The financial stability and creditworthiness of the buyer play a crucial role in determining the ultimate effectiveness of the credit default protection. As such, we would be exposed to both the borrower’s and counterparty’s credit risk. This risk increases if our credit default swap transactions are concentrated with one or few counterparties. Although we intend to only enter into credit default swap transactions with banks, brokers and other creditworthy financial institutions, there can be no guarantee such counterparties will honor their obligations to us.
The use of credit default swaps is also subject to operational risk which generally refers to risks related to potential operational issues, including documentation issues, settlement issues, system failures, inadequate controls, and human error, as well as legal risk which refers to risks of loss resulting from insufficient documentation or legality or enforceability of a contract. In addition, there may be disputes between the buyer and the seller of a credit default swap agreement or within the swaps market as a whole as to whether a credit event has occurred or what the payment should be. Such disputes could result in litigation or other delays, and the outcome could be adverse for the buyer or the seller.
Credit default swaps are a relatively recent development in the financial markets. Consequently, there are certain legal, tax and market uncertainties that present risks in entering into credit default swaps. There is currently little or no case law or litigation characterizing credit default swaps, interpreting their provisions or characterizing their tax treatment. Moreover, additional regulations and laws may apply to credit default swaps that have not heretofore been applied. There can be no assurance that future decisions construing similar provisions to those in any credit default swap or other related documents or additional regulations and laws will not have a material adverse effect on us.
It should be noted that the structure and operation of credit default swaps may differ between jurisdictions. To the extent such differences exist, the risks associated with credit default swaps may also differ.

On a limited basis, we may also utilize customized derivative instruments, such as a total return swaps (“TRS”), to receive synthetically the economic attributes associated with an investment in a security or financial instrument or a basket of securities or financial instruments. TRS allow investors to gain exposure to an underlying instrument without actually owning the instrument. Just like other derivative instruments, TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. TRS are also subject to leverage risk, market risk, counterparty risk, liquidity risk, operational risk and legal risk as described above. There may be circumstances in which MC Advisors would conclude that the best or only means by which we could make a desirable investment is through the use of such derivative structures. We may be exposed to certain risks should MC Advisors use derivatives as a means to implement synthetically its investment strategies. If we enter into a derivative instrument whereby it agrees to receive the economic return of an individual security or financial instrument or a basket of securities or financial instruments, it will typically contract to receive such returns for a predetermined period of time. During such period, we may not have the ability to increase or decrease its exposure. In addition, such customized derivative instruments are expected to be highly illiquid and it is possible that we will not be able to terminate such derivative instruments prior to their expiration date or that the penalties associated with such a termination might impact our performance in a materially adverse manner. Finally, certain aspects of the U.S. federal income tax treatment of such customized derivative instruments are uncertain and, if the U.S. federal income tax treatment of such instruments is successfully challenged by the IRS, a Limited Partner’s after-tax return from its investment may be adversely affected.
We may be subject to risk associated with margin calls in connection with our credit default swaps or other derivatives transactions.
We may be subject to margin calls in connection with its credit default swap and other derivative transactions that are subject to initial and/or variation margin requirements. The dynamic nature of the margin models utilized in such transactions and the fact that the margin models might be changed at any time could subject us to an unexpected increase in collateral obligations to counterparties during a volatile market environment, which could have a detrimental effect on us. Further, the credit default swap initial and/or variation margin models may use other securities or assets other than the reference obligation to determine margin requirements. Accordingly, we may be required to post most more margin than it otherwise would have if the margin was determined solely by the value of the reference obligation.

We may be subject to risks associated with the value of the collateral involved in our derivatives transactions.
To the extent we sell credit default swaps, we may mitigate its credit default swap risk by requiring credit default swap buyers to deliver a loan or other instrument with a first lien on the reference borrower’s collateral in the event of a credit event. However, the value of the collateral subject to the lien may be subject to fluctuations due to market conditions, economic factors, or other unforeseen events. In cases where we do not have continuous access to updated collateral valuations, there is a risk that the collateral may not adequately cover our obligations in the event of default. There are also risks that operational or administrative challenges may hinder our ability to access and manage the collateral effectively in the event of a credit event. These challenges could include issues related to the proper documentation, recording, and safekeeping of collateral assets. The market liquidity of certain types of collateral may also affect our ability to quickly convert the collateral into cash. Illiquid markets can lead to delays in the liquidation process, potentially resulting in increased exposure to losses.
Further, changes in legal or regulatory frameworks governing collateral rights may impact our ability to enforce and realize the value of the collateral in case of borrower default. Adverse legal developments could lead to delays or restrictions in the foreclosure process, which may adversely impact us. Additionally, we face the risk of undiscovered or undisclosed liabilities associated with the collateral. In some cases, the borrower may not fully disclose encumbrances, legal claims, or other issues that could affect the value or availability of the collateral any of which would adversely impact us. Furthermore, in the event of insolvency or bankruptcy of the borrower, our claim on the collateral may be subject to competing claims from other creditors. The priority of claims and the legal framework governing the distribution of assets can impact our recovery rate. Moreover, we may have fewer rights in connection with the first lien it receives upon the occurrence of a credit event than if it made a loan to a defaulting borrower directly, which may adversely impact our ability to recover.
Commodity Futures Trading Commission (the "CFTC") rules may have a negative impact on us and MC Advisors.
The CFTC and the SEC have issued rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. MC Advisors has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Under SEC Rule 18f-4, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 16, 2024, we issued 11,786,647 shares of our common stock, par value $0.01 per share, at a price of $10.34 per share for proceeds of $121.9 million.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarterly period ended June 30, 2024, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” The Company has adopted insider trading policies and procedures governing the purchase, sale and disposition of the Company's securities by directors and executive officers of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Amended and Restated Bylaws (4)

10.1
Facility Amount Increase Request, dated April 9, 2024, between MC Income Plus Financing SPV II LLC, a wholly-owned subsidiary of the Company as borrower, and the Company, as collateral manager, with KeyBank National Association, as administrative agent and lead arranger, the lenders from time to time party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
_________________________________________
*Filed herewith
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

Date: August 9, 2024	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: August 9, 2024	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation