Form 10-Q
period 2024-09-30
Monroe Capital Income Plus Corp
filed 2024-11-08
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 180,987,700 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1. Consolidated Financial Statements
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$3,546,529	$2,452,853
Non-controlled affiliate company investments	115,500	75,314
Total investments, at fair value (amortized cost of: $3,641,702 and $2,523,064, respectively)	3,662,029	2,528,167
Cash and cash equivalents	20,357	17,586
Restricted cash and cash equivalents	90,191	60,169
Interest and dividend receivable	43,573	28,914
Other assets	1,309	1,405
Total assets	3,817,459	2,636,241

Liabilities
Debt	1,885,869	1,247,946
Less: Unamortized debt issuance costs	(20,931)	(14,612)
Total debt, less unamortized debt issuance costs	1,864,938	1,233,334
Interest payable	28,342	14,415
Net unrealized loss on foreign currency forward contracts	3,192	3,087
Payable for unsettled trades	—	57,455
Base management fees payable	11,542	7,440
Incentive fees payable	9,500	5,320
Accounts payable and accrued expenses	19,942	12,523
Directors' fees payable	38	—
Total liabilities	1,937,494	1,333,574

Commitments and contingencies (See Note 11)

Net Assets
Common stock, $0.001 par value, 300,000 authorized, 180,988 and 127,233 shares issued and outstanding, respectively	$181	$127
Capital in excess of par value	1,835,622	1,282,378
Accumulated undistributed (overdistributed) earnings	44,162	20,162
Total net assets	$1,879,965	$1,302,667
Total liabilities and total net assets	$3,817,459	$2,636,241

Net asset value per share	$10.39	$10.24
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$104,063	$56,224	$274,335	$146,822
Payment-in-kind interest income	3,921	1,767	9,777	5,500
Dividend income	498	128	1,061	372
Other income	3,405	453	6,065	1,093
Total investment income from non-controlled/non-affiliate company investments	111,887	58,572	291,238	153,787
Non-controlled affiliate company investments:
Interest income	1,352	640	3,651	1,837
Payment in-kind interest income	80	—	226	—
Total investment income from non-controlled affiliate company investments	1,432	640	3,877	1,837
Total investment income	113,319	59,212	295,115	155,624

Operating expenses:
Interest and other debt financing expenses	37,754	16,261	95,346	41,416
Base management fees	11,542	6,206	30,169	16,435
Incentive fees	8,312	4,332	21,843	11,563
Professional fees	749	495	1,803	1,318
Administrative service fees	790	450	2,039	1,212
General and administrative expenses	1,337	273	3,330	1,335
Directors’ fees	38	23	113	69
Total operating expenses	60,522	28,040	154,643	73,348
Net investment income before income taxes	52,797	31,172	140,472	82,276
Income taxes, including excise taxes	199	150	673	534
Net investment income	52,598	31,022	139,799	81,742

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	495	38	719	(622)
Foreign currency forward contracts	(25)	(2)	(23)	1,739
Foreign currency and other transactions	(220)	(10)	(126)	166
Net realized gain (loss)	250	26	570	1,283

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	7,619	(3,977)	22,896	(2,902)
Non-controlled/affiliate company investments	2,383	1,309	(7,672)	2,031
Foreign currency forward contracts	(1,786)	1,948	(105)	(1,211)
Foreign currency and other transactions	(2,881)	—	(2,588)	—
Net change in unrealized gain (loss)	5,335	(720)	12,531	(2,082)

Net gain (loss)	5,585	(694)	13,101	(799)

Net increase (decrease) in net assets resulting from operations	$58,183	$30,328	$152,900	$80,943

Per common share data:
Net investment income per share - basic and diluted	$0.30	$0.31	$0.91	$0.92
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.34	$0.30	$0.99	$0.92
Weighted average common shares outstanding - basic and diluted	172,614	100,971	154,300	88,407
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at June 30, 2023	92,339	$92	$925,785	$18,216	$944,093
Net investment income	—	—	—	31,022	31,022
Net realized gain (loss)	—	—	—	26	26
Net change in unrealized gain (loss)	—	—	—	(720)	(720)
Issuances of common stock	17,653	18	180,404	—	180,422
Repurchases of common stock	(618)	(1)	(6,318)	—	(6,319)
Distributions declared to stockholders	—	—	—	(27,444)	(27,444)
Stock issued in connection with dividend reinvestment plan	1,044	1	10,671	—	10,672
Balances at September 30, 2023	110,418	$110	$1,110,542	$21,100	$1,131,752

Balances at June 30, 2024	164,976	$165	$1,670,075	$35,238	$1,705,478
Net investment income	—	—	—	52,598	52,598
Net realized gain (loss)	—	—	—	250	250
Net change in unrealized gain (loss)	—	—	—	5,335	5,335
Issuances of common stock	15,732	16	162,655	—	162,671
Repurchases of common stock	(1,752)	(2)	(18,116)	—	(18,118)
Distributions declared to stockholders	—	—	—	(49,259)	(49,259)
Stock issued in connection with dividend reinvestment plan	2,032	2	21,008	—	21,010
Balances at September 30, 2024	180,988	$181	$1,835,622	$44,162	$1,879,965

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916
Net investment income	—	—	—	81,742	81,742
Net realized gain (loss)	—	—	—	1,283	1,283
Net change in unrealized gain (loss)	—	—	—	(2,082)	(2,082)
Issuances of common stock	35,449	35	361,655	—	361,690
Repurchases of common stock	(2,189)	(3)	(22,317)	—	(22,320)
Distributions declared to stockholders	—	—	—	(70,280)	(70,280)
Stock issued in connection with dividend reinvestment plan	2,625	3	26,800	—	26,803
Balances at September 30, 2023	110,418	$110	$1,110,542	$21,100	$1,131,752

Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667
Net investment income	—	—	—	139,799	139,799
Net realized gain (loss)	—	—	—	570	570
Net change in unrealized gain (loss)	—	—	—	12,531	12,531
Issuances of common stock	53,383	54	549,338	—	549,392
Repurchases of common stock	(4,891)	(5)	(50,365)	—	(50,370)
Distributions declared to stockholders	—	—	—	(128,900)	(128,900)
Stock issued in connection with dividend reinvestment plan	5,263	5	54,271	—	54,276
Balances at September 30, 2024	180,988	$181	$1,835,622	$44,162	$1,879,965
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$152,900	$80,943
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(719)	622
Net realized (gain) loss on foreign currency forward contracts	23	(1,739)
Net realized (gain) loss on foreign currency and other transactions	126	(166)
Net change in unrealized (gain) loss on investments	(15,224)	871
Net change in unrealized (gain) loss on foreign currency forward contracts	105	1,211
Net change in unrealized (gain) loss on foreign currency and other transactions	2,588	—
Payment-in-kind interest capitalized	(10,010)	(5,500)
Net accretion of discounts and amortization of premiums	(7,323)	(4,104)
Purchases of investments	(1,498,871)	(600,755)
Proceeds from principal payments and sale of investments and settlement of forward contracts	400,236	105,468
Amortization of debt issuance costs	6,733	3,831
Changes in operating assets and liabilities:
Interest and dividend receivable	(16,759)	(15,899)
Receivable for unsettled trades	—	(3,341)
Other assets	96	9,092
Interest payable	13,927	3,488
Payable for unsettled trades	(57,455)	(13,690)
Base management fees payable	4,102	1,954
Incentive fees payable	4,180	1,633
Accounts payable and accrued expenses	7,518	2,434
Directors’ fees payable	38	22
Net cash provided by (used in) operating activities	(1,013,789)	(433,625)

Cash flows from financing activities:
Borrowings on debt	2,147,431	850,850
Repayments of debt	(1,512,211)	(750,791)
Proceeds from short-term borrowings	—	180,198
Repayments of short-term borrowings	—	(112,188)
Debt issuance costs capitalized	(13,052)	(2,790)
Proceeds from issuance of common stock	549,392	361,690
Repurchases of common stock	(50,370)	(22,320)
Stockholder distributions paid	(74,624)	(43,477)
Net cash provided by (used in) financing activities	1,046,566	461,172

Net increase (decrease) in cash and restricted cash and cash equivalents	32,777	27,547
Effect of foreign currency exchange rates	16	166
Cash and restricted cash and cash equivalents, beginning of period	77,755	52,204
Cash and restricted cash and cash equivalents, end of period	$110,548	$79,917

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$74,686	$34,097
Cash paid for income taxes, including excise taxes, during the period	$586	$209

Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$54,276	$26,803
Non-cash purchases of investments	$(2,100)	$—

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$20,357	$17,586
Restricted cash and cash equivalents	90,191	60,169
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$110,548	$77,755

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$7,563	$5,716
Restricted cash and cash equivalents	72,354	46,488
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$79,917	$52,204
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.60% Cash/ 6.00% PIK	11/3/2023	3/25/2027	154	$152	$153	0.0%
Keel Platform, LLC (Delayed Draw)	(19)(20)	SF	5.25%	10.10%	1/24/2024	1/19/2031	2,165	518	518	0.0%
Keel Platform, LLC	(8)	SF	5.25%	9.85%	1/24/2024	1/19/2031	7,397	7,294	7,388	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions)		SF	5.85%	10.45%	9/3/2024	12/31/2027	5,700	5,645	5,700	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.45%	7/25/2019	12/31/2027	1,900	1,893	1,900	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.45%	12/24/2019	12/31/2027	992	988	992	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.45%	2/17/2021	12/31/2027	1,716	1,715	1,716	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.45%	6/15/2021	12/31/2027	1,006	995	1,006	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.45%	8/10/2021	12/31/2027	982	977	982	0.0%
SI Holdings, Inc. (Integrated Polymer Solutions)	(6)(7)(9)	SF	5.85%	10.45%	12/8/2023	12/31/2027	2,186	2,186	2,186	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver)	(19)	SF	5.85%	10.45%	7/25/2019	12/31/2027	2,316	—	—	0.0%
							26,514	22,363	22,541	1.2%
Automotive
Burgess Point Purchaser Corporation	(6)	SF	5.35%	10.20%	6/30/2022	7/25/2029	4,913	4,532	4,656	0.2%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.90%	11.23%	8/2/2021	8/2/2027	9,725	9,621	9,618	0.5%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.90%	11.23%	8/2/2021	8/2/2027	2,381	1,508	1,491	0.1%
Panda Acquisition, LLC	(6)	SF	7.60%	12.20%	12/20/2022	10/18/2028	9,625	8,258	7,592	0.4%
Power Stop, LLC		SF	4.85%	9.91%	3/26/2024	1/26/2027	4,961	4,572	4,790	0.3%
Tenneco Inc.	(6)(8)	SF	5.10%	9.70%	11/3/2023	11/17/2028	9,997	8,952	9,519	0.5%
Truck-Lite Co., LLC		SF	5.75%	10.86%	2/22/2024	2/13/2031	9,817	9,729	9,886	0.5%
Truck-Lite Co., LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.86%	2/22/2024	2/13/2031	1,067	—	—	0.0%
Truck-Lite Co., LLC (Revolver)	(19)	SF	5.75%	10.85%	2/22/2024	2/13/2031	1,067	11	11	0.0%
							53,553	47,183	47,563	2.5%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	14.95%	7/29/2021	7/29/2026	10,125	9,672	6,353	0.3%
StarCompliance MidCo, LLC	(9)	SF	6.10%	10.70%	5/31/2023	1/12/2027	441	434	441	0.0%
StarCompliance MidCo, LLC	(7)	SF	6.10%	10.70%	1/12/2021	1/12/2027	27,375	27,115	27,375	1.5%
StarCompliance MidCo, LLC	(7)	SF	6.10%	10.70%	10/12/2021	1/12/2027	4,253	4,213	4,253	0.2%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	6.10%	10.70%	1/12/2021	1/12/2027	4,234	2,921	2,921	0.2%
							46,428	44,355	41,343	2.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
Demakes Borrower, LLC	(8)	SF	6.25%	11.55%	12/15/2023	12/12/2029	4,842	$4,733	$4,846	0.3%
Demakes Borrower, LLC (Delayed Draw)	(19)(20)	SF	6.25%	11.55%	12/15/2023	12/12/2029	1,372	—	—	0.0%
Izzio Artisan Bakery, LLC	(9)	SF	6.25%	11.11%	9/27/2024	9/27/2029	14,500	14,211	14,210	0.7%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.25%	11.11%	9/27/2024	9/27/2029	10,357	—	—	0.0%
LVF Holdings, Inc.	(6)	SF	5.90%	10.50%	6/10/2021	6/10/2027	3,395	3,358	3,416	0.2%
LVF Holdings, Inc.	(6)	SF	5.90%	10.50%	6/10/2021	6/10/2027	3,249	3,249	3,269	0.2%
LVF Holdings, Inc. (Revolver)	(19)	SF	5.85%	10.70%	6/10/2021	6/10/2027	554	170	170	0.0%
							38,269	25,721	25,911	1.4%
Capital Equipment
Adept AG Holdings, LLC		SF	7.15%	11.75%	8/11/2022	8/11/2027	6,502	6,420	5,421	0.3%
Adept AG Holdings, LLC	(12)(22)	SF	5.90%	11.23%	8/11/2022	8/11/2027	10,843	10,717	9,070	0.5%
Adept AG Holdings, LLC		SF	7.15%	11.75%	8/11/2022	8/11/2027	1,630	1,630	1,359	0.1%
Adept AG Holdings, LLC (Revolver)	(12)(19)(22)	SF	7.35%	12.20%	8/11/2022	8/11/2027	1,094	1,066	895	0.1%
Adept AG Holdings, LLC (Revolver)		SF	7.10%	11.95%	8/11/2022	8/11/2027	1,317	1,317	1,098	0.1%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	5.75%	10.60%	12/22/2023	12/21/2029	49,875	48,973	50,149	2.7%
BLP Buyer, Inc.	(6)	SF	5.75%	10.60%	5/8/2024	12/21/2029	1,900	1,862	1,910	0.1%
BLP Buyer, Inc.		SF	5.75%	10.60%	12/21/2023	12/21/2029	6,000	6,000	6,033	0.3%
BLP Buyer, Inc. (Revolver)	(19)	SF	5.75%	10.60%	12/22/2023	12/21/2029	6,849	514	514	0.0%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.87%	9/9/2022	12/17/2026	8,550	8,398	8,486	0.5%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.87%	9/30/2022	12/17/2026	5,441	5,359	5,400	0.3%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.87%	9/9/2022	12/17/2026	10,410	10,225	10,332	0.5%
DS Parent, Inc.		SF	5.50%	10.10%	12/15/2023	1/31/2031	19,950	19,000	19,458	1.0%
Incompass, LLC	(6)(8)(9)(10)	SF	7.75%	12.77%	11/27/2023	11/27/2028	23,820	23,301	23,498	1.2%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	7.01%	12.11%	8/16/2024	6/30/2028	2,552	2,490	2,552	0.1%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)	(8)(10)(11)	SF	7.01%	12.34%	6/30/2023	6/30/2028	15,840	15,520	15,840	0.9%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	7.01%	12.34%	5/20/2024	6/30/2028	8,105	7,915	8,105	0.4%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	7.01%	12.34%	6/30/2023	6/30/2028	6,004	6,004	6,004	0.3%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Delayed Draw)	(19)(20)	SF	6.75%	11.86%	8/16/2024	6/30/2028	3,752	3,152	3,152	0.2%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	6.86%	12.07%	5/20/2024	6/30/2028	6,004	6,004	6,004	0.3%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Revolver)	(19)	SF	7.01%	12.34%	6/30/2023	6/30/2028	3,002	600	600	0.0%
							199,440	186,467	185,880	9.9%
Chemicals, Plastics & Rubber
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.)	(12)(39)	SF	6.00%	11.20%	4/4/2023	2/1/2027	323	322	337	0.0%
							323	322	337	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
MEI Buyer LLC	(8)(11)	SF	5.00%	9.85%	6/30/2023	6/29/2029	25,352	$24,703	$25,859	1.4%
MEI Buyer LLC	(10)(11)	SF	5.00%	9.85%	1/9/2024	6/30/2029	14,233	14,108	14,518	0.8%
MEI Buyer LLC (Delayed Draw)	(19)(20)	n/a	n/a	5.00%	6/30/2023	6/29/2029	4,054	—	—	0.0%
MEI Buyer LLC (Revolver)	(19)	n/a	n/a	5.00%	6/30/2023	6/29/2029	5,253	—	—	0.0%
Premier Roofing L.L.C.	(8)	SF	6.65%	11.71%	8/31/2020	8/29/2025	3,044	3,032	3,050	0.2%
Premier Roofing L.L.C. (Revolver)	(19)	SF	6.75%	11.08%	8/31/2020	8/29/2025	1,213	1,070	1,070	0.1%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	10.46%	4/19/2021	4/17/2026	4,354	4,325	4,354	0.2%
TCFIII Owl Buyer LLC	(8)	SF	5.61%	10.46%	4/19/2021	4/17/2026	5,316	5,316	5,316	0.3%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	10.46%	12/17/2021	4/17/2026	4,771	4,736	4,771	0.2%
Water Buyer, LLC		SF	5.25%	9.85%	8/8/2024	8/8/2030	10,000	9,853	9,850	0.5%
Water Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.85%	8/8/2024	8/8/2030	6,000	—	—	0.0%
Water Buyer, LLC (Revolver)	(19)	SF	5.25%	9.85%	8/8/2024	8/8/2030	3,000	—	—	0.0%
							86,590	67,143	68,788	3.7%
Consumer Goods: Durable
Independence Buyer, Inc.	(7)(8)	SF	5.90%	11.15%	8/3/2021	8/3/2026	11,135	11,043	10,745	0.6%
Independence Buyer, Inc. (Revolver)	(19)	SF	5.85%	11.05%	8/3/2021	8/3/2026	2,964	339	327	0.0%
Recycled Plastics Industries, LLC	(7)	SF	7.35%	12.05% Cash/ 0.50% PIK	8/4/2021	8/4/2026	4,401	4,363	4,384	0.2%
Recycled Plastics Industries, LLC (Revolver)	(19)	SF	7.35%	12.05% Cash/ 0.50% PIK	8/4/2021	8/4/2026	446	—	—	0.0%
							18,946	15,745	15,456	0.8%
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC	(8)(9)	SF	6.36%	11.57%	5/18/2021	5/18/2026	13,580	13,471	13,553	0.7%
Arizona Natural Resources, LLC	(9)	SF	6.36%	11.57%	12/15/2021	5/18/2026	2,493	2,471	2,488	0.1%
Arizona Natural Resources, LLC	(6)	SF	6.36%	11.57%	8/12/2022	5/18/2026	6,763	6,695	6,750	0.4%
Arizona Natural Resources, LLC	(7)	SF	6.36%	11.57%	8/12/2022	5/18/2026	2,921	2,921	2,915	0.2%
Arizona Natural Resources, LLC (Revolver)	(19)	SF	6.36%	11.57%	5/18/2021	5/18/2026	2,222	1,778	1,774	0.1%
Excelligence Learning Corporation	(6)(8)	SF	5.75%	10.35%	3/15/2024	1/18/2030	12,139	11,913	12,139	0.6%
Excelligence Learning Corporation (Revolver)	(19)	n/a	n/a	5.75%	3/15/2024	1/18/2030	3,425	—	—	0.0%
Gibson Brands, Inc.		SF	5.43%	10.58%	4/19/2024	8/13/2028	3,063	2,906	2,930	0.2%
PetIQ, LLC	(6)(12)	SF	4.36%	9.22%	5/10/2023	4/13/2028	9,409	9,064	9,426	0.5%
The Kyjen Company, LLC	(6)(7)	SF	7.50%	11.96% Cash/ 0.75% PIK	5/14/2021	4/3/2026	2,963	2,949	2,904	0.1%
The Kyjen Company, LLC		SF	7.25%	11.58% Cash/ 0.75% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver)	(19)	SF	7.50%	11.96% Cash/ 0.75% PIK	5/14/2021	4/3/2026	268	—	—	0.0%
Thrasio, LLC	(21)	SF	10.26%	15.54% PIK	6/18/2024	6/18/2029	574	574	556	0.0%
							59,823	54,745	55,438	2.9%
Containers, Packaging & Glass
B2B Industrial Products LLC	(6)	SF	7.00%	12.33%	12/6/2022	10/7/2026	9,825	9,685	9,678	0.5%
B2B Industrial Products LLC	(6)	SF	7.00%	12.06%	4/4/2023	10/7/2026	2,274	2,238	2,240	0.1%
Polychem Acquisition, LLC	(6)	SF	5.11%	9.96%	4/8/2019	3/17/2025	1,890	1,890	1,664	0.1%
							13,989	13,813	13,582	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
PNE Interco LLC	(6)(7)(8)(11)	SF	5.75%	11.08%	2/12/2024	2/12/2030	13,965	$13,711	$13,958	0.7%
PNE Interco LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.83%	2/12/2024	2/12/2030	5,303	4,419	4,417	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.75%	11.08%	2/12/2024	2/12/2030	5,899	787	786	0.0%
Quest Resource Management Group, LLC	(7)(8)	SF	6.61%	11.82%	10/19/2020	10/19/2026	844	807	849	0.1%
Quest Resource Management Group, LLC	(8)	SF	6.61%	11.82%	10/19/2020	10/19/2026	927	927	932	0.1%
Quest Resource Management Group, LLC	(7)(8)	SF	6.61%	11.82%	12/7/2021	10/19/2026	3,297	3,274	3,297	0.2%
Quest Resource Management Group, LLC	(7)	SF	6.61%	11.82%	12/7/2021	10/19/2026	333	333	333	0.0%
Trilon Group, LLC		SF	5.65%	10.95%	4/15/2024	5/25/2029	3,598	3,531	3,612	0.2%
Trilon Group, LLC	(7)(8)(9)(10)	SF	5.65%	10.95%	4/15/2024	5/25/2029	11,712	11,712	11,759	0.6%
Trilon Group, LLC (Delayed Draw)	(19)(20)	SF	5.65%	10.67%	4/15/2024	5/25/2029	12,054	2,604	2,604	0.1%
Trilon Group, LLC		SF	5.65%	10.67%	9/12/2023	5/25/2029	369	369	370	0.0%
Trilon Group, LLC (Revolver)	(19)	SF	5.65%	10.93%	9/12/2023	5/25/2029	4,874	174	174	0.0%
Volt Bidco, Inc.	(7)	SF	6.50%	11.10%	8/11/2021	8/11/2027	9,136	9,031	9,136	0.5%
Volt Bidco, Inc.	(11)	SF	6.50%	11.10%	8/11/2021	8/11/2027	1,717	1,717	1,717	0.1%
Volt Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	11.10%	9/17/2024	8/11/2027	803	366	366	0.0%
Volt Bidco, Inc.		SF	6.50%	11.10%	12/28/2023	8/11/2027	987	987	987	0.1%
Volt Bidco, Inc. (Revolver)	(19)	SF	6.50%	11.10%	8/11/2021	8/11/2027	956	—	—	0.0%
							76,774	54,749	55,297	2.9%
FIRE: Finance
Avalara, Inc.	(7)	SF	6.25%	10.85%	10/19/2022	10/19/2028	10,000	9,812	10,075	0.5%
Avalara, Inc. (Revolver)	(19)	SF	6.25%	10.85%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Arax Midco, LLC	(12)	SF	5.75%	10.70%	4/11/2024	4/11/2029	9,018	8,873	9,018	0.5%
Arax Midco, LLC (Delayed Draw)	(12)(19)(20)	SF	5.75%	10.70%	4/11/2024	4/11/2029	4,689	—	—	0.0%
Arax Midco, LLC (Revolver)	(12)(19)	SF	5.75%	10.81%	4/11/2024	4/11/2029	1,293	43	43	0.0%
Bench Walk Lead, LLC	(12)	SF	9.50%	14.10%	6/9/2023	6/14/2027	28,256	28,141	28,256	1.5%
Bench Walk Lead, LLC	(12)	SF	9.50%	14.10%	6/9/2023	6/14/2027	1,671	1,671	1,671	0.1%
BW 51f, L.P.	(12)	SF	8.00%	13.33%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.5%
Cpex Purchaser, LLC	(7)	SF	6.00%	10.60%	8/26/2022	2/28/2030	36,000	35,325	36,216	1.9%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.60%	9/30/2021	2/28/2030	4,061	1,113	1,120	0.1%
Cpex Purchaser, LLC (Revolver)	(19)	SF	6.00%	10.60%	9/30/2021	2/28/2030	10,452	—	—	0.0%
GC Champion Acquisition LLC	(7)	SF	5.25%	10.53%	8/19/2022	8/18/2028	12,870	12,686	12,870	0.7%
GC Champion Acquisition LLC	(6)	SF	5.25%	10.53%	8/19/2022	8/18/2028	3,575	3,575	3,575	0.2%
GC Champion Acquisition LLC	(6)	SF	5.25%	10.53%	8/1/2023	8/18/2028	10,725	10,458	10,725	0.6%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.35%	10.20%	8/19/2024	8/18/2028	10,717	7,288	7,288	0.4%
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,425	2,477	2,485	0.1%
J2 BWA Funding LLC (Revolver)	(12)(19)	n/a	n/a	10.00%	12/14/2020	12/24/2026	2,850	1,762	1,770	0.1%
Oceana Australian Fixed Income Trust	(6)(12)(25)(35)	SF	8.25%	13.45%	6/8/2023	4/1/2026	32,702	31,770	32,906	1.8%
Oceana Australian Fixed Income Trust	(12)(25)(35)	SF	8.25%	13.45%	12/27/2023	4/1/2026	15,193	15,048	15,288	0.8%
SCP Intermediate Holdings, LLC	(8)(12)	SF	6.00%	10.25%	12/28/2022	12/28/2028	2,948	2,890	2,948	0.2%
Slater Slater Schulman LLP		SF	7.50%	12.17%	12/6/2023	12/4/2026	21,209	21,209	21,209	1.1%
TEAM Public Choices, LLC	(6)	SF	5.10%	9.95%	8/23/2022	12/17/2027	4,480	4,329	4,439	0.2%
TEAM Public Choices, LLC	(11)	SF	5.00%	10.51%	1/25/2024	12/17/2027	1,489	1,482	1,475	0.1%
Transnetwork LLC	(11)	SF	5.50%	10.10%	11/20/2023	12/29/2030	15,760	15,550	15,957	0.8%
							257,383	224,502	228,334	12.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Insurance
Simplicity Financial Marketing Group Holdings Inc.	(6)(8)	SF	6.15%	10.75%	9/23/2022	12/2/2026	9,816	$9,644	$9,762	0.5%
Simplicity Financial Marketing Group Holdings Inc.		SF	6.15%	10.75%	9/23/2022	12/2/2026	14,011	14,011	13,934	0.8%
Simplicity Financial Marketing Group Holdings Inc. (Delayed Draw)	(19)(20)	SF	6.00%	10.60%	2/9/2024	12/2/2026	9,048	1,903	1,892	0.1%
Simplicity Financial Marketing Group Holdings Inc. (Revolver)	(19)	SF	6.15%	10.75%	2/9/2024	12/2/2026	439	—	—	0.0%
Simplicity Financial Marketing Group Holdings Inc. (Revolver)	(19)	SF	6.15%	10.75%	9/23/2022	12/2/2026	761	—	—	0.0%
							34,075	25,558	25,588	1.4%
FIRE: Real Estate
300 N. Michigan Mezz, LLC	(6)(12)	SF	14.57%	19.69% PIK	7/15/2020	7/15/2025	1,000	1,000	1,000	0.1%
Avison Young (USA) Inc.	(12)(21)(36)	SF	6.51%	11.20%	9/24/2024	3/12/2028	764	761	769	0.1%
InsideRE, LLC	(7)(8)	SF	5.65%	10.25%	12/22/2021	12/22/2027	7,315	7,225	7,315	0.4%
InsideRE, LLC	(9)	SF	5.65%	10.25%	12/22/2021	12/22/2027	2,842	2,842	2,842	0.2%
InsideRE, LLC (Revolver)	(19)	SF	5.65%	10.25%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen LLC		SF	8.50%	5.75% Cash/ 7.35% PIK	1/5/2023	1/5/2028	8,625	8,392	8,452	0.4%
							21,511	20,220	20,378	1.2%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	6.25%	10.85%	6/7/2023	6/7/2029	9,875	9,665	9,959	0.5%
Animal Dermatology Group, Inc.		SF	6.25%	10.85%	6/7/2023	6/7/2029	3,741	3,741	3,773	0.2%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	11.00%	1/11/2024	12/27/2025	8,737	140	141	0.0%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	6.25%	10.85%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	7.25%	12.08%	5/6/2021	5/6/2027	6,378	6,312	6,378	0.3%
Appriss Health, LLC (Revolver)	(19)	SF	7.25%	12.09%	5/6/2021	5/6/2027	433	22	22	0.0%
Bluesight, Inc.	(7)(8)(9)(11)	SF	7.25%	11.85%	7/17/2023	7/17/2029	30,000	29,225	30,114	1.6%
Bluesight, Inc. (Revolver)	(19)	SF	7.25%	11.85%	7/17/2023	7/17/2029	2,609	—	—	0.0%
Brickell Bay Acquisition Corp.	(7)(8)	SF	6.65%	11.98%	2/12/2021	2/12/2026	2,770	2,739	2,770	0.2%
Brickell Bay Acquisition Corp.	(6)	SF	6.65%	11.98%	5/16/2024	2/12/2026	7,629	7,506	7,648	0.4%
Caravel Autism Health, LLC	(6)(11)	SF	5.00%	9.60%	6/11/2024	6/11/2030	18,000	17,696	18,119	1.0%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.60%	6/11/2024	6/11/2030	7,714	—	—	0.0%
Caravel Autism Health, LLC (Revolver)	(19)	SF	5.00%	9.60%	6/11/2024	6/11/2030	5,400	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)(9)	SF	7.60%	12.30% Cash/ 0.50% PIK	6/30/2021	6/30/2026	13,584	13,468	13,210	0.7%
Dorado Acquisition, Inc.	(6)	SF	7.65%	12.48% Cash/ 0.50% PIK	11/27/2022	6/30/2026	11,257	11,102	10,948	0.6%
Dorado Acquisition, Inc. (Revolver)	(19)	SF	7.60%	12.30% Cash/ 0.50% PIK	6/30/2021	6/30/2026	1,670	—	—	0.0%
FH BMX Buyer, Inc.		SF	5.25%	9.85%	6/21/2024	6/21/2031	9,046	8,913	9,106	0.5%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.85%	6/21/2024	6/21/2031	4,800	—	—	0.0%
Forest Buyer, LLC	(9)	SF	5.00%	9.60%	8/19/2024	3/15/2030	21,297	21,132	21,297	1.1%
Forest Buyer, LLC	(6)(7)(11)	SF	5.50%	10.10%	3/15/2024	3/15/2030	14,464	14,122	14,608	0.8%
Forest Buyer, LLC (Revolver)	(19)	SF	5.00%	9.60%	3/15/2024	3/15/2030	2,719	—	—	0.0%
Golden State Buyer, Inc.	(8)	SF	4.85%	9.45%	8/25/2022	6/19/2026	9,566	9,371	9,584	0.5%
INH Buyer, Inc.	(21)	SF	7.00%	8.20% Cash/ 3.50% PIK	6/30/2021	6/28/2028	5,042	5,011	2,597	0.1%
KL Moon Acquisition, LLC		SF	7.75%	10.25% Cash/ 2.75% PIK	2/6/2024	2/1/2029	4,264	4,151	4,072	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
KL Moon Acquisition, LLC		SF	7.75%	10.25% Cash/ 2.75% PIK	2/1/2023	2/1/2029	9,945	$9,717	$9,497	0.5%
KL Moon Acquisition, LLC		SF	7.75%	10.25% Cash/ 2.75% PIK	2/1/2023	2/1/2029	1,983	1,983	1,893	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.75%	10.02% Cash/ 2.75% PIK	2/1/2023	2/1/2029	1,637	1,420	1,356	0.1%
NationsBenefits, LLC	(6)	SF	6.60%	11.80%	8/20/2021	8/26/2027	11,913	11,805	11,913	0.6%
NationsBenefits, LLC	(6)	SF	6.60%	11.80%	8/26/2022	8/26/2027	14,199	14,199	14,199	0.8%
NationsBenefits, LLC		SF	6.60%	11.80%	8/26/2022	8/26/2027	15,394	15,394	15,394	0.8%
NationsBenefits, LLC (Revolver)	(19)	SF	6.60%	11.80%	8/20/2021	8/26/2027	6,806	2,042	2,042	0.1%
NQ PE Project Colosseum Midco Inc.	(6)(8)(9)	SF	7.15%	11.75%	10/4/2022	10/4/2028	14,345	14,132	13,287	0.7%
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	(19)(20)	SF	7.15%	11.75%	10/4/2022	10/4/2028	3,244	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	11.75%	10/4/2022	10/4/2028	1,825	—	—	0.0%
QF Holdings, Inc.	(10)	SF	5.00%	10.06%	12/15/2023	12/15/2027	910	898	910	0.0%
QF Holdings, Inc.	(7)	SF	5.00%	10.25%	9/19/2019	12/15/2027	4,550	4,548	4,548	0.3%
QF Holdings, Inc.	(7)	SF	5.00%	10.25%	12/15/2021	12/15/2027	4,368	4,328	4,366	0.2%
QF Holdings, Inc.	(7)	SF	5.00%	10.25%	9/19/2019	12/15/2027	910	910	910	0.1%
QF Holdings, Inc.	(7)	SF	5.00%	10.12%	8/21/2020	12/15/2027	910	910	910	0.1%
QF Holdings, Inc. (Revolver)	(19)	SF	5.00%	10.12%	9/19/2019	12/15/2027	1,092	546	546	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	10.45%	10/7/2022	10/5/2029	9,093	8,876	9,111	0.5%
SCP Eye Care Holdco, LLC		SF	5.60%	10.80%	4/1/2024	10/5/2029	10,212	10,021	10,232	0.6%
SCP Eye Care Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.60%	10.45%	4/1/2024	10/5/2029	20,526	—	—	0.0%
SCP Eye Care Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.60%	10.45%	10/7/2022	10/5/2029	7,989	5,080	5,090	0.3%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	10.45%	10/7/2022	10/5/2029	1,442	—	—	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	10.35%	12/29/2023	6/30/2028	21,289	20,922	21,289	1.1%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.76%	12/29/2023	6/30/2028	8,569	2,828	2,828	0.2%
Seran BioScience, LLC	(7)(8)	SF	7.25%	12.58%	12/31/2020	7/8/2027	1,930	1,919	1,928	0.1%
Seran BioScience, LLC	(10)(11)	SF	7.25%	12.33%	8/21/2023	7/8/2027	1,152	1,152	1,151	0.1%
Seran BioScience, LLC	(8)	SF	7.25%	11.95%	7/8/2022	7/8/2027	2,190	2,190	2,187	0.1%
Seran BioScience, LLC (Revolver)	(19)	SF	7.25%	12.58%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	11.05%	7/21/2023	12/30/2026	150	150	144	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	11.05%	12/30/2021	12/30/2026	3,705	3,667	3,548	0.2%
SIP Care Services, LLC (Delayed Draw)	(19)(20)	SF	5.85%	11.05%	12/30/2021	12/30/2026	3,040	—	—	0.0%
SIP Care Services, LLC (Revolver)		SF	5.85%	11.05%	12/30/2021	12/30/2026	760	760	728	0.0%
The Smilist DSO, LLC	(11)	SF	6.00%	10.60%	4/4/2024	4/4/2029	28,726	28,113	28,755	1.5%
The Smilist DSO, LLC		SF	6.00%	10.60%	4/4/2024	4/4/2029	7,766	7,766	7,774	0.4%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.95%	4/4/2024	4/4/2029	6,227	3,120	3,123	0.2%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	10.60%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.90%	12.15%	2/16/2022	2/16/2028	10,000	9,873	9,850	0.5%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	12.15%	2/16/2022	2/16/2028	750	724	713	0.0%
TigerConnect, Inc. (Revolver)	(19)	SF	6.90%	12.15%	2/16/2022	2/16/2028	1,429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	29,736	28,235	1.5%
WebPT, Inc.	(7)	SF	6.85%	11.91%	8/28/2019	1/18/2028	5,000	5,000	5,000	0.3%
WebPT, Inc. (Revolver)	(19)	P	5.75%	13.75%	8/28/2019	1/18/2028	521	149	149	0.0%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.40% Cash/ 4.75% PIK	6/3/2022	6/2/2028	22,358	22,054	20,558	1.1%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.40% Cash/ 4.75% PIK	6/3/2022	6/2/2028	279	279	257	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Whistler Parent Holdings III, Inc.		SF	8.90%	9.21% Cash/ 4.75% PIK	5/28/2024	6/2/2028	809	$809	$744	0.0%
Whistler Parent Holdings III, Inc. (Revolver)		SF	8.90%	9.40% Cash/ 4.75% PIK	6/3/2022	6/2/2028	2,795	2,795	2,570	0.1%
Xpress Wellness, LLC	(6)(8)	SF	5.50%	10.75%	5/8/2024	5/8/2030	40,000	39,228	40,100	2.1%
Xpress Wellness, LLC (Delayed Draw)	(19)(20)	SF	5.50%	10.75%	5/8/2024	5/8/2030	12,500	—	—	0.0%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.50%	10.75%	5/8/2024	5/8/2030	9,231	3,692	3,692	0.2%
							570,294	458,051	455,873	24.2%
High Tech Industries
Acquia Inc.	(7)	SF	7.15%	12.46%	11/1/2019	10/31/2025	15,429	15,344	15,429	0.8%
Acquia Inc.	(10)	SF	7.15%	12.46%	11/11/2023	10/31/2025	3,092	3,092	3,092	0.2%
Acquia Inc. (Revolver)	(19)	SF	7.15%	12.47%	11/1/2019	10/31/2025	588	235	235	0.0%
Aptean, Inc.	(11)	SF	5.25%	10.10%	1/30/2024	1/30/2031	8,239	8,167	8,239	0.4%
Aptean, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	10.19%	1/30/2024	1/30/2031	1,013	20	20	0.0%
Aptean, Inc. (Revolver)	(19)	SF	5.25%	10.10%	1/30/2024	1/30/2031	728	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	(19)(20)(21)	SF	8.11%	13.32% PIK	1/2/2024	1/2/2027	1,471	394	882	0.1%
BTRS Holdings Inc.	(9)	SF	8.00%	12.86%	12/16/2022	12/15/2028	10,000	9,763	10,013	0.5%
BTRS Holdings Inc. (Delayed Draw)	(19)(20)	SF	8.00%	12.86%	12/16/2022	12/15/2028	845	736	736	0.0%
BTRS Holdings Inc. (Revolver)	(19)	SF	7.25%	12.50%	12/16/2022	12/15/2028	1,067	400	400	0.0%
Douglas Holdings, Inc.	(9)	SF	5.75%	10.35%	8/27/2024	8/27/2030	24,912	24,541	24,538	1.3%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.35%	8/27/2024	8/27/2030	5,416	—	—	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.35%	8/27/2024	8/27/2026	3,076	136	136	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.35%	8/27/2024	8/27/2030	5,957	—	—	0.0%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.35%	8/27/2024	8/27/2030	2,166	—	—	0.0%
Drawbridge Partners, LLC	(7)	SF	6.25%	11.10%	9/1/2022	9/1/2028	15,000	14,781	15,000	0.8%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	6.25%	11.10%	9/1/2022	9/1/2028	4,370	3,974	3,974	0.2%
Drawbridge Partners, LLC (Revolver)	(19)	SF	6.25%	11.10%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fortra, LLC	(11)	SF	4.10%	8.95%	12/11/2023	11/30/2026	14,865	14,403	14,215	0.8%
Freedom U.S. Acquisition Corporation	(9)	SF	5.75%	10.39%	9/27/2024	9/27/2030	51,000	50,109	50,108	2.7%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	10.39%	9/27/2024	9/27/2030	5,100	—	—	0.0%
Fueled Digital Media, LLC		SF	6.61%	11.32% Cash/ 0.50% PIK	11/1/2022	11/1/2027	5,679	5,582	5,388	0.3%
Fueled Digital Media, LLC		SF	6.61%	11.32% Cash/ 0.50% PIK	11/1/2022	11/1/2027	500	500	475	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	6.11%	11.32%	11/1/2022	11/1/2027	807	726	689	0.0%
Medallia, Inc.	(7)	SF	6.60%	6.85% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,134	11,980	12,025	0.6%
Mindbody, Inc.	(7)	SF	7.15%	12.40%	2/15/2019	9/30/2025	1,867	1,865	1,867	0.1%
Mindbody, Inc.	(7)	SF	7.15%	12.40%	9/22/2021	9/30/2025	2,270	2,270	2,270	0.1%
Mindbody, Inc. (Revolver)	(19)	SF	7.15%	12.40%	2/15/2019	9/30/2025	190	—	—	0.0%
Nasuni Corporation	(9)	SF	5.75%	10.69%	9/10/2024	9/10/2030	15,000	14,777	14,775	0.8%
Nasuni Corporation (Revolver)	(19)	SF	5.75%	10.69%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Oranje Holdco, Inc.	(6)	SF	7.25%	12.50%	4/20/2024	2/1/2029	29,053	29,053	28,944	1.5%
Oranje Holdco, Inc.	(6)(9)	SF	7.50%	12.75%	2/1/2023	2/1/2029	14,000	13,724	14,192	0.8%
Oranje Holdco, Inc. (Revolver)	(19)	SF	7.50%	12.75%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC	(6)(9)	SF	5.40%	10.73%	12/13/2022	12/16/2027	5,584	5,466	5,583	0.3%
Optomi, LLC	(7)(9)	SF	5.40%	10.73%	12/16/2021	12/16/2027	13,162	13,004	13,162	0.7%
Optomi, LLC (Revolver)	(19)	SF	5.40%	10.73%	12/16/2021	12/16/2027	3,189	—	—	0.0%
Recorded Future, Inc.	(6)	SF	5.75%	10.60%	6/28/2024	6/28/2030	40,885	40,483	40,865	2.2%
Recorded Future, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.88%	6/28/2024	6/28/2030	9,481	2,311	2,310	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Recorded Future, Inc. (Revolver)	(19)	SF	5.75%	10.60%	6/28/2024	6/28/2030	4,444	$—	$—	0.0%
Reorganized Mobileum AcquisitionCo, LLC (fka Matrix Parent, Inc.)	(6)(21)	SF	6.00%	11.11%	7/25/2024	1/23/2025	913	913	913	0.1%
Securly, Inc.	(7)	SF	7.10%	12.35%	4/20/2022	4/22/2027	3,703	3,658	3,693	0.2%
Securly, Inc.	(7)	SF	7.10%	11.35%	4/22/2021	4/22/2027	8,400	8,313	8,379	0.5%
Securly, Inc.	(7)	SF	7.10%	12.16%	4/22/2021	4/22/2027	1,938	1,938	1,934	0.1%
Securly, Inc.		SF	7.10%	12.16%	4/20/2022	4/22/2027	2,488	2,488	2,481	0.1%
Securly, Inc. (Revolver)	(19)	SF	7.10%	12.16%	4/22/2021	4/22/2027	1,615	969	967	0.1%
SoundHound AI, Inc. (fka Amelia Holding II, LLC)	(12)	SF	10.11%	13.96% Cash/ 1.00% PIK	8/6/2024	6/30/2026	5,293	5,216	5,293	0.3%
Sparq Holdings, Inc.	(7)	SF	5.75%	11.01%	6/16/2023	6/15/2029	1,975	1,925	1,992	0.1%
Sparq Holdings, Inc.		SF	5.75%	10.35%	6/27/2024	6/25/2029	433	428	436	0.0%
Sparq Holdings, Inc.		SF	5.75%	10.35%	6/16/2023	6/15/2029	442	442	446	0.0%
Sparq Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.35%	6/27/2024	6/25/2029	578	—	—	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.35%	6/16/2023	6/15/2029	409	—	—	0.0%
Unanet, Inc.	(7)(9)	SF	6.00%	11.26%	12/9/2022	12/8/2028	22,000	21,661	22,000	1.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	11.22%	12/9/2022	12/8/2028	6,947	2,837	2,837	0.2%
Unanet, Inc. (Revolver)	(19)	SF	6.00%	11.20%	12/9/2022	12/8/2028	2,316	116	116	0.0%
Varicent Intermediate Holdings Corporation	(12)(36)	SF	6.00%	7.35% Cash/ 3.25% PIK	8/23/2024	8/22/2031	25,726	25,348	25,340	1.3%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	2.75%	7.35%	8/23/2024	8/22/2031	6,571	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(36)	n/a	n/a	5.50%	8/23/2024	8/22/2031	4,443	—	—	0.0%
Watchguard Technologies, Inc.	(6)	SF	5.25%	10.10%	8/17/2022	6/29/2029	20,731	19,670	20,562	1.1%
ZI Intermediate II, Inc.	(6)	SF	7.00%	12.25%	5/13/2024	5/13/2030	57,250	56,019	57,050	3.0%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	7.00%	12.25%	5/13/2024	5/13/2030	4,771	—	—	0.0%
							519,005	439,777	444,001	23.6%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	10.80%	11/24/2021	11/24/2026	15,581	15,428	15,581	0.8%
95 Percent Buyer, LLC (Revolver)	(19)	SF	5.60%	10.80%	11/24/2021	11/24/2026	809	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	5.85%	11.05%	10/21/2022	10/20/2028	4,925	4,833	4,925	0.3%
Calienger Holdings, L.L.C. (Delayed Draw)	(19)(20)	SF	5.85%	11.05%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	5.85%	11.05%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	10.20%	10/11/2022	7/1/2027	38,244	37,779	38,244	2.0%
Destination Media, Inc.	(8)(10)	SF	6.75%	12.01%	6/21/2023	6/21/2028	6,419	6,228	6,547	0.3%
Destination Media, Inc. (Delayed Draw)	(19)(20)	SF	6.65%	11.25%	6/21/2023	6/21/2028	3,250	1,021	1,042	0.1%
Destination Media, Inc. (Revolver)	(19)	SF	6.65%	11.25%	6/21/2023	6/21/2028	670	134	134	0.0%
EverService Midco, LLC	(6)(8)(10)	SF	5.25%	10.45%	8/28/2024	6/28/2030	55,000	53,926	54,863	2.9%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	10.45%	6/28/2024	6/28/2030	8,919	—	—	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.00%	11.85%	12/30/2022	12/29/2028	13,790	13,465	13,562	0.7%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.00%	11.85%	12/30/2022	12/30/2027	1,207	318	318	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	5.85%	11.18%	12/9/2022	12/9/2028	11,820	11,591	11,820	0.6%
Really Great Reading Company, Inc. (Delayed Draw)	(19)(20)	SF	5.85%	11.18%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	5.85%	11.18%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC		SF	6.35%	11.47%	9/9/2024	12/31/2026	1,115	1,096	1,114	0.1%
Relevate Health Group, LLC	(7)(9)	SF	6.35%	11.55%	11/20/2020	11/20/2025	1,930	1,920	1,929	0.1%
Relevate Health Group, LLC	(8)(9)	SF	6.35%	11.55%	3/28/2022	11/20/2025	5,145	5,108	5,142	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Relevate Health Group, LLC	(8)	SF	6.35%	11.55%	11/20/2020	11/20/2025	863	$863	$863	0.1%
Relevate Health Group, LLC (Revolver)	(19)	SF	6.35%	11.46%	11/20/2020	11/20/2025	789	316	316	0.0%
Spherix Global Inc.	(7)	SF	6.36%	11.57%	12/22/2021	12/22/2026	3,180	3,151	2,766	0.2%
Spherix Global Inc. (Revolver)	(19)	SF	6.36%	11.57%	12/22/2021	12/22/2026	500	—	—	0.0%
Touchmath Acquisition LLC	(11)	SF	5.75%	10.95%	2/28/2024	2/28/2030	9,975	9,790	10,139	0.5%
Touchmath Acquisition LLC (Revolver)	(19)	SF	5.75%	10.95%	2/28/2024	2/28/2030	1,429	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.11%	10.96%	1/28/2020	1/28/2025	5,587	5,576	5,587	0.3%
XanEdu Publishing, Inc.	(8)	SF	6.11%	10.96%	8/31/2022	1/28/2025	2,221	2,212	2,221	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	6.11%	10.96%	1/28/2020	1/28/2025	977	—	—	0.0%
							201,647	174,755	177,113	9.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	13.38% PIK	2/15/2024	1/31/2028	228	228	414	0.0%
							228	228	414	0.0%
Media: Diversified & Production
Bonterra LLC	(7)(9)	SF	7.00%	11.60%	9/8/2021	9/8/2027	19,042	18,886	18,875	1.0%
Bonterra LLC		SF	7.75%	13.08% PIK	9/28/2023	9/8/2027	2,976	2,945	3,006	0.2%
Bonterra LLC (Revolver)	(19)	SF	7.00%	11.60%	9/8/2021	9/8/2027	1,814	1,052	1,043	0.1%
Chess.com, LLC	(7)(8)	SF	6.60%	11.20%	12/31/2021	12/31/2027	12,675	12,518	12,548	0.7%
Chess.com, LLC (Revolver)	(19)	SF	6.60%	11.20%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	6.25% Cash/ 6.75% PIK	2/28/2019	11/28/2025	1,012	1,012	1,010	0.1%
Crownpeak Technology, Inc.	(7)	SF	7.75%	6.25% Cash/ 6.75% PIK	2/28/2019	11/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	6.22% Cash/ 6.75% PIK	9/27/2022	11/28/2025	317	315	316	0.0%
Crownpeak Technology, Inc.	(9)	SF	7.75%	6.25% Cash/ 6.75% PIK	9/27/2022	11/28/2025	843	843	841	0.0%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	12.00%	2/28/2019	11/28/2025	125	125	125	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.26%	10.38%	7/15/2024	7/15/2028	558	508	560	0.0%
Sports Operating Holdings II, LLC	(6)	SF	5.85%	10.70%	11/3/2022	11/3/2027	4,900	4,817	4,900	0.3%
Sports Operating Holdings II, LLC (Delayed Draw)	(19)(20)	SF	5.85%	10.70%	11/3/2022	11/3/2027	3,989	1,939	1,939	0.1%
Sports Operating Holdings II, LLC (Revolver)	(19)	SF	5.85%	10.70%	11/3/2022	11/3/2027	865	—	—	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	10.64%	3/26/2024	7/10/2026	14,346	14,211	13,970	0.7%
Streamland Media MidCo LLC		SF	7.01%	11.65%	9/27/2024	12/31/2024	264	264	359	0.0%
							65,154	59,450	59,507	3.2%
Services: Business
Aperture Companies, LLC	(9)	SF	6.10%	11.30%	7/31/2024	12/31/2026	3,956	3,882	3,963	0.2%
Aperture Companies, LLC	(7)(8)	SF	6.10%	11.30%	12/31/2021	12/31/2026	14,625	14,476	14,651	0.8%
Aperture Companies, LLC	(7)	SF	6.10%	11.30%	12/31/2021	12/31/2026	4,250	4,250	4,250	0.2%
Aperture Companies, LLC		SF	6.10%	11.30%	6/28/2024	12/31/2026	1,945	1,909	1,948	0.1%
Aperture Companies, LLC (Revolver)	(19)	SF	6.10%	11.30%	12/31/2021	12/31/2026	1,347	—	—	0.0%
Aras Corporation	(6)(9)	SF	5.50%	10.10%	4/13/2021	4/13/2029	5,313	5,273	5,367	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Aras Corporation (Revolver)	(19)	SF	5.50%	10.10%	4/13/2021	4/13/2029	726	$169	$169	0.0%
ASG III, LLC	(6)(11)	SF	6.50%	11.75%	10/31/2023	10/31/2029	20,000	19,554	20,200	1.1%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.50%	11.62%	8/30/2024	10/31/2029	18,235	—	—	0.0%
ASG III, LLC		SF	6.50%	11.62%	10/31/2023	10/31/2029	8,421	8,421	8,505	0.5%
ASG III, LLC (Revolver)	(19)	SF	6.50%	11.62%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC	(6)(9)(11)	SF	6.00%	10.85%	12/27/2023	12/27/2029	16,000	15,707	15,971	0.8%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.85%	12/27/2023	12/27/2029	4,800	—	—	0.0%
Bloomerang, LLC (Revolver)	(19)	SF	6.00%	10.85%	12/27/2023	12/27/2029	3,200	—	—	0.0%
Cdata Software, Inc.	(9)(11)	SF	5.75%	10.35%	7/18/2024	7/18/2030	45,950	45,156	45,146	2.4%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.35%	7/18/2024	7/18/2030	4,255	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.35%	7/18/2024	7/18/2030	5,956	1,071	1,071	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	5.75%	10.35%	7/18/2024	7/18/2030	5,106	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.50%	11.76%	9/15/2023	9/14/2029	36,000	35,210	36,324	1.9%
Cosmos Bidco, Inc.		SF	6.50%	11.76%	9/15/2023	9/14/2029	6,750	6,750	6,811	0.4%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	11.76%	5/17/2024	9/14/2029	12,000	1,714	1,730	0.1%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.50%	11.76%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	6.50%	11.56%	8/29/2023	8/29/2029	20,000	19,561	20,400	1.1%
E-Discovery Acquireco, LLC	(6)	SF	5.75%	10.81%	5/3/2024	8/29/2029	3,273	3,241	3,273	0.2%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	6.50%	11.56%	8/29/2023	8/29/2029	1,818	—	—	0.0%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	7.10%	11.70%	9/21/2021	9/21/2027	16,535	16,355	16,535	0.9%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	7.10%	11.70%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	7.10%	11.70%	3/28/2024	9/21/2027	2,718	1,515	1,515	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	7.10%	11.70%	5/4/2023	9/21/2027	2,063	2,063	2,063	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(36)	SF	7.10%	11.70%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	5.60%	10.45%	12/8/2022	12/8/2027	12,664	12,421	12,664	0.7%
Edustaff, LLC (Revolver)	(19)	SF	5.60%	10.45%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Huckabee Acquisition, LLC	(6)(8)(10)	SF	5.75%	10.35%	1/16/2024	1/16/2030	29,850	29,295	30,149	1.6%
Huckabee Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.35%	1/16/2024	1/16/2030	6,522	—	—	0.0%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.75%	10.35%	1/16/2024	1/16/2030	3,913	—	—	0.0%
HS4 Acquisitionco, Inc.	(7)	SF	5.85%	10.70%	7/9/2019	7/9/2025	3,870	3,856	3,870	0.2%
HS4 Acquisitionco, Inc.	(7)	SF	5.85%	10.70%	10/6/2021	7/9/2025	4,204	4,204	4,204	0.2%
HS4 Acquisitionco, Inc. (Revolver)	(19)	SF	5.85%	10.70%	7/9/2019	7/9/2025	325	228	228	0.0%
iCIMS, Inc.	(7)	SF	6.25%	11.17%	10/24/2022	8/18/2028	8,000	7,895	8,000	0.4%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.75%	10.35%	12/27/2023	12/27/2029	14,925	14,651	14,918	0.8%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.81%	12/27/2023	12/27/2029	8,297	4,859	4,857	0.3%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.75%	10.35%	12/27/2023	12/27/2029	3,125	—	—	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	11.98%	12/9/2022	12/11/2028	2,955	2,910	2,917	0.2%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	11.98%	12/9/2022	12/11/2028	948	948	936	0.0%
Kingsley Gate Partners, LLC		SF	6.65%	11.98%	12/9/2022	12/11/2028	1,372	1,372	1,354	0.1%
Kingsley Gate Partners, LLC (Revolver)	(19)	SF	6.60%	11.80%	12/9/2022	12/11/2028	1,200	600	592	0.0%
Milrose Consultants, LLC	(6)(8)(10)	SF	7.15%	12.21%	8/31/2023	8/31/2028	44,550	43,536	44,907	2.4%
Milrose Consultants, LLC (Revolver)	(19)	SF	7.15%	12.21%	8/31/2023	8/31/2028	2,308	—	—	0.0%
Moonraker Acquisitionco LLC	(6)	SF	6.00%	10.85%	9/30/2022	8/4/2028	6,878	6,780	6,878	0.4%
Moonraker Acquisitionco LLC (Revolver)	(19)	SF	6.00%	10.85%	9/30/2022	8/4/2028	933	280	280	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	10.96%	11/15/2023	11/30/2027	13,236	13,022	13,296	0.7%
NFM & J, L.P. (Delayed Draw)	(19)(20)	SF	5.85%	10.59%	11/15/2023	11/30/2027	7,414	245	245	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	12.75%	11/15/2023	11/30/2027	5,273	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Northeast Contracting Company, LLC		SF	6.26%	11.36%	8/16/2024	8/16/2029	7,500	$7,353	$7,350	0.4%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.26%	11.36%	8/16/2024	8/16/2029	1,591	—	—	0.0%
Onix Networking Corp.	(6)(8)	SF	5.50%	10.35%	10/2/2023	10/2/2029	14,888	14,620	14,888	0.8%
Onix Networking Corp. (Revolver)	(19)	SF	5.50%	10.35%	10/2/2023	10/2/2029	5,000	—	—	0.0%
Parkhub, Inc.	(6)	SF	6.25%	11.58%	4/9/2024	4/9/2030	16,369	16,059	16,451	0.9%
Parkhub, Inc.	(12)(23)	SF	6.50%	11.83%	4/9/2024	4/9/2030	36,113	33,584	36,293	1.9%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	11.58%	4/9/2024	4/9/2030	16,833	—	—	0.0%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	11.58%	4/9/2024	4/9/2030	1,762	—	—	0.0%
Parkhub, Inc. (Delayed Draw)	(12)(19)(20)(23)	SF	6.25%	11.58%	4/9/2024	4/9/2030	3,544	—	—	0.0%
Parkhub, Inc. (Revolver)	(19)	SF	6.25%	11.58%	4/9/2024	4/9/2030	6,733	—	—	0.0%
PC Pest Buyer, LLC	(6)(8)	SF	4.75%	10.09%	6/20/2024	6/20/2030	14,000	13,762	13,944	0.7%
PC Pest Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.85%	6/20/2024	6/20/2030	42,000	2,408	2,398	0.1%
PC Pest Buyer, LLC (Revolver)	(19)	SF	4.75%	9.85%	6/20/2024	6/20/2030	8,400	—	—	0.0%
Project Accelerate Parent, LLC		SF	5.25%	10.54%	2/22/2024	2/22/2031	11,845	11,737	11,845	0.6%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	10.54%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC		SF	8.35%	8.55% Cash/ 5.00% PIK	12/8/2022	12/8/2027	7,896	7,732	6,898	0.4%
Prototek LLC (Revolver)	(19)	SF	8.35%	8.55% Cash/ 5.00% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Rampart Exterior Services Buyer, Inc.		SF	5.50%	10.35%	8/6/2024	8/6/2030	7,500	7,352	7,350	0.4%
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	10.35%	8/6/2024	8/6/2030	7,143	—	—	0.0%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.50%	10.35%	8/6/2024	8/6/2030	2,679	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.70%	6/17/2024	9/30/2027	43,877	43,877	43,877	2.3%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.70%	6/17/2024	9/30/2027	13,622	13,622	13,622	0.7%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.70%	6/17/2024	9/30/2027	13,458	13,458	13,458	0.7%
Signal 88, LLC	(6)	SF	6.50%	11.70%	6/3/2024	6/3/2029	23,500	23,164	23,500	1.3%
Sunstates Security, LLC		SF	5.00%	9.85%	8/9/2024	8/9/2030	20,000	19,703	19,700	1.0%
Sunstates Security, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.85%	8/9/2024	8/9/2030	13,333	—	—	0.0%
Teneo Holdings LLC	(11)	SF	4.75%	10.09%	3/8/2024	3/13/2031	6,965	6,897	7,006	0.4%
Thryv, Inc.	(12)	SF	6.75%	11.60%	5/15/2024	5/1/2029	8,500	8,419	8,635	0.5%
TIC Bidco Limited	(12)(23)(40)	SN	5.00%	9.95%	6/12/2024	6/14/2031	15,301	14,407	15,292	0.8%
Valkyrie Buyer, LLC	(6)	SF	5.25%	10.37%	5/6/2024	5/6/2031	18,095	17,832	18,041	1.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	10.45%	5/6/2024	5/6/2031	2,316	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	10.45%	5/6/2024	5/6/2031	3,088	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	10.45%	5/6/2024	5/6/2031	7,526	1,092	1,089	0.1%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	5.25%	10.45%	5/6/2024	5/6/2030	3,509	—	—	0.0%
Vhagar Purchaser, LLC	(9)	SF	6.00%	11.33%	6/9/2023	6/11/2029	10,000	9,751	10,000	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	11.33%	6/9/2023	6/11/2029	2,222	500	500	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	6.00%	11.33%	6/9/2023	6/11/2029	1,111	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	6.50%	11.62%	8/14/2023	8/14/2029	16,500	16,068	16,649	0.9%
WPEngine, Inc. (Revolver)	(19)	SF	6.50%	11.62%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							902,924	658,067	670,264	35.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
AMS Parent, LLC		SF	4.86%	9.71%	4/8/2024	10/25/2028	9,716	$9,586	$9,574	0.5%
Clydesdale Holdings, LLC	(6)	SF	6.40%	11.00%	12/28/2023	6/23/2028	4,963	4,854	4,992	0.3%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	11.00%	7/19/2023	6/23/2028	4,950	4,848	4,980	0.3%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.65%	10.25%	6/24/2022	6/23/2028	14,700	14,495	14,560	0.8%
Clydesdale Holdings, LLC	(11)	SF	5.65%	10.25%	6/24/2022	6/23/2028	20,906	20,906	20,707	1.1%
Clydesdale Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.65%	10.25%	6/20/2024	6/23/2028	8,329	1,796	1,779	0.1%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.65%	10.25%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Denali Midco 2, LLC	(10)	SF	6.60%	11.45%	9/13/2022	12/22/2027	12,250	11,996	12,250	0.6%
Denali Midco 2, LLC		SF	6.60%	11.45%	9/13/2022	12/22/2027	12,361	12,361	12,361	0.7%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	11.82%	11/8/2023	11/8/2028	12,729	12,455	12,682	0.7%
Expedited Travel, LLC (Revolver)	(19)	SF	6.61%	11.82%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC		SF	6.76%	12.09%	7/14/2022	7/14/2028	9,985	9,944	9,985	0.5%
Express Wash Acquisition Company, LLC		SF	6.76%	12.09%	7/14/2022	7/14/2028	2,122	2,122	2,122	0.1%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.76%	12.09%	7/14/2022	7/14/2028	536	295	295	0.0%
Light Wave Dental Management, LLC		SF	7.00%	11.60%	7/16/2024	6/30/2029	533	518	533	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	7.00%	11.60%	6/30/2023	6/30/2029	27,156	26,450	27,129	1.4%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	7.00%	11.60%	6/30/2023	6/30/2029	5,228	4,088	4,084	0.2%
Mammoth Holdings, LLC	(10)(11)	SF	5.75%	10.35%	11/15/2023	11/15/2030	21,655	21,259	21,806	1.2%
Mammoth Holdings, LLC		SF	5.75%	10.41%	11/15/2023	11/15/2030	5,442	5,442	5,480	0.3%
Mammoth Holdings, LLC (Revolver)	(19)	SF	5.75%	10.35%	11/15/2023	11/15/2029	2,727	—	—	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	11.35%	12/27/2023	12/27/2028	10,421	10,355	10,468	0.5%
The Black Tux, LLC (Delayed Draw)	(19)(20)	SF	6.50%	11.35%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	11.35%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Hertz Corporation	(12)	SF	3.86%	9.20%	12/12/2023	6/30/2028	8,307	8,140	7,452	0.4%
The Hertz Corporation	(12)	SF	3.61%	8.46%	6/21/2024	6/30/2028	1,618	1,586	1,452	0.1%
Ultra Clean Holdco LLC		SF	5.00%	10.33%	7/16/2024	7/1/2030	21,000	20,638	20,633	1.1%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	10.10%	7/16/2024	7/1/2030	7,500	1,500	1,500	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.00%	10.10%	7/16/2024	7/1/2030	3,000	—	—	0.0%
							238,045	205,634	206,824	11.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(6)(19)(20)	P	12.00%	18.00% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	$2,602	$2,727	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)	P	12.00%	18.00% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	251	251	0.0%
Calabrio, Inc.	(7)	SF	5.50%	10.56%	12/19/2023	4/16/2027	1,170	1,170	1,175	0.1%
Calabrio, Inc.	(7)	SF	5.50%	10.56%	4/16/2021	4/16/2027	7,980	7,879	7,980	0.4%
Calabrio, Inc. (Revolver)	(19)	SF	5.50%	10.56%	4/16/2021	4/16/2027	963	—	—	0.0%
DataOnline Corp.	(7)(8)(9)(10)(11)	SF	5.40%	10.46%	11/13/2019	11/13/2025	34,766	34,700	34,766	1.9%
DataOnline Corp. (Revolver)	(19)	SF	5.40%	10.00%	11/13/2019	11/13/2025	3,701	555	555	0.0%
EOS Finco S.A.R.L.	(8)(12)(38)	SF	6.00%	11.26%	8/3/2022	8/20/2027	7,125	7,035	5,817	0.3%
MB Purchaser, LLC	(8)(10)	SF	4.75%	9.92%	1/3/2024	1/3/2030	14,925	14,656	14,962	0.8%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.70%	1/3/2024	1/3/2030	12,469	3,219	3,227	0.2%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	9.70%	1/3/2024	1/3/2030	2,500	—	—	0.0%
Patagonia Holdco LLC	(6)(12)	SF	5.75%	10.85%	8/5/2022	8/1/2029	14,700	12,611	13,706	0.7%
Sandvine Corporation	(6)(21)	n/a	n/a	2.00%	3/8/2021	6/28/2027	1,144	1,139	211	0.0%
							105,197	85,817	85,377	4.5%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	(6)	SF	4.85%	9.97%	5/26/2023	4/26/2028	6,235	6,028	6,252	0.3%
Complete Innovations Inc.	(6)(12)(22)(36)	CA	6.30%	10.58%	12/16/2020	12/16/2025	8,052	8,488	8,052	0.4%
Complete Innovations Inc.	(6)(12)(22)(36)	CA	6.30%	10.58%	12/16/2020	12/16/2025	1,021	1,090	1,021	0.1%
Dusk Acquisition II Corporation		SF	6.00%	10.60%	7/12/2024	7/12/2029	27,720	27,184	27,166	1.4%
Epika Fleet Services, Inc.	(6)(8)	SF	5.75%	10.60%	3/18/2024	3/18/2029	16,915	16,600	17,079	0.9%
Epika Fleet Services, Inc.	(11)	SF	5.75%	10.60%	3/18/2024	3/18/2029	9,759	9,667	9,853	0.5%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.60%	3/18/2024	3/18/2029	4,897	2,249	2,271	0.1%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	5.75%	10.60%	3/18/2024	3/18/2029	3,696	370	370	0.0%
Fiasco Enterprises, LLC		SF	6.61%	11.82%	5/6/2022	5/6/2027	6,860	6,788	6,716	0.4%
Fiasco Enterprises, LLC	(6)	SF	6.61%	11.82%	12/15/2022	5/6/2027	8,274	8,110	8,100	0.4%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.61%	11.82%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	6.25%	10.85%	11/1/2022	11/1/2028	16,790	16,407	16,790	0.9%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	11.56%	11/1/2022	11/1/2028	5,678	1,683	1,683	0.1%
Randys Holdings, Inc. (Revolver)	(19)	SF	6.25%	10.85%	11/1/2022	11/1/2028	2,273	526	526	0.0%
RS Acquisition, LLC	(7)	SF	8.10%	11.30% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,900	10,792	10,172	0.5%
RS Acquisition, LLC	(9)	SF	8.10%	11.30% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,072	10,072	9,399	0.5%
RS Acquisition, LLC (Revolver)	(19)	SF	8.10%	11.30% Cash/ 2.00% PIK	12/13/2021	12/14/2026	1,280	900	840	0.0%
							142,172	126,954	126,290	6.5%
Utilities: Electric
Central Moloney, LLC	(11)	SF	6.75%	11.35%	2/9/2024	10/20/2028	15,648	15,298	15,961	0.8%
Central Moloney, LLC	(6)(8)(10)(11)	SF	6.75%	11.35%	12/19/2023	10/20/2028	31,098	30,511	31,408	1.7%
							46,746	45,809	47,369	2.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wholesale
IF & P Holdings Company, LLC	(6)(8)	SF	5.63%	10.99%	10/6/2022	10/3/2028	23,449	$23,017	$23,449	1.2%
IF & P Holdings Company, LLC	(6)	SF	6.00%	11.36%	5/25/2023	10/3/2028	6,583	6,415	6,583	0.4%
IF & P Holdings Company, LLC		SF	5.25%	10.48%	7/30/2024	10/3/2028	1,109	1,093	1,112	0.1%
IF & P Holdings Company, LLC (Delayed Draw)	(19)(20)	SF	5.63%	10.86%	7/30/2024	10/3/2028	959	—	—	0.0%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.63%	10.86%	10/6/2022	10/3/2028	5,296	971	971	0.1%
S&S Holdings LLC	(6)	SF	5.10%	10.06%	3/10/2021	3/10/2028	2,895	2,844	2,887	0.2%
							40,291	34,340	35,002	2.0%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							3,765,321	3,091,768	3,114,470	165.7%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(19)(26)	SF	12.00%	16.86%	11/3/2023	11/3/2026	1,000	717	717	0.0%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	(19)(27)	SF	10.00%	12.85% Cash/ 2.00% PIK	12/8/2023	12/8/2026	336	202	202	0.0%
							1,336	919	919	0.0%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd.	(12)(37)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	26,910	26,910	27,252	1.5%
							26,910	26,910	27,252	1.5%
Consumer Goods: Durable
Jumpstart Holdco, Inc.	(6)	SF	5.65%	10.93%	4/19/2022	4/19/2028	23,030	22,731	21,224	1.1%
							23,030	22,731	21,224	1.1%
Healthcare & Pharmaceuticals
Evolve Biologics Inc.	(12)	SF	16.00%	10.60% Cash/ 10.60% PIK	12/20/2022	12/18/2026	18,270	18,030	20,417	1.1%
							18,270	18,030	20,417	1.1%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	10.32%	12/3/2021	12/3/2026	9,203	9,125	9,203	0.5%
New Engen, Inc.	(7)(8)	SF	5.11%	10.32%	12/27/2021	12/3/2026	7,772	7,772	7,772	0.4%
New Engen, Inc.	(9)	SF	5.11%	10.20%	9/17/2024	12/3/2026	2,346	2,305	2,393	0.1%
							19,321	19,202	19,368	1.0%
Media: Diversified & Production
Park County Holdings, LLC		SF	6.75%	11.60%	11/29/2023	11/29/2029	45,000	44,407	45,000	2.4%
							45,000	44,407	45,000	2.4%
Services: Business
ASG II, LLC	(6)	SF	6.40%	11.65%	5/25/2022	5/25/2028	15,000	14,791	14,981	0.8%
ASG II, LLC		SF	6.40%	11.65%	5/25/2022	5/25/2028	2,250	2,250	2,247	0.1%
Onit, Inc.	(6)	SF	7.40%	12.01%	12/20/2021	5/2/2025	16,800	16,732	16,800	0.9%
							34,050	33,773	34,028	1.8%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							167,917	165,972	168,208	8.9%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.60% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,765	1,763	1,304	0.1%
							1,765	1,763	1,304	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Automotive
First Brands Group, LLC	(8)(11)	SF	8.76%	14.01%	12/11/2023	3/30/2028	14,436	$13,976	$13,750	0.7%
							14,436	13,976	13,750	0.7%
Banking
MoneyLion, Inc.	(12)	SF	7.26%	12.51%	3/25/2022	3/24/2026	17,411	17,313	17,432	0.9%
							17,411	17,313	17,432	0.9%
Chemicals, Plastics & Rubber
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.)	(12)(39)	SF	4.50%	9.70%	4/4/2023	2/1/2027	517	508	488	0.0%
Loparex Midco B.V. (fka PHM Netherlands Midco B.V.)	(12)(39)	SF	4.50%	9.70%	4/4/2023	2/1/2027	221	217	149	0.0%
							738	725	637	0.0%
Construction & Building
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	8.74%	13.59%	7/17/2024	2/9/2028	20,500	—	—	0.0%
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	8.74%	13.59%	7/17/2024	2/9/2028	20,500	—	—	0.0%
Jesse Studio Mezz, LLC (Delayed Draw)	(12)(19)(20)	SF	9.00%	14.20%	6/7/2024	6/7/2027	41,930	34,097	34,558	1.9%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	6.25%	11.37%	12/21/2023	1/15/2027	37,349	27,184	27,814	1.5%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	11.25%	16.37% PIK	12/21/2023	1/15/2027	13,062	3,424	3,468	0.2%
							133,341	64,705	65,840	3.6%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.26%	15.54% PIK	6/18/2024	6/18/2029	1,763	1,763	1,560	0.1%
							1,763	1,763	1,560	0.1%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	8.26%	6.71% Cash/ 6.50% PIK	4/26/2019	3/12/2029	1,892	1,823	1,490	0.1%
Avison Young (USA) Inc.	(12)(21)(36)	SF	8.26%	6.71% Cash/ 6.50% PIK	4/26/2019	3/12/2029	647	623	377	0.0%
Florida East Coast Industries, LLC	(12)	n/a	n/a	18.00% PIK	8/9/2021	10/11/2024	1,797	1,797	1,797	0.1%
KT Naples UB LLC (Delayed Draw)	(12)(19)(20)	SF	12.00%	17.00%	4/8/2024	4/8/2026	14,250	7,861	7,950	0.4%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/26/2024	10/1/2026	450	450	450	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	10/1/2026	9,944	9,944	9,932	0.5%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	10/1/2026	1,720	1,720	1,718	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	10/1/2026	3,086	3,086	3,083	0.2%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/8/2024	10/1/2026	2,116	2,116	2,113	0.1%
							35,902	29,420	28,910	1.5%
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	5.26%	8.88% Cash/ 1.50% PIK	5/30/2024	1/31/2029	9,304	8,732	9,141	0.5%
Sound Inpatient Physicians, Inc.	(6)(21)	SF	5.26%	8.37% Cash/ 1.50% PIK	10/12/2022	6/28/2028	2,410	2,149	2,169	0.1%
							11,714	10,881	11,310	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	$968	$—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2029	430	401	457	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2029	440	401	468	0.0%
							1,858	1,770	925	0.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)(28)	n/a	n/a	n/a	5/2/2019	n/a	477	477	—	0.0%
Vice Acquisition Holdco, LLC	(16)(28)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(16)(28)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(16)(28)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	13.51% PIK	7/31/2023	1/31/2028	503	503	386	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	13.51% PIK	7/31/2023	1/31/2028	152	152	117	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	13.51% PIK	9/8/2023	1/31/2028	265	265	203	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	13.51% PIK	7/31/2023	1/31/2028	396	396	—	0.0%
							2,092	2,092	706	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	10.88%	7/15/2024	10/15/2028	3,638	3,668	3,377	0.2%
Streamland Media MidCo LLC		SF	9.26%	12.26% Cash/ 2.25% PIK	8/26/2019	12/31/2024	1,859	1,859	1,521	0.1%
Streamland Media MidCo LLC		SF	9.26%	12.26% Cash/ 2.25% PIK	3/7/2022	12/31/2024	504	502	412	0.0%
							6,001	6,029	5,310	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							227,021	150,437	147,684	7.8%

Equity Securities (14)(15)
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(16)(17)	—	—	—	8/2/2021	—	—	159	113	0.0%
								159	113	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(12)(16)(17)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(12)(16)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)	(16)	—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)	(16)	—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)	(16)	—	—	—	3/17/2023	—	—	8	—	0.0%
								189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(16)(17)	—	—	—	8/11/2022	—	—	650	—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(16)(17)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(16)(17)	—	—	—	12/20/2023	—	—	67	—	0.0%
								763	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
MEI Buyer LLC (2,275 units)	(16)	—	—	—	6/29/2023	—	—	$2,275	$3,189	0.2%
								2,275	3,189	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)	(16)	—	—	—	8/3/2021	—	—	169	57	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)	(16)	—	—	—	4/19/2022	—	—	1,566	699	0.0%
								1,735	756	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (2,162,506 units)	(16)	—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (31,764 shares of common stock)	(16)	—	—	—	6/18/2024	—	—	3,192	1,461	0.1%
								3,192	1,461	0.1%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(16)(29)	—	—	—	3/4/2024	—	—	133	126	0.0%
								133	126	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(16)	—	—	—	10/19/2020	3/17/2028	—	67	304	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(16)	—	—	—	10/19/2021	3/17/2028	—	—	213	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(16)(17)	—	—	—	3/25/2022	—	—	—	139	0.0%
Volt Bidco, Inc. (878 shares of common stock)	(16)	—	—	—	8/11/2021	—	—	892	1,091	0.1%
								1,599	2,387	0.1%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(16)(17)	—	—	—	6/12/2023	—	—	1,600	1,562	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(12)(16)(17)	—	—	—	12/24/2020	—	—	—	45	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(16)(17)(30)	—	—	—	4/29/2022	—	—	443	443	0.0%
								2,043	2,050	0.1%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(36)	n/a	n/a	12.50% PIK	9/1/2022	—	—	2,036	686	0.1%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(16)(36)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(16)(17)	—	—	—	9/9/2019	—	—	420	526	0.0%
Lessen LLC (128,737 preferred units)	(16)	—	—	—	1/5/2023	—	—	1,667	1,414	0.1%
Residential Homes for Rent LLC (446,794 Series A preferred units)	(12)(16)(17)	—	—	—	3/5/2024	—	—	1,950	1,329	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.2% of the equity)	(12)(16)(17)	—	—	—	3/5/2024	3/5/2034	—	—	621	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(12)(16)(17)	—	—	—	7/2/2021	—	—	3	4,273	0.2%
								7,310	8,849	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$726	$677	0.1%
Bluesight, Inc. (311 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	311	308	0.0%
Bluesight, Inc. (166,310 Class B common units)	(16)	—	—	—	7/17/2023	—	—	—	—	0.0%
Caravel Autism Health, LLC (3,600 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	—	—	3,600	3,455	0.2%
Caravel Autism Health, LLC (4,011 Class B units)	(16)(17)	—	—	—	6/11/2024	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)	(16)	—	—	—	6/30/2021	—	—	578	425	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)	(16)	—	—	—	6/30/2021	—	—	—	—	0.0%
Evolve Biologics Inc. (0.1% of equity commitments)	(12)(16)	—	—	—	12/20/2022	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)(16)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)(16)	—	—	—	1/18/2024	1/18/2034	—	—	315	0.0%
Forest Buyer, LLC (906 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	—	—	906	841	0.1%
Forest Buyer, LLC (906 Class B units)	(16)(17)	—	—	—	3/15/2024	—	—	—	624	0.0%
KL Moon Acquisition, LLC (0.3% of the equity)	(16)	—	—	—	1/31/2023	—	—	1,006	376	0.0%
NationsBenefits, LLC (369,827 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,577	0.3%
NationsBenefits, LLC (326,667 common units)	(16)(17)	—	—	—	8/20/2021	—	—	468	2,818	0.2%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)	(16)	—	—	—	10/4/2022	—	—	1,366	361	0.0%
Seran BioScience, LLC (26,666 common units)	(16)	—	—	—	7/30/2024	—	—	267	676	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)	(16)	—	—	—	12/29/2023	12/29/2033	—	—	180	0.0%
Xpress Wellness, LLC (18,310 Series A units)	(16)	—	—	—	5/8/2024	—	—	18,310	18,662	1.0%
								30,036	35,295	1.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (157,895 Class A common units)	(16)	—	—	—	3/16/2021	—	—	$10,982	$1,442	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (294,118 Class B common units)	(16)	—	—	—	1/2/2024	—	—	—	2,687	0.2%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (157,895 Class A common units)	(16)	—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (294,118 Class B common units)	(16)	—	—	—	1/2/2024	—	—	—	—	0.0%
Douglas Holdings, Inc. (573,847 Class A common units)	(16)	—	—	—	8/27/2024	—	—	574	574	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	(16)	—	—	—	9/1/2022	—	—	652	768	0.1%
Optomi, LLC (278 Class A units)	(16)(17)	—	—	—	12/16/2021	—	—	278	498	0.0%
Recorded Future, Inc. (40,243 Class A units)	(16)(31)	—	—	—	7/3/2019	—	—	40	98	0.0%
Reorganized Mobileum AcquisitionCo, LLC (fka Matrix Parent, Inc.) (37,185 shares of common stock)	(6)(16)	—	—	—	9/12/2024	—	—	1,877	462	0.0%
SoundHound AI, Inc. (392,523 shares of common stock)	(12)(16)(24)(29)	—	—	—	8/7/2024	—	—	2,100	1,829	0.1%
Sparq Holdings, Inc. (600,000 common units)	(16)	—	—	—	6/15/2023	—	—	600	678	0.0%
Unanet, Inc. (1,621,053 shares of common stock)	(16)	—	—	—	12/5/2022	—	—	1,622	2,594	0.1%
ZI Intermediate II, Inc. (3,790 shares of common stock)	(16)	—	—	—	5/13/2024	—	—	3,790	3,794	0.2%
								22,515	15,424	0.8%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(16)(17)	—	—	—	12/31/2020	—	—	95	107	0.0%
								95	107	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	894	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(16)(17)	—	—	—	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	493	0.0%
New Engen, Inc. (5,067 Class B common units)	(16)	—	—	—	12/27/2021	—	—	5	1	0.0%
Really Great Reading Company, Inc. (369 Series A units)	(16)	—	—	—	12/9/2022	—	—	369	302	0.0%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	61	0.0%
Relevate Health Group, LLC (96 Class B common units)	(16)	—	—	—	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (42 Class A-2 units)	(16)	—	—	—	6/10/2024	—	—	42	13	0.0%
Spherix Global Inc. (333 Class A units)	(16)	—	—	—	12/22/2021	—	—	333	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	342	0.0%
								2,280	2,674	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)	(16)	—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Chess.com, LLC (5 Class A units)	(16)(17)	—	—	—	12/31/2021	—	—	$189	$92	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)(16)	—	—	—	7/15/2024	—	—	1,525	885	0.1%
								1,714	977	0.1%
Services: Business
Argano, LLC (62,574 common units)	(16)(17)	—	—	—	6/10/2021	—	—	317	568	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	(16)	—	—	—	9/15/2023	—	—	2,250	2,422	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares)	(12)(16)(36)	—	—	—	9/21/2021	—	—	723	722	0.0%
Edustaff, LLC (591 shares of common stock)	(16)(17)	—	—	—	12/8/2022	—	—	591	1,011	0.1%
Northeast Contracting Company, LLC (5,364,700 Class A-2 units)	(16)(17)	—	—	—	8/16/2024	—	—	5,365	5,257	0.3%
Onix Networking Corp. (2,000,000 shares of common stock)	(16)	—	—	—	10/2/2023	—	—	2,000	1,709	0.1%
Parkhub, Inc. (1,049,936 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,500	1,501	0.1%
Rampart Exterior Services Buyer, Inc. (2,206 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	2,206	2,206	0.1%
Respida Software Equity CI LP (5,000,000 Series B Preferred Units)	(16)(17)	—	—	—	4/9/2024	—	—	4,850	5,014	0.3%
Skillsoft Corp. (1,308 Class A shares)	(6)(12)(16)(29)	—	—	—	6/11/2021	—	—	508	20	0.0%
								20,310	20,430	1.1%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(16)(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	24	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(16)(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(16)(17)	—	—	—	11/15/2023	—	—	169	—	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(16)(17)(34)	—	—	—	1/4/2021	—	—	197	215	0.0%
Light Wave Dental Management, LLC (306,152 Class A units)	(16)(17)	—	—	—	6/30/2023	—	—	3,062	3,037	0.2%
								3,463	3,276	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	(16)	—	—	—	6/10/2022	6/10/2032	—	84	73	0.0%
Sandvine Corporation (23,212 Class A units)	(6)(16)	—	—	—	6/28/2024	—	—	—	—	0.0%
Sandvine Corporation (37,522 Class B units)	(6)(16)	—	—	—	6/28/2024	—	—	—	—	0.0%
								84	73	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (44,348 preferred units)	(16)	—	—	—	3/18/2024	—	—	1,109	1,238	0.1%
RS Acquisition, LLC (838,077 common units)	(16)(17)	—	—	—	1/12/2022	—	—	1,439	636	0.0%
								2,548	1,874	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	$6,029	$6,029	0.3%
Central Moloney, LLC (6,029 Class B common units)	(16)	—	—	—	10/20/2023	—	—	996	9,528	0.5%
Central Moloney, LLC (63 Class G units)	(16)	—	—	—	4/4/2024	—	—	—	60	0.0%
								7,025	15,617	0.8%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)	(16)	—	—	—	10/3/2022	—	—	1,566	1,489	0.1%
IF & P Holdings Company, LLC (1,566 Class B common units)	(16)	—	—	—	10/3/2022	—	—	11	—	0.0%
								1,577	1,489	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								113,358	116,167	6.2%
Total Non-Controlled/Non-Affiliate Company Investments								$3,521,535	$3,546,529	188.6%

Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver)	(12)(19)	SF	7.00%	12.34%	8/11/2021	10/31/2024	4,875	$1,836	$1,873	0.1%
							4,875	1,836	1,873	0.1%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	11.57%	4/25/2024	4/25/2029	10,274	10,079	10,344	0.6%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	11.57%	4/25/2024	4/25/2029	1,471	—	—	0.0%
							11,745	10,079	10,344	0.6%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.61%	11.86%	9/21/2022	9/21/2027	3,500	3,448	3,478	0.2%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.61%	11.86%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	13.07%	10/6/2023	10/6/2028	12,407	11,954	12,456	0.7%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	13.07%	10/6/2023	10/6/2028	1,984	992	992	0.0%
							18,259	16,394	16,926	0.9%
Transportation: Cargo
SheerTrans Solutions, LLC		SF	8.11%	8.96% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,234	5,166	5,233	0.3%
SheerTrans Solutions, LLC		SF	8.11%	8.96% Cash/ 4.00% PIK	2/15/2024	7/29/2027	1,494	1,469	1,494	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	8.96% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,501	988	988	0.0%
							8,229	7,623	7,715	0.4%
Total Non-Controlled Affiliate Senior Secured Loans							43,108	35,932	36,858	2.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Junior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC)	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	$1,692	$1,868	0.1%
BTR Opco LLC (fka Born to Run, LLC)	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	59	0.0%
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	(19)(20)(21)	SF	8.76%	13.43% PIK	6/21/2024	12/31/2027	1,463	1,046	1,093	0.1%
							12,715	11,454	3,020	0.2%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,481	0.3%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,388	4,387	4,565	0.2%
							10,238	10,237	10,046	0.5%
Total Non-Controlled Affiliate Junior Secured Loans							22,953	21,691	13,066	0.7%
Equity Securities (15)(18)
Automotive
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	(16)	—	—	—	6/21/2024	—	—	677	—	0.0%
								677	—	0.0%
FIRE: Finance
Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment)	(12)(16)(32)	—	—	—	6/13/2024	—	—	4,803	4,803	0.3%
								4,803	4,803	0.3%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)(16)	—	—	—	8/6/2021	—	—	3,900	4,602	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)(16)	—	—	—	3/1/2022	—	—	2,925	3,452	0.2%
								6,825	8,054	0.4%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (16,676 Class A units)	(16)(17)	—	—	—	4/25/2024	—	—	16,676	17,007	0.9%
								16,676	17,007	0.9%
High Tech Industries
ClearlyRated Capital, LLC (5,500,000 Class A units)	(16)(17)	—	—	—	6/1/2023	—	—	5,500	5,500	0.3%
								5,500	5,500	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(16)(17)	—	—	—	9/21/2022	—	—	3,408	4,533	0.2%
Zodega Landscaping, LLC (124,206 preferred interests)	(16)(33)	—	—	—	10/6/2023	—	—	12,421	12,711	0.7%
								15,829	17,244	0.9%
Transportation: Cargo
SheerTrans Solutions, LLC (12,233,889 preferred interests)	(16)(17)	—	—	—	7/29/2022	—	—	12,234	12,968	0.7%
								12,234	12,968	0.7%
Total Non-Controlled Affiliate Equity Securities								62,544	65,576	3.5%
Total Non-Controlled Affiliate Company Investments								$120,167	$115,500	6.2%

TOTAL INVESTMENTS								$3,641,702	$3,662,029	194.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$312	CAD	423	Bannockburn Global Forex, LLC	10/2/2024	$(1)
Foreign currency forward contract	$97	CAD	134	Bannockburn Global Forex, LLC	10/17/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	11/19/2024	(2)
Foreign currency forward contract	$80	CAD	110	Bannockburn Global Forex, LLC	12/18/2024	(2)
Foreign currency forward contract	$302	CAD	409	Bannockburn Global Forex, LLC	1/2/2025	(1)
Foreign currency forward contract	$96	CAD	133	Bannockburn Global Forex, LLC	1/17/2025	(2)
Foreign currency forward contract	$83	CAD	115	Bannockburn Global Forex, LLC	2/20/2025	(2)
Foreign currency forward contract	$66	CAD	91	Bannockburn Global Forex, LLC	3/19/2025	(1)
Foreign currency forward contract	$10,811	CAD	14,653	Bannockburn Global Forex, LLC	4/2/2025	(23)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	4/17/2025	(2)
Foreign currency forward contract	$73	CAD	101	Bannockburn Global Forex, LLC	5/19/2025	(1)
Foreign currency forward contract	$78	CAD	107	Bannockburn Global Forex, LLC	6/18/2025	(2)
Foreign currency forward contract	$93	CAD	128	Bannockburn Global Forex, LLC	7/17/2025	(2)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	8/19/2025	(1)
Foreign currency forward contract	$75	CAD	103	Bannockburn Global Forex, LLC	9/17/2025	(2)
Foreign currency forward contract	$94	CAD	130	Bannockburn Global Forex, LLC	10/17/2025	(2)
Foreign currency forward contract	$79	CAD	109	Bannockburn Global Forex, LLC	11/19/2025	(1)
Foreign currency forward contract	$8,874	CAD	12,244	Bannockburn Global Forex, LLC	12/18/2025	(178)
Foreign currency forward contract	$376	AUD	572	Bannockburn Global Forex, LLC	10/17/2024	(20)
Foreign currency forward contract	$387	AUD	590	Bannockburn Global Forex, LLC	11/18/2024	(21)
Foreign currency forward contract	$374	AUD	570	Bannockburn Global Forex, LLC	12/17/2024	(21)
Foreign currency forward contract	$372	AUD	568	Bannockburn Global Forex, LLC	1/17/2025	(21)
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	2/18/2025	(21)
Foreign currency forward contract	$331	AUD	506	Bannockburn Global Forex, LLC	3/18/2025	(19)
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	4/16/2025	(22)
Foreign currency forward contract	$353	AUD	542	Bannockburn Global Forex, LLC	5/16/2025	(22)
Foreign currency forward contract	$364	AUD	560	Bannockburn Global Forex, LLC	6/18/2025	(23)
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	7/16/2025	(13)
Foreign currency forward contract	$373	AUD	559	Bannockburn Global Forex, LLC	8/18/2025	(13)
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	9/16/2025	(13)
Foreign currency forward contract	$359	AUD	539	Bannockburn Global Forex, LLC	10/17/2025	(13)
Foreign currency forward contract	$371	AUD	557	Bannockburn Global Forex, LLC	11/18/2025	(14)
Foreign currency forward contract	$358	AUD	539	Bannockburn Global Forex, LLC	12/16/2025	(14)
Foreign currency forward contract	$370	AUD	556	Bannockburn Global Forex, LLC	1/20/2026	(15)
Foreign currency forward contract	$367	AUD	554	Bannockburn Global Forex, LLC	2/17/2026	(15)
Foreign currency forward contract	$331	AUD	500	Bannockburn Global Forex, LLC	3/17/2026	(14)
Foreign currency forward contract	$30,584	AUD	47,858	Bannockburn Global Forex, LLC	4/20/2026	(2,500)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$390	GBP	301	Bannockburn Global Forex, LLC	10/4/2024	(12)
Foreign currency forward contract	$396	GBP	305	Bannockburn Global Forex, LLC	1/6/2025	(13)
Foreign currency forward contract	$350	GBP	270	Bannockburn Global Forex, LLC	4/4/2025	(11)
Foreign currency forward contract	$334	GBP	258	Bannockburn Global Forex, LLC	7/7/2025	(11)
Foreign currency forward contract	$333	GBP	257	Bannockburn Global Forex, LLC	10/6/2025	(12)
Foreign currency forward contract	$329	GBP	255	Bannockburn Global Forex, LLC	1/6/2026	(12)
Foreign currency forward contract	$317	GBP	246	Bannockburn Global Forex, LLC	4/7/2026	(12)
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	(13)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(13)
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(14)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(14)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(14)
						$(3,192)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Overnight Repo Rate Average ("CORRA" or "CA"), Prime Rate (“Prime” or “P”), or Sterling Overnight Index Average Rate ("SONIA" or "SN") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, CORRA, Prime, or SONIA, as applicable, and the current contractual interest rate in effect at September 30, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2024 represented 194.8% of the Company’s net assets or 95.9% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $1,879,965 as of September 30, 2024.
(6)    All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(7)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company’s asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(8)    All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company’s senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(9)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company’s asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(10)    All or a portion of this security was held in MC Income Plus Financing SPV III LLC (the “SPV III”) as collateral for the Company’s secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA. (See Note 7 in the accompanying notes to the consolidated financial statements).
(11)    All or a portion of this security was held in MC Income Plus Financing SPV IV LLC (the “SPV IV”) as collateral for the Company’s secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(12)    This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets totaled 12.5% of the Company’s total assets.
(13)    The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(14)    Represents less than 5% ownership of the portfolio company’s voting securities.
(15)    Ownership of certain equity investments may occur through a holding company or partnership.
(16)    Represents a non-income producing security.
(17)    Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)
(18)    As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(19)    All or a portion of this commitment was unfunded at September 30, 2024. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of September 30, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(22)    This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(23)    This loan is denominated in Great Britain Pounds and is translated into U.S. dollars as of the valuation date.
(24)    The Company has recorded a contingent liability related to this equity investment. The contingent liability represents 143,302 of the 392,523 shares held as of September 30, 2024. See Note 11 in the accompanying notes to the consolidated financial statements for additional information.
(25)    This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(26)    The investment is subject to a servicing agreement whereby the Fund earns a pooled effective yield of 18.1%.
(27)    The investment is subject to a servicing agreement whereby the Fund earns a pooled effective yield of 15.1%.
(28)    This is a demand note with no stated maturity.
(29)    The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(30)    As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(31)    As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(32)    As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $37,052 for a total commitment of $41,855.
(33)    As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,468.
(34)    As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(35)    The headquarters of this portfolio company is located in Australia.
(36)    The headquarters of this portfolio company is located in Canada.
(37)    The headquarters of this portfolio company is located in Costa Rica.
(38)    The headquarters of this portfolio company is located in France.
(39)    The headquarters of this portfolio company is located in Netherlands.
(40)    The headquarters of this portfolio company is located in United Kingdom.
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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	rds.	5.60%	10.94%	11/24/2021	11/24/2026	16,067	$15,863	$16,067	1.2%
95 Percent Buyer, LLC (Revolver)	(17)	SF	5.60%	10.94%	11/24/2021	11/24/2026	808	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	5.85%	11.19%	10/21/2022	10/20/2028	4,962	4,857	4,956	0.4%
Calienger Holdings, L.L.C. (Delayed Draw)	(17)(18)	SF	5.85%	11.19%	10/21/2022	10/20/2028	667	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(17)	SF	5.85%	11.19%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)	SF	5.60%	10.95%	10/11/2022	7/1/2027	38,998	38,423	38,998	3.0%
Destination Media, Inc.	(8)	SF	7.25%	12.43%	6/21/2023	6/21/2028	6,467	6,258	6,564	0.5%
Destination Media, Inc. (Delayed Draw)	(17)(18)	SF	7.00%	12.35%	6/21/2023	6/21/2028	3,250	395	400	0.0%
Destination Media, Inc. (Revolver)	(17)	SF	7.00%	12.35%	6/21/2023	6/21/2028	670	134	134	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.00%	12.35%	12/30/2022	12/29/2028	13,895	13,530	13,774	1.1%
Madison Logic Holdings, Inc. (Revolver)	(17)	SF	7.00%	12.35%	12/30/2022	12/30/2027	1,207	—	—	0.0%
North Haven USHC Acquisition, Inc.	(7)(9)	SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	0.2%
North Haven USHC Acquisition, Inc.	(7)(9)	SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.1%
North Haven USHC Acquisition, Inc.	(9)	SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.1%
North Haven USHC Acquisition, Inc.	(9)	SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	0.2%
North Haven USHC Acquisition, Inc. (Delayed Draw)	(17)(18)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.0%
North Haven USHC Acquisition, Inc. (Revolver)	(17)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	104	103	0.0%
Really Great Reading Company, Inc.	(6)(9)	SF	5.85%	11.20%	12/9/2022	12/9/2028	11,910	11,649	12,029	0.9%
Really Great Reading Company, Inc. (Delayed Draw)	(17)(18)	SF	5.85%	11.20%	12/9/2022	12/8/2028	2,526	—	—	0.0%
Really Great Reading Company, Inc. (Revolver)	(17)	SF	5.85%	11.20%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC	(7)(9)	SF	6.10%	11.44%	11/20/2020	11/20/2025	1,945	1,928	1,927	0.2%
Relevate Health Group, LLC	(8)(9)	SF	6.10%	11.44%	3/28/2022	11/20/2025	5,184	5,125	5,136	0.4%
Relevate Health Group, LLC	(8)	SF	6.10%	11.44%	11/20/2020	11/20/2025	870	870	862	0.1%
Relevate Health Group, LLC (Revolver)	(17)	SF	6.10%	11.43%	11/20/2020	11/20/2025	789	211	211	0.0%
Renaissance Holding Corp.	(6)	SF	4.75%	10.11%	3/16/2023	4/5/2030	7,481	7,272	7,518	0.6%
Spherix Global Inc.	(6)(7)	SF	6.36%	11.71%	12/22/2021	12/22/2026	4,421	4,371	4,289	0.3%
Spherix Global Inc. (Revolver)	(17)	SF	6.36%	11.71%	12/22/2021	12/22/2026	500	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.50%	11.97%	1/28/2020	1/28/2025	5,844	5,807	5,844	0.4%
XanEdu Publishing, Inc.	(8)	SF	6.50%	11.97%	8/31/2022	1/28/2025	2,322	2,295	2,326	0.2%
XanEdu Publishing, Inc. (Revolver)	(17)	SF	6.50%	11.97%	1/28/2020	1/28/2025	977	—	—	0.0%
							144,454	126,518	128,517	9.9%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)		SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	503	503	494	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)		SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	152	152	149	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw)	(17)(18)	SF	8.26%	13.65% PIK	9/8/2023	1/31/2028	265	223	219	0.0%
							920	878	862	0.1%

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	11.22%	11/15/2023	11/30/2027	13,348	$13,088	$13,081	1.0%
NFM & J, L.P. (Delayed Draw)	(17)(18)	SF	5.85%	11.22%	11/15/2023	11/30/2027	7,416	—	—	0.0%
NFM & J, L.P. (Revolver)	(17)	SF	5.85%	11.22%	11/15/2023	11/30/2027	5,273	—	—	0.0%
Onix Networking Corp.	(6)	SF	5.75%	11.10%	10/2/2023	10/2/2029	15,000	14,702	14,700	1.1%
Onix Networking Corp. (Revolver)	(17)	SF	5.75%	11.10%	10/2/2023	10/2/2029	5,000	—	—	0.0%
Prototek LLC		SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	7,943	7,742	7,617	0.6%
Prototek LLC (Revolver)	(17)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Relativity ODA LLC	(6)(9)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	5,267	5,186	5,262	0.4%
Relativity ODA LLC (Revolver)	(17)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	450	—	—	0.0%
Sundance Group Holdings, Inc.	(7)	SF	6.25%	11.73%	7/2/2021	7/2/2027	4,148	4,092	4,142	0.3%
Sundance Group Holdings, Inc.	(9)	SF	6.25%	11.74%	11/30/2022	7/2/2027	166	162	166	0.0%
Sundance Group Holdings, Inc.	(9)	SF	6.25%	11.72%	7/2/2021	7/2/2027	1,244	1,244	1,242	0.1%
Sundance Group Holdings, Inc. (Revolver)	(17)	SF	6.35%	11.72%	7/2/2021	7/2/2027	498	249	248	0.0%
Teneo Holdings LLC	(6)	SF	5.35%	10.71%	5/25/2023	7/11/2025	2,977	2,977	2,979	0.2%
The GEO Group, Inc.	(6)(10)	SF	7.13%	12.48%	4/5/2023	3/23/2027	9,807	9,956	10,052	0.8%
Thryv, Inc.	(6)(10)	SF	8.61%	13.97%	9/7/2022	2/27/2026	6,592	6,545	6,600	0.5%
Verdantas LLC	(6)	SF	7.60%	12.96%	2/28/2023	7/1/2026	3,970	3,887	3,966	0.3%
Verdantas LLC (Delayed Draw)	(17)(18)	SF	7.60%	12.96%	2/28/2023	7/1/2026	2,000	—	—	0.0%
Vhagar Purchaser, LLC	(9)	SF	7.00%	12.39%	6/9/2023	6/8/2029	10,000	9,723	10,000	0.8%
Vhagar Purchaser, LLC (Delayed Draw)	(17)(18)	SF	7.00%	12.39%	6/9/2023	6/8/2029	2,222	500	500	0.0%
Vhagar Purchaser, LLC (Revolver)	(17)	SF	7.00%	12.39%	6/9/2023	6/8/2029	1,111	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	6.50%	11.92%	8/14/2023	8/14/2029	16,500	16,021	16,550	1.3%
WPEngine, Inc. (Revolver)	(17)	SF	6.50%	11.92%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							454,164	357,695	362,667	27.8%

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	(14)	—	—	—	12/21/2022	12/21/2032	—	$—	$144	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)	(14)	—	—	—	9/1/2022	—	—	652	735	0.1%
Optomi, LLC (278 Class A units)	(14)(15)	—	—	—	12/16/2021	—	—	278	447	0.0%
Recorded Future, Inc. (40,243 Class A units)	(14)(28)	—	—	—	7/3/2019	—	—	40	130	0.0%
Sparq Holdings, Inc. (600,000 common units)	(14)	—	—	—	6/15/2023	—	—	600	624	0.1%
Unanet, Inc. (1,621,053 shares of common stock)	(14)	—	—	—	12/5/2022	—	—	1,622	2,237	0.2%
								3,192	4,317	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(14)(15)	—	—	—	12/31/2020	—	—	95	95	0.0%
								95	95	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(15)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	922	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(14)(15)	—	—	—	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	353	0.0%
New Engen, Inc. (5,067 Class B common units)	(14)	—	—	—	12/27/2021	—	—	5	—	0.0%
Really Great Reading Company, Inc. (369 Series A units)	(14)	—	—	—	12/9/2022	—	—	369	466	0.0%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	46	0.0%
Relevate Health Group, LLC (96 Class B common units)	(14)	—	—	—	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (333 Class A units)	(14)	—	—	—	12/22/2021	—	—	333	143	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	296	0.0%
								2,238	2,794	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,110,000 Class A units)	(14)	—	—	—	7/31/2023	—	—	1,110	453	0.0%
								1,110	453	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(14)(15)	—	—	—	12/31/2021	—	—	189	162	0.0%
								189	162	0.0%
Services: Business
Argano, LLC (62,574 common units)	(14)(15)	—	—	—	6/10/2021	—	—	317	552	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)	(14)	—	—	—	9/15/2023	—	—	2,250	2,188	0.2%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares)	(10)(14)(22)	—	—	—	9/21/2021	—	—	723	761	0.1%
Edustaff, LLC (591 shares of common stock)	(14)(15)	—	—	—	12/8/2022	—	—	591	795	0.1%
Onix Networking Corp. (2,000,000 shares of common stock)	(14)	—	—	—	10/2/2023	—	—	2,000	2,000	0.2%
Skillsoft Corp. (1,308 Class A shares)	(6)(10)(14) (29)	—	—	—	6/11/2021	—	—	508	23	0.0%
								6,389	6,319	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(14)(15)	—	—	—	11/15/2023	—	—	$—	$—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(15)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	36	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(14)(15)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(14)(15)	—	—	—	11/15/2023	—	—	142	29	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(14)(15)(30)	—	—	—	1/4/2021	—	—	196	240	0.0%
Light Wave Dental Management, LLC (300,218 Class A units)	(14)(15)	—	—	—	6/30/2023	—	—	3,002	2,880	0.2%
								3,375	3,185	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)	(14)	—	—	—	6/10/2022	6/10/2032	—	84	99	0.0%
								84	99	0.0%
Transportation: Cargo
RS Acquisition, LLC (838,077 common units)	(14)(15)	—	—	—	1/12/2022	—	—	1,439	1,162	0.1%
								1,439	1,162	0.1%
Utilities: Electric
Central Moloney, LLC (4,451 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	4,451	4,451	0.3%
Central Moloney, LLC (4,451 Class B common units)	(14)	—	—	—	10/20/2023	—	—	—	—	0.0%
								4,451	4,451	0.3%
Wholesale
IF & P Holdings Company, LLC (1,500 Class A preferred units)	(14)	—	—	—	10/3/2022	—	—	1,500	1,521	0.1%
IF & P Holdings Company, LLC (1,500 Class B common units)	(14)	—	—	—	10/3/2022	—	—	—	—	0.0%
								1,500	1,521	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								44,332	45,097	3.4%
Total Non-Controlled/Non-Affiliate Company Investments								$2,450,755	$2,452,853	188.3%

Non-Controlled Affiliate Company Investments (16)
Senior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (Revolver)	(10)(17)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	3,323	3,323	0.3%
							4,875	3,323	3,323	0.3%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.61%	11.96%	9/21/2022	9/21/2027	3,500	3,441	3,500	0.3%
Nastel Technologies, LLC (Revolver)	(17)	SF	6.61%	11.96%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	13.21%	10/6/2023	10/6/2028	12,500	11,983	11,969	0.9%
Zodega Landscaping, LLC (Revolver)	(17)	SF	7.86%	13.21%	10/6/2023	10/6/2028	1,984	—	—	0.0%
							18,352	15,424	15,469	1.2%

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
(7)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company's asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(8)    All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company's senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(9)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company's asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
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
(24)    The investment is subject to a servicing agreement whereby the Fund earns a pooled effective yield of 18.05%.
(25)    The investment is subject to a servicing agreement whereby the Fund earns a pooled effective yield of 15.71%.
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
On December 20, 2022, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV II LLC (the “SPV II”), for purposes of entering into a senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association. See Note 7 for additional information on the SPV II Credit Facility.
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
On May 31, 2024, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV IV LLC (the "SPV IV"), for purposes of entering into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association. See Note 7 for additional information on the SPV IV Credit Facility.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, SPV III, SPV IV, the 2022 Issuer, the 2023 Issuer and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.
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
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, restricted cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2024, the Company received return of capital distributions from its equity investments of zero and $16, respectively. For the three and nine months ended September 30, 2023, the Company received return of capital distributions from its equity investments of zero and $122, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $53,739 and $45,234 as of September 30, 2024 and December 31, 2023, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2024 totaled $8,726 and $32,195, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2023 totaled $5,921 and $14,544, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2024	2023
Interest income	$101,733	$55,527
PIK interest income	4,001	1,767
Dividend income (1)	498	128
Other income	3,405	453
Prepayment gain (loss)	1,448	117
Accretion of discounts and amortization of premiums	2,234	1,220
Total investment income	$113,319	$59,212

	Nine Months Ended September 30,
	2024	2023
Interest income	$266,721	$143,959
PIK interest income	10,003	5,500
Dividend income (2)	1,061	372
Other income	6,065	1,093
Prepayment gain (loss)	3,942	596
Accretion of discounts and amortization of premiums	7,323	4,104
Total investment income	$295,115	$155,624
_________________________________________
(1)During the three months ended September 30, 2024 and 2023, dividend income includes PIK dividends of $431 and $101, respectively.
(2)During the nine months ended September 30, 2024 and 2023, dividend income includes PIK dividends of $975 and $290, respectively.
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
Non-accrual: Loans or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of September 30, 2024 and December 31, 2023, there were ten and four borrowers, respectively, with a loan or preferred equity investments on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $23,628 and $12,389 at September 30, 2024 and December 31, 2023, respectively.

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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP will be issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. On August 23, 2024, the Board approved an amended and restated dividend reinvestment plan (the "Amended and Restated DRIP"), which was amended solely to appoint UMB Fund Services, Inc., as the Plan Administrator (as defined in the Amended and Restated DRIP). See Note 9 and Note 13 for additional information on the Company’s distributions and Amended and Restated DRIP.
Segments
In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.
Cash and Cash Equivalents
Cash, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of September 30, 2024 and December 31, 2023, the Company held cash denominated in foreign currencies of GBP 443 ($593 in U.S. Dollars) and AUD 1,522 ($1,037 in U.S. Dollars), respectively.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the SPV, SPV II, SPV III, SPV IV, 2022 Issuer and 2023 Issuer. Cash and cash equivalents held within the SPV, SPV II, SPV III, SPV IV, 2022 Issuer and 2023 Issuer is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of September 30, 2024 and December 31, 2023, restricted cash and cash equivalents consisted of the following:

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
Restricted cash and cash equivalents:
SPV	$22,512	$38,388
SPV II	19,864	3,057
SPV III	3,722	—
SPV IV	6,146	—
2022 Issuer	27,725	10,996
2023 Issuer	10,222	7,728
Total restricted cash and cash equivalents	$90,191	$60,169
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $20,931 and $14,612, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and nine months ended September 30, 2024 and was $2,508 and $6,733, respectively. Amortization of debt issuance costs for the three and nine months ended September 30, 2023 and was $1,578 and $3,831, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Income Taxes
The Company has elected to be treated, qualifies and intends to qualify annually as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents an obligation of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for the preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2024, the Company recorded a net expense on the consolidated statements of operations of $199 and $569 for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2023, the Company recorded a net expense on the consolidated statements of operations of $150 and $495 for U.S. federal excise tax, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded an accrual for U.S. federal excise taxes of $536 and $450, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, the Company recorded a net tax expense of zero and $104, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded a net tax expense of zero and $39, respectively, on the consolidated statements of operations for these subsidiaries. As of both September 30, 2024 and December 31, 2023, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2024. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2024, except as disclosed in Note 13.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 for both the nine months ended September 30, 2024 and 2023.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$3,127,700	85.9%	$2,161,659	85.7%
Unitranche secured loans	165,972	4.6	185,177	7.3
Junior secured loans	172,128	4.7	94,550	3.8
Equity securities	175,902	4.8	81,678	3.2
Total	$3,641,702	100.0%	$2,523,064	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$3,151,328	86.1%	$2,171,243	85.9%
Unitranche secured loans	168,208	4.6	184,853	7.3
Junior secured loans	160,750	4.3	87,986	3.5
Equity securities	181,743	5.0	84,085	3.3
Total	$3,662,029	100.0%	$2,528,167	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2024		December 31, 2023
Amortized Cost:
United States:
Midwest	$591,211	16.2%	$464,411	18.4%
Northeast	866,767	23.8	602,303	23.9
Northwest	73,222	2.0	72,401	2.9
Southeast	896,322	24.7	609,720	24.2
Southwest	488,643	13.4	303,643	12.0
West	565,970	15.5	354,469	14.0
International	159,567	4.4	116,117	4.6
Total	$3,641,702	100.0%	$2,523,064	100.0%

	September 30, 2024		December 31, 2023
Fair Value:
United States:
Midwest	$586,637	16.0%	$462,371	18.3%
Northeast	868,406	23.7	605,226	23.9
Northwest	74,998	2.0	73,706	2.9
Southeast	914,696	25.0	616,182	24.4
Southwest	499,728	13.6	303,605	12.0
West	560,174	15.3	355,000	14.1
International	157,390	4.4	112,077	4.4
Total	$3,662,029	100.0%	$2,528,167	100.0%
_______________________________________________________
*Represents an amount less than 0.1%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2024			December 31, 2023
Amortized Cost:
Aerospace & Defense	$24,126	0.7%		$24,306	1.0%
Automotive	73,449	2.0		55,374	2.2
Banking	62,871	1.7		32,289	1.3
Beverage, Food & Tobacco	26,829	0.7		43,443	1.7
Capital Equipment	187,230	5.1		153,516	6.1
Chemicals, Plastics & Rubber	1,047	0.0	*	738	0.0	*
Construction & Building	161,033	4.4		97,869	3.9
Consumer Goods: Durable	40,211	1.1		45,961	1.8
Consumer Goods: Non-Durable	59,700	1.6		49,303	2.0
Containers, Packaging & Glass	13,813	0.4		13,857	0.5
Energy: Oil & Gas	133	0.0	*	20,128	0.8
Environmental Industries	56,348	1.6		35,805	1.4
FIRE: Finance	231,348	6.4		185,745	7.4
FIRE: Insurance	25,558	0.7		23,848	0.9
FIRE: Real Estate	75,848	2.1		81,184	3.2
Healthcare & Pharmaceuticals	543,753	14.9		354,627	14.1
High Tech Industries	469,562	12.9		211,563	8.4
Hotels, Gaming & Leisure	95	0.0	*	95	0.0	*
Media: Advertising, Printing & Publishing	196,237	5.4		145,910	5.8
Media: Broadcasting & Subscription	3,430	0.1		3,160	0.1
Media: Diversified & Production	111,600	3.1		93,581	3.7
Services: Business	744,373	20.4		428,134	17.0
Services: Consumer	209,097	5.7		166,396	6.6
Telecommunications	85,901	2.4		73,705	2.9
Transportation: Cargo	149,359	4.1		107,107	4.2
Utilities: Electric	52,834	1.5		40,045	1.6
Wholesale	35,917	1.0		35,375	1.4
Total	$3,641,702	100.0%		$2,523,064	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2024			December 31, 2023
Fair Value:
Aerospace & Defense	$23,845	0.7%		$23,871	0.9%
Automotive	64,446	1.8		52,433	2.1
Banking	58,775	1.6		31,338	1.2
Beverage, Food & Tobacco	26,830	0.7		43,420	1.7
Capital Equipment	185,880	5.1		153,448	6.1
Chemicals, Plastics & Rubber	974	0.0	*	555	0.0	*
Construction & Building	165,069	4.5		99,032	3.9
Consumer Goods: Durable	37,436	1.0		43,879	1.7
Consumer Goods: Non-Durable	58,459	1.6		47,767	1.9
Containers, Packaging & Glass	13,582	0.4		13,978	0.6
Energy: Oil & Gas	126	0.0	*	19,939	0.8
Environmental Industries	57,684	1.6		36,964	1.5
FIRE: Finance	235,187	6.5		188,094	7.4
FIRE: Insurance	25,588	0.7		23,624	0.9
FIRE: Real Estate	78,110	2.1		82,981	3.3
Healthcare & Pharmaceuticals	550,246	15.0		354,470	14.0
High Tech Industries	465,850	12.7		208,931	8.3
Hotels, Gaming & Leisure	107	0.0	*	95	0.0	*
Media: Advertising, Printing & Publishing	199,155	5.5		148,571	5.9
Media: Broadcasting & Subscription	1,120	0.0	*	1,663	0.1
Media: Diversified & Production	110,794	3.0		93,116	3.7
Services: Business	758,892	20.7		434,280	17.2
Services: Consumer	210,100	5.7		167,734	6.6
Telecommunications	85,450	2.3		74,679	3.0
Transportation: Cargo	148,847	4.1		107,424	4.2
Utilities: Electric	62,986	1.7		40,039	1.6
Wholesale	36,491	1.0		35,842	1.4
Total	$3,662,029	100.0%		$2,528,167	100.0%
_______________________________________________________
*Represents an amount less than 0.1%.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
As of September 30, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
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
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2024	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Senior secured loans	$—	$—	$3,151,328	$3,151,328
Unitranche secured loans	—	—	168,208	168,208
Junior secured loans	—	—	160,750	160,750
Equity securities	1,975	—	179,768	181,743
Total assets, at fair value:	$1,975	$—	$3,660,054	$3,662,029
Liabilities, at fair value:
Foreign currency forward contracts asset (liability)	—	(3,192)	—	(3,192)

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Senior secured loans	$—	$—	$2,171,243	$2,171,243
Unitranche secured loans	—	—	184,853	184,853
Junior secured loans	—	—	87,986	87,986
Equity securities	23	—	84,062	84,085
Total investments	$23	$—	$2,528,144	$2,528,167
Liabilities, at fair value:
Foreign currency forward contracts asset (liability)	$—	$(3,087)	$—	$(3,087)
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 5.50% to 21.32% at September 30, 2024 and 7.50% to 21.34% at December 31, 2023. The maturity dates on the loans outstanding at September 30, 2024 range between October 2024 and August 2031.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2024	$2,906,171	$168,253	$154,998	$157,553	$3,386,975
Net realized gain (loss) on investments	342	—	—	153	495
Net change in unrealized gain (loss) on investments	(713)	2,486	2,550	5,970	10,293
Purchases of investments and other adjustments to cost (1)	422,547	3,425	3,037	13,457	442,466
Proceeds from principal payments and sales of investments (2)	(173,211)	(5,956)	(240)	(768)	(180,175)
Reclassifications (3)	(3,808)	—	405	3,403	—
Balance as of September 30, 2024	$3,151,328	$168,208	$160,750	$179,768	$3,660,054

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144
Net realized gain (loss) on investments	563	—	—	156	719
Net change in unrealized gain (loss) on investments	10,102	2,560	(873)	3,716	15,505
Purchases of investments and other adjustments to cost (1)	1,371,221	7,098	65,204	72,681	1,516,204
Proceeds from principal payments and sales of investments (2)	(372,092)	(26,303)	(587)	(1,403)	(400,385)
Reclassifications (3)	(29,709)	—	9,020	20,689	—
Transfers in (out) of Level 3 (4)	—	—	—	(133)	(133)
Balance as of September 30, 2024	$3,151,328	$168,208	$160,750	$179,768	$3,660,054
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2024, attributable to Level 3 investments still held at September 30, 2024, was $16,806 and $10,096, respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2023, attributable to Level 3 investments still held at September 30, 2023, was ($2,913) and ($949), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the three and nine months ended September 30, 2024, zero and one investment transferred from Level 3 to Level 1 as a result of a restructuring, respectively. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2023.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of September 30, 2024 and December 31, 2023:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$2,013,789		Discounted cash flow	EBITDA multiples	11.0x	4.3x	31.1x
				Market yields	10.2%	6.7%	22.0%
Senior secured loans	879,125		Discounted cash flow	Revenue multiples	7.4x	0.9x	18.0x
				Market yields	10.3%	7.9%	24.3%
Senior secured loans	11,197		Enterprise value	Revenue multiples	0.5x	0.3x	1.9x
Senior secured loans	8,562		Enterprise value	EBITDA multiples	7.1x	7.0x	7.5x
Senior secured loans	6,353		Liquidation	Probability weighting of alternative outcomes	62.8%	62.8%	62.8%
Unitranche secured loans	134,180		Discounted cash flow	EBITDA multiples	9.8x	6.3x	12.0x
				Market yields	12.7%	8.5%	20.0%
Unitranche secured loans	34,028		Discounted cash flow	Revenue multiples	9.3x	6.3x	12.5x
				Market yields	12.2%	11.5%	13.0%
Junior secured loans	120,361		Discounted cash flow	Market yields	13.1%	10.9%	18.6%
Junior secured loans	6,585		Enterprise value	Revenue multiples	0.8x	0.3x	1.9x
Equity securities	117,488		Enterprise value	EBITDA multiples	11.4x	4.3x	21.5x
Equity securities	55,637		Enterprise value	Revenue multiples	3.8x	0.4x	11.8x
Equity securities	3,148		Option pricing model	Volatility	47.1%	25.0%	69.0%
Total Level 3 Assets	$3,390,453	(2)
_________________________________________
(1)The weighted average mean and weighted average range of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $269,601 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$251,319	$251,319	$253,579	$253,579
SPV Credit Facility	308,380	308,380	178,098	178,098
SPV II Credit Facility	212,325	212,325	119,240	119,240
SPV III Credit Facility	58,624	58,624	—	—
SPV IV Credit Facility	145,800	145,800	—	—
2022 ABS	303,786	296,767	300,810	299,866
2023 ABS	184,377	186,629	183,840	187,345
2028 Notes	198,059	203,388	197,767	197,767
2029 Notes	202,268	202,268	—	—
Total Debt	$1,864,938	$1,865,500	$1,233,334	$1,235,895
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	1,865,500	1,235,895
Total Debt	$1,865,500	$1,235,895

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2024
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$5,500	$—	$—	$—	$—	$—	$—	$—	$5,500
	5,500	—	—	—	—	—	—	—	5,500

BTR Opco LLC (fka Born to Run, LLC)	—	—	1,080	(34)	—	—	—	47	1,093
BTR Opco LLC (fka Born to Run, LLC)	—	1,611	81	—	—	—	—	176	1,868
BTR Opco LLC (fka Born to Run, LLC)	—	8,300	418	(2)	—	—	—	(8,657)	59
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	677	—	—	—	—	—	(677)	—
	—	10,588	1,579	(36)	—	—	—	(9,111)	3,020

Nastel Technologies, LLC	3,500	—	—	—	—	7	—	(29)	3,478
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	307	4,533
	7,726	—	—	—	—	7	—	278	8,011

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	(1,487)	—	—	—	37	1,873
	3,323	—	—	(1,487)	—	—	—	37	1,873

SFR Holdco, LLC (Junior secured loan)	6,557	—	—	—	—	—	—	(1,076)	5,481
SFR Holdco, LLC (Delayed draw junior secured loan)	4,917	—	—	—	—	—	—	(352)	4,565
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	231	4,602
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	174	3,452
	19,123	—	—	—	—	—	—	(1,023)	18,100

SheerTrans Solutions, LLC	5,101	—	—	(26)	159	13	—	(14)	5,233
SheerTrans Solutions, LLC	—	—	1,436	(8)	38	3	—	25	1,494
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	29	—	—	—	988
SheerTrans Solutions, LLC (12,233,889 preferred interests)	9,192	—	3,042	—	—	—	—	734	12,968
	15,252	—	4,478	(34)	226	16	—	745	20,683

Summit Professional Education, LLC	—	—	10,094	(24)	—	9	—	265	10,344
Summit Professional Education, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (16,676 Class A units)	—	—	16,676	—	—	—	—	331	17,007
	—	—	26,770	(24)	—	9	—	596	27,351

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2024
Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment)	—	—	4,803	—	—	—	—	—	4,803
	—	—	4,803	—	—	—	—	—	4,803

Zodega Landscaping, LLC	11,969	—	—	(89)	—	60	—	516	12,456
Zodega Landscaping, LLC (Revolver)	—	—	992	—	—	—	—	—	992
Zodega Landscaping, LLC (124,206 preferred interests)	12,421	—	—	—	—	—	—	290	12,711
	24,390	—	992	(89)	—	60	—	806	26,159
Total non-controlled affiliate company investments	$75,314	$10,588	$38,622	$(1,670)	$226	$92	$—	$(7,672)	$115,500

Portfolio Company	Fair value at December 31, 2022	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2023
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$—	$—	$5,500	$—	$—	$—	$—	$—	$5,500
	—	—	5,500	—	—	—	—	—	5,500

Nastel Technologies, LLC	3,500	—	—	—	—	8	—	10	3,518
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	546	4,124
	7,078	—	—	—	—	8	—	556	7,642

Second Avenue SFR Holdings II LLC (Revolver) (2)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	508	6,358
SFR Holdco, LLC (Delayed draw junior secured loan)	2,316	—	2,071	—	—	—	—	381	4,768
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	338	4,238
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	1,380	—	—	—	—	253	3,178
	13,611	—	3,451	—	—	—	—	1,480	18,542

SheerTrans Solutions, LLC	5,101	—	—	(38)	—	11	—	(11)	5,063
SheerTrans Solutions, LLC (Revolver)	—	—	293	—	—	—	—	—	293
SheerTrans Solutions, LLC (9,191,624 preferred interests)	8,643	—	549	—	—	—	—	—	9,192
	13,744	—	842	(38)	—	11	—	(11)	14,548
Total non-controlled affiliate company investments	$39,188	$—	$9,793	$(38)	$—	$19	$—	$2,031	$50,993
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the nine months ended September 30,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
BTR Opco LLC (fka Born To Run, LLC)	$—	$—	$—	$ n/a	$ n/a	$ n/a
BTR Opco LLC (fka Born To Run, LLC)	—	—	—	n/a	n/a	n/a
BTR Opco LLC (fka Born To Run, LLC)	—	—	—	n/a	n/a	n/a
BTR Opco LLC (fka Born To Run, LLC) (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

ClearlyRated Capital (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

Nastel Technologies, LLC	326	—	—	314	—	—
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	326	—	—	314	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	283	—	—	435	—	—
	283	—	—	435	—	—

SFR Holdco, LLC (Junior secured loan)	351	—	—	351	—	—
SFR Holdco, LLC (Delayed draw junior secured loan)	264	—	—	231	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	615	—	—	582	—	—

SheerTrans Solutions, LLC	540	—	—	495	—	—
SheerTrans Solutions, LLC	129	—	—	n/a	n/a	n/a
SheerTrans Solutions, LLC (Revolver)	101	—	—	11	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	770	—	—	506	—	—

Summit Professional Education, LLC	540	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	3	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	543	—	—	—	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Zodega Landscaping, LLC	1,312	—	1	n/a	n/a	n/a
Zodega Landscaping, LLC (Revolver)	28	—	—	n/a	n/a	n/a
Zodega Landscaping, LLC (Preferred interests)	—	—	2	n/a	n/a	n/a
	1,340	—	3	—	—	—
Total non-controlled affiliate company investments	$3,877	$—	$3	$1,837	$—	$—
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
Base management fees for the three and nine months ended September 30, 2024 were $11,542 and $30,169, respectively. Base management fees for the three and nine months ended September 30, 2023 were $6,206 and $16,435, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Part one incentive fees (1)	$7,614	$4,419	$20,205	$11,663
Part two incentive fees (2)	698	(87)	1,638	(100)
Total incentive fees	$8,312	$4,332	$21,843	$11,563
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
The Company has entered into an administration agreement with MC Management (the "Administration Agreement"), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2024, the Company incurred $2,876 and $7,172, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $790 and $2,039, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2023, the Company incurred $1,218 and $3,865, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $450 and $1,212, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2024 and December 31, 2023, $771 and $530, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of September 30, 2024 and December 31, 2023, the Company had accounts payable to members of the Board of $38 and zero, respectively, representing accrued and unpaid fees for their services.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 200% and 204%, respectively.
The Company’s outstanding debt as of September 30, 2024 and December 31, 2023 was as follows:

	As of September 30, 2024
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$385,000	$254,606	$251,319	$3,287
SPV Credit Facility	450,000	312,000	308,380	3,620
SPV II Credit Facility	214,113	214,113	212,325	1,788
SPV III Credit Facility	100,000	60,000	58,624	1,376
SPV IV Credit Facility	350,000	149,300	145,800	3,500
2022 ABS (4)	306,000	306,000	303,786	2,214
2023 ABS (5)	185,850	185,850	184,377	1,473
2028 Notes	200,000	200,000	198,059	1,941
2029 Notes	204,000	204,000	202,268	1,732
Total	$2,394,963	$1,885,869	$1,864,938	$20,931
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of September 30, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36,125 and $81,182, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of September 30, 2024, the 2023 Subordinated Notes (as defined below) totaling $65,319 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	As of December 31, 2023
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$325,000	$256,808	$253,579	$3,229
SPV Credit Facility	450,000	179,000	178,098	902
SPV II Credit Facility	120,288	120,288	119,240	1,048
2022 ABS (4)	306,000	306,000	300,810	5,190
2023 ABS (5)	185,850	185,850	183,840	2,010
2028 Notes	200,000	200,000	197,767	2,233
Total	$1,587,138	$1,247,946	$1,233,334	$14,612
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of December 31, 2023, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36,125 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of and December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65,319 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with ING Capital, LLC, as administrative agent and joint lead arranger.
The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450,000, subject to the satisfaction of certain conditions. On December 22, 2023, March 18, 2024 and June 27, 2024, the Company increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295,000 of aggregate commitments to $325,000, $350,000 and $385,000, respectively, of aggregate commitments. As of September 30, 2024 and December 31, 2023, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $188,000 and $240,800, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 21,978 ($15,193 in U.S. dollars) and AUD 23,500 ($16,008 in U.S. dollars), respectively, and Great Britain pounds of £38,440 ($51,413 in U.S. dollars) and zero, respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled ($2,998) and ($2,703) for the three and nine months ended September 30, 2024, respectively, and zero for both the three and nine months ended September 30, 2023, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.8% and 7.9%, respectively.
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
The Company’s ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500,000 and (b) an amount equal to the sum of (i) $660,865 plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to the Company from sales of its equity securities during each quarter following October 20, 2023 and (y) the amount paid or distributed to purchase or redeem its common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $215,000. The Revolving Credit Facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the Revolving Credit Facility and fails to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.
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
The period during which the Company may borrow under the Revolving Credit Facility expires on October 20, 2027, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by October 20, 2028. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and the subsidiary guarantors, subject to certain exceptions. See Note 13 for discussion of a subsequent event related to an amendment to the Revolving Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
SPV Credit Facilities
SPV Credit Facility
The Company has a $450,000 SPV Credit Facility with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. The Company entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, extend the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $796,018 and $759,141, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 8.2%, respectively.
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and includes an accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, the Company increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245,447. As of September 30, 2024, the aggregate commitments and principal amount outstanding under the SPV II Credit Facility were $214,113. As of September 30, 2024 and December 31, 2023 the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $334,137 and $216,104, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 7.7%, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Under the terms of the SPV II Credit Facility, pursuant to a monthly waterfall and subject to the satisfaction of certain coverage tests and portfolio quality tests, SPV II is permitted to reinvest 25% of principal proceeds during the initial period, with the remaining 75% applied to prepay the SPV II Credit Facility. During the amortization period, pursuant to a monthly waterfall, 100% of principal proceeds must be applied to prepay the SPV II Credit Facility. The SPV II Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV II Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees, breach of covenants, voluntary or involuntary bankruptcy proceedings and change of control of the borrower.
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility allows the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of September 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $94,857 and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of September 30, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.
SPV IV Credit Facility
On July 11, 2024, the Company entered into the SPV IV Credit Facility with Capital One, National Association as administrative agent, through a special purpose wholly-owned subsidiary, SPV IV.
The SPV IV Credit Facility allows the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR (subject to a SOFR minimum of 0.00%) plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of September 30, 2024, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $269,665, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of September 30, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.8%.
Borrowing under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both September 30, 2024 and December 31, 2023, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of September 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $411,500 and $425,146, respectively, and these investments are identified on the consolidated schedule of investments. As of both September 30, 2024 and December 31, 2023, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.05%. As of both September 30, 2024 and December 31, 2023, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.15%.
Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
2023 Asset-Backed Securitization
On September 15, 2023, the Company completed a $251,169 asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160,750 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25,100 of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65,319 of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). The Company retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both September 30, 2024 and December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of September 30, 2024 and December 31, 2023, the 2023 Class A Notes were accruing at a weighted average interest rate of 8.8% and 8.9%, respectively. As of both September 30, 2024 and December 31, 2023, the 2023 Class B Notes were accruing at a weighted average interest rate of 11.2%.

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
As of September 30, 2024 and December 31, 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $249,379 and $248,175, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
Unsecured Notes
2028 Notes
On November 15, 2023, the Company entered into a note purchase agreement (the “2028 Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of unsecured notes (the “Series A Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year and $100,000 in aggregate principal amount of unsecured notes (the “Series B Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year (collectively, the “2028 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The 2028 Notes are guaranteed by various subsidiaries of the Company.
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2024 and December 31, 2023, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.
The 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660,865 and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the 2028 Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the 2028 Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

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
As of both September 30, 2024 and December 31, 2023, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.42%.
2029 Notes
On July 24, 2024, the Company entered into a note purchase agreement (the “2029 Note Purchase Agreement”) governing the issuance of $156,000 in aggregate principal amount of unsecured notes (the "Series C Notes"), due July 24, 2029, with a fixed interest rate of 7.47% per year and $48,000 in aggregate principal amount of unsecured notes (the "Series D Notes"), due September 18, 2029, with a fixed interest rate of 7.47% per year (collectively, the “2029 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the Series C Notes occurred on July 24, 2024, and the closing for the Series D Notes occurred on September 18, 2024. The 2029 Notes are guaranteed by various subsidiaries of the Company.
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2024, the Company had $156,000 in aggregate principal amount of Series C Notes outstanding and $48,000 in aggregate principal amount of Series D Notes outstanding.
The 2029 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500,000 and (B) an amount equal to the sum of (i) $660,865 plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the 2029 Note Purchase Agreement) by the Company and its subsidiaries during each quarter after October 20, 2023 (other than the proceeds of sales of Equity Interests by and among the Company and its subsidiaries) and (y) the amount paid or distributed by the Company to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the 2029 Note from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured
Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the 2029 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of September 30, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.47%.
Short-Term Borrowings
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
As of both of September 30, 2024 and December 31, 2023, the Company had no outstanding Short-Term Borrowings.
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2024	2023
Interest expense - Revolving Credit Facility	$4,898	$—
Interest expense - SPV Credit Facility	7,534	6,422
Interest expense - SPV II Credit Facility	4,473	2,899
Interest expense - SPV III Credit Facility	1,322	—
Interest expense - SPV IV Credit Facility	2,478	—
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	4,312	755
Interest expense - 2028 Notes	4,710	—
Interest expense - 2029 Notes	2,298	—
Interest expense - Short-Term Borrowings	—	1,386
Amortization of debt issuance costs	2,508	1,578
Total interest and other debt financing expenses	$37,754	$16,261
Average debt outstanding	$1,852,615	$846,873
Average stated interest rate	7.6%	6.9%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	Nine months ended September 30,
	2024	2023
Interest expense - Revolving Credit Facility	$16,029	$—
Interest expense - SPV Credit Facility	18,210	17,632
Interest expense - SPV II Credit Facility	10,605	8,070
Interest expense - SPV III Credit Facility	2,310	—
Interest expense - SPV IV Credit Facility	2,478	—
Interest expense - 2022 ABS	9,663	9,663
Interest expense - 2023 ABS	12,890	755
Interest expense - 2028 Notes	14,130	—
Interest expense - 2029 Notes	2,298	—
Interest expense - Short-Term Borrowings	—	1,465
Amortization of debt issuance costs	6,733	3,831
Total interest and other debt financing expenses	$95,346	$41,416
Average debt outstanding	$1,542,805	$785,129
Average stated interest rate	7.7%	6.4%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2024 and December 31, 2023, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	CAD	423	10/2/2024	$—	$(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	134	10/17/2024	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	11/19/2024	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	110	12/18/2024	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	409	1/2/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	133	1/17/2025	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	115	2/20/2025	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	91	3/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	14,653	4/2/2025	—	(23)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/17/2025	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	101	5/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	107	6/18/2025	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/17/2025	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	8/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	103	9/17/2025	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	130	10/17/2025	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	109	11/19/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,244	12/18/2025	—	(178)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	572	10/17/2024	—	(20)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	590	11/18/2024	—	(21)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	570	12/17/2024	—	(21)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	568	1/17/2025	—	(21)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	2/18/2025	—	(21)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	506	3/18/2025	—	(19)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	4/16/2025	—	(22)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	—	(22)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	—	(23)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	556	1/20/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/20/2026	—	(2,500)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	301	10/4/2024	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	305	1/6/2025	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	270	4/4/2025	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	7/7/2025	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	257	10/6/2025	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	255	1/6/2026	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	246	4/7/2026	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
				$—	$(3,192)

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
For the three and nine months ended September 30, 2024, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($1,786) and ($105), respectively. For the three and nine months ended September 30, 2024, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($25) and ($23), respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Nine months ended September 30, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.09	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.09	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.09	11,451
April 5, 2024	April 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	April 15, 2024	June 28, 2024	Supplemental	0.02	3,050
April 5, 2024	May 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	June 17, 2024	June 28, 2024	Regular	0.09	14,786
July 5, 2024	July 15, 2024	September 30, 2024	Regular	0.09	14,848
July 5, 2024	July 15, 2024	September 30, 2024	Supplemental	0.02	3,299
July 5, 2024	August 15, 2024	September 30, 2024	Regular	0.09	14,848
July 5, 2024	September 16, 2024	September 30, 2024	Regular	0.09	16,264
Total distributions declared				$0.85	$128,900

Nine months ended September 30, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.08	6,208
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.08	6,208
April 6, 2023	April 17, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	April 17, 2023	June 30, 2023	Supplemental	0.01	838
April 6, 2023	May 15, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	June 15, 2023	June 30, 2023	Regular	0.09	8,287
July 6, 2023	July 17, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	July 17, 2023	September 29, 2023	Supplemental	0.01	923
July 6, 2023	August 15, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	September 15, 2023	September 29, 2023	Regular	0.09	9,899
Total distributions declared				$0.81	$70,280
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the Company’s distributions reinvested during the nine months ended September 30, 2024 and 2023:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2024:
March 29, 2024	$10.24	1,406,628	$14,404
June 28, 2024	10.34	1,824,171	18,862
September 30, 2024	10.34	2,031,890	21,010
Total distributions reinvested		5,262,689	$54,276

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2023:
March 31, 2023	$10.13	664,510	$6,731
June 30, 2023	10.25	916,989	9,400
September 29, 2023	10.22	1,044,254	10,672
Total distributions reinvested		2,625,753	$26,803

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of September 30, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 300,000,000 shares of common stock, par value $0.001 per share.
The following tables summarize the issuance of shares during the nine months ended September 30, 2024 and 2023:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
August 16, 2024	10.34	15,732,189	162,671
Total		53,382,846	$549,392

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
Total		35,449,407	$361,690
During the nine months ended September 30, 2024 and 2023, the Company also issued 5,262,689 and 2,625,753 shares, with an aggregate value of $54,276 and $26,803, respectively, under the DRIP as disclosed in Note 9.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the nine months ended September 30, 2024 and 2023:

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	10.34	1,142,195	11,810
September 27, 2024	10.34	1,752,160	18,118
Total		4,890,609	$50,370

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
Total		2,190,063	$22,320
Note 11. Commitments and Contingencies
Commitments: As of September 30, 2024 and December 31, 2023, the Company had $744,988 and $358,797, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of September 30, 2024.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Contingencies: As of September 30, 2024, the Company has recorded a contingent liability related to a Level 1 equity investment, identified on the consolidated schedule of investments, that has a contingency in which a portion of the shares held by the Company would need to be returned. The contingent liability was initially recorded at an amortized cost of $767. As of September 30, 2024, the contingent liability is recorded at a fair value of $668 and is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities. For both the three and nine months ended September 30, 2024, the Company recorded an unrealized gain on the contingent liability of $99 which is included in net change in unrealized gain (loss) on foreign currency and other transactions on the consolidated statements of operations. Please refer to the footnotes to the consolidated schedule of investments as of September 30, 2024 for additional information.
Note 12. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Per share data:
Net asset value at beginning of period	$10.24	$10.13
Net investment income (1)	0.91	0.92
Net gain (loss) (1)	0.08	—
Net increase (decrease) in net assets resulting from operations (1)	0.99	0.92
Stockholder distributions declared (2)	(0.85)	(0.81)
Other (3)	0.01	0.01
Net asset value at end of period	$10.39	$10.25
Total return based on average net asset value (4)	9.46%	8.78%
Ratio/Supplemental data:
Net assets at end of period	$1,879,965	$1,131,752
Shares outstanding at end of period	180,987,700	110,418,299
Portfolio turnover (5)	12.92%	6.15%
Ratio of total investment income to average net assets (6)	24.39%	22.56%
Ratio of expenses to average net assets (6)	12.38%	10.29%
Ratio of net investment income to average net assets (6)	12.01%	12.27%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2024 and 2023, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 13. Subsequent Events
The Company has evaluated subsequent events through November 8, 2024, the date on which the consolidated financial statements were issued.
Change in Transfer Agent: On August 23, 2024, the Company and UMB Fund Services, Inc., (“UMB”) entered into a transfer agent agreement (the “Transfer Agent Agreement”), pursuant to which UMB was appointed to provide transfer agent services on behalf of the Company. Either party may terminate the Transfer Agent Agreement at the end of the Initial Term (as defined in the Transfer Agent Agreement) or at the end of any successive Renewal Term (as defined in the Transfer Agent Agreement) upon ninety (90) days’ prior written notice. The Company expects to complete the transition to UMB, as transfer agent, during the fourth quarter.
On August 23, 2024, the Board of the Company approved an amended and restated dividend reinvestment plan (the “Amended and Restated DRIP”), which was amended solely to appoint UMB Fund Services, Inc., as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024.
Distributions: On October 4, 2024, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
October 15, 2024	December 30, 2024	$0.09
November 14, 2024	December 30, 2024	0.09
December 16, 2024	December 30, 2024	0.09
Total regular distributions declared		$0.27
Additionally, on October 4, 2024, the Board also declared a supplemental dividend of $0.02 per share, to stockholders of record as of the close of business on October 15, 2024, payable on December 30, 2024.
Affiliate Strategic Transaction: On October 22, 2024, Monroe Capital, an affiliate of the Company, announced that Monroe Capital has entered into a definitive agreement with Wendel Group (Euronext: MF:FP) (“Wendel”) relating to Wendel’s strategic investment in Monroe Capital.
The transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. In connection with the transaction, the Company expects to seek approval of a new investment advisory agreement between the Company and its investment adviser, MC Advisors, an affiliate of Monroe Capital, from the Board and its stockholders, the terms of which are expected to remain substantively similar to the current investment advisory agreement. It is anticipated that all of the officers and investment professionals of MC Advisors will remain at MC Advisors.

Revolving Credit Facility: On October 29, 2024, the Company entered into an amendment (the “Third Credit Facility Amendment”) to the Revolving Credit Facility. The Third Credit Facility Amendment amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 20, 2027 to October 31, 2028, (ii) extend the stated maturity date from October 20, 2028 to October 31, 2029, (iii) increase the total facility size to an aggregate amount of $567,500, (iv) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $800,000, (v) remove the credit-spread adjustment for ABR Loans based on Adjusted Term SOFR and for SOFR Loans, (vi) reduce the applicable margin (a) with respect to any ABR Loan, from 1.50% to 1.25% per annum (or, at any time the rating condition is satisfied, from 1.35% to 1.15% per annum), (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or RFR Loan, from 2.50% to 2.25% per annum (or at any time the rating condition is satisfied, from 2.35% to 2.15% per annum), and (vii) reset the minimum shareholders’ equity test and increases the minimum obligors’ net worth test.

The terms of the Third Credit Facility Amendment became effective on October 31, 2024.

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
•the impact of increased competition;
•the impact of changing interest rates and elevated inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of September 30, 2024, our portfolio included approximately 86.1% senior secured loans, 4.6% unitranche secured loans, 4.3% junior secured loans and 5.0% equity securities, compared to December 31, 2023, when our portfolio included approximately 85.9% senior secured loans, 7.3% unitranche secured loans, 3.5% junior secured loans and 3.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering during the nine months ended September 30, 2024 and 2023 (in thousands except shares and per share data):

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
August 16, 2024	10.34	15,732,189	162,671
Total		53,382,846	$549,392

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
Total		35,449,407	$361,690
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
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the nine months ended September 30, 2024 and 2023 (in thousands except shares and per share data):

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	10.34	1,142,195	11,810
September 27, 2024	10.34	1,752,160	18,118
Total		4,890,609	$50,370

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
Total		2,190,063	$22,320

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
Portfolio and Investment Activity
During the three months ended September 30, 2024, we invested $291.3 million in 13 new portfolio companies, $147.0 million in 72 existing portfolio companies and had $180.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $258.1 million for the period.

During the nine months ended September 30, 2024, we invested $1,017.6 million in 46 new portfolio companies, $483.4 million in 111 existing portfolio companies and had $400.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $1,100.6 million for the period.
During the three months ended September 30, 2023, we invested $175.4 million in eight new portfolio companies, and $57.1 million in 49 existing portfolio companies, and had $23.5 million in aggregate amount of sales and principal repayments, resulting in net investments of $209.0 million for the period.
During the nine months ended September 30, 2023, we invested $445.1 million in 33 new portfolio companies, $155.6 million in 141 existing portfolio companies and had $103.7 million in aggregate amount of sales and principal repayments, resulting in net investments of $497.0 million for the period.
The following table shows portfolio yield by security type:

	September 30, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	11.1%	11.1%	11.8%	11.8%
Unitranche secured loans	12.8	13.3	13.1	13.5
Junior secured loans	11.0	11.0	10.8	10.8
Equity securities	8.5	8.5	8.3	8.3
Total	11.2%	11.2%	11.8%	11.9%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$3,151,328	86.1%	$2,171,243	85.9%
Unitranche secured loans	168,208	4.6	184,853	7.3
Junior secured loans	160,750	4.3	87,986	3.5
Equity securities	181,743	5.0	84,085	3.3
Total	$3,662,029	100.0%	$2,528,167	100.0%
Our portfolio composition at September 30, 2024 remained relatively consistent with our portfolio at December 31, 2023. The decreases in yields were primarily due to the decline in base rates during the quarter ended September 30, 2024.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2024			December 31, 2023
Fair Value:
Aerospace & Defense	$23,845	0.7%		$23,871	0.9%
Automotive	64,446	1.8		52,433	2.1
Banking	58,775	1.6		31,338	1.2
Beverage, Food & Tobacco	26,830	0.7		43,420	1.7
Capital Equipment	185,880	5.1		153,448	6.1
Chemicals, Plastics & Rubber	974	0.0	*	555	0.0	*
Construction & Building	165,069	4.5		99,032	3.9
Consumer Goods: Durable	37,436	1.0		43,879	1.7
Consumer Goods: Non-Durable	58,459	1.6		47,767	1.9
Containers, Packaging & Glass	13,582	0.4		13,978	0.6
Energy: Oil & Gas	126	0.0	*	19,939	0.8
Environmental Industries	57,684	1.6		36,964	1.5
FIRE: Finance	235,187	6.5		188,094	7.4
FIRE: Insurance	25,588	0.7		23,624	0.9
FIRE: Real Estate	78,110	2.1		82,981	3.3
Healthcare & Pharmaceuticals	550,246	15.0		354,470	14.0
High Tech Industries	465,850	12.7		208,931	8.3
Hotels, Gaming & Leisure	107	0.0	*	95	0.0	*
Media: Advertising, Printing & Publishing	199,155	5.5		148,571	5.9
Media: Broadcasting & Subscription	1,120	0.0	*	1,663	0.1
Media: Diversified & Production	110,794	3.0		93,116	3.7
Services: Business	758,892	20.7		434,280	17.2
Services: Consumer	210,100	5.7		167,734	6.6
Telecommunications	85,450	2.3		74,679	3.0
Transportation: Cargo	148,847	4.1		107,424	4.2
Utilities: Electric	62,986	1.7		40,039	1.6
Wholesale	36,491	1.0		35,842	1.4
Total	$3,662,029	100.0%		$2,528,167	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	3,323,994	90.8
3	310,398	8.5
4	26,517	0.7
5	1,120	0.0 *
Total	$3,662,029	100.0%
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
As of September 30, 2024, there were ten borrowers with loans or preferred equity investments on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve”), Avison Young (USA) Inc. (“Avison Young”), BTR Opco LLC (fka Born To Run, LLC), INH Buyer, Inc., Matrix Parent, Inc., MV Receivables II, LLC, Sandvine Corporation, Sound Inpatient Physicians, Inc. (“SIP”), Thrasio, LLC (“Thrasio”) and Vice Acquisition Holdco, LLC), and these investments totaled $23.6 million at fair value, or 0.6% of our total investments at fair value at September 30, 2024. As of December 31, 2023, there were four borrowers with loans or preferred equity investments on non-accrual status (Arcserve, Avison Young, SIP and Thrasio) and these investments totaled $12.4 million at fair value, or 0.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	Three months ended September 30,
	2024	2023
Total investment income	$113,319	$59,212
Total operating expenses	60,522	28,040
Net investment income before income taxes	52,797	31,172
Income taxes, including excise taxes	199	150
Net investment income	52,598	31,022
Net realized gain (loss) on investments	495	38
Net realized gain (loss) on foreign currency forward contracts	(25)	(2)
Net realized gain (loss) on foreign currency and other transactions	(220)	(10)
Net realized gain (loss)	250	26
Net change in unrealized gain (loss) on investments	10,002	(2,668)
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,786)	1,948
Net unrealized gain (loss) on foreign currency and other transactions	(2,881)	—
Net change in unrealized gain (loss)	5,335	(720)
Net increase (decrease) in net assets resulting from operations	$58,183	$30,328

	Nine months ended September 30,
	2024	2023
Total investment income	$295,115	$155,624
Total operating expenses	154,643	73,348
Net investment income before income taxes	140,472	82,276
Income taxes, including excise taxes	673	534
Net investment income	139,799	81,742
Net realized gain (loss) on investments	719	(622)
Net realized gain (loss) on foreign currency forward contracts	(23)	1,739
Net realized gain (loss) on foreign currency and other transactions	(126)	166
Net realized gain (loss)	570	1,283
Net change in unrealized gain (loss) on investments	15,224	(871)
Net change in unrealized gain (loss) on foreign currency forward contracts	(105)	(1,211)
Net unrealized gain (loss) on foreign currency and other transactions	(2,588)	—
Net change in unrealized gain (loss)	12,531	(2,082)
Net increase (decrease) in net assets resulting from operations	$152,900	$80,943

Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2024	2023
Interest income	$101,733	$55,527
PIK interest income	4,001	1,767
Dividend income (1)	498	128
Other income	3,405	453
Prepayment gain (loss)	1,448	117
Accretion of discounts and amortization of premiums	2,234	1,220
Total investment income	$113,319	$59,212

	Nine months ended September 30,
	2024	2023
Interest income	$266,721	$143,959
PIK interest income	10,003	5,500
Dividend income (2)	1,061	372
Other income	6,065	1,093
Prepayment gain (loss)	3,942	596
Accretion of discounts and amortization of premiums	7,323	4,104
Total investment income	$295,115	$155,624
_________________________________________
(1)During the three months ended September 30, 2024 and 2023, dividend income includes PIK dividends of $431 and $101, respectively.
(2)During the nine months ended September 30, 2024 and 2023, dividend income includes PIK dividends of $975 and $290, respectively.
The increase in total investment income of $54.1 and $139.5 million during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively, is primarily due to the increase in interest income and PIK interest income due to the growth of our investment portfolio and the higher base interest rates during the current year periods. Additionally, the current year periods included an increase in fee income stemming from portfolio investment realizations during the three months ended September 30, 2024 which is included in other income on the consolidated statements of operations.

Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2024	2023
Interest and other debt financing expenses	$37,754	$16,261
Base management fees	11,542	6,206
Incentive fees (1)	8,312	4,332
Professional fees	749	495
Administrative service fees	790	450
General and administrative expenses	1,337	273
Directors’ fees	38	23
Total operating expenses	$60,522	$28,040

	Nine months ended September 30,
	2024	2023
Interest and other debt financing expenses	$95,346	$41,416
Base management fees	30,169	16,435
Incentive fees (1)	21,843	11,563
Professional fees	1,803	1,318
Administrative service fees	2,039	1,212
General and administrative expenses	3,330	1,335
Directors’ fees	113	69
Total operating expenses	$154,643	$73,348
_________________________________________
(1)Incentive fees for the three and nine months ended September 30, 2024 were $8,312 and $21,843, comprised of part one incentive fees of $7,614 and $20,205 and part two capital gains incentive fees of $698 and $1,638, respectively. Incentive fees for the three and nine months ended September 30, 2023 were $4,332 and $11,563, comprised of part one incentive fees of $4,419 and $11,663 and a reversal of previously accrued part two capital gains incentive fees of $87 and $100, respectively. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows (in thousands):

	Three months ended September 30,
	2024	2023
Interest expense - Revolving Credit Facility	$4,898	$—
Interest expense - SPV Credit Facility	7,534	6,422
Interest expense - SPV II Credit Facility	4,473	2,899
Interest expense - SPV III Credit Facility	1,322	—
Interest expense - SPV IV Credit Facility	2,478	—
Interest expense - 2022 ABS	3,221	3,221
Interest expense - 2023 ABS	4,312	755
Interest expense - 2028 Notes	4,710	—
Interest expense - 2029 Notes	2,298	—
Interest expense - Short-Term Borrowings	—	1,386
Amortization of debt issuance costs	2,508	1,578
Total interest and other debt financing expenses	$37,754	$16,261
Average debt outstanding	$1,852,615	$846,873
Average stated interest rate	7.6%	6.9%

	Nine months ended September 30,
	2024	2023
Interest expense - Revolving Credit Facility	$16,029	$—
Interest expense - SPV Credit Facility	18,210	17,632
Interest expense - SPV II Credit Facility	10,605	8,070
Interest expense - SPV III Credit Facility	2,310	—
Interest expense - SPV IV Credit Facility	2,478	—
Interest expense - 2022 ABS	9,663	9,663
Interest expense - 2023 ABS	12,890	755
Interest expense - 2028 Notes	14,130	—
Interest expense - 2029 Notes	2,298	—
Interest expense - Short-Term Borrowings	—	1,465
Amortization of debt issuance costs	6,733	3,831
Total interest and other debt financing expenses	$95,346	$41,416
Average debt outstanding	$1,542,805	$785,129
Average stated interest rate	7.7%	6.4%
The increase in total operating expenses of $32.5 million and $81.3 million during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively, is primarily due to an increase in interest expense, driven by higher average borrowings to support the growth of the portfolio. Additionally, increases in base management fees driven by higher average invested assets, and incentive fees, resulting from higher net investment income contributed to the increase in operating expenses.

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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2024, we recorded a net expense on the consolidated statements of operations of $0.2 million and $0.6 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2023, we recorded a net expense on the consolidated statements of operations of $0.2 million and $0.5 million for U.S. federal excise tax, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, we recorded a net tax expense of zero and 0.1 million, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2023, we recorded a net tax expense of zero and $39 thousand, respectively, on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended September 30, 2024 and 2023, we had sales of investments of $28.0 million and $4.4 million, respectively, resulting in $0.5 million and $38 thousand of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2024 and 2023, we had sales of investments of $45.1 million and $9.0 million, respectively, resulting in $0.7 million and ($0.6) million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2024 and 2023, we had ($25) thousand and ($2) thousand net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2024 and 2023, we had ($23) thousand and $1.7 million net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2024 and 2023, we had ($0.2) million and ($10) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2024 and 2023, we had ($0.1) million and $0.2 million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended September 30, 2024 and 2023, our investments had $10.0 million and ($2.7) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2024 and 2023, our investments had $15.2 million and $(0.9) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three and nine months ended September 30, 2024, the net change in unrealized gain on investments was primarily attributable to broad market movements and improvements in fundamental performance at many of our portfolio companies, partially offset by net unrealized losses attributable to certain portfolio companies that have underlying credit performance concerns that were still held as of September 30, 2024.
During both the three and nine months ended September 30, 2023, the net change in unrealized loss on investments was primarily attributable to unrealized losses on certain portfolio companies that have underlying credit or fundamental performance concerns that were still held as of September 30, 2023.

For the three months ended September 30, 2024 and 2023, our foreign currency forward contracts had ($1.8) million and $1.9 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2024 and 2023, our foreign currency forward contracts had ($0.1) million and ($1.2) million of net change in unrealized gain (loss), respectively.
For the three and nine months ended September 30, 2024, our foreign currency and other transactions had ($2.9) million and ($2.6) million of net change in unrealized gain (loss), respectively. For the three and nine months ended September 30, 2023, there were no foreign currency and other transactions. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $58.2 million and $30.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.34 and $0.30, respectively.
For the nine months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $152.9 million and $80.9 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.99 and $0.92, respectively.
The $27.9 million and $72.0 million increases in net assets resulting from operations during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively, is primarily the result of increased net investment income due to the significant portfolio growth and net gains on investments during the current year periods.
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
As of September 30, 2024, we had $20.4 million in cash and cash equivalents, $22.5 million in restricted cash and cash equivalents at MC Income Plus Financing SPV LLC (the “SPV”), $19.9 million in restricted cash and cash equivalents at MC Income Plus Financing SPV II LLC (the “SPV II”), $3.7 million in restricted cash and cash equivalents at MC Income Plus Financing SPV III LLC (the “SPV III”), $6.1 million in restricted cash and cash equivalents at MC Income Plus Financing SPV IV LLC (the “SPV IV”), $27.7 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) and $10.2 million in restricted cash and cash equivalents at Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”). Additionally, we had $1.9 billion in total debt outstanding with $130.4 million, $138.0 million, $40.0 million and $200.7 million available for additional borrowings on our Revolving Credit Facility (as defined below), SPV Credit Facility (as defined below), SPV III Credit Facility (as defined below) and SPV IV Credit Facility (as defined below), respectively, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, our asset coverage ratio based on aggregate borrowings outstanding was 200% and 204%, respectively.

Cash Flows
For the nine months ended September 30, 2024 and 2023, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $32.8 million and $27.5 million, respectively. For the nine months ended September 30, 2024 and 2023, cash used in operating activities was $1.0 billion and $433.6 million, respectively, primarily driven by purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the nine months ended September 30, 2024 and 2023, cash provided by financing activities was $1.0 billion and $461.2 million, respectively, primarily driven by net borrowings on our debt facilities and proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of September 30, 2024 and December 31, 2023, we had 180,987,700 and 127,232,772 shares outstanding, respectively.
Distributions
Distributions to stockholders are recorded on the applicable record date. The amount, if any, to be distributed to stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2024, totaled $49.3 million ($0.29 per share) and $128.9 million ($0.85 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2023, totaled $27.4 million ($0.28 per share) and $70.3 million ($0.81 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2024 and 2023, no portion of these distributions would have been characterized as a return of capital to stockholders.
We have adopted a dividend reinvestment plan (the "DRIP") that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. On August 23, 2024, the Board approved an amended and restated dividend reinvestment plan (the "Amended and Restated DRIP"), which was amended solely to appoint UMB Fund Services, Inc., as the Plan Administrator (as defined in the Amended and Restated DRIP). See Note 9 to our consolidated financial statements for additional information on our distributions and Amended and Restated DRIP.

Borrowings
Our outstanding debt as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	As of September 30, 2024
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$385,000	$254,606	$251,319	$3,287
SPV Credit Facility	450,000	312,000	308,380	3,620
SPV II Credit Facility	214,113	214,113	212,325	1,788
SPV III Credit Facility	100,000	60,000	58,624	1,376
SPV IV Credit Facility	350,000	149,300	145,800	3,500
2022 ABS (4)	306,000	306,000	303,786	2,214
2023 ABS (5)	185,850	185,850	184,377	1,473
2028 Notes	200,000	200,000	198,059	1,941
2029 Notes	204,000	204,000	202,268	1,732
Total	$2,394,963	$1,885,869	$1,864,938	$20,931
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of September 30, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36.1 million and $81.2 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of September 30, 2024, the 2023 Subordinated Notes (as defined below) totaling $65.3 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

	As of December 31, 2023
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$325,000	$256,808	$253,579	$3,229
SPV Credit Facility	450,000	179,000	178,098	902
SPV II Credit Facility	120,288	120,288	119,240	1,048
2022 ABS (4)	306,000	306,000	300,810	5,190
2023 ABS (5)	185,850	185,850	183,840	2,010
2028 Notes	200,000	200,000	197,767	2,233
Total	$1,587,138	$1,247,946	$1,233,334	$14,612
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of December 31, 2023, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $36.1 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65.3 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with ING Capital, LLC, as administrative agent and joint lead arranger.
The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $450.0 million, subject to the satisfaction of certain conditions. On December 22, 2023, March 18, 2024 and June 27, 2024, we increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $295.0 million of aggregate commitments to $325.0 million, $350.0 million and $385.0 million, respectively, of aggregate commitments. As of September 30, 2024 and December 31, 2023, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $188.0 million and $240.8 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 22.0 million ($15.2 million in U.S. dollars) and AUD 23.5 million ($16.0 million in U.S. dollars), respectively, and Great Britain pounds of £38.4 million ($51.4 million in U.S. dollars) and zero, respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled ($3.0) million and ($2.7) million for the three and nine months ended September 30, 2024, respectively, and zero for both the three and nine months ended September 30, 2023, respectively.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.50% per annum (or, at any time the Rating Condition is satisfied, 1.35% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.8% and 7.9%, respectively.
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
Our ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500.0 million and (b) an amount equal to the sum of (i) $660.9 million plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to us from sales of our equity securities during each quarter following October 20, 2023 and (y) the amount paid or distributed to purchase or redeem our common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $215.0 million. The Revolving Credit Facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the Revolving Credit Facility and fail to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.
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
The period during which we may borrow under the Revolving Credit Facility expires on October 20, 2027, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by October 20, 2028. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and the subsidiary guarantors, subject to certain exceptions. See "Recent Developments" for discussion of a recent amendment to an amendment to the Revolving Credit Facility.

SPV Credit Facilities
SPV Credit Facility
We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. We entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2024 and December 31, 2023, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $796.0 million and $759.1 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 8.2%, respectively.
SPV II Credit Facility
On December 20, 2022, we entered into a senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature, which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, we increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245.4 million. As of September 30, 2024, the aggregate commitments and principal amount outstanding under the SPV II Credit Facility were $214.1 million. As of September 30, 2024 and December 31, 2023, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $334.1 million and $216.1 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 7.7%, respectively.

Under the terms of the SPV II Credit Facility, pursuant to a monthly waterfall and subject to the satisfaction of certain coverage tests and portfolio quality tests, SPV II is permitted to reinvest 25% of principal proceeds during the initial period, with the remaining 75% applied to prepay the SPV II Credit Facility. During the amortization period, pursuant to a monthly waterfall, 100% of principal proceeds must be applied to prepay the SPV II Credit Facility. The SPV II Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV II Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees, breach of covenants, voluntary or involuntary bankruptcy proceedings and change of control of the borrower.
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility allows SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of September 30, 2024 and December 31, 2023, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $94.9 million and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of September 30, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 7.9%.
SPV IV Credit Facility
On July 11, 2024, we entered into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association as administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV IV LLC (“SPV IV”).
The SPV IV Credit Facility allows us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR subject to a SOFR minimum of 0.00% plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of September 30, 2024, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $269.7 million, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of September 30, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.8%.

Borrowing under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both September 30, 2024 and December 31, 2023, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of September 30, 2024 and December 31, 2023, the fair value of our investments held in the 2022 Issuer as collateral was $411.5 million and $425.1 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both September 30, 2024 and December 31, 2023, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.05%. As of both September 30, 2024 and December 31, 2023, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.15%.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
2023 Asset-Backed Securitization
On September 15, 2023, we completed a $251.2 million asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were issued by the 2023 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $160.8 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25.1 million of Class B Senior Secured Notes, which bear interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65.3 million of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”). We retained all of the 2023 Subordinated Notes. The 2023 Class A Notes and the 2023 Class B Notes are included as debt on the consolidated statements of assets and liabilities. As of both September 30, 2024 and December 31, 2023, the 2023 Subordinated Notes were eliminated in consolidation. As of September 30, 2024 and December 31, 2023, the 2023 Class A Notes were accruing at a weighted average interest rate of 8.8% and 8.9%, respectively. As of both September 30, 2024 and December 31, 2023, the 2023 Class B Notes were accruing at a weighted average interest rate of 11.2%.
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
As of September 30, 2024 and December 31, 2023, the fair value of investments that were held in the 2023 Issuer as collateral was $249.4 million and $248.2 million, respectively, and these investments are identified on the consolidated schedule of investments.

Distributions from the 2023 Issuer to us are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
Unsecured Notes
2028 Notes
On November 15, 2023, we entered into a note purchase agreement (the “2028 Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of unsecured notes (the “Series A Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year and $100.0 million in aggregate principal amount of unsecured notes (the “Series B Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year (collectively, the “2028 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The 2028 Notes are guaranteed by our various subsidiaries.
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2024 and December 31, 2023, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.

The 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660.9 million and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the 2028 Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the 2028 Note Purchase Agreement) occurs, the 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.
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
As of both September 30, 2024 and December 31, 2023, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.42%.

2029 Notes
On July 24, 2024, we entered into a note purchase agreement (the “2029 Note Purchase Agreement”) governing the issuance of $156.0 million in aggregate principal amount of unsecured notes (the "Series C Notes"), due July 24, 2029, with a fixed interest rate of 7.47% per year and $48.0 million in aggregate principal amount of unsecured notes (the "Series D Notes"), due September 18, 2029, with a fixed interest rate of 7.47% per year (collectively, the “2029 Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the Series C Notes occurred on July 24, 2024, and the closing for the Series D Notes occurred on September 18, 2024. The 2029 Notes are guaranteed by our various subsidiaries.
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2024, we had $156.0 million in aggregate principal amount of Series C Notes outstanding and $48.0 million in aggregate principal amount of Series D Notes outstanding.
The 2029 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500.0 million and (B) an amount equal to the sum of (i) $660.9 million plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the 2029 Note Purchase Agreement) by us and our subsidiaries during each quarter after October 20, 2023 (other than the proceeds of sales of Equity Interests by and among us and our subsidiaries) and (y) the amount paid or distributed by us to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the 2029 Note from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured
Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the 2029 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.

The 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of September 30, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.47%.

Short-Term Borrowings
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
As of both of September 30, 2024 and December 31, 2023, we had no outstanding Short-Term Borrowings.
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

Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments: As of September 30, 2024 and December 31, 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $745.0 million and $358.8 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of September 30, 2024. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of September 30, 2024, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
Contingencies: As of September 30, 2024, we have recorded a contingent liability related to a Level 1 equity investment, identified on the consolidated schedule of investments, that has a contingency in which a portion of the shares held by us would need to be returned. The contingent liability was initially recorded at an amortized cost of $0.8 million. As of September 30, 2024, the contingent liability is recorded at a fair value of $0.7 million and is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities. For both the three and nine months ended September 30, 2024, the Company recorded an unrealized gain on the contingent liability of $0.1 million which is included in net change in unrealized gain (loss) on foreign currency and other transactions on the consolidated statements of operations. Please refer to the footnotes to the schedule of investments as of September 30, 2024 for additional information.
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
(2)LSEG LPC’s 2Q24 Sponsored Middle Market Private Deals Analysis – July 2024.
Recent Developments
Change in Transfer Agent: On August 23, 2024, we entered into a transfer agent agreement (the “Transfer Agent Agreement”) with UMB Fund Services, Inc., (“UMB”), pursuant to which UMB was appointed to provide transfer agent services on behalf of us. Either party may terminate the Transfer Agent Agreement at the end of the Initial Term (as defined in the Transfer Agent Agreement) or at the end of any successive Renewal Term (as defined in the Transfer Agent Agreement) upon ninety (90) days’ prior written notice. We expect to complete the transition to UMB, as transfer agent, during the fourth quarter.
On August 23, 2024, our Board approved an amended and restated dividend reinvestment plan (the “Amended and Restated DRIP”), which was amended solely to appoint UMB Fund Services, Inc., as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024.

Distributions: On October 4, 2024, the Board declared the following regular distributions:

Record Date	Payment Date	Amount Per Share
October 15, 2024	December 30, 2024	$0.09
November 14, 2024	December 30, 2024	0.09
December 16, 2024	December 30, 2024	0.09
Total regular distributions declared		$0.27
Additionally, on October 4, 2024, the Board also declared a supplemental dividend of $0.02 per share, to stockholders of record as of the close of business on October 15, 2024, payable on December 30, 2024.
Affiliate Strategic Transaction: On October 22, 2024, Monroe Capital, an affiliate of ours, announced that Monroe Capital has entered into a definitive agreement with Wendel Group (Euronext: MF:FP) (“Wendel”) relating to Wendel’s strategic investment in Monroe Capital.
The transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. In connection with the transaction, we expect to seek approval of a new investment advisory agreement between us and our investment adviser, MC Advisors, an affiliate of Monroe Capital, from the Board and our stockholders, the terms of which are expected to remain substantively similar to the current investment advisory agreement. It is anticipated that all of the officers and investment professionals of MC Advisors will remain at MC Advisors.

Revolving Credit Facility: On October 29, 2024, we entered into an amendment (the “Third Credit Facility Amendment”) to the Revolving Credit Facility. The Third Credit Facility Amendment amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 20, 2027 to October 31, 2028, (ii) extend the stated maturity date from October 20, 2028 to October 31, 2029, (iii) increase the total facility size to an aggregate amount of $567.5 million, (iv) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $800.0 million, (v) remove the credit-spread adjustment for ABR Loans based on Adjusted Term SOFR and for SOFR Loans, (vi) reduce the applicable margin (a) with respect to any ABR Loan, from 1.50% to 1.25% per annum (or, at any time the rating condition is satisfied, from 1.35% to 1.15% per annum), (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or RFR Loan, from 2.50% to 2.25% per annum (or at any time the rating condition is satisfied, from 2.35% to 2.15% per annum), and (vii) reset the minimum shareholders’ equity test and increases the minimum obligors’ net worth test.

The terms of the Third Credit Facility Amendment became effective on October 31, 2024.
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
As of September 30, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the three and nine months ended September 30, 2024, we accrued capital gains incentive fees of $0.7 million and $1.6 million, respectively, based on the performance of our portfolio. During the three and nine months ended September 30, 2024, $31 thousand and $71 thousand, respectively, was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During both the three and nine months ended September 30, 2023, we reversed $0.1 million of previously accrued capital gains incentive fees based on the performance of our portfolio.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 for both the nine months ended September 30, 2024 and 2023.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We are currently assessing the impact of this guidance, however, we do not expect a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements.

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
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Revolving Credit Facility, SPV Credit Facility, SPV II Credit Facility, SPV III Credit Facility, SPV IV Credit Facility and 2023 Class A Notes have a floating interest rate provision, whereas our 2022 Secured Notes, 2023 Class B Notes, 2028 Notes and 2029 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.
Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 300 basis points	$(99,283)	$(34,523)	$(64,760)
Down 200 basis points	(66,955)	(23,015)	(43,940)
Down 100 basis points	(33,704)	(11,508)	(22,196)
Up 100 basis points	34,240	11,508	22,732
Up 200 basis points	68,480	23,015	45,465
Up 300 basis points	102,719	34,523	68,196
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Revolving Credit Facility, SPV Credit Facility, SPV II Credit Facility, SPV III Credit Facility, SPV IV Credit Facility, 2023 Class A Notes or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Currency Risk
We may also have exposure to foreign currencies (currently Canadian dollars, Australian dollars and Great Britain pounds) related to certain investments and Australian dollars and Great Britain pounds borrowings through the Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2024, we had foreign currency forward contracts in place for CAD 29.3 million, AUD 57.8 million and GBP 3.2 million associated with future principal and interest payments on certain investments.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 16, 2024, we issued 15,732,189 shares of our common stock, par value $0.01 per share, at a price of $10.34 per share for proceeds of $162.7 million.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarterly period ended September 30, 2024, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” The Company has adopted insider trading policies and procedures governing the purchase, sale and disposition of the Company's securities by directors and executive officers of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Amended and Restated Bylaws (4)

10.1
Facility Amount Increase Request, dated April 9, 2024, between MC Income Plus Financing SPV II LLC, a wholly-owned subsidiary of the Company as borrower, and the Company, as collateral manager, with KeyBank National Association, as administrative agent and lead arranger, the lenders from time to time party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian.(5)

10.2
Loan, Security and Servicing Agreement, dated as of July 11, 2024, by and among the SPV IV LLC, as borrower; the Company, as the servicer; the lenders from time to time party thereto; Capital One, National Association, as administrative agent, and as swingline lender thereunder; U.S. Bank Trust Company, National Association, as collateral custodian and as the collateral administrator; and U.S. Bank National Association, as the document custodian.(6)

10.3	Purchase and Sale Agreement, dated as of July 11, 2024, by and among the Company, as seller, and the SPV IV LLC, as buyer.(6)

10.4	Master Participation Agreement, dated as of July 11, 2024, by and among the Company, as seller, and the SPV IV LLC, as buyer.(6)

10.5	Note Purchase Agreement, dated July 24, 2024 by and among the Company and the purchasers party thereto.(7)

10.6	Amended and Restated Dividend Reinvestment Plan of Monroe Capital Income Plus Corporation(8)

10.7	Transfer Agent Agreement between the Company and UMB Fund Services, Inc., as transfer agent.(8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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
(5)Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 9, 2024.
(6)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 17, 2024.
(7)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2024.
(8)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 28, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2024	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: November 8, 2024	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation