Form 10-K
period 2024-12-31
Monroe Capital Income Plus Corp
filed 2025-02-28
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2024, there was no established public market for the Registrant’s common stock.
As of February 27, 2025, the registrant had 198,704,495 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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

PART I
ITEM 1. BUSINESS
FORMATION OF OUR COMPANY AND OFFERING OF OUR SHARES
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
We commenced our loan origination and investment activities contemporaneously with the initial closing of an initial private offering (the “Initial Private Offering”) on January 15, 2019 (the “Initial Closing Date”). On November 16, 2020, we held the final closing of our Initial Private Offering. In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million. In connection with the Second Private Offering (as defined below), as of December 31, 2024, we have issued 182,449,508 shares of common stock to our investors for an aggregate purchase price of $1.9 billion.
Effective as of June 15, 2023, we amended our charter to increase the number of shares of common stock we are authorized to issue from 100,000,000 to 300,000,000.
The following table summarizes the issuance of shares of our common stock pursuant to the Initial Private Offering (in thousands except shares and per share data) as of December 31, 2024:

Date	NAV Per Share	Shares Issued	Proceeds
Initial Private Offering:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	10.00	1,596,600	15,966
April 4, 2019	10.00	275,500	2,755
April 8, 2019	10.00	21,000	210
July 1, 2019	10.00	2,384,300	23,843
October 1, 2019	10.00	1,527,500	15,275
January 2, 2020	10.00	2,036,841	20,369
May 15, 2020	9.29	1,580,867	14,686
August 17, 2020	9.50	1,049,263	9,968
November 16, 2020	9.60	2,068,125	19,854
Total		13,557,496	$133,101

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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) as of December 31, 2024:

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
August 18, 2021	9.94	6,086,569	60,500
November 17, 2021	10.06	7,959,940	80,077
March 15, 2022	10.10	12,173,590	122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
November 15, 2022	10.10	8,895,565	89,845
March 16, 2023	10.13	9,474,500	95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
November 16, 2023	10.25	17,490,825	179,281
March 15, 2024	10.24	25,864,010	264,847
May 16, 2024	10.34	11,786,647	121,874
August 16, 2024	10.34	15,732,189	162,671
November 15, 2024	10.39	16,211,723	168,440
Total		182,449,508	$1,860,551
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

The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn (in thousands except shares and per share data) as of December 31, 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Shares Repurchased:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
December 15, 2022	10.10	208,828	2,110
March 30, 2023	10.13	906,750	9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
December 28, 2023	10.25	2,050,939	21,022
March 28, 2024	10.24	1,996,254	20,442
June 27, 2024	10.34	1,142,195	11,810
September 27, 2024	10.34	1,752,160	18,118
December 27, 2024	10.39	932,567	9,689
Total		11,387,389	$116,786
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
Since the commencement of our operations, we have grown the fair value of our portfolio of investments to approximately $4.0 billion at December 31, 2024. Our portfolio at December 31, 2024 consists of 233 different portfolio companies and our holdings include senior secured loans, unitranche secured loans, junior secured loans and equity investments. As of December 31, 2024, our portfolio included approximately 87.1% senior secured loans, 3.7% unitranche secured loans, 4.4% junior secured loans and 4.8% equity securities. As of December 31, 2024, we have borrowed $481.1 million under our senior secured revolving credit facility (the “Revolving Credit Facility”), $243.3 million under our secured revolving credit facility (the “SPV Credit Facility”), $196.0 million under our senior secured term credit facility (the “SPV II Credit Facility”), $75.0 million under our secured revolving credit facility (the “SPV III Credit Facility”), $248.6 million under our second secured revolving credit facility (the “SPV IV Credit Facility”), $294.6 million on our 2022 asset-backed securitization (the “2022 ABS”), $209.1 million on our 2023 asset-backed securitization (the “2023 ABS”), $200.0 million in senior unsecured notes (the “2028 Notes”) and $204.0 million in senior unsecured notes (the “2029 Notes”).
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

In addition to his role with Monroe Capital, Mr. Koenig serves as an interested director on the Board. Mr. Koenig has approximately 40 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Mr. Solimene Jr. is joined on MC Advisors’ investment committee by Zia Uddin and Michael Egan, each of whom is a senior investment professional at Monroe Capital. Mr. Uddin also serves as the President and Co-Portfolio Manager, Institutional Portfolios at Monroe Capital. Mr. Uddin has more than 30 years of management consulting, corporate finance, private equity, turnaround and investing experience. Prior to Monroe Capital, Mr. Uddin worked at organizations including two middle market private equity funds and Arthur Andersen LLP. Mr. Egan also serves as the Vice Chairman and Chief Credit Officer at Monroe Capital. Mr. Egan has more than 40 years of experience in commercial finance, credit administration, banking and distressed investing. Prior to Monroe Capital, Mr. Egan worked at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.
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
As of January 1, 2025, Monroe Capital had approximately $20.3 billion in assets under management. Over its more than twenty-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 540 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2024, Monroe Capital’s investment professionals invested in over 2,200 loans and related investments in an aggregate amount of over $47.7 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

On October 22, 2024, Monroe Capital announced that certain affiliates, including but not limited to MC Management, Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, "Monroe"), entered into an equity purchase agreement, dated as of October 21, 2024, pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE (collectively, with its affiliates, "Wendel"), will acquire a 75% interest in Monroe.

Monroe Capital will continue to operate independently, retaining its current governance and leadership structure, including Theodore L. Koenig as Chief Executive Officer and Chairman, Zia Uddin as President, Michael Egan as Vice Chairman and Chief Credit Officer, and Tom Aronson as Vice Chairman and Head of Originations. Monroe Capital's investment process, strategy and operations will remain the same, and the investment advisory agreements between Monroe Capital (and its affiliates) and its client funds, including its BDCs, are expected to remain substantively the same.

INVESTMENT STRATEGY
Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) Securitized Products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. We do not target any specific industry, however, as of December 31, 2024, our largest industry concentration of investments were in the Services: Business, Healthcare & Pharmaceuticals and High Tech Industries which represented approximately 22.5%, 14.8% and 12.4%, respectively, of the fair value of our portfolio.
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
BUSINESS STRATEGY
We believe that we represent an attractive investment opportunity for the following reasons:
Deep, Experienced Management Team. We are led by Mr. Koenig, our Chairman and Chief Executive Officer, and Mr. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, who also have active roles within MC Advisors. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 275 professionals. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2024, Monroe Capital’s investment professionals invested in over 2,200 loans and related investments in an aggregate amount of over $47.7 billion.
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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed more than 2,100 investment opportunities during 2024. Monroe Capital’s over 2,200 previously executed transactions, over 540 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.
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

Investments
We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $75.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2024, as well as the top ten industries in which we were invested as of December 31, 2024, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Security Services Acquisition Sub Corp.	$70,709	1.8%
Xpress Wellness, LLC	65,560	1.6
Dusk Acquisition II Corporation	64,828	1.6
ZI Intermediate II, Inc.	60,998	1.5
Bluesight, Inc.	60,702	1.5
BLP Buyer, Inc.	59,461	1.5
NationsBenefits, LLC	55,908	1.4
Parkhub, Inc.	54,825	1.4
EverService Midco, LLC	54,725	1.4
Freedom U.S. Acquisition Corporation	51,439	1.3
Total	$599,155	15.0%

Industry	Fair Value of Investments	Percentage of Total Investments
Services: Business	$901,082	22.5%
Healthcare & Pharmaceuticals	594,527	14.8
High Tech Industries	497,616	12.4
Services: Consumer	240,488	6.0
FIRE: Finance	233,307	5.8
Construction & Building	222,008	5.5
Media: Advertising, Printing & Publishing	197,904	4.9
Capital Equipment	187,727	4.7
Transportation: Cargo	172,550	4.3
Media: Diversified & Production	111,259	2.8
Total	$3,358,468	83.7%

INVESTMENT PROCESS OVERVIEW
We view our investment process as consisting of the phases described below:
Origination. MC Advisors develops investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with 11 offices across the United States, Asia and Australia. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors generally seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.
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

Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. The MC Advisors’ investment committee considers its comprehensive new business presentation to approve or decline each investment. The MC Advisors’ investment committee includes Messrs. Uddin, Solimene Jr. and Egan. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least two members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	3,691,716	92.1
3	282,635	7.1
4	33,755	0.8
5	867	0.0 *
Total	$4,008,973	100.0%
___________________________________________________
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
While the Investment Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. See "Recent Developments" for additional information on our Investment Advisory Agreement.

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
Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Board most recently reapproved the Administration Agreement on November 4, 2024. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2024, 2023 and 2022, we incurred $9.0 million, $5.9 million and $3.7 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $3.0 million, $1.7 million and $1.1 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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
Board Approval of the Investment Advisory Agreement
At a virtual meeting of our Board held on November 4, 2024, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to reapprove the Investment Advisory Agreement in accordance with the requirements of the 1940 Act. In reliance upon certain exemptive relief provided by the SEC for in-person meetings, the Board undertook to ratify the Investment Advisory Agreement at its next in-person meeting. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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

•Investment Performance. Our Board reviewed our performance, as well as comparative data with respect to the investment performance of other externally managed BDCs. Our Board concluded that MC Advisors was delivering results consistent with our investment objective over the most recently completed period.
•Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.
Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the investment advisory agreement and its continuation as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided. Refer to "Recent Developments" for additional information on the Investment Advisory Agreement.
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

LIQUIDITY OPTIONS
From time to time, we may offer stockholders the opportunity to participate in a liquidity event, which could include, among other options: (i) a share repurchase program; (ii) optional exchange of outstanding shares of common stock for shares of Monroe Capital Corporation, a publicly traded BDC (“MRCC”) that is also externally managed by MC Advisors; (iii) a merger or another transaction approved by the Board in which stockholders will receive cash or shares of a listed company; (iv) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (v) an orderly wind down and/or liquidation.
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
ELECTION TO BE TAXED AS A RIC
As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we are generally required to distribute to our stockholders, on a timely basis for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC
If we continue to:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains, defined as net long-term capital gains in excess of net short-term capital losses we distribute to our stockholders.
We will be subject to U.S. federal income tax imposed at corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.
In addition, we will be subject to a 4% U.S. nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For the years ended December 31, 2024, 2023 and 2022, we recorded $1.1 million, $0.5 million and $0.1 million, respectively, on our consolidated statements of operations for U.S. federal excise taxes.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities, and net income from certain “qualified publicly traded partnerships” (as defined in the Code) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, or of two or more issuers that are controlled by us and which are determined, under applicable Code rules, to be engaged in the same or similar or related trades or businesses or (iii) in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
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

In order to prevent our receipt of income that would not satisfy the 90% Income Test, we have established and may establish additional special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income tax and other taxes, and therefore would be expected to achieve a reduced after-tax yield.
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
Because any original issue discount or other amounts accrued are included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level U.S. federal income tax.
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
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on any “excess distribution” or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from our PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% U.S. federal excise tax.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (a “CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains) whether or not the corporation makes an actual distribution during such year. If we are required to include such deemed distributions from a CFC in its income, we will be required to distribute such income to maintain RIC tax treatment and avoid application of the 4% U.S. federal excise tax regardless of whether or not the CFC makes an actual distribution during such year.

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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.
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
Failure to Qualify as a RIC
If we are unable to qualify for treatment as a RIC and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
As of December 31, 2024, affiliates of MC Advisors manage other assets in 11 closed-end funds, one small business investment company, 27 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on similar investment types, but which may be backed by venture capital. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that may be suitable for us and such other investment funds or other investment vehicles.
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

•The 1940 Act allows us to incur additional leverage, which could increase the risk of investing in us.
•We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
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
•A majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
•We may choose to pay a portion of our dividends in our own stock, in which case you may be subject to tax in excess of the cash you receive.
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
We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly those who comprise the MC Advisors’ investment committee. The individual investment committee members may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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
The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, the individual investment committee members have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
As of December 31, 2024, MC Advisors manages other assets in MRCC, and affiliates of MC Advisors manage other assets in 11 closed-end funds, one small business investment company, 27 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on similar investment types, but which may be backed by venture capital. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.
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
We and our affiliates expect to hold controlling and non-controlling interests in other private fund managers which could preclude us from pursuing certain investments. In addition, from time to time, we may lend to, or otherwise invest in, unaffiliated registered investment advisors, which may create conflicts of interest.
We and our affiliates expect to hold interests in, or otherwise acquire, other private fund managers (“Target Managers”). A Target Manager may have access to material non-public information that may be attributable to us, MC Advisors, MC Management and their affiliates and thus preclude us from pursuing certain investments that could be attractive and profitable for us. In addition, a Target Manager’s advisory clients may make investments or take positions that conflict or compete with investments held or targeted by us.

While MC Advisors will perform diligence on Target Managers (including background checks on key personnel of the management team), it will be difficult, and likely impossible, for MC Advisors to protect itself and us from the risk of Target Manager fraud, misrepresentation, failure to comply with applicable legal, registration, tax or regulatory requirements. Target Managers, and the funds they manage, might become involved in litigation or regulatory actions for any number of reasons. If any Target Manager or its fund(s) are so involved, they could be exposed to substantial liabilities or losses, which could in turn materially and adversely affect MC Advisors and us and cause reputational damage to MC Advisors and/or us.

In addition, we may lend to, or otherwise invest in, currently unaffiliated registered investment advisers (“RIAs”) from time to time, subject to the restrictions under the 1940 Act. Such RIAs may include wealth managers or other advisers who do or could offer to, or acquire for, their end clients (through a platform or otherwise) our common stock or the limited partner interests or other similar interests in funds or other investment vehicles managed by MC Advisors, MC Management or their affiliates (collectively, “Monroe Interests”). As such, a conflict of interest may arise because either MC Advisors could be perceived to lend or otherwise invest in the RIA, to incentivize the RIA to sell Monroe Interests or the RIA could be perceived to offer or acquire Monroe Interests to incentivize MC Advisors cause us to make a loan to the RIA.
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
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
We have elected to be treated as a RIC under Subchapter M of the Code, have qualified and intend to continue to qualify to be treated as a RIC; however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To qualify as a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us. In order to qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to U.S. federal income tax, the resulting U.S. federal income tax could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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
We may need additional capital to fund new investments and grow our portfolio of investments. As such, we are offering our common stock in a continuous private offering pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended, and have entered into several forms of leverage in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market-to-market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments.
We could raise capital through other channels.
We may determine to raise capital through other channels, including through additional private offerings, public offerings or a liquidity event. Capital raised through other channels could subject us to additional regulatory requirements. These additional provisions could, among other things, affect our stockholders and limit the ability of the Company and MC Advisors to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements. For example, we have submitted an application to the SEC requesting exemptive relief that would permit us to offer multiple classes of common stock that may have varying sales loads and asset-based service and/or distribution fees. To the extent we receive such relief and offer multiple class of shares, we will be subject to additional regulatory requirements and will incur additional costs related to such additional regulatory requirements. No assurances can be given that we will receive such requested exemptive relief.
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
Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax imposed at corporate rates.
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
•the majority of our leverage facilities are, and any other credit facility we may enter into would be, subject to various financial and operating covenants, which can include that our portfolio of investments satisfies certain eligibility and concentration limits as well as valuation methodologies; and
•we bear the cost of issuing and paying interest on our leverage facilities, which costs are entirely borne by our common stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2) (3)	-28.41%	-17.96%	-7.51%	2.94%	13.39%
_____________________________________________________
(1)The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)Assumes $4.3 billion in total assets, $2.2 billion in debt outstanding, of which $2.2 billion is senior securities outstanding, $2.1 billion in net assets and an average cost of funds of 6.89%, which was the weighted average interest rate of borrowings as of December 31, 2024. The interest rates on our secured revolving credit facilities, senior secured term credit facility and 2023 Class A-R Notes are variable rates. Actual interest payments may be different.
(3)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2024 total portfolio assets of at least 3.59%.
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
As of December 31, 2024, a substantial portion of our assets were held in MC Income Plus Financing SPV, LLC (the “SPV”), MC Income Plus Financing SPV II, LLC (the “SPV II”), MC Income Plus Financing SPV III, LLC (the “SPV III”), MC Income Plus Financing SPV IV, LLC (the “SPV IV”), Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) and Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”), our wholly owned subsidiaries, and were pledged as collateral under our leverage facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has adopted rules that, among other matters, establish a framework for the reporting of climate-related risks; however, the future status of such rules is uncertain at this time. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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
A majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. A majority of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We generally employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.
We adjust quarterly the valuation of our portfolio to reflect the determination of our Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.
Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service, and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any new legislation being enacted is uncertain. Any new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

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
In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, administrative expenses payable to MC Management, as administrator, to compensate them for accounting, legal and administrative personnel, auditing and legal fees and similar expenses.

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
Terrorist acts, acts of war, including the ongoing military conflict in the Middle East and Europe, global health emergencies, or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
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
A data breach could negatively impact our business and result in significant penalties.
MC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and MC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on MC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.

Breach of these laws could result in significant financial penalties for MC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, MC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While MC Advisors intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that MC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject MC Advisors or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
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
Political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration could materially impact our business operations and financial performance and business and financial performance of our portfolio companies.
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
Changes to United States tariff and import/export regulations could negatively affects us and our portfolio companies.
The U.S has recently enacted and proposed to enact significant new tariffs. Additionally, the U.S. administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and trade between the impacted nations and the U.S.
Any of these factors could impact economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations. In turn, potentially impacting our business, the business of our portfolio companies, our financial condition and results of operations.

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
As of December 31, 2024, our investments in the Services: Business industry represented approximately 22.5% of the fair value of our portfolio. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
We may be subject to risks associated with our investments in the healthcare and pharmaceuticals industry.
As of December 31, 2024, our investments in the Healthcare & Pharmaceuticals industry represented approximately 14.8% of the fair value of our portfolio. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
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
As of December 31, 2024, our investments in the High Tech Industries industry represented approximately 12.4% of the fair value of our portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments include original issue discount (“OID”) components and may include PIK interest or PIK dividend components. For the year ended December 31, 2024, PIK interest and PIK dividends comprised approximately 3.9% and 0.3% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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
We may choose to pay a portion of our dividends in our own stock, in which case you may be subject to tax in excess of the cash you receive.
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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.
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
Governance
Our cybersecurity program is managed by Monroe Capital’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Monroe Capital’s Head of Information Technology, who has a bachelor’s degree in systems engineering and over 13 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CSIRT includes members of Monroe Capital’s senior executive management, including its Chief Operating Officer, Chief Compliance Officer and the Head of Information Technology, who acts as chairperson of the ISC. The ISC is comprised of Monroe Capital’s Head of Information Technology, Chief Operating Officer and Chief Compliance Officer. The purpose of the ISC is to protect Monroe Capital’s technology, data and information, and the ISC is tasked with responding to technology and data security incidents. The ORC is a cross-functional committee that governs and oversees the Monroe Capital enterprise risk management program, including cybersecurity. The ORC includes members of Monroe Capital’s senior executive management, including its President, Chief Compliance Officer, Chief Operating Officer, who acts as chairperson of the ORC, Chief Credit Officer, Chief Financial Officer - Investment Funds and Chief Financial Officer - Management Company. The ORC, through regular consultation with the Monroe Capital internal cybersecurity team and employees of MC Advisors and MC Management, assesses, discusses and prioritizes Monroe Capital’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.
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

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Austin, Texas; Boston, Massachusetts; Miami, Florida; Naples, Florida; Farmington, Connecticut; Seoul, South Korea; and Sydney, Australia. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
Our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. As of February 27, 2025, there were 9,401 holders of record of our common stock. Except as previously reported by us on our current reports on Form 8-K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
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
We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of December 31, 2024, our portfolio included approximately 87.1% senior secured loans, 3.7% unitranche secured loans, 4.4% junior secured loans and 4.8% equity securities, compared to December 31, 2023, when our portfolio included approximately 85.9% senior secured loans, 7.3% unitranche secured loans, 3.5% junior secured loans and 3.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Initial Private Offering (in thousands except shares and per share data) as of December 31, 2024:

Date	NAV Per Share	Shares Issued	Proceeds
Initial Private Offering:
January 15, 2019	$10.00	1,017,500	$10,175
April 2, 2019	10.00	1,596,600	15,966
April 4, 2019	10.00	275,500	2,755
April 8, 2019	10.00	21,000	210
July 1, 2019	10.00	2,384,300	23,843
October 1, 2019	10.00	1,527,500	15,275
January 2, 2020	10.00	2,036,841	20,369
May 15, 2020	9.29	1,580,867	14,686
August 17, 2020	9.50	1,049,263	9,968
November 16, 2020	9.60	2,068,125	19,854
Total		13,557,496	$133,101
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) as of December 31, 2024:

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
August 18, 2021	9.94	6,086,569	60,500
November 17, 2021	10.06	7,959,940	80,077
March 15, 2022	10.10	12,173,590	122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
November 15, 2022	10.10	8,895,565	89,845
March 16, 2023	10.13	9,474,500	95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
November 16, 2023	10.25	17,490,825	179,281
March 15, 2024	10.24	25,864,010	264,847
May 16, 2024	10.34	11,786,647	121,874
August 16, 2024	10.34	15,732,189	162,671
November 15, 2024	10.39	16,211,723	168,440
Total		182,449,508	$1,860,551

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
On August 23, 2024, our Board approved an amended and restated dividend reinvestment plan (the “Amended and Restated DRIP”) solely to appoint a new transfer agent as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024.
The following table summarizes the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn (in thousands except shares and per share data) as of December 31, 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Shares Repurchased:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
December 15, 2022	10.10	208,828	2,110
March 30, 2023	10.13	906,750	9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
December 28, 2023	10.25	2,050,939	21,022
March 28, 2024	10.24	1,996,254	20,442
June 27, 2024	10.34	1,142,195	11,810
September 27, 2024	10.34	1,752,160	18,118
December 27, 2024	10.39	932,567	9,689
Total		11,387,389	$116,786
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
Portfolio and Investment Activity
During the year ended December 31, 2024, we invested $1.5 billion in 71 new portfolio companies, $611.5 million in 120 existing portfolio companies and had $678.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $1.4 billion for the period.
During the year ended December 31, 2023, we invested $963.5 million in 64 new portfolio companies, $260.4 million in 79 existing portfolio companies and had $179.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $1.0 billion for the period.
During the year ended December 31, 2022, we invested $706.0 million in 63 new portfolio companies, $195.5 million in 57 existing portfolio companies and had $140.6 million in aggregate amount of sales and principal repayments, resulting in net investments of $761.0 million for the period.

The following table shows portfolio yield by security type:

	December 31, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.4%	10.4%	11.8%	11.8%
Unitranche secured loans	11.4	11.9	13.1	13.5
Junior secured loans	11.0	11.0	10.8	10.8
Equity securities	9.1	9.1	8.3	8.3
Total	10.4%	10.5%	11.8%	11.9%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$3,491,117	87.1%	$2,171,243	85.9%
Unitranche secured loans	148,531	3.7	184,853	7.3
Junior secured loans	177,677	4.4	87,986	3.5
Equity securities	191,648	4.8	84,085	3.3
Total	$4,008,973	100.0%	$2,528,167	100.0%
Our portfolio composition at December 31, 2024 remained relatively consistent with our portfolio at December 31, 2023. As of December 31, 2024 our yields decreased compared to December 31, 2023, primarily due to decreases in base rates on our loan portfolio and moderate spread compression.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$23,854	0.6%	$23,871	0.9%
Automotive	66,253	1.7	52,433	2.1
Banking	43,672	1.1	31,338	1.2
Beverage, Food & Tobacco	27,414	0.7	43,420	1.7
Capital Equipment	187,727	4.7	153,448	6.1
Chemicals, Plastics & Rubber	—	—	555	0.0 *
Construction & Building	222,008	5.5	99,032	3.9
Consumer Goods: Durable	71,293	1.8	43,879	1.7
Consumer Goods: Non-Durable	48,784	1.2	47,767	1.9
Containers, Packaging & Glass	40,136	1.0	13,978	0.6
Energy: Oil & Gas	118	0.0 *	19,939	0.8
Environmental Industries	68,253	1.7	36,964	1.5
FIRE: Finance	233,307	5.8	188,094	7.4
FIRE: Insurance	—	—	23,624	0.9
FIRE: Real Estate	81,966	2.1	82,981	3.3
Healthcare & Pharmaceuticals	594,527	14.8	354,470	14.0
High Tech Industries	497,616	12.4	208,931	8.3
Hotels, Gaming & Leisure	123	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	197,904	4.9	148,571	5.9
Media: Broadcasting & Subscription	867	0.0 *	1,663	0.1
Media: Diversified & Production	111,259	2.8	93,116	3.7
Retail	14,566	0.4	—	—
Services: Business	901,082	22.5	434,280	17.2
Services: Consumer	240,488	6.0	167,734	6.6
Telecommunications	101,469	2.5	74,679	3.0
Transportation: Cargo	172,550	4.3	107,424	4.2
Utilities: Electric	13,764	0.3	40,039	1.6
Wholesale	47,973	1.2	35,842	1.4
Total	$4,008,973	100.0%	$2,528,167	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	3,691,716	92.1
3	282,635	7.1
4	33,755	0.8
5	867	0.0 *
Total	$4,008,973	100.0%
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
As of December 31, 2024, there were 11 borrowers with loans or preferred equity investments on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve”), Avison Young (USA) Inc. (“Avison Young”), BTR Opco LLC (fka Born To Run, LLC), INH Buyer, Inc., MV Receivables II, LLC, Prototek LLC, Reorganized Mobileum AcquisitionCo, LLC (fka Matrix Parent, Inc.), Sandvine Corporation, Streamland Media MidCo LLC, Thrasio, LLC (“Thrasio”) and Vice Acquisition Holdco, LLC), and these investments totaled $28.7 million at fair value, or 0.7% of our total investments at fair value at December 31, 2024. As of December 31, 2023, there were four borrowers with loans or preferred equity investments on non-accrual status (Arcserve, Avison Young, Sound Inpatient Physicians, Inc. and Thrasio) and these investments totaled $12.4 million at fair value, or 0.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Total investment income	$410,919	$224,644	$91,675
Total operating expenses, net of fee waivers	213,863	108,144	41,690
Net investment income before income taxes	197,056	116,500	49,985
Income taxes, including excise taxes	1,206	614	169
Net investment income	195,850	115,886	49,816
Net realized gain (loss) on investments	2,993	(403)	(17)
Net realized gain (loss) on foreign currency forward contracts	(308)	1,755	664
Net realized gain (loss) on foreign currency and other transactions	(467)	272	(4)
Net realized gain (loss)	2,218	1,624	643
Net change in unrealized gain (loss) on investments	1,085	1,459	(5,330)
Net change in unrealized gain (loss) on foreign currency forward contracts	4,588	(4,383)	711
Net unrealized gain (loss) on foreign currency and other transactions	2,732	(28)	1
Net change in unrealized gain (loss)	8,405	(2,952)	(4,618)
Net increase (decrease) in net assets resulting from operations	$206,473	$114,558	$45,841
Investment Income
The composition of our investment income was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$365,634	$207,338	$78,960
PIK interest income	15,868	7,694	5,920
Dividend income (1)	1,599	569	501
Other income	10,887	2,184	2,182
Prepayment gain (loss)	7,036	1,146	1,496
Accretion of discounts and amortization of premiums	9,895	5,713	2,616
Total investment income	$410,919	$224,644	$91,675
_________________________________________
(1)During the years ended December 31, 2024, 2023 and 2022 dividend income includes PIK dividends of $1,403, $484, and $358, respectively.
The increase in total investment income of $186.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, and the increase in investment income of $133.0 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase in interest income and PIK interest income due to the growth of our investment portfolio, partially offset by a declining base rate environment. Additionally, the current year periods included an increase in fee income (included in other income on the consolidated statements of operations) and prepayment gain (loss) (included in interest income on the consolidated statement of operations) stemming from portfolio investment realizations during the year ended December 31, 2024.

Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest and other debt financing expenses	$132,244	$61,928	$21,734
Base management fees, net of base management fee waivers (1)	42,930	23,875	11,310
Incentive fees, net of incentive fee waivers (2)	29,497	16,365	4,876
Professional fees	2,562	1,790	1,656
Administrative service fees	2,961	1,731	1,132
General and administrative expenses	3,519	2,364	900
Directors’ fees	150	91	82
Total operating expenses, net of fee waivers	$213,863	$108,144	$41,690
_________________________________________
(1)Base management fees for the years ended December 31, 2024, 2023 and 2022 were $42,930, $23,875 and $13,011, respectively. MC Advisors elected to voluntarily waive zero, zero and $1,701 of such base management fees for the years ended December 31, 2024, 2023 and 2022, respectively. Such waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)Incentive fees for the year ended December 31, 2024 were $29,497, comprised of part one incentive fees of $28,169 and part two capital gains incentive fees of $1,328. Incentive fees for the year ended December 31, 2023 were $16,365, comprised of part one incentive fees of $16,531 and a reversal of part two capital gains incentive fees previously accrued of $166. Incentive fees for the year ended December 31, 2022 were $4,876, comprised of part one incentive fees of $7,080 and a return of part two capital gains incentive fees previously accrued of $736. Pursuant to the fee waiver letter, MC Advisors elected to voluntarily waive part one incentive fees of $1,468 for the year ended December 31, 2022. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest expense - Revolving Credit Facility	$20,761	$2,153	$—
Interest expense - SPV Credit Facility	23,106	21,101	9,799
Interest expense - SPV II Credit Facility	14,334	11,040	224
Interest expense - SPV III Credit Facility	3,824	—	—
Interest expense - SPV IV Credit Facility	6,060	—	—
Interest expense - 2022 ABS	12,792	12,884	9,448
Interest expense - 2023 ABS	16,990	5,111	—
Interest expense - 2028 Notes	18,840	1,675	—
Interest expense - 2029 Notes	6,108	—	—
Interest expense - Short-Term Borrowings	—	2,223	—
Amortization of debt issuance costs	9,429	5,741	2,263
Total interest and other debt financing expenses	$132,244	$61,928	$21,734
Average debt outstanding	$1,623,935	$828,682	$409,913
Average stated interest rate	7.6%	6.8%	4.7%
The increase in total operating expenses of $105.7 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to an increase in interest expense, primarily driven by higher average borrowings to support the growth of the portfolio and a higher average cost of borrowings. Additionally, increases in base management fees were driven by higher average invested assets, and incentive fees, resulting from higher net investment income, contributed to the increase in operating expenses. The increase in total operating expenses of $66.5 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily a result of an increase in interest expense, driven by higher average borrowings to support the growth of the portfolio and increases in effective interest rates on debt as a result of the rising interest rate environment, and increases in base management and incentive fees, net of fee waivers.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2024, 2023 and 2022, we recorded a net expense on the consolidated statements of operations of $1.1 million, $0.5 million and $0.1 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2024, 2023 and 2022, we recorded a net tax expense of $0.1 million, $0.1 million and $43 thousand, respectively, on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)
During the years ended December 31, 2024, 2023 and 2022, we had sales or dispositions of investments resulting in $3.0 million, $(0.4) million and $(17.0) thousand of net realized gain (loss) on investments, respectively. The net realized gains during the year ended December 31, 2024 were primarily related to the gain on the disposition of the equity of SoundHound AI, Inc. (fka Amelia Holding II, LLC). The net realized losses during the year ended December 31, 2023 were primarily related to the realization of the previously recorded unrealized losses on our investment in Oceana Australian Fixed Income Trust, partially offset by gains on the disposition of the equities of American Virtual Cloud Technologies, Inc., MarkLogic Corporation, and MCP Shaw Acquisitionco, LLC. The net realized losses during the year ended December 31, 2022 were primarily related to the realization of the previously recorded unrealized losses on our investment in Light Wave Dental Management, LLC, partially offset by the realization of the previously recorded unrealized gains on our investment in Recorded Future, Inc.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2024, 2023 and 2022, we had $(0.3) million, $1.8 million and $0.7 million of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2024, 2023 and 2022 we had $(0.5) million, $0.3 million and $(4) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the years ended December 31, 2024, 2023 and 2022, our investments had $1.1 million, $1.5 million and $(5.3) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the year ended December 31, 2024, the net change in unrealized gain on investments was primarily attributable to broad market movements, including spread tightening and improvements in fundamental performance at many of our portfolio companies, partially offset by net unrealized losses attributable to certain portfolio companies that have underlying credit performance concerns that were still held as of December 31, 2024.
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
For the years ended December 31, 2024, 2023 and 2022 our foreign currency forward contracts had $4.6 million, $(4.4) million and $0.7 million of net change in unrealized gain (loss), respectively.
For the years ended December 31, 2024, 2023 and 2022, our foreign currency and other transactions had $2.7 million, $(28) thousand and $1 thousand of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2024, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $206.5 million, $114.6 million and $45.8 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2024, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $1.27, $1.19 and $0.83, respectively.

The $91.9 million increase in net assets resulting from operations during the year ended December 31, 2024, is primarily the result of increased net investment income due to the significant portfolio growth and net gains on the portfolio during the current year period. The $68.8 million increase during the year ended December 31, 2023, is primarily the result of increased net investment income due to the significant portfolio growth and increases in effective interest rates on the portfolio as a result of the rising interest rate environment.
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
As of December 31, 2024, we had $129.6 million in cash and cash equivalents and $124.4 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings of the Company. As of December 31, 2024, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding consisted of the following:

	Restricted cash and cash equivalents	Debt outstanding
Revolving Credit Facility	$ n/a	$481,106
MC Income Plus Financing SPV LLC ("SPV")	28,847	243,300
MC Income Plus Financing SPV II LLC ("SPV II")	20,764	195,998
MC Income Plus Financing SPV III LLC ("SPV III")	3,375	75,000
MC Income Plus Financing SPV IV LLC ("SPV IV")	36,974	248,600
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	25,102	294,609
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	9,328	209,100
2028 Notes	n/a	200,000
2029 Notes	n/a	204,000
Total	$124,390	$2,151,713
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and 2023, our asset coverage ratio based on aggregate borrowings outstanding was 196% and 204%, respectively.
Cash Flows
For the year ended December 31, 2024, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $176.3 million. For the year ended December 31, 2024, cash used in operating activities was $1.3 billion, primarily driven by purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the year ended December 31, 2024, cash provided by financing activities was $1.4 billion, primarily driven by net borrowings on our debt facilities and proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.

For the year ended December 31, 2023, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $25.6 million. For the year ended December 31, 2023, cash used in operating activities was $883.7 million, primarily driven by purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the year ended December 31, 2023, cash provided by financing activities was $909.3 million, primarily driven by net borrowings on our debt facilities and proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
For the year ended December 31, 2022, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $38.2 million. For the year ended December 31, 2022, cash used in operating activities was $705.6 million, primarily driven by purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the year ended December 31, 2022, cash provided by financing activities was $743.8 million, primarily driven by net borrowings on our debt facilities and proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of December 31, 2024 and 2023, we had 198,704,495 and 127,232,772 shares outstanding, respectively.
Distributions
Distributions to stockholders are recorded on the applicable record date. The amount, if any, to be distributed to stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the years ended December 31, 2024, 2023 and 2022 totaled $186.8 million ($1.16 per share), $105.3 million ($1.11 per share) and $44.3 million ($0.82 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. See Note 9 to our consolidated financial statements for information on the tax character of our distributions.
We have adopted a dividend reinvestment plan (the "DRIP") that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. On August 23, 2024, the Board approved an amended and restated dividend reinvestment plan (the "Amended and Restated DRIP"), which was amended solely to appoint a new transfer agent as the Plan Administrator (as defined in the Amended and Restated DRIP). See Note 10 to our consolidated financial statements for additional information on our distributions.

Borrowings
Our outstanding debt as of December 31, 2024 was as follows (in thousands):

	December 31, 2024
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$652,500	$481,106	$474,756	$6,350
SPV Credit Facility	450,000	243,300	239,889	3,411
SPV II Credit Facility	195,998	195,998	194,574	1,424
SPV III Credit Facility	100,000	75,000	73,722	1,278
SPV IV Credit Facility	350,000	248,600	245,185	3,415
2022 ABS (4)	294,609	294,609	293,393	1,216
2023 ABS (5)	209,100	209,100	206,369	2,731
2028 Notes	200,000	200,000	198,178	1,822
2029 Notes	204,000	204,000	202,296	1,704
Total	$2,656,207	$2,151,713	$2,128,362	$23,351
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of December 31, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $34.8 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of December 31, 2024, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

Our outstanding debt as of December 31, 2023 was as follows (in thousands):

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
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments since entering into the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion to $652.5 million of aggregate commitments as of December 31, 2024. See Recent Developments for additional information on the Revolving Credit Facility.
On October 29, 2024, we amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 20, 2027 to October 31, 2028, (ii) extend the stated maturity date from October 20, 2028 to October 31, 2029, (iii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $800,000, (iv) remove the credit-spread adjustment for ABR Loans based on Adjusted Term SOFR and for SOFR Loans, (v) reduce the applicable margin (a) with respect to any ABR Loan, from 1.50% to 1.25% per annum (or, at any time the Rating Condition is satisfied, from 1.35% to 1.15% per annum), (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or RFR Loan, from 2.50% to 2.25% per annum (or at any time the Rating Condition is satisfied, from 2.35% to 2.15% per annum), and (vi) reset the minimum shareholders’ equity test and increases the minimum obligors’ net worth test. The terms of the amendment became effective on October 31, 2024.

As of December 31, 2024 and 2023, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $396.1 million and $240.8 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 22.0 million ($13.6 million in U.S. dollars) and AUD 23.5 million ($16.0 million in U.S. dollars), respectively, and Great Britain pounds of £38,440 ($48.1 million in U.S. dollars) and zero, respectively, and Euros of €22,500 ($23.3 million in U.S. dollars) and zero, respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $2.7 million and $(29) thousand for the year ended December 31, 2024, and 2023, respectively.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.0% and 7.9%, respectively.
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
Our ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500.0 million and (b) an amount equal to the sum of (i) $1.1 billion plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to us from sales of our equity securities during each quarter following October 31, 2024 and (y) the amount paid or distributed to purchase or redeem our common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $500.0 million. The Revolving Credit Facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the Revolving Credit Facility and fail to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.
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

The period during which we may borrow under the Revolving Credit Facility expires on October 31, 2028, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by October 31, 2029. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and the subsidiary guarantors, subject to certain exceptions.
SPV Credit Facilities
SPV Credit Facility
We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. We entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2024 and 2023, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $722.8 million and $759.1 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.0% and 8.2%, respectively.
SPV II Credit Facility
On December 20, 2022, we entered into a senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature, which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, we increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245.4 million. As of December 31, 2024, the aggregate commitments and principal amount outstanding under the SPV II Credit Facility were $196.0 million. As of December 31, 2024 and 2023, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $307.5 million and $216.1 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 6.9% and 7.7%, respectively.

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
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility allows SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of December 31, 2024 and 2023, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $142.2 million and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 7.3%.
SPV IV Credit Facility
On July 11, 2024, we entered into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association as administrative agent, through a special purpose wholly-owned subsidiary, MC Income Plus Financing SPV IV LLC (“SPV IV”).
The SPV IV Credit Facility allows us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR (subject to a SOFR minimum of 0.00%) plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of December 31, 2024 and 2023, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $513.2 million and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.5%.

Borrowing under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both December 31, 2024 and 2023, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
Through April 22, 2024, the 2022 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 Issuer, in accordance with our investment strategy and subject to customary conditions set forth in the documents governing the 2022 ABS, allowing us to maintain the initial leverage in the 2022 ABS. The 2022 Notes are due on April 30, 2032.
As of December 31, 2024 and 2023, the fair value of our investments held in the 2022 Issuer as collateral was $396.6 million and $425.1 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both December 31, 2024 and 2023, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both December 31, 2024 and 2023, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
2023 Asset-Backed Securitization
On September 15, 2023, we completed a $251.2 million asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were executed through a private placement and were issued by the 2023 Issuer, a wholly-owned subsidiary, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. Through November 20, 2024, the 2023 ABS consisted of $160.8 million of Class A Senior Secured Notes, which bore interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25.1 million of Class B Senior Secured Notes, which bore interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65.3 million of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”).

On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 mllion of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both December 31, 2024 and 2023, the 2023 Subordinated Notes were eliminated in consolidation.
As of December 31, 2023, the 2023 Class A Notes were accruing at a weighted average interest rate of 8.9%. As of December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.9%. As of December 31, 2023, the 2023 Class B Notes were accruing at a weighted average interest rate of 11.2%. As of December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
Through November 21, 2026, the 2023 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2023 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2023 ABS, allowing the Company to maintain the initial leverage in the 2023 ABS. The 2023 Notes are due on November 22, 2035.
As of December 31, 2024 and 2023, the fair value of investments that were held in the 2023 Issuer as collateral was $251.8 million and $248.2 million, respectively, and these investments are identified on the consolidated schedule of investments.
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both December 31, 2024 and 2023, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.

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
As of both December 31, 2024 and 2023, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2024, we had $156.0 million in aggregate principal amount of Series C Notes outstanding and $48.0 million in aggregate principal amount of Series D Notes outstanding.

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
As of December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.
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
As of both of December 31, 2024 and 2023, we had no outstanding Short-Term Borrowings.

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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table shows our significant contractual payment obligations for repayment as of December 31, 2024 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Credit Facility	$481,106	$—	$—	$481,106	$—
SPV Credit Facility	243,300	—	—	243,300	—
SPV II Credit Facility	195,998	—	195,998	—	—
SPV III Credit Facility	75,000	—	—	75,000	—
SPV IV Credit Facility	248,600	—	—	248,600	—
2022 ABS	294,609	—	—	—	294,609
2023 ABS	209,100	—	—	—	209,100
2028 Notes	200,000	—	—	200,000	—
2029 Notes	204,000	—	—	204,000	—
Unfunded commitments (1)	896,624	896,624	—	—	—
Total contractual obligations	$3,048,337	$896,624	$195,998	$1,452,006	$503,709
_________________________________________
(1)Unfunded commitments represent all amounts unfunded as of December 31, 2024. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2024.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2024 and 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $896.6 million and $358.8 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of December 31, 2024. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of December 31, 2024, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment where the economy has been resilient and interest rates have begun to subside. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Throughout 2024, the middle market saw continued spread compression but also a significant increase in transaction activity. While spreads tightened and M&A activity and middle market loan volumes increased, the market also saw a trend of generally stable loan-to-value and leverage attachment points. (2) In the fourth quarter of 2024, spreads widened for the first time since the first quarter of 2023. While the pricing increase was modest, the reversal potentially indicates a leveling off in spreads. We believe that the strong economic backdrop coupled with lower interest rates and steady inflation sets the stage for a positive 2025. The dynamics should continue to drive deal flow in the middle market. That said, we note that a softening macroeconomic environment and lingering impact of elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – September 2024.
(2)LSEG LPC’s 4Q24 Sponsored Middle Market Private Deals Analysis – January 2025.

Recent Developments
Distributions: On January 9, 2025, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 15, 2025	March 31, 2025	$0.09
February 14, 2025	March 31, 2025	0.09
March 14, 2025	March 31, 2025	0.09
Total distributions declared		$0.27
Affiliate Strategic Transaction: On October 22, 2024, Monroe Capital LLC (“Monroe Capital”) announced that certain affiliates, including but not limited to MC Management, Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, “Monroe”), entered into an equity purchase agreement, dated as of October 21, 2024, pursuant to which Momentum US Bidco LLC (the “Acquiror”), an affiliate of Wendel SE (collectively, with its affiliates, “Wendel”), will acquire a 75% interest in Monroe, which shall constitute a change of control of MC Advisors (the “Adviser Change in Control”).
The consummation of the Adviser Change in Control would have resulted in an assignment and corresponding termination of the current Investment Advisory Agreement in accordance with the requirements of 1940 Act. As such, MC Advisors, and the Board sought approval from our stockholders of a new investment management agreement (the “New Advisory Agreement”) and such approval was received from our stockholders on February 21, 2025. Under the New Advisory Agreement, there are no changes to the terms, including the fee structure and services to be provided, other than the date and term when compared to the current Investment Advisory Agreement discussed in Note 6 to our consolidated financial statements. MC Advisors will continue to serve as the investment adviser to us and is the counterparty to the New Advisory Agreement, as with the current Investment Advisory Agreement.
The Adviser Change in Control is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. It is anticipated that all of the officers and investment professionals of MC Advisors will remain at MC Advisors following the closing of the transaction.
Revolving Credit Facility; On February 20, 2025, we increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $652.5 million to $682.5 million of aggregate commitments.
SPV V Credit Facility; On February 21, 2025, MC Income Plus Financing SPV V LLC (the "SPV V"), a direct, wholly-owned, consolidated subsidiary of ours entered into a senior secured revolving credit facility (the “SPV V Credit Facility”) with Capital One, National Association, as the administrative agent. The SPV V Credit Facility allows us, through SPV V, to borrow an aggregate principal amount of up to $250.0 million and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $350.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at the election of us, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR (subject to a SOFR minimum of —%) plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility.

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
As of December 31, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the year ended December 31, 2024, we accrued capital gains incentive fees of $1.3 million based on the performance of our portfolio, $0.3 million of which was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement. During the year ended December 31, 2023, we accrued capital gains incentive fees of $0.2 million, which was payable to MC Advisors as a result of net realized gains. Additionally, we reversed $0.4 million of previously accrued capital gains incentive fees based on net unrealized losses. This resulted in a net $0.2 million reversal of previously accrued capital gains incentive fees during the year. During the year ended December 31, 2022, we accrued capital gains incentive fees of $0.1 million, which was payable to MC Advisors as a result of net realized gains. Additionally, we reversed $0.8 million of previously accrued capital gains incentive fees based on net unrealized losses and the reduction in the incentive fee rate. This resulted in a net $0.7 million reversal of previously accrued capital gains incentive fees during the year.

New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We have adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on the accompanying consolidated financial statements. See Note 14 to the accompanying consolidated financial statements for more information on the effects of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements, however, we do not expect a material impact on the accompanying consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. We are currently assessing the impact of this guidance, however, we do not expect a material impact on the accompanying consolidated financial statements.

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
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Revolving Credit Facility, SPV Credit Facility, SPV II Credit Facility, SPV III Credit Facility, SPV IV Credit Facility and 2023 Class A-R Notes have a floating interest rate provision, whereas our 2022 Secured Notes, 2023 Class B-R Notes, 2023 Class C-R Notes, 2028 Notes and 2029 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.
Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 300 basis points	$(108,782)	$(42,216)	$(66,566)
Down 200 basis points	(73,288)	(28,144)	(45,144)
Down 100 basis points	(37,052)	(14,072)	(22,980)
Up 100 basis points	37,657	14,072	23,585
Up 200 basis points	75,314	28,144	47,170
Up 300 basis points	112,971	42,216	70,755
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under our floating rate credit facilities or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Currency Risk
We may also have exposure to foreign currencies (currently Canadian dollars (CAD), Euros (EUR), Australian dollars (AUD) and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2024, we had foreign currency forward contracts in place for EUR 4.4 million, AUD 56.1 million and GBP 2.9 million associated with future principal and interest payments on certain investments.
Inflation and Supply Chain Risk
U.S. inflation rates have fluctuated in recent periods and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies' operations. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation.
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

Management's Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for new public reporting companies.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” The Company has adopted insider trading policies and procedures governing the purchase, sale and disposition of the Company's securities by directors and executive officers of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2024. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Monroe Capital Income Plus Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Monroe Capital Income Plus Corporation and its subsidiaries (collectively, the Company), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year-ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements of the Company as of the years ended December 31, 2023 and 2022, were audited by other auditors whose report dated March 12, 2024, expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2024 by correspondence with the custodians, portfolio companies, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois
February 28, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Monroe Capital Income Plus Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Income Plus Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodians, brokers and/or the underlying investees, or by other appropriate auditing procedures where replies from the custodians, brokers and/or the underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor of one or more investment companies managed by Monroe Capital BDC Advisors, LLC (the Investment Advisor) or its affiliates from 2011 to 2023.

Chicago, Illinois
March 12, 2024

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$3,863,218	$2,452,853
Non-controlled affiliate company investments	145,755	75,314
Total investments, at fair value (amortized cost of: $4,002,785 and $2,523,064, respectively)	4,008,973	2,528,167
Cash and cash equivalents	129,634	17,586
Restricted cash and cash equivalents	124,390	60,169
Net unrealized gain on foreign currency forward contracts	1,501	—
Interest and dividend receivable	39,387	28,914
Other assets	1,265	1,405
Total assets	4,305,150	2,636,241
Liabilities
Debt	2,151,713	1,247,946
Less: Unamortized debt issuance costs	(23,351)	(14,612)
Total debt, less unamortized debt issuance costs	2,128,362	1,233,334
Interest payable	21,325	14,415
Net unrealized loss on foreign currency forward contracts	—	3,087
Payable for unsettled trades	53,458	57,455
Base management fees payable	12,761	7,440
Incentive fees payable	9,540	5,320
Accounts payable and accrued expenses	19,977	12,523
Total liabilities	2,245,423	1,333,574
Commitments and contingencies (See Note 12)
Net Assets
Common stock, $0.001 par value, 300,000 authorized, 198,704 and 127,233 shares issued and outstanding, respectively	$199	$127
Capital in excess of par value	2,018,583	1,282,378
Accumulated undistributed (overdistributed) earnings	40,945	20,162
Total net assets	$2,059,727	$1,302,667
Total liabilities and total net assets	$4,305,150	$2,636,241
Net asset value per share	$10.37	$10.24
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$377,064	$211,362	81,857
Payment-in-kind interest income	15,217	7,637	5,920
Dividend income	1,549	569	501
Other income	10,887	2,019	2,182
Total investment income from non-controlled/non-affiliate company investments	404,717	221,587	90,460
Non-controlled affiliate company investments:
Interest income	5,501	2,835	1,215
Payment-in-kind interest income	651	57	—
Dividend income	50	—	—
Other income	—	165	—
Total investment income from non-controlled affiliate company investments	6,202	3,057	1,215
Total investment income	410,919	224,644	91,675
Operating expenses:
Interest and other debt financing expenses	132,244	61,928	21,734
Base management fees	42,930	23,875	13,011
Incentive fees	29,497	16,365	6,344
Professional fees	2,562	1,790	1,656
Administrative service fees	2,961	1,731	1,132
General and administrative expenses	3,519	2,364	900
Directors’ fees	150	91	82
Operating expenses before fee waivers	213,863	108,144	44,859
Base management fee waivers	—	—	(1,701)
Incentive fee waivers	—	—	(1,468)
Total operating expenses, net of fee waivers	213,863	108,144	41,690
Net investment income before income taxes	197,056	116,500	49,985
Income taxes, including excise taxes	1,206	614	169
Net investment income	195,850	115,886	49,816
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	3,031	(403)	(17)
Non-controlled/affiliate company investments	(38)	—	—
Foreign currency forward contracts	(308)	1,755	664
Foreign currency and other transactions	(467)	272	(4)
Net realized gain (loss)	2,218	1,624	643
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	13,437	(1,242)	(5,634)
Non-controlled/affiliate company investments	(12,352)	2,701	304
Foreign currency forward contracts	4,588	(4,383)	711
Foreign currency and other transactions	2,732	(28)	1
Net change in unrealized gain (loss)	8,405	(2,952)	(4,618)
Net gain (loss)	10,623	(1,328)	(3,975)
Net increase (decrease) in net assets resulting from operations	$206,473	$114,558	$45,841
Per common share data:
Net investment income per share - basic and diluted	$1.20	$1.21	$0.90
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.27	$1.19	$0.83
Weighted average common shares outstanding - basic and diluted	163,042	96,102	55,418
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2021	36,565	$37	$360,955	$8,456	$369,448
Net investment income	—	—	—	49,816	49,816
Net realized gain (loss)	—	—	—	643	643
Net change in unrealized gain (loss)	—	—	—	(4,618)	(4,618)
Issuances of common stock	37,774	38	381,957	—	381,995
Repurchases of common stock	(1,323)	(2)	(13,383)	—	(13,385)
Distributions declared to stockholders	—	—	—	(44,332)	(44,332)
Stock issued in connection with dividend reinvestment plan	1,517	2	15,347	—	15,349
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(472)	472	—
Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916

Net investment income	—	$—	$—	$115,886	$115,886
Net realized gain (loss)	—	—	—	1,624	1,624
Net change in unrealized gain (loss)	—	—	—	(2,952)	(2,952)
Issuances of common stock	52,940	53	540,918	—	540,971
Repurchases of common stock	(4,240)	(5)	(43,337)	—	(43,342)
Distributions declared to stockholders	—	—	—	(105,328)	(105,328)
Stock issued in connection with dividend reinvestment plan	4,000	4	40,888	—	40,892
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(495)	495	—
Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667

Net investment income	—	$—	$—	$195,850	$195,850
Net realized gain (loss)	—	—	—	2,218	2,218
Net change in unrealized gain (loss)	—	—	—	8,405	8,405
Issuances of common stock	69,595	70	717,762	—	717,832
Repurchases of common stock	(5,824)	(6)	(60,053)	—	(60,059)
Distributions declared to stockholders	—	—	—	(186,789)	(186,789)
Stock issued in connection with dividend reinvestment plan	7,700	8	79,595	—	79,603
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,099)	1,099	—
Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$206,473	$114,558	$45,841
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(2,993)	403	17
Net realized (gain) loss on foreign currency forward contracts	308	(1,755)	(664)
Net realized (gain) loss on foreign currency and other transactions	467	(272)	4
Net change in unrealized (gain) loss on investments	(1,085)	(1,459)	5,330
Net change in unrealized (gain) loss on foreign currency forward contracts	(4,588)	4,383	(711)
Net change in unrealized (gain) loss on foreign currency and other transactions	(2,732)	28	(1)
Payment-in-kind interest capitalized	(15,876)	(7,694)	(5,920)
Net accretion of discounts and amortization of premiums	(9,895)	(5,713)	(2,616)
Purchases of investments	(2,127,010)	(1,223,968)	(901,557)
Proceeds from principal payments and sale of investments and settlement of forward contracts	677,378	181,287	141,304
Amortization of debt issuance costs	9,429	5,741	2,263
Changes in operating assets and liabilities:
Interest and dividend receivable	(12,573)	(16,258)	(7,853)
Other assets	140	8,085	(9,478)
Interest payable	6,910	7,126	5,105
Payable for unsettled trades	(3,997)	43,765	13,690
Base management fees payable	5,321	3,188	1,886
Incentive fees payable	4,220	2,016	1,496
Accounts payable and accrued expenses	7,454	2,818	6,235
Net cash provided by (used in) operating activities	(1,262,649)	(883,721)	(705,629)
Cash flows from financing activities:
Borrowings on debt	2,915,521	1,679,829	1,357,900
Repayments of debt	(2,009,017)	(1,195,312)	(943,100)
Proceeds from short-term borrowings	—	180,198	—
Repayments of short-term borrowings	—	(180,198)	—
Debt issuance costs capitalized	(18,168)	(8,439)	(10,562)
Proceeds from issuance of common stock	717,832	540,971	381,995
Repurchases of common stock	(60,059)	(43,342)	(13,385)
Stockholder distributions paid	(107,186)	(64,436)	(28,983)
Net cash provided by (used in) financing activities	1,438,923	909,271	743,865
Net increase (decrease) in cash and restricted cash and cash equivalents	176,274	25,550	38,236
Effect of foreign currency exchange rates	(5)	1	(3)
Cash and restricted cash and cash equivalents, beginning of year	77,755	52,204	13,971
Cash and restricted cash and cash equivalents, end of year	$254,024	$77,755	$52,204
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$115,905	$49,061	$14,366
Cash paid for income taxes, including excise taxes, during the year	$606	$289	$111
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$79,603	$40,892	$15,349
Non-cash purchases of investments	$2,100	$—	$—

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$129,634	$17,586	$5,716
Restricted cash and cash equivalents	124,390	60,169	46,488
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$254,024	$77,755	$52,204
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.33% Cash/ 6.00% PIK	11/3/2023	3/25/2027	157	$155	$156	0.0%
Keel Platform, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.58%	1/24/2024	1/19/2031	1,647	—	—	0.0%
Keel Platform, LLC	(8)	SF	5.25%	9.58%	1/24/2024	1/19/2031	7,896	7,795	7,856	0.4%
SI Holdings, Inc. (Integrated Polymer Solutions)	(11)	SF	5.85%	10.18%	9/3/2024	12/31/2027	5,686	5,633	5,686	0.3%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.18%	7/25/2019	12/31/2027	1,895	1,890	1,895	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.18%	12/24/2019	12/31/2027	989	986	989	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.18%	2/17/2021	12/31/2027	1,711	1,711	1,711	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.18%	6/15/2021	12/31/2027	1,003	993	1,003	0.0%
SI Holdings, Inc. (Integrated Polymer Solutions)	(7)(9)	SF	5.85%	10.18%	8/10/2021	12/31/2027	979	976	979	0.0%
SI Holdings, Inc. (Integrated Polymer Solutions)	(6)(7)(9)	SF	5.85%	10.18%	12/8/2023	12/31/2027	2,181	2,181	2,181	0.1%
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver)	(19)	SF	5.85%	10.18%	7/25/2019	12/31/2027	2,316	—	—	0.0%
							26,460	22,320	22,456	1.1%
Automotive
Burgess Point Purchaser Corporation	(6)	SF	5.35%	9.68%	6/30/2022	7/25/2029	4,900	4,535	4,395	0.2%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.90%	10.49%	8/2/2021	8/2/2027	9,700	9,602	9,642	0.5%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.75%	10.09%	8/2/2021	8/2/2027	2,381	317	316	0.0%
Panda Acquisition, LLC	(6)	SF	9.35%	6.55% Cash/ 7.13% PIK	12/20/2022	10/18/2028	10,032	8,741	8,402	0.4%
Power Stop, LLC	(11)	SF	4.85%	9.36%	3/26/2024	1/26/2027	5,503	5,116	5,244	0.3%
Tenneco Inc.	(6)(8)(35)	SF	5.10%	9.43%	11/3/2023	11/17/2028	13,122	11,991	12,774	0.6%
Truck-Lite Co., LLC		SF	5.75%	10.27%	2/22/2024	2/13/2031	9,793	9,707	9,861	0.5%
Truck-Lite Co., LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.27%	2/22/2024	2/13/2031	1,067	—	—	0.0%
Truck-Lite Co., LLC (Revolver)	(19)	SF	5.75%	10.27%	2/22/2024	2/13/2031	1,067	—	—	0.0%
							57,565	50,009	50,634	2.5%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	14.30%	7/29/2021	7/29/2026	10,125	9,672	6,042	0.3%
StarCompliance MidCo, LLC	(9)	SF	6.10%	10.42%	5/31/2023	1/12/2027	441	434	443	0.0%
StarCompliance MidCo, LLC	(7)(9)(10)(11)	SF	6.10%	10.42%	1/12/2021	1/12/2027	27,375	27,137	27,478	1.3%
StarCompliance MidCo, LLC	(7)	SF	6.10%	10.43%	10/12/2021	1/12/2027	4,253	4,216	4,269	0.2%
StarCompliance MidCo, LLC	(11)	SF	6.10%	10.43%	12/12/2024	1/12/2027	2,509	2,462	2,519	0.1%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	6.10%	10.42%	1/12/2021	1/12/2027	4,234	2,921	2,921	0.2%
							48,937	46,842	43,672	2.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
Demakes Borrower, LLC	(8)	SF	6.00%	10.45%	12/15/2023	12/12/2029	4,829	$4,725	$4,865	0.2%
Demakes Borrower, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.45%	12/15/2023	12/12/2029	1,372	—	—	0.0%
Izzio Artisan Bakery, LLC	(9)(11)	SF	6.00%	10.34%	9/27/2024	9/27/2029	14,464	14,186	14,464	0.7%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.34%	9/27/2024	9/27/2029	10,357	—	—	0.0%
LVF Holdings, Inc.	(6)	SF	5.65%	9.98%	6/10/2021	6/10/2027	3,386	3,353	3,403	0.2%
LVF Holdings, Inc.	(6)	SF	5.65%	9.98%	6/10/2021	6/10/2027	3,241	3,241	3,257	0.2%
LVF Holdings, Inc. (Revolver)	(19)	SF	5.65%	9.98%	6/10/2021	6/10/2027	554	225	225	0.0%
							38,203	25,730	26,214	1.3%
Capital Equipment
Adept AG Holdings, LLC	(12)(22)	SF	6.40%	6.72% Cash/ 4.00% PIK	10/30/2024	8/11/2027	5,228	5,408	5,228	0.3%
Adept AG Holdings, LLC		SF	6.15%	6.47% Cash/ 4.00% PIK	10/30/2024	8/11/2027	4,402	4,367	4,402	0.2%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.00%	10.34%	12/22/2023	12/21/2029	49,750	48,881	50,098	2.4%
BLP Buyer, Inc.	(6)	SF	6.00%	10.34%	5/8/2024	12/21/2029	1,895	1,860	1,909	0.1%
BLP Buyer, Inc.		SF	6.00%	10.34%	12/21/2023	12/21/2029	5,985	5,985	6,027	0.3%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.00%	10.34%	12/22/2023	12/21/2029	6,849	1,427	1,427	0.1%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.59%	9/9/2022	12/17/2026	8,538	8,403	8,485	0.4%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.59%	9/30/2022	12/17/2026	5,433	5,360	5,399	0.3%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.59%	9/9/2022	12/17/2026	10,396	10,231	10,331	0.5%
DS Parent, Inc.		SF	5.50%	9.83%	12/15/2023	1/31/2031	19,900	18,977	18,947	0.9%
Incompass, LLC		SF	7.75%	12.12%	12/20/2024	11/27/2028	2,087	2,045	2,159	0.1%
Incompass, LLC	(6)(8)(10)	SF	7.75%	12.25%	11/27/2023	11/27/2028	23,760	23,262	24,580	1.2%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	7.01%	11.60%	8/16/2024	6/30/2028	2,552	2,493	2,532	0.1%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)	(8)(10)(11)	SF	7.01%	11.60%	6/30/2023	6/30/2028	15,800	15,496	15,682	0.8%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	7.01%	11.60%	5/20/2024	6/30/2028	8,105	7,924	8,044	0.4%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	7.01%	11.60%	6/30/2023	6/30/2028	6,004	6,004	5,959	0.3%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC)		SF	6.86%	11.42%	5/20/2024	6/30/2028	6,004	6,004	5,959	0.3%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Delayed Draw)	(19)(20)	SF	6.75%	11.30%	8/16/2024	6/30/2028	3,752	3,152	3,128	0.1%
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Revolver)	(19)	SF	7.01%	11.60%	6/30/2023	6/30/2028	3,002	600	596	0.0%
							189,442	177,879	180,892	8.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
Guardian Restoration Partners Buyer, LLC	(10)	SF	4.75%	9.08%	11/14/2024	11/1/2031	12,000	$11,853	$11,850	0.6%
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.97%	11/1/2024	11/1/2031	20,000	6,755	6,713	0.3%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	4.75%	9.08%	11/1/2024	11/1/2031	3,000	—	—	0.0%
Harlem Acquisition, LLC	(11)	SF	5.25%	9.77%	11/26/2024	11/7/2030	32,000	31,452	31,440	1.5%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.77%	11/7/2024	11/7/2030	9,143	—	—	0.0%
Harlem Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.77%	11/7/2024	11/7/2030	6,095	488	479	0.0%
MEI Buyer LLC	(8)(11)	SF	5.00%	9.36%	6/30/2023	6/29/2029	25,288	24,667	25,794	1.3%
MEI Buyer LLC	(10)(11)	SF	5.00%	9.36%	1/9/2024	6/30/2029	14,198	14,078	14,482	0.7%
MEI Buyer LLC		SF	5.00%	9.48%	6/30/2023	6/29/2029	4,054	4,054	4,135	0.2%
MEI Buyer LLC (Revolver)	(19)	SF	5.00%	9.40%	6/30/2023	6/29/2029	5,253	478	478	0.0%
Premier Roofing L.L.C.	(8)	SF	8.65%	12.17% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,037	3,036	3,034	0.1%
Premier Roofing L.L.C. (Revolver)	(19)	SF	8.65%	12.17% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,214	1,070	1,069	0.1%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	9.96%	4/19/2021	4/17/2026	4,343	4,318	4,343	0.2%
TCFIII Owl Buyer LLC	(8)	SF	5.61%	9.96%	4/19/2021	4/17/2026	5,303	5,303	5,303	0.3%
TCFIII Owl Buyer LLC	(7)(8)	SF	5.61%	9.96%	12/17/2021	4/17/2026	4,759	4,729	4,759	0.2%
Water Buyer, LLC	(10)	SF	5.25%	9.57%	8/8/2024	8/8/2030	9,975	9,832	9,950	0.5%
Water Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	8/8/2024	8/8/2030	6,000	—	—	0.0%
Water Buyer, LLC (Revolver)	(19)	SF	5.25%	9.57%	8/8/2024	8/8/2030	3,000	—	—	0.0%
							168,662	122,113	123,829	6.0%
Consumer Goods: Durable
8th Avenue Food & Provisions, Inc.	(12)(35)	SF	3.75%	8.08%	10/23/2024	10/1/2025	3,000	2,970	2,947	0.2%
8th Avenue Food & Provisions, Inc.	(12)(35)	SF	3.75%	8.08%	10/7/2024	10/1/2025	2,000	1,960	1,963	0.1%
Independence Buyer, Inc.	(7)(8)	SF	5.90%	10.47%	8/3/2021	8/3/2026	11,135	11,052	10,773	0.5%
Independence Buyer, Inc. (Revolver)	(19)	SF	5.85%	10.40%	8/3/2021	8/3/2026	2,964	593	574	0.0%
Ivanti Software, Inc.	(35)	SF	4.25%	0.0858	10/7/2024	12/1/2027	19,107	15,848	15,365	0.8%
Recycled Plastics Industries, LLC	(7)	SF	7.35%	11.40% Cash/ 0.50% PIK	8/4/2021	8/4/2026	4,393	4,358	4,387	0.2%
Recycled Plastics Industries, LLC (Revolver)	(19)	SF	7.35%	11.40% Cash/ 0.50% PIK	8/4/2021	8/4/2026	446	—	—	0.0%
SonicWall US Holdings Inc.	(35)	SF	5.00%	0.0933	10/7/2024	5/18/2028	5,985	5,955	5,985	0.3%
Syniverse Holdings, LLC	(12)	SF	7.00%	0.1133	10/8/2024	5/13/2027	6,982	6,951	7,026	0.3%
							56,012	49,687	49,020	2.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Arizona Natural Resources, LLC	(8)(9)	SF	6.36%	10.92%	5/18/2021	5/18/2026	13,545	$13,451	$13,531	0.7%
Arizona Natural Resources, LLC	(9)	SF	6.36%	10.92%	12/15/2021	5/18/2026	2,486	2,468	2,484	0.1%
Arizona Natural Resources, LLC	(6)	SF	6.36%	10.92%	8/12/2022	5/18/2026	6,746	6,688	6,739	0.3%
Arizona Natural Resources, LLC	(7)	SF	6.36%	10.92%	8/12/2022	5/18/2026	2,913	2,913	2,910	0.2%
Arizona Natural Resources, LLC (Revolver)	(19)	SF	6.36%	10.92%	5/18/2021	5/18/2026	2,222	1,778	1,776	0.1%
Excelligence Learning Corporation	(6)(8)	SF	5.75%	10.08%	3/15/2024	1/18/2030	12,109	11,889	12,109	0.6%
Excelligence Learning Corporation (Revolver)	(19)	P	4.75%	12.25%	3/15/2024	1/18/2030	3,425	205	205	0.0%
Gibson Brands, Inc.		SF	5.43%	10.58%	4/19/2024	8/13/2028	3,055	2,908	3,037	0.2%
The Kyjen Company, LLC	(6)(7)	SF	7.50%	11.15% Cash/ 0.75% PIK	5/14/2021	4/3/2026	2,961	2,950	2,905	0.1%
The Kyjen Company, LLC		SF	7.25%	10.88% Cash/ 0.75% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver)		SF	7.50%	11.15% Cash/ 0.75% PIK	5/14/2021	4/3/2026	268	268	268	0.0%
Thrasio, LLC	(21)	SF	10.26%	14.89% PIK	6/18/2024	6/18/2029	574	574	546	0.0%
							50,307	46,095	46,513	2.3%
Containers, Packaging & Glass
B2B Industrial Products LLC	(6)	SF	6.90%	11.41%	12/6/2022	10/7/2026	9,623	9,501	9,469	0.4%
B2B Industrial Products LLC	(6)	SF	6.90%	11.41%	4/4/2023	10/7/2026	2,227	2,196	2,191	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(12)(37)	SF	5.60%	10.19%	11/27/2024	12/17/2027	14,120	14,037	14,120	0.7%
Ivex Holdco Inc. and Induspac Holdco Inc.	(12)(37)	SF	5.60%	10.19%	11/27/2024	12/17/2027	6,708	6,673	6,767	0.3%
Ivex Holdco Inc. and Induspac Holdco Inc.	(12)(37)	SF	5.60%	10.19%	11/27/2024	12/17/2027	3,613	3,594	3,645	0.2%
Ivex Holdco Inc. and Induspac Holdco Inc.	(12)(37)	SF	5.60%	10.19%	11/27/2024	12/17/2027	1,487	1,479	1,487	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(37)	SF	5.65%	10.00%	11/27/2024	12/17/2027	6,114	—	—	0.0%
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(37)	SF	5.65%	10.00%	11/27/2024	12/17/2027	4,076	815	815	0.0%
Polychem Acquisition, LLC	(6)	SF	5.26%	9.85%	4/8/2019	3/17/2025	1,885	1,885	1,642	0.1%
							49,853	40,180	40,136	1.9%
Environmental Industries
PNE Interco LLC	(6)(7)(8)(11)	SF	5.75%	10.34%	2/12/2024	2/12/2030	13,930	13,684	13,916	0.7%
PNE Interco LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.27%	2/12/2024	2/12/2030	5,303	4,419	4,415	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.75%	10.34%	2/12/2024	2/12/2030	5,899	787	786	0.0%
Quest Resource Management Group, LLC		SF	5.36%	9.71%	12/30/2024	6/28/2030	15,000	14,813	15,000	0.7%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	5.36%	9.71%	12/30/2024	6/28/2030	6,944	—	—	0.0%
Trilon Group, LLC		SF	5.65%	10.31%	4/15/2024	5/25/2029	3,589	3,524	3,603	0.2%
Trilon Group, LLC	(7)(8)(9)(10)	SF	5.65%	10.31%	4/15/2024	5/25/2029	11,682	11,682	11,729	0.6%
Trilon Group, LLC		SF	5.65%	10.12%	9/12/2023	5/25/2029	369	369	370	0.0%
Trilon Group, LLC (Delayed Draw)	(19)(20)	SF	5.65%	10.12%	4/15/2024	5/25/2029	12,054	2,604	2,614	0.1%
Trilon Group, LLC (Revolver)	(19)	SF	5.65%	10.14%	9/12/2023	5/25/2029	4,874	609	609	0.0%
Volt Bidco, Inc.	(7)	SF	6.50%	10.83%	8/11/2021	8/11/2027	9,136	9,038	9,136	0.5%
Volt Bidco, Inc.	(11)	SF	6.50%	10.83%	8/11/2021	8/11/2027	1,717	1,717	1,717	0.1%
Volt Bidco, Inc.		SF	6.50%	10.83%	9/17/2024	8/11/2027	712	712	712	0.0%
Volt Bidco, Inc.		SF	6.50%	10.83%	12/28/2023	8/11/2027	987	987	987	0.1%
Volt Bidco, Inc. (Revolver)	(19)	SF	6.50%	10.83%	8/11/2021	8/11/2027	956	—	—	0.0%
							93,152	64,945	65,594	3.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
Avalara, Inc.	(7)	SF	6.25%	10.58%	10/19/2022	10/19/2028	10,000	$9,820	$10,075	0.5%
Avalara, Inc. (Revolver)	(19)	SF	6.25%	10.58%	10/19/2022	10/19/2028	1,000	—	—	0.0%
Arax Midco, LLC	(9)(12)	SF	5.00%	9.33%	4/11/2024	4/11/2029	11,503	11,365	11,503	0.5%
Arax Midco, LLC (Delayed Draw)	(12)(19)(20)	SF	5.00%	9.33%	4/11/2024	4/11/2029	2,131	—	—	0.0%
Arax Midco, LLC (Revolver)	(12)(19)	SF	5.00%	9.33%	4/11/2024	4/11/2029	1,293	—	—	0.0%
Bench Walk Lead, LLC	(12)	SF	9.50%	13.83%	6/9/2023	6/14/2027	28,256	28,185	28,256	1.4%
Bench Walk Lead, LLC	(12)	SF	9.50%	13.83%	6/9/2023	6/14/2027	1,671	1,671	1,671	0.1%
BW 51f, L.P.	(12)	SF	8.00%	12.59%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.4%
Cpex Purchaser, LLC	(7)(9)	SF	6.00%	10.34%	8/26/2022	2/28/2030	36,000	35,353	36,216	1.8%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.34%	9/30/2021	2/28/2030	4,061	2,155	2,168	0.1%
Cpex Purchaser, LLC (Revolver)	(19)	SF	6.00%	10.34%	9/30/2021	2/28/2030	10,452	—	—	0.0%
GC Champion Acquisition LLC	(7)	SF	5.25%	9.87%	8/19/2022	8/18/2028	12,837	12,663	12,837	0.6%
GC Champion Acquisition LLC	(6)	SF	5.25%	9.87%	8/19/2022	8/18/2028	3,566	3,566	3,566	0.2%
GC Champion Acquisition LLC	(6)	SF	5.25%	9.87%	8/1/2023	8/18/2028	10,698	10,445	10,698	0.5%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.87%	8/19/2024	8/18/2028	10,699	7,270	7,270	0.4%
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,425	2,591	2,572	0.1%
J2 BWA Funding LLC (Revolver)	(12)(19)	n/a	n/a	10.00%	12/14/2020	12/24/2026	2,850	1,751	1,746	0.1%
Oceana Australian Fixed Income Trust	(6)(12)(25)(36)	SF	8.25%	12.80%	6/8/2023	4/1/2026	29,272	31,770	29,528	1.4%
Oceana Australian Fixed Income Trust	(12)(25)(36)	SF	8.25%	12.80%	12/27/2023	4/1/2026	13,600	15,048	13,719	0.7%
SCP Intermediate Holdings, LLC	(8)(12)	SF	6.25%	10.50%	12/28/2022	12/28/2028	2,940	2,887	2,940	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	6.25%	10.50%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Slater Slater Schulman LLP		SF	7.50%	11.82%	12/6/2023	12/4/2026	20,774	20,774	20,774	1.0%
TEAM Public Choices, LLC	(6)	SF	5.10%	9.46%	8/23/2022	12/17/2027	4,469	4,327	4,499	0.2%
TEAM Public Choices, LLC	(11)	SF	5.11%	9.47%	1/25/2024	12/17/2027	1,485	1,478	1,495	0.1%
Transnetwork LLC	(11)	SF	4.75%	9.08%	11/20/2023	12/29/2030	15,720	15,516	15,838	0.8%
							255,649	227,635	226,371	11.0%
FIRE: Real Estate
300 N. Michigan Mezz, LLC	(6)(12)	n/a	n/a	7.25% Cash/ 13.55% PIK	7/15/2020	7/15/2025	1,000	1,000	1,000	0.1%
Avison Young (USA) Inc.	(12)(21)(37)	SF	6.36%	10.70%	9/24/2024	3/12/2028	762	726	768	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.97%	12/22/2021	12/22/2027	7,278	7,196	7,278	0.4%
InsideRE, LLC	(9)	SF	5.65%	9.98%	12/22/2021	12/22/2027	2,828	2,828	2,828	0.1%
InsideRE, LLC (Revolver)	(19)	SF	5.65%	9.97%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen LLC		SF	8.50%	5.75% Cash/ 7.08% PIK	1/5/2023	1/5/2028	8,671	8,457	8,487	0.4%
							21,504	20,207	20,361	1.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	5.00%	9.33%	6/7/2023	6/7/2029	9,850	$9,649	$9,830	0.5%
Animal Dermatology Group, Inc.		SF	5.00%	9.33%	6/7/2023	6/7/2029	3,709	3,709	3,702	0.2%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	1/11/2024	12/27/2025	8,731	2,004	2,000	0.1%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	10/28/2024	6/7/2029	5,769	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	5.00%	9.33%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	7.25%	12.08%	5/6/2021	5/6/2027	6,354	6,293	6,354	0.3%
Appriss Health, LLC (Revolver)	(19)	SF	7.25%	12.08%	5/6/2021	5/6/2027	433	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	6.25%	10.57%	7/17/2023	7/17/2029	30,000	29,253	30,087	1.5%
Bluesight, Inc.		SF	6.25%	10.57%	10/15/2024	7/17/2029	3,913	3,856	3,924	0.2%
Bluesight, Inc.	(11)	SF	6.25%	10.58%	12/31/2024	7/17/2029	26,087	25,696	26,163	1.3%
Bluesight, Inc. (Revolver)	(19)	SF	6.25%	10.58%	7/17/2023	7/17/2029	5,217	—	—	0.0%
Brickell Bay Acquisition Corp.	(7)(8)	SF	6.65%	11.24%	2/12/2021	2/12/2026	2,479	2,453	2,479	0.1%
Brickell Bay Acquisition Corp.	(6)	SF	6.65%	11.24%	5/16/2024	2/12/2026	6,830	6,738	6,898	0.3%
Caravel Autism Health, LLC	(6)(11)	SF	5.00%	9.32%	6/11/2024	6/11/2030	17,955	17,663	18,135	0.9%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.32%	6/11/2024	6/11/2030	7,714	—	—	0.0%
Caravel Autism Health, LLC (Revolver)	(19)	SF	5.00%	9.32%	6/11/2024	6/11/2030	5,400	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)	SF	7.60%	11.65% Cash/ 0.50% PIK	6/30/2021	6/30/2026	13,566	13,463	13,206	0.6%
Dorado Acquisition, Inc.	(6)	SF	7.65%	11.74% Cash/ 0.50% PIK	11/27/2022	6/30/2026	11,236	11,100	10,938	0.5%
Dorado Acquisition, Inc. (Revolver)	(19)	SF	7.60%	11.65% Cash/ 0.50% PIK	6/30/2021	6/30/2026	1,670	—	—	0.0%
FH BMX Buyer, Inc.		SF	5.25%	9.58%	6/21/2024	6/21/2031	9,024	8,895	9,145	0.5%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.58%	6/21/2024	6/21/2031	4,800	—	—	0.0%
Forest Buyer, LLC	(9)	SF	4.00%	8.33%	8/19/2024	3/15/2030	21,244	21,084	21,456	1.0%
Forest Buyer, LLC	(6)(7)(11)	SF	5.00%	9.33%	3/15/2024	3/15/2030	14,428	14,100	14,572	0.7%
Forest Buyer, LLC (Revolver)	(19)	SF	4.00%	8.33%	3/15/2024	3/15/2030	2,719	—	—	0.0%
Golden State Buyer, Inc.	(8)	SF	4.85%	9.21%	8/25/2022	6/19/2026	9,540	9,371	9,611	0.5%
Helping Hands Childrens Services Management, LLC		SF	4.50%	9.05%	11/5/2024	11/5/2030	11,500	11,357	11,356	0.6%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.50%	9.05%	11/5/2024	11/5/2030	4,600	—	—	0.0%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.50%	9.05%	11/5/2024	11/5/2030	2,300	—	—	0.0%
INH Buyer, Inc.	(21)	SF	7.00%	4.43% Cash/ 7.00% PIK	6/30/2021	6/28/2028	5,042	5,011	2,524	0.1%
KL Moon Acquisition, LLC		SF	7.75%	9.57% Cash/ 2.75% PIK	2/6/2024	2/1/2029	4,283	4,175	4,074	0.2%
KL Moon Acquisition, LLC		SF	7.75%	9.57% Cash/ 2.75% PIK	2/1/2023	2/1/2029	9,989	9,772	9,502	0.5%
KL Moon Acquisition, LLC		SF	7.75%	9.57% Cash/ 2.75% PIK	2/1/2023	2/1/2029	1,992	1,992	1,895	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.75%	9.57% Cash/ 2.75% PIK	2/1/2023	2/1/2029	1,645	941	895	0.1%
NationsBenefits, LLC	(6)	SF	5.60%	10.15%	8/20/2021	8/26/2027	11,883	11,788	11,883	0.6%
NationsBenefits, LLC	(6)	SF	5.60%	10.15%	8/26/2022	8/26/2027	14,163	14,163	14,163	0.7%
NationsBenefits, LLC	(11)	SF	5.60%	10.15%	8/26/2022	8/26/2027	15,355	15,355	15,355	0.8%
NationsBenefits, LLC		SF	5.60%	10.19%	11/27/2024	8/26/2027	6,179	6,060	6,179	0.3%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	5.60%	10.15%	11/27/2024	8/26/2027	1,987	—	—	0.0%
NationsBenefits, LLC (Revolver)	(19)	SF	5.60%	10.15%	8/20/2021	8/26/2027	6,806	—	—	0.0%
NQ PE Project Colosseum Midco Inc.	(6)(8)	SF	7.15%	11.47%	10/4/2022	10/4/2028	14,308	14,105	12,832	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	11.47%	10/4/2022	10/4/2028	1,825	$—	$—	0.0%
QF Holdings, Inc.	(10)	SF	5.00%	9.51%	12/15/2023	12/15/2027	910	899	909	0.1%
QF Holdings, Inc.	(7)	SF	5.00%	9.59%	9/19/2019	12/15/2027	4,550	4,548	4,543	0.2%
QF Holdings, Inc.	(7)	SF	5.00%	9.59%	12/15/2021	12/15/2027	4,368	4,331	4,361	0.2%
QF Holdings, Inc.	(7)	SF	5.00%	9.59%	9/19/2019	12/15/2027	910	910	909	0.0%
QF Holdings, Inc.	(7)	SF	5.00%	9.41%	8/21/2020	12/15/2027	910	910	909	0.0%
QF Holdings, Inc. (Revolver)	(19)	SF	5.00%	9.51%	9/19/2019	12/15/2027	1,092	473	472	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	9.96%	10/7/2022	10/5/2029	9,070	8,861	9,083	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	10.15%	4/1/2024	10/5/2029	10,186	10,002	10,201	0.5%
SCP Eye Care Holdco, LLC		SF	5.60%	9.96%	10/7/2022	10/5/2029	7,968	7,968	7,980	0.4%
SCP Eye Care Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.60%	10.00%	4/1/2024	10/5/2029	20,526	208	209	0.0%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	9.96%	10/7/2022	10/5/2029	1,442	—	—	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	10.46%	12/29/2023	6/30/2028	21,236	20,886	21,236	1.0%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.37%	12/29/2023	6/30/2028	8,562	2,821	2,821	0.1%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.46%	12/6/2024	7/1/2028	9,906	—	—	0.0%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.46%	12/6/2024	7/1/2028	11,887	—	—	0.0%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.46%	12/6/2024	7/1/2028	7,925	—	—	0.0%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	6.10%	10.46%	12/6/2024	7/1/2028	1,981	—	—	0.0%
Seran BioScience, LLC	(7)(8)	SF	7.25%	11.84%	12/31/2020	7/8/2027	1,925	1,916	1,923	0.1%
Seran BioScience, LLC	(10)(11)	SF	7.25%	11.67%	8/21/2023	7/8/2027	1,149	1,149	1,148	0.1%
Seran BioScience, LLC	(8)	SF	7.25%	11.67%	7/8/2022	7/8/2027	2,184	2,184	2,181	0.1%
Seran BioScience, LLC (Revolver)	(19)	SF	7.25%	11.84%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	10.40%	7/21/2023	12/30/2026	150	150	145	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	10.40%	12/30/2021	12/30/2026	3,696	3,661	3,580	0.2%
SIP Care Services, LLC (Revolver)		SF	5.85%	10.40%	12/30/2021	12/30/2026	760	760	736	0.0%
The Smilist DSO, LLC	(11)	SF	6.00%	10.33%	4/4/2024	4/4/2029	28,654	28,065	28,669	1.4%
The Smilist DSO, LLC		SF	6.00%	10.33%	4/4/2024	4/4/2029	7,747	7,747	7,751	0.4%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.33%	4/4/2024	4/4/2029	6,219	5,346	5,349	0.3%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.33%	12/27/2024	4/4/2029	11,842	—	—	0.0%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	10.33%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.90%	11.47%	2/16/2022	2/16/2028	10,000	9,880	9,925	0.5%
TigerConnect, Inc.		SF	7.00%	8.02% Cash/ 3.38% PIK	11/19/2024	2/16/2028	571	563	567	0.0%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	7.00%	8.02% Cash/ 3.38% PIK	11/19/2024	2/16/2028	23	—	—	0.0%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	11.46%	2/16/2022	2/16/2028	1,253	817	811	0.0%
TigerConnect, Inc. (Revolver)	(19)	SF	6.90%	11.46%	2/16/2022	2/16/2028	1,429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	29,748	29,471	1.4%
WebPT, Inc.	(7)	SF	6.35%	10.86%	8/28/2019	1/18/2028	5,000	5,000	5,000	0.2%
WebPT, Inc. (Revolver)	(19)	P	5.25%	12.75%	8/28/2019	1/18/2028	521	275	275	0.0%
Xpress Wellness, LLC	(6)(8)	SF	5.25%	9.82%	5/8/2024	5/8/2030	40,000	39,247	40,112	2.0%
Xpress Wellness, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.59%	5/8/2024	5/8/2030	12,500	450	451	0.0%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.25%	9.82%	5/8/2024	5/8/2030	9,231	6,462	6,462	0.3%
							645,638	486,283	487,347	23.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Acquia Inc.	(7)	SF	7.15%	11.73%	11/1/2019	10/31/2025	15,429	$15,360	$15,429	0.8%
Acquia Inc.	(10)	SF	7.15%	11.73%	11/11/2023	10/31/2025	3,092	3,092	3,092	0.2%
Acquia Inc. (Revolver)	(19)	SF	7.15%	11.75%	11/1/2019	10/31/2025	588	329	329	0.0%
Aptean, Inc.	(11)	SF	5.00%	9.33%	1/30/2024	1/30/2031	8,693	8,622	8,736	0.4%
Aptean, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.32%	1/30/2024	1/30/2031	539	142	143	0.0%
Aptean, Inc. (Revolver)	(19)	SF	5.00%	9.33%	1/30/2024	1/30/2031	728	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	(19)(20)(21)	SF	8.11%	12.67% PIK	1/2/2024	1/2/2027	1,471	392	882	0.1%
Aston US Finco, LLC	(12)(35)(40)	SF	4.36%	8.72%	10/30/2024	10/9/2026	9,475	9,252	9,148	0.5%
BTRS Holdings Inc.	(9)	SF	7.25%	11.61%	12/16/2022	12/15/2028	10,000	9,776	10,000	0.5%
BTRS Holdings Inc.		SF	7.25%	11.61%	12/16/2022	12/15/2028	842	842	842	0.0%
BTRS Holdings Inc. (Revolver)	(19)	SF	7.25%	11.76%	12/16/2022	12/15/2028	1,067	400	400	0.0%
Catalyst Data Holdings, Inc.		SF	5.50%	9.37% Cash/ 0.50% PIK	12/20/2024	12/20/2030	16,500	16,252	16,252	0.8%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.37% Cash/ 0.50% PIK	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.37% Cash/ 0.50% PIK	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.37% Cash/ 0.50% PIK	12/20/2024	12/20/2030	759	—	—	0.0%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	5.50%	9.37% Cash/ 0.50% PIK	12/20/2024	12/20/2030	3,300	—	—	0.0%
Douglas Holdings, Inc.	(9)	SF	5.75%	10.07%	8/27/2024	8/27/2030	24,912	24,551	24,912	1.2%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.07%	8/27/2024	8/27/2030	5,416	—	—	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.13%	10.07% Cash/ 0.38% PIK	8/27/2024	8/27/2026	3,076	481	481	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.07%	8/27/2024	8/27/2030	5,957	—	—	0.0%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.07%	8/27/2024	8/27/2030	2,166	—	—	0.0%
Drawbridge Partners, LLC	(7)	SF	6.25%	10.59%	9/1/2022	9/1/2028	15,000	14,790	15,000	0.7%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.59%	9/1/2022	9/1/2028	4,370	3,974	3,974	0.2%
Drawbridge Partners, LLC (Revolver)	(19)	SF	6.25%	10.59%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Fortra, LLC	(11)	SF	4.10%	8.69%	12/11/2023	11/30/2026	14,826	14,413	13,109	0.6%
Freedom U.S. Acquisition Corporation	(9)(10)	SF	5.75%	10.39%	9/27/2024	9/27/2030	51,000	50,138	51,439	2.5%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	10.39%	9/27/2024	9/27/2030	5,100	—	—	0.0%
Fueled Digital Media, LLC		SF	6.61%	10.67% Cash/ 0.50% PIK	11/1/2022	11/1/2027	5,671	5,581	5,402	0.3%
Fueled Digital Media, LLC		SF	6.61%	10.67% Cash/ 0.50% PIK	11/1/2022	11/1/2027	500	500	476	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	6.11%	10.67%	11/1/2022	11/1/2027	807	726	692	0.0%
Jobnimbus Holdings, LLC	(9)(11)	SF	5.25%	9.80%	12/12/2024	11/6/2030	32,000	31,530	31,520	1.5%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.80%	11/6/2024	11/6/2030	7,111	—	—	0.0%
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	9.80%	11/6/2024	11/6/2030	5,333	—	—	0.0%
Medallia, Inc.	(7)	SF	6.60%	6.93% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,258	12,120	12,117	0.6%
Mindbody, Inc.	(7)	SF	7.15%	11.74%	2/15/2019	9/30/2025	1,867	1,867	1,867	0.1%
Mindbody, Inc.	(7)	SF	7.15%	11.74%	9/22/2021	9/30/2025	2,270	2,270	2,270	0.1%
Mindbody, Inc. (Revolver)	(19)	SF	7.15%	11.74%	2/15/2019	9/30/2025	190	—	—	0.0%
Nasuni Corporation	(9)(11)	SF	5.75%	10.18%	9/10/2024	9/10/2030	15,000	14,787	15,062	0.7%
Nasuni Corporation (Revolver)	(19)	SF	5.75%	10.18%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Oranje Holdco, Inc.	(6)	SF	7.25%	11.82%	4/20/2024	2/1/2029	29,053	29,053	29,053	1.4%
Oranje Holdco, Inc.	(6)(9)	SF	7.75%	12.32%	2/1/2023	2/1/2029	14,000	13,734	14,140	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Oranje Holdco, Inc. (Revolver)	(19)	SF	7.75%	12.32%	2/1/2023	2/1/2029	1,750	$—	$—	0.0%
Optomi, LLC	(6)(9)	SF	5.40%	9.99%	12/13/2022	12/16/2027	5,569	5,460	5,590	0.3%
Optomi, LLC	(7)(9)	SF	5.40%	9.99%	12/16/2021	12/16/2027	13,129	12,983	13,178	0.6%
Optomi, LLC (Revolver)	(19)	SF	5.40%	9.72%	12/16/2021	12/16/2027	3,189	850	850	0.0%
Reorganized Mobileum AcquisitionCo, LLC (fka Matrix Parent, Inc.)	(6)(21)	SF	6.00%	5.45% Cash/ 5.00% PIK	7/25/2024	9/12/2029	913	899	888	0.0%
Securly, Inc.	(7)	SF	7.10%	11.69%	4/20/2022	4/22/2027	3,703	3,662	3,702	0.2%
Securly, Inc.	(7)	SF	7.10%	11.35%	4/22/2021	4/22/2027	8,400	8,320	8,400	0.4%
Securly, Inc.	(7)	SF	7.10%	11.62%	4/22/2021	4/22/2027	1,938	1,938	1,938	0.1%
Securly, Inc.	(9)	SF	7.10%	11.62%	4/20/2022	4/22/2027	2,488	2,488	2,488	0.1%
Securly, Inc. (Revolver)	(19)	SF	7.10%	11.62%	4/22/2021	4/22/2027	1,615	969	969	0.1%
Signiant Inc.	(11)	SF	5.25%	9.59%	12/23/2024	12/23/2030	15,000	14,776	14,775	0.7%
Signiant Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.59%	12/23/2024	12/23/2030	3,000	—	—	0.0%
Signiant Inc. (Revolver)	(19)	SF	5.25%	9.59%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	5.75%	10.03%	6/16/2023	6/15/2029	1,970	1,922	1,982	0.1%
Sparq Holdings, Inc.		SF	5.75%	10.08%	6/27/2024	6/25/2029	432	428	434	0.0%
Sparq Holdings, Inc.		SF	5.75%	10.08%	6/16/2023	6/15/2029	441	441	444	0.0%
Sparq Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.03%	6/27/2024	6/25/2029	578	—	—	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.08%	6/16/2023	6/15/2029	409	41	41	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	10.51%	12/9/2022	12/9/2030	22,000	21,679	22,000	1.1%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.80%	12/9/2022	12/9/2030	6,947	3,393	3,393	0.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.80%	11/25/2024	12/8/2028	1,350	—	—	0.0%
Unanet, Inc. (Revolver)	(19)	SF	5.25%	9.80%	12/9/2022	12/9/2030	4,316	—	—	0.0%
Varicent Intermediate Holdings Corporation	(12)(37)	SF	6.00%	7.08% Cash/ 3.25% PIK	8/23/2024	8/22/2031	26,426	26,056	26,428	1.3%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(16)(19)(20)(37)	n/a	n/a	n/a	8/23/2024	8/22/2031	6,085	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(37)	n/a	n/a	5.50%	8/23/2024	8/22/2031	4,443	—	—	0.0%
Watchguard Technologies, Inc.	(6)	SF	5.25%	9.61%	8/17/2022	6/29/2029	20,678	19,659	20,532	1.0%
ZI Intermediate II, Inc.	(6)	SF	7.00%	11.59%	5/13/2024	5/13/2030	57,250	56,048	57,078	2.8%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	7.00%	11.59%	5/13/2024	5/13/2030	4,771	—	—	0.0%
							576,565	466,986	471,877	22.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	10.15%	11/24/2021	11/24/2026	15,581	$15,444	$15,581	0.8%
95 Percent Buyer, LLC (Revolver)	(19)	SF	5.60%	10.15%	11/24/2021	11/24/2026	809	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	5.85%	10.40%	10/21/2022	10/20/2028	4,912	4,825	4,912	0.2%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	5.85%	10.40%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	9.93%	10/11/2022	7/1/2027	37,740	37,314	37,740	1.8%
Destination Media, Inc.	(8)(10)	SF	6.75%	11.03%	6/21/2023	6/21/2028	6,403	6,220	6,531	0.3%
Destination Media, Inc.		SF	6.65%	10.97%	6/21/2023	6/21/2028	1,476	1,476	1,506	0.1%
Destination Media, Inc. (Revolver)	(19)	SF	6.65%	10.97%	6/21/2023	6/21/2028	670	134	134	0.0%
EverService Midco, LLC	(6)(8)(10)(11)	SF	5.25%	9.80%	8/28/2024	6/28/2030	54,863	53,826	54,725	2.7%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	9.80%	6/28/2024	6/28/2030	8,919	—	—	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	9.47% Cash/ 2.37% PIK	12/30/2022	12/29/2028	13,829	13,521	13,425	0.6%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	9.47% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	—	—	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	5.85%	10.44%	12/9/2022	12/9/2028	11,790	11,574	11,790	0.6%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	5.85%	10.44%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC		SF	6.35%	10.90%	9/9/2024	12/31/2026	1,115	1,097	1,102	0.1%
Relevate Health Group, LLC	(7)(9)	SF	6.35%	10.90%	11/20/2020	12/31/2026	1,925	1,917	1,904	0.1%
Relevate Health Group, LLC	(8)(9)	SF	6.35%	10.90%	3/28/2022	12/31/2026	5,132	5,102	5,075	0.2%
Relevate Health Group, LLC	(8)	SF	6.35%	10.90%	11/20/2020	12/31/2026	861	861	852	0.0%
Relevate Health Group, LLC (Revolver)	(19)	SF	6.35%	10.90%	11/20/2020	12/31/2026	789	421	421	0.0%
Spherix Global Inc.	(7)	SF	6.36%	10.92%	12/22/2021	12/22/2026	3,169	3,143	2,757	0.1%
Spherix Global Inc. (Revolver)	(19)	SF	6.36%	10.92%	12/22/2021	12/22/2026	500	—	—	0.0%
Touchmath Acquisition LLC	(11)	SF	5.75%	10.30%	2/28/2024	2/28/2030	9,950	9,772	9,516	0.5%
Touchmath Acquisition LLC (Revolver)	(19)	SF	5.75%	10.30%	2/28/2024	2/28/2030	1,429	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	5.50%	9.84%	1/28/2020	1/28/2027	5,587	5,586	5,596	0.3%
XanEdu Publishing, Inc.	(8)	SF	5.50%	9.84%	8/31/2022	1/28/2027	2,221	2,219	2,224	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	5.50%	9.84%	1/28/2020	1/28/2027	977	—	—	0.0%
							195,391	174,452	175,791	8.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.79% PIK	2/15/2024	1/31/2028	228	228	417	0.0%
							228	228	417	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
Bonterra LLC	(7)(9)	SF	7.00%	11.33%	9/8/2021	9/8/2027	19,042	$18,901	$18,875	0.9%
Bonterra LLC		SF	7.75%	12.08% PIK	9/28/2023	9/8/2027	3,070	3,042	3,101	0.3%
Bonterra LLC (Revolver)	(19)	SF	7.00%	11.33%	9/8/2021	9/8/2027	1,814	1,161	1,151	0.1%
Chess.com, LLC	(7)(8)	SF	6.60%	10.92%	12/31/2021	12/31/2027	12,642	12,495	12,611	0.6%
Chess.com, LLC (Revolver)	(19)	SF	6.60%	10.92%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.57% Cash/ 6.75% PIK	2/28/2019	11/28/2025	1,030	1,030	1,022	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.57% Cash/ 6.75% PIK	2/28/2019	11/28/2025	15	15	15	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.59% Cash/ 6.75% PIK	9/27/2022	11/28/2025	322	322	320	0.0%
Crownpeak Technology, Inc.	(9)	SF	7.75%	5.57% Cash/ 6.75% PIK	9/27/2022	11/28/2025	858	858	852	0.0%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	11.32%	2/28/2019	11/28/2025	125	125	125	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.26%	9.79%	7/15/2024	7/15/2028	556	509	559	0.0%
Sports Operating Holdings II, LLC	(6)	SF	5.85%	10.21%	11/3/2022	11/3/2027	4,888	4,809	4,888	0.2%
Sports Operating Holdings II, LLC (Delayed Draw)	(19)(20)	SF	5.85%	10.21%	11/3/2022	11/3/2027	3,983	2,198	2,198	0.1%
Sports Operating Holdings II, LLC (Revolver)	(19)	SF	5.85%	10.21%	11/3/2022	11/3/2027	865	—	—	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	10.03%	3/26/2024	7/10/2026	14,308	14,191	14,152	0.7%
Streamland Media MidCo LLC	(21)	SF	9.76%	11.34% Cash/ 2.75% PIK	9/27/2024	3/31/2025	132	132	175	0.0%
Streamland Media MidCo LLC	(21)	SF	9.76%	11.34% Cash/ 2.75% PIK	12/10/2024	3/31/2025	132	132	175	0.0%
Streamland Media MidCo LLC	(21)	SF	9.76%	14.09% PIK	12/10/2024	3/31/2025	44	44	58	0.0%
Streamland Media MidCo LLC	(21)	SF	9.76%	14.09% PIK	12/10/2024	3/31/2025	44	44	58	0.0%
							65,283	60,008	60,335	2.9%
Retail
Rita's Franchise Company, LLC	(11)	SF	5.00%	9.61%	12/9/2024	11/15/2030	14,750	14,570	14,566	0.7%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	5.00%	9.61%	11/15/2024	11/15/2030	1,799	—	—	0.0%
							16,549	14,570	14,566	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
A360, Inc.	(11)	SF	5.50%	9.87%	12/19/2024	12/19/2030	10,500	$10,344	$10,343	0.5%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.87%	12/19/2024	12/19/2030	4,437	—	—	0.0%
A360, Inc. (Revolver)	(19)	SF	5.50%	9.87%	12/19/2024	12/19/2030	2,218	—	—	0.0%
Aligned Exteriors Group Holdco, LLC		SF	5.00%	9.40%	12/13/2024	12/13/2029	14,000	13,758	13,755	0.7%
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.40%	12/13/2024	12/13/2029	10,000	—	—	0.0%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.00%	9.40%	12/13/2024	12/13/2029	1,667	—	—	0.0%
Ambient Enterprises Holdco, LLC		SF	5.75%	10.08%	12/31/2024	6/30/2030	24,679	24,309	24,309	1.2%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.08%	12/31/2024	6/30/2030	3,794	—	—	0.0%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.75%	10.08%	12/31/2024	12/8/2029	1,528	—	—	0.0%
Aras Corporation	(6)(9)	SF	5.25%	9.58%	4/13/2021	4/13/2029	5,299	5,262	5,377	0.3%
Aras Corporation (Revolver)	(19)	SF	5.25%	9.58%	4/13/2021	4/13/2029	726	278	278	0.0%
ASG III, LLC	(6)(11)	SF	6.50%	11.09%	10/31/2023	10/31/2029	20,000	19,567	20,200	1.0%
ASG III, LLC		SF	6.50%	11.09%	10/31/2023	10/31/2029	8,421	8,421	8,505	0.4%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.69%	8/30/2024	10/31/2029	18,235	4,255	4,255	0.2%
ASG III, LLC (Revolver)	(19)	SF	6.50%	11.09%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC	(6)(9)(11)	SF	6.00%	10.33%	12/27/2023	12/27/2029	16,000	15,717	15,989	0.8%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.33%	12/27/2023	12/27/2029	4,800	—	—	0.0%
Bloomerang, LLC (Revolver)	(19)	SF	6.00%	10.52%	12/27/2023	12/27/2029	3,200	240	240	0.0%
Cdata Software, Inc.	(9)(11)	SF	6.25%	10.57%	7/18/2024	7/18/2030	45,950	45,178	45,950	2.2%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.57%	7/18/2024	7/18/2030	4,255	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.57%	7/18/2024	7/18/2030	5,956	2,340	2,340	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	6.25%	10.57%	7/18/2024	7/18/2030	5,106	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.00%	10.28%	9/15/2023	9/14/2029	36,000	35,245	36,306	1.8%
Cosmos Bidco, Inc.		SF	6.00%	10.28%	9/15/2023	9/14/2029	6,750	6,750	6,807	0.3%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	10.28%	5/17/2024	9/14/2029	12,000	1,714	1,729	0.1%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.00%	10.28%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	6.25%	10.76%	8/29/2023	8/29/2029	20,000	19,577	20,400	1.0%
E-Discovery Acquireco, LLC	(6)	SF	5.50%	10.01%	5/3/2024	8/29/2029	3,273	3,242	3,273	0.2%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	6.25%	10.76%	8/29/2023	8/29/2029	2,727	—	—	0.0%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(37)	SF	7.10%	11.42%	9/21/2021	9/21/2027	16,535	16,371	16,535	0.8%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(37)	SF	7.10%	11.42%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(37)	SF	7.10%	11.42%	5/4/2023	9/21/2027	2,063	2,063	2,063	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(37)	SF	7.10%	11.42%	3/28/2024	9/21/2027	2,718	2,149	2,149	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(37)	SF	7.10%	11.42%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	5.60%	9.94%	12/8/2022	12/8/2027	11,773	11,560	11,773	0.6%
Edustaff, LLC (Revolver)	(19)	SF	5.60%	9.94%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Huckabee Acquisition, LLC	(6)(8)(10)	SF	5.25%	9.58%	1/16/2024	1/16/2030	29,775	29,238	29,775	1.4%
Huckabee Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.58%	1/16/2024	1/16/2030	6,522	—	—	0.0%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.58%	1/16/2024	1/16/2030	3,913	—	—	0.0%
HS4 Acquisitionco, Inc.	(7)	SF	5.85%	10.19%	7/9/2019	7/9/2025	3,860	3,850	3,860	0.2%
HS4 Acquisitionco, Inc.	(7)	SF	5.85%	10.19%	10/6/2021	7/9/2025	4,194	4,194	4,194	0.2%
HS4 Acquisitionco, Inc. (Revolver)	(19)	SF	5.85%	10.19%	7/9/2019	7/9/2025	325	220	220	0.0%
iCIMS, Inc.	(7)	SF	6.25%	10.88%	10/24/2022	8/18/2028	8,000	7,900	8,000	0.4%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.50%	9.82%	12/27/2023	12/27/2029	14,850	14,589	14,828	0.7%
Interstate BidCo, LLC	(11)	SF	5.50%	9.84%	12/9/2024	12/27/2029	7,172	$7,067	$7,161	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Interstate BidCo, LLC		SF	5.50%	9.84%	12/27/2023	12/27/2029	8,276	8,276	8,263	0.4%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.82%	11/19/2024	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.50%	9.82%	12/27/2023	12/27/2029	3,125	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.25%	9.59%	12/9/2024	11/13/2030	10,000	9,828	9,825	0.5%
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.59%	11/14/2024	11/13/2030	799	—	—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.25%	9.59%	11/14/2024	11/13/2030	2,398	320	314	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	11.24%	12/9/2022	12/11/2028	2,948	2,905	2,924	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	11.24%	12/9/2022	12/11/2028	946	946	938	0.0%
Kingsley Gate Partners, LLC		SF	6.65%	11.24%	12/9/2022	12/11/2028	1,368	1,368	1,357	0.1%
Kingsley Gate Partners, LLC (Revolver)	(19)	SF	6.60%	10.94%	12/9/2022	12/11/2028	1,200	960	952	0.0%
Milrose Consultants, LLC	(6)(8)(10)	SF	7.15%	11.67%	8/31/2023	8/31/2028	44,438	43,490	44,660	2.2%
Milrose Consultants, LLC		SF	7.10%	11.44%	10/25/2024	8/31/2028	1,603	1,592	1,611	0.1%
Milrose Consultants, LLC		SF	7.10%	11.44%	12/2/2024	8/31/2028	3,567	3,497	3,585	0.2%
Milrose Consultants, LLC (Revolver)	(19)	SF	7.10%	11.44%	8/31/2023	8/31/2028	2,308	462	462	0.0%
Moonraker Acquisitionco LLC	(6)	SF	5.75%	10.20%	9/30/2022	8/4/2028	6,860	6,767	6,860	0.3%
Moonraker Acquisitionco LLC (Revolver)	(19)	SF	5.75%	10.20%	9/30/2022	8/4/2028	933	280	280	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	10.37%	11/15/2023	11/30/2027	13,199	13,003	13,245	0.6%
NFM & J, L.P. (Delayed Draw)	(19)(20)	SF	5.85%	10.20%	11/15/2023	11/30/2027	7,412	827	830	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	12.25%	11/15/2023	11/30/2027	5,273	—	—	0.0%
Northeast Contracting Company, LLC		SF	6.26%	10.76%	8/16/2024	8/16/2029	7,481	7,341	7,489	0.4%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.26%	10.76%	8/16/2024	8/16/2029	1,591	—	—	0.0%
Onix Networking Corp.	(6)(8)	SF	5.75%	10.08%	10/2/2023	10/2/2029	14,850	14,591	14,850	0.7%
Onix Networking Corp. (Revolver)	(19)	SF	5.75%	10.08%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	5.00%	9.35%	12/20/2024	12/20/2030	13,000	12,806	12,805	0.6%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.35%	12/20/2024	12/20/2030	3,009	—	—	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	5.00%	9.35%	12/20/2024	12/20/2030	1,204	120	119	0.0%
Parkhub, Inc.	(6)	SF	6.25%	10.84%	4/9/2024	4/9/2030	16,369	16,067	16,451	0.8%
Parkhub, Inc.	(12)(23)	SF	6.50%	11.09%	4/9/2024	4/9/2030	33,793	33,598	33,962	1.6%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.57%	4/9/2024	4/9/2030	16,833	2,895	2,910	0.1%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.57%	4/9/2024	4/9/2030	1,762	—	—	0.0%
Parkhub, Inc. (Delayed Draw)	(12)(19)(20)(23)	SF	6.25%	10.57%	4/9/2024	4/9/2030	3,317	—	—	0.0%
Parkhub, Inc. (Revolver)	(19)	SF	6.25%	10.57%	4/9/2024	4/9/2030	6,733	—	—	0.0%
PC Pest Buyer, LLC	(6)(8)	SF	4.75%	9.32%	6/20/2024	6/20/2030	14,000	13,771	13,958	0.7%
PC Pest Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.14%	6/20/2024	6/20/2030	42,000	13,146	13,107	0.6%
PC Pest Buyer, LLC (Revolver)	(19)	SF	4.75%	9.14%	6/20/2024	6/20/2030	8,400	—	—	0.0%
PRGX Global, Inc	(11)	SF	5.50%	9.85%	12/20/2024	12/20/2030	50,558	49,806	49,799	2.4%
PRGX Global, Inc (Revolver)	(19)	SF	5.50%	9.85%	12/20/2024	12/20/2030	3,024	—	—	0.0%
Project Accelerate Parent, LLC		SF	5.25%	9.61%	2/22/2024	2/22/2031	11,816	11,711	11,816	0.6%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	9.61%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	8.35%	7.90% Cash/ 5.00% PIK	12/8/2022	12/8/2027	7,896	7,652	6,372	0.3%
Prototek LLC (Revolver)	(19)(21)	SF	8.35%	7.90% Cash/ 5.00% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	9.59%	8/6/2024	8/6/2030	7,481	7,336	7,481	0.4%
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.59%	8/6/2024	8/6/2030	7,143	—	—	0.0%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.25%	9.59%	8/6/2024	8/6/2030	2,679	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.19%	6/17/2024	9/30/2027	43,767	$43,767	$43,723	2.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.19%	6/17/2024	9/30/2027	13,588	13,588	13,575	0.7%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.19%	6/17/2024	9/30/2027	13,424	13,424	13,411	0.7%
Signal 88, LLC	(6)	SF	6.50%	11.05%	6/3/2024	6/3/2029	23,441	23,116	23,529	1.1%
Sunstates Security, LLC		SF	5.00%	9.34%	8/9/2024	8/9/2030	20,000	19,712	20,400	1.0%
Sunstates Security, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.34%	8/9/2024	8/9/2030	13,333	—	—	0.0%
Symplr Software, Inc.		SF	4.60%	9.19%	10/30/2024	2/9/2031	3,900	3,628	3,580	0.2%
Teneo Holdings LLC	(11)(35)	SF	4.75%	9.11%	10/18/2024	3/13/2031	8,194	8,124	8,280	0.4%
Thryv, Inc.	(12)	SF	6.75%	11.11%	5/15/2024	5/1/2029	7,750	7,677	7,895	0.4%
TIC Bidco Limited	(12)(23)(40)	SN	5.00%	9.70%	6/12/2024	6/14/2031	14,318	14,414	14,289	0.7%
Valkyrie Buyer, LLC	(6)	SF	5.00%	9.45%	5/6/2024	5/6/2031	18,050	17,793	18,005	0.9%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.40%	5/6/2024	5/6/2031	2,316	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.40%	5/6/2024	5/6/2031	3,088	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.40%	5/6/2024	5/6/2031	7,515	4,651	4,639	0.2%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.40%	11/8/2024	5/6/2031	6,667	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.40%	11/8/2024	5/6/2031	3,333	—	—	0.0%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	5.00%	9.40%	5/6/2024	5/6/2031	3,509	—	—	0.0%
Vhagar Purchaser, LLC	(9)	SF	6.00%	10.59%	6/9/2023	6/11/2029	10,000	9,762	10,075	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.59%	6/9/2023	6/11/2029	2,222	500	504	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	6.00%	10.59%	6/9/2023	6/11/2029	1,111	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	6.50%	10.90%	8/14/2023	8/14/2029	16,500	16,085	16,640	0.8%
WPEngine, Inc. (Revolver)	(19)	SF	6.50%	10.90%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							1,068,437	798,291	807,675	39.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
AMS Parent, LLC		SF	5.11%	9.47%	4/8/2024	10/25/2028	11,106	$10,975	$10,943	0.5%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.72%	12/28/2023	6/23/2028	4,950	4,848	4,977	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.72%	7/19/2023	6/23/2028	4,950	4,854	4,977	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.90%	10.22%	6/24/2022	6/23/2028	14,663	14,471	14,531	0.7%
Clydesdale Holdings, LLC	(11)	SF	5.90%	10.22%	6/24/2022	6/23/2028	20,853	20,853	20,666	1.0%
Clydesdale Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.90%	10.22%	6/20/2024	6/23/2028	8,323	2,323	2,302	0.1%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.90%	10.22%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	11.17%	11/8/2023	11/8/2028	11,973	11,726	11,973	0.6%
Expedited Travel, LLC (Revolver)	(19)	SF	6.61%	11.17%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC		SF	6.76%	11.35%	7/14/2022	7/14/2028	9,985	9,945	9,948	0.5%
Express Wash Acquisition Company, LLC		SF	6.76%	11.35%	7/14/2022	7/14/2028	2,116	2,116	2,108	0.1%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.76%	11.35%	7/14/2022	7/14/2028	536	295	294	0.0%
Light Wave Dental Management, LLC		SF	5.50%	9.85%	12/17/2024	6/29/2029	4,986	4,986	4,946	0.2%
Light Wave Dental Management, LLC		SF	5.50%	9.82%	7/16/2024	6/30/2029	532	517	528	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.50%	9.82%	6/30/2023	6/30/2029	27,088	26,412	26,871	1.3%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.50%	9.82%	6/30/2023	6/30/2029	4,753	—	—	0.0%
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	10.33%	11/15/2023	11/15/2030	21,600	21,214	21,773	1.1%
Mammoth Holdings, LLC		SF	6.00%	10.33%	11/15/2023	11/15/2030	5,429	5,429	5,472	0.3%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	10.33%	11/15/2023	11/15/2029	2,727	—	—	0.0%
Russell Investments US Institutional Holdco, Inc.	(12)(35)	SF	6.50%	9.33% Cash/ 1.50% PIK	10/15/2024	5/30/2027	8,462	7,681	8,121	0.4%
Russell Investments US Institutional Holdco, Inc. (Revolver)	(12)(19)(35)	SF	6.00%	10.33%	10/7/2024	2/28/2028	1,240	—	—	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.84%	12/27/2023	12/27/2028	10,395	10,332	10,437	0.5%
The Black Tux, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.84%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.84%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	11.11%	11/20/2024	11/20/2030	5,738	5,742	5,637	0.3%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	11.11%	11/20/2024	11/20/2030	17,559	17,573	17,252	0.8%
The Gersh Agency, LLC	(11)	SF	6.25%	10.86%	12/13/2024	11/20/2030	6,417	6,307	6,305	0.3%
The Gersh Agency, LLC	(11)	SF	6.25%	10.86%	12/13/2024	11/20/2030	13,585	13,351	13,348	0.7%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.86%	11/20/2024	11/20/2030	12,270	—	—	0.0%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.25%	10.86%	11/20/2024	11/20/2030	2,589	—	—	0.0%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	10.86%	11/20/2024	11/20/2030	5,059	1,297	1,274	0.1%
The Hertz Corporation	(12)	SF	3.61%	7.97%	6/21/2024	6/30/2028	8,285	8,128	7,491	0.4%
The Hertz Corporation	(12)	SF	3.61%	7.97%	6/21/2024	6/30/2028	1,618	1,587	1,463	0.1%
Ultra Clean Holdco LLC	(11)	SF	5.00%	9.59%	7/16/2024	7/1/2030	20,895	20,544	20,832	1.0%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.48%	7/16/2024	7/1/2030	7,496	2,996	2,987	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.00%	9.48%	7/16/2024	7/1/2030	3,000	—	—	0.0%
							291,089	236,502	237,456	11.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(6)(19)(20)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	$2,625	$2,742	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	252	252	0.0%
Calabrio, Inc.	(7)	SF	5.50%	10.01%	12/19/2023	4/16/2027	1,167	1,167	1,170	0.1%
Calabrio, Inc.	(7)	SF	5.50%	10.01%	4/16/2021	4/16/2027	7,960	7,868	7,960	0.4%
Calabrio, Inc. (Revolver)	(19)	SF	5.50%	10.02%	4/16/2021	4/16/2027	963	413	413	0.0%
Commscope, Inc	(12)(35)	SF	3.25%	7.58%	10/24/2024	4/4/2026	3,088	3,018	3,053	0.2%
DataOnline Corp.	(7)(8)(9)(10)(11)	SF	5.40%	9.92%	11/13/2019	11/13/2026	34,675	34,622	34,762	1.7%
DataOnline Corp. (Revolver)	(19)	SF	5.40%	9.80%	11/13/2019	11/13/2026	3,701	555	555	0.0%
EOS Finco S.A.R.L.	(8)(12)(39)	SF	6.00%	10.28%	8/3/2022	8/20/2027	7,078	6,992	4,820	0.2%
MB Purchaser, LLC	(8)(10)	SF	4.75%	9.34%	1/3/2024	1/3/2030	14,887	14,628	14,887	0.7%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.23%	1/3/2024	1/3/2030	12,461	6,211	6,211	0.3%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	9.23%	1/3/2024	1/3/2030	2,500	—	—	0.0%
Patagonia Holdco LLC	(6)(12)	SF	5.75%	10.27%	8/5/2022	8/1/2029	14,663	12,655	13,130	0.7%
Radiate Holdco, LLC	(35)	SF	3.25%	7.58%	10/24/2024	10/30/2026	12,500	11,040	10,965	0.5%
Sandvine Corporation	(6)(21)	SF	9.00%	13.25%	10/2/2024	10/3/2025	216	215	217	0.0%
Sandvine Corporation	(6)(21)	SF	9.00%	13.25%	10/2/2024	10/3/2025	43	43	43	0.0%
Sandvine Corporation (Delayed Draw)	(6)(19)(20)(21)	SF	9.00%	13.25%	10/2/2024	10/3/2025	86	—	—	0.0%
							119,742	102,304	101,180	4.9%
Transportation: Cargo
Dusk Acquisition II Corporation	(10)	SF	6.00%	10.33%	7/12/2024	7/12/2029	27,651	27,133	27,651	1.3%
Dusk Acquisition II Corporation		SF	6.00%	10.33%	11/29/2024	7/12/2029	37,177	36,443	37,177	1.8%
Epika Fleet Services, Inc.	(6)(8)	SF	6.00%	10.34%	3/18/2024	3/18/2029	16,873	16,571	16,943	0.8%
Epika Fleet Services, Inc.	(11)	SF	6.00%	10.34%	3/18/2024	3/18/2029	9,734	9,646	9,775	0.5%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	10.34%	3/18/2024	3/18/2029	4,890	2,733	2,744	0.1%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	10.45%	12/5/2024	3/18/2029	6,533	2,120	2,128	0.1%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	6.00%	10.34%	3/18/2024	3/18/2029	3,696	656	656	0.0%
Fiasco Enterprises, LLC		SF	6.61%	11.17%	5/6/2022	5/6/2027	6,843	6,775	6,702	0.3%
Fiasco Enterprises, LLC	(6)	SF	6.61%	11.17%	12/15/2022	5/6/2027	8,253	8,102	8,084	0.4%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.61%	11.17%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	6.25%	10.58%	11/1/2022	11/1/2029	16,705	16,342	16,705	0.8%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.82%	11/1/2022	11/1/2029	5,673	1,679	1,679	0.1%
Randys Holdings, Inc. (Revolver)	(19)	SF	5.00%	9.33%	11/1/2022	11/1/2029	2,273	772	772	0.0%
RS Acquisition, LLC	(7)	SF	8.10%	10.65% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,927	10,829	10,125	0.5%
RS Acquisition, LLC		SF	8.10%	10.65% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,098	10,098	9,356	0.5%
RS Acquisition, LLC (Revolver)	(19)	SF	8.10%	10.65% Cash/ 2.00% PIK	12/13/2021	12/14/2026	1,284	905	838	0.1%
							170,360	150,804	151,335	7.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wholesale
IF & P Holdings Company, LLC	(6)(8)	SF	5.63%	10.05%	10/6/2022	10/3/2028	23,389	$22,976	$23,389	1.1%
IF & P Holdings Company, LLC	(6)	SF	6.00%	10.43%	5/25/2023	10/3/2028	6,567	6,405	6,567	0.3%
IF & P Holdings Company, LLC		SF	5.25%	9.68%	7/30/2024	10/3/2028	1,106	1,091	1,106	0.1%
IF & P Holdings Company, LLC (Delayed Draw)	(19)(20)	SF	5.63%	10.05%	7/30/2024	10/3/2028	959	—	—	0.0%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.63%	10.06%	10/6/2022	10/3/2028	5,296	2,825	2,825	0.1%
S&S Holdings LLC	(8)	SF	5.00%	9.36%	10/31/2024	10/1/2031	9,975	9,828	9,972	0.5%
S&S Holdings LLC	(6)	SF	5.10%	9.46%	3/10/2021	3/10/2028	2,888	2,840	2,885	0.2%
							50,180	45,965	46,744	2.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							4,255,208	3,430,035	3,450,415	167.5%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	16.53%	11/3/2023	11/3/2026	1,000	1,000	997	0.1%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	(19)(27)	SF	10.00%	12.34% Cash/ 2.00% PIK	12/8/2023	12/8/2026	338	204	203	0.0%
							1,338	1,204	1,200	0.1%
Construction & Building
Inversiones DP6 (BVI) Numero Dos, Ltd.	(12)(38)	n/a	n/a	9.00% Cash/ 4.75% PIK	10/14/2022	10/14/2026	27,231	27,231	27,468	1.3%
							27,231	27,231	27,468	1.3%
Consumer Goods: Durable
Jumpstart Holdco, Inc.	(6)	SF	5.65%	10.27%	4/19/2022	4/19/2028	22,971	22,689	21,467	1.0%
							22,971	22,689	21,467	1.0%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	9.67%	12/3/2021	12/3/2026	9,203	9,132	9,203	0.4%
New Engen, Inc.	(7)(8)	SF	5.11%	9.67%	12/27/2021	12/3/2026	7,772	7,772	7,772	0.4%
New Engen, Inc.	(9)	SF	5.11%	9.67%	9/17/2024	12/3/2026	2,346	2,306	2,393	0.1%
							19,321	19,210	19,368	0.9%
Media: Diversified & Production
Park County Holdings, LLC		SF	6.75%	11.09%	11/29/2023	11/29/2029	45,000	44,428	45,000	2.2%
							45,000	44,428	45,000	2.2%
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.99%	5/25/2022	5/25/2028	15,000	14,800	14,981	0.8%
ASG II, LLC		SF	6.40%	10.99%	5/25/2022	5/25/2028	2,250	2,250	2,247	0.1%
Onit, Inc.	(6)	SF	7.40%	12.01%	12/20/2021	5/2/2025	16,800	16,755	16,800	0.8%
							34,050	33,805	34,028	1.7%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							149,911	148,567	148,531	7.2%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.36% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,792	1,790	1,398	0.1%
							1,792	1,790	1,398	0.1%
Automotive
First Brands Group, LLC	(8)(11)	SF	8.76%	13.35%	12/11/2023	3/30/2028	14,436	14,003	13,137	0.6%
							14,436	14,003	13,137	0.6%
Capital Equipment

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Adept AG Holdings, LLC	(12)(22)	SF	6.40%	10.72% PIK	10/30/2024	8/11/2027	1,763	$1,823	$1,674	0.1%
Adept AG Holdings, LLC	(12)(22)	n/a	n/a	10.25%	10/30/2024	8/11/2027	4,796	4,962	2,037	0.1%
Adept AG Holdings, LLC	(12)(16)(22)	n/a	n/a	n/a	12/30/2024	8/11/2027	83	83	—	0.0%
Adept AG Holdings, LLC		SF	6.15%	10.47% PIK	10/30/2024	8/11/2027	1,484	1,473	1,409	0.0%
Adept AG Holdings, LLC		n/a	n/a	10.00%	10/30/2024	8/11/2027	4,038	4,013	1,715	0.1%
Adept AG Holdings, LLC	(16)	n/a	n/a	n/a	12/30/2024	8/11/2027	68	68	—	0.0%
							12,232	12,422	6,835	0.3%
Construction & Building
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	8.74%	13.59%	7/17/2024	2/9/2028	20,500	—	—	0.0%
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	8.74%	13.59%	7/17/2024	2/9/2028	20,500	—	—	0.0%
Jesse Studio Mezz, LLC (Delayed Draw)	(12)(19)(20)	SF	9.00%	13.55%	6/7/2024	6/7/2027	41,930	34,097	34,404	1.7%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	10.00%	14.48%	12/21/2023	1/15/2027	37,349	27,184	27,772	1.3%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	11.25%	15.73% PIK	12/21/2023	1/15/2027	13,212	3,573	3,598	0.2%
							133,491	64,854	65,774	3.2%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.26%	14.89% PIK	6/18/2024	6/18/2029	1,763	1,763	1,397	0.1%
							1,763	1,763	1,397	0.1%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(37)	SF	8.26%	6.15% Cash/ 6.50% PIK	4/26/2019	3/12/2029	1,892	1,790	1,495	0.1%
Avison Young (USA) Inc.	(12)(21)(37)	SF	8.26%	6.15% Cash/ 6.50% PIK	4/26/2019	3/12/2029	647	612	380	0.0%
KT Naples UB LLC (Delayed Draw)	(12)(19)(20)	SF	12.00%	17.00%	4/8/2024	4/8/2026	14,250	9,598	9,629	0.5%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/26/2024	10/1/2026	455	455	455	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	10/1/2026	10,044	10,044	10,033	0.5%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	10/1/2026	1,737	1,737	1,736	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	10/1/2026	3,117	3,117	3,114	0.2%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/8/2024	10/1/2026	2,137	2,137	2,135	0.1%
							34,279	29,490	28,977	1.5%
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	5.26%	8.28% Cash/ 1.50% PIK	5/30/2024	1/31/2029	17,327	16,722	17,166	0.8%
							17,327	16,722	17,166	0.8%
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	968	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2029	430	401	468	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2029	440	401	478	0.0%
							1,858	1,770	946	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	477	$477	$—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.85% PIK	7/31/2023	1/31/2028	503	503	246	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.85% PIK	7/31/2023	1/31/2028	152	152	74	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.85% PIK	9/8/2023	1/31/2028	265	265	130	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.85% PIK	7/31/2023	1/31/2028	396	396	—	0.0%
							2,092	2,092	450	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	10.29%	7/15/2024	10/15/2028	3,629	3,658	3,396	0.2%
Streamland Media MidCo LLC	(21)	SF	9.76%	11.34% Cash/ 2.75% PIK	8/26/2019	3/31/2025	1,825	1,825	1,212	0.1%
Streamland Media MidCo LLC	(21)	SF	9.76%	11.34% Cash/ 2.75% PIK	3/7/2022	3/31/2025	494	492	328	0.0%
							5,948	5,975	4,936	0.3%
Telecommunications
Sandvine Corporation	(6)(21)	n/a	n/a	2.00%	3/8/2021	6/28/2027	929	924	221	0.0%
							929	924	221	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							226,147	151,805	141,237	6.9%

Equity Securities (14)(15)(16)
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(17)	—	—	—	8/2/2021	—	—	159	174	0.0%
								159	174	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(12)(17)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	—	—	8	—	0.0%
								189	—	0.0%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	—	—	650	—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	—	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	—	—	—	—	0.0%
								763	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
Harlem Acquisition, LLC (1,523,811 Class A units)		—	—	—	11/7/2024	—	—	$1,524	$1,524	0.1%
MEI Buyer LLC (2,275 units)		—	—	—	6/29/2023	—	—	2,275	3,413	0.1%
								3,799	4,937	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)		—	—	—	8/3/2021	—	—	169	52	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	—	—	1,567	754	0.0%
								1,736	806	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (2,162,506 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (31,764 shares of common stock)		—	—	—	6/18/2024	—	—	3,192	874	0.0%
								3,192	874	0.0%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(29)	—	—	—	3/4/2024	—	—	132	118	0.0%
								132	118	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	67	306	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	214	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	—	—	—	407	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	—	—	891	1,092	0.2%
								1,598	2,659	0.2%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	—	—	1,600	1,638	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(12)(17)	—	—	—	12/24/2020	—	—	—	52	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)(30)	—	—	—	4/29/2022	—	—	443	443	0.0%
								2,043	2,133	0.1%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(37)	n/a	n/a	12.50% PIK	9/1/2022	—	—	2,036	774	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(37)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	—	—	420	412	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	—	—	1,667	1,407	0.1%
Residential Homes for Rent LLC (446,794 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	—	—	1,950	1,663	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.2% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	—	777	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(12)(17)	—	—	—	7/2/2021	—	—	3	5,200	0.3%
								7,310	10,233	0.5%
Healthcare & Pharmaceuticals

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ascent Midco, LLC (725,806 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$726	$629	0.0%
Bluesight, Inc. (528 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	528	528	0.0%
Bluesight, Inc. (282,635 Class B common units)		—	—	—	7/17/2023	—	—	—	—	0.0%
Caravel Autism Health, LLC (3,600 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	—	—	3,600	3,600	0.2%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	—	—	—	521	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)		—	—	—	6/30/2021	—	—	578	390	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)		—	—	—	6/30/2021	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	111	0.0%
Forest Buyer, LLC (906 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	—	—	906	841	0.1%
Forest Buyer, LLC (906 Class B units)	(17)	—	—	—	3/15/2024	—	—	—	849	0.1%
INH Buyer, Inc. (2,713,147 A-1 units)		—	—	—	12/16/2024	—	—	—	—	0.0%
INH Buyer, Inc. (3 preferred stock)		—	—	—	12/16/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	—	—	1,010	229	0.0%
NationsBenefits, LLC (369,827 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,523	0.3%
NationsBenefits, LLC (326,667 common units)	(17)	—	—	—	8/20/2021	—	—	468	2,805	0.1%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)		—	—	—	10/4/2022	—	—	1,366	278	0.0%
Seran BioScience, LLC (26,666 common units)		—	—	—	7/30/2024	—	—	267	637	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	182	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	—	—	18,310	18,535	0.9%
								30,257	35,658	1.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (157,895 Class A common units)		—	—	—	3/16/2021	—	—	$10,982	$1,474	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	2,745	0.1%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (157,895 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(34)	—	—	—	12/13/2024	—	—	4,178	4,178	0.2%
Douglas Holdings, Inc. (573,847 Class A common units)		—	—	—	8/27/2024	—	—	574	597	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)		—	—	—	9/1/2022	—	—	652	783	0.1%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	—	—	790	790	0.1%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	—	—	278	529	0.0%
Recorded Future, Inc. (40,243 Class A units)	(31)	—	—	—	7/3/2019	—	—	25	93	0.0%
Reorganized Mobileum AcquisitionCo, LLC (fka Matrix Parent, Inc.) (37,185 shares of common stock)	(6)	—	—	—	9/12/2024	—	—	1,877	735	0.0%
Sparq Holdings, Inc. (600,000 common units)		—	—	—	6/15/2023	—	—	600	645	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	—	—	1,622	2,804	0.1%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	—	—	3,790	3,920	0.2%
								25,368	19,293	0.9%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(17)	—	—	—	12/31/2020	—	—	95	123	0.0%
								95	123	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	$385	$948	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	532	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	—	—	5	1	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	—	—	369	329	0.0%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	63	0.0%
Relevate Health Group, LLC (96 Class B common units)		—	—	—	11/20/2020	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X common units)		—	—	—	11/14/2024	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	14	14	0.0%
Spherix Global Inc. (52 Class A-2 units)		—	—	—	6/10/2024	—	—	52	12	0.0%
Spherix Global Inc. (333 Class A units)		—	—	—	12/22/2021	—	—	333	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	278	0.0%
								2,304	2,745	0.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)		—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(17)	—	—	—	12/31/2021	—	—	188	100	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)	—	—	—	7/15/2024	—	—	1,525	888	0.1%
Streamland Media MidCo LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	9/27/2024	—	—	—	—	0.0%
Streamland Media MidCo LLC (warrant to purchase up to 0.1% of the equity)		—	—	—	12/10/2024	—	—	—	—	0.0%
								1,713	988	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	—	—	$888	$888	0.1%
Argano, LLC (62,574 common units)	(17)	—	—	—	6/10/2021	—	—	317	533	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	—	—	2,250	2,780	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares)	(12)(37)	—	—	—	9/21/2021	—	—	723	714	0.0%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	—	—	591	1,025	0.1%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	—	—	800	800	0.0%
Northeast Contracting Company, LLC (5,364,700 Class A-2 units)	(17)	—	—	—	8/16/2024	—	—	5,365	5,447	0.3%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	—	—	2,000	1,802	0.1%
Parkhub, Inc. (1,049,936 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,500	1,502	0.1%
Rampart Exterior Services Buyer, Inc. (2,206 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	2,206	2,176	0.1%
Respida Software Equity CI LP (5,000,000 Series B Preferred Units)	(17)	—	—	—	4/9/2024	—	—	4,850	5,039	0.3%
Skillsoft Corp. (1,308 Class A shares)	(6)(12)(29)	—	—	—	6/11/2021	—	—	508	31	0.0%
								21,998	22,737	1.2%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	15	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(17)	—	—	—	11/15/2023	—	—	169	—	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(17)(41)	—	—	—	1/4/2021	—	—	197	188	0.0%
Light Wave Dental Management, LLC (314,621 Class A units)	(17)	—	—	—	6/30/2023	—	—	3,147	2,829	0.1%
								3,548	3,032	0.1%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	68	0.0%
Sandvine Corporation (23,212 Class A units)	(6)	—	—	—	6/28/2024	—	23	—	—	0.0%
								84	68	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (44,348 preferred units)		—	—	—	3/18/2024	—	—	1,109	1,129	0.1%
RS Acquisition, LLC (838,077 common units)	(17)	—	—	—	1/12/2022	—	—	1,439	288	0.0%
RS Acquisition, LLC (46,462 Series A preferred units)	(17)	n/a	n/a	10.00% PIK	12/30/2024	—	—	46	47	0.0%
								2,594	1,464	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	$3,509	$3,509	0.2%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	10,189	0.5%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	66	0.0%
								4,505	13,764	0.7%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	1,229	0.1%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	10	—	0.0%
								1,576	1,229	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								117,276	123,035	6.0%
Total Non-Controlled/Non-Affiliate Company Investments								$3,847,683	$3,863,218	187.6%

Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	(19)(20)(21)	SF	8.76%	13.08% PIK	6/21/2024	12/31/2027	1,463	1,046	1,131	0.0%
							1,463	1,046	1,131	0.0%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.92%	4/25/2024	4/25/2029	10,249	10,061	10,244	0.5%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.25%	10.80%	4/25/2024	4/25/2029	1,471	1,145	1,145	0.0%
Whistler Parent Holdings III, Inc. (Delayed Draw)	(19)(20)	SF	6.85%	5.44% Cash/ 5.75% PIK	5/28/2024	6/2/2028	3,954	1,980	1,980	0.1%
Whistler Parent Holdings III, Inc. (Revolver)	(19)	SF	6.85%	5.44% Cash/ 5.75% PIK	10/25/2024	6/2/2028	1,977	1,539	1,539	0.1%
							17,651	14,725	14,908	0.7%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.61%	11.17%	9/21/2022	9/21/2027	3,500	3,451	3,478	0.2%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.61%	11.17%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	12.42%	10/6/2023	10/6/2028	12,375	11,944	12,431	0.6%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	12.42%	10/6/2023	10/6/2028	1,984	992	992	0.0%
							18,227	16,387	16,901	0.8%
Transportation: Cargo
SheerTrans Solutions, LLC		SF	8.11%	8.46% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,261	5,200	5,261	0.3%
SheerTrans Solutions, LLC		SF	8.11%	8.46% Cash/ 4.00% PIK	2/15/2024	7/29/2027	1,503	1,478	1,503	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	8.46% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,511	998	998	0.0%
							8,275	7,676	7,762	0.4%
Total Non-Controlled Affiliate Senior Secured Loans							45,616	39,834	40,702	1.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Junior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC)	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	$1,692	$1,177	0.1%
BTR Opco LLC (fka Born to Run, LLC)	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	—	0.0%
							11,252	10,408	1,177	0.1%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,593	0.3%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,387	4,387	4,631	0.2%
SFR Holdco 2, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	8.00%	10/24/2024	10/23/2029	5,119	2,267	2,267	0.1%
							15,356	12,504	12,491	0.6%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	5.44% Cash/ 5.75% PIK	10/25/2024	6/2/2028	26,371	26,085	22,772	1.1%
							26,371	26,085	22,772	1.1%
Total Non-Controlled Affiliate Junior Secured Loans							52,979	48,997	36,440	1.8%
Equity Securities (15)(16)(18)
Automotive
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)		—	—	—	6/21/2024	—	—	639	—	0.0%
								639	—	0.0%
FIRE: Finance
Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment)	(12)(32)	—	—	—	6/13/2024	—	—	4,803	4,803	0.2%
								4,803	4,803	0.2%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	3,900	4,797	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)	—	—	—	3/1/2022	—	—	2,925	3,597	0.2%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)	—	—	—	10/24/2024	—	—	1,510	1,510	0.1%
								8,335	9,904	0.5%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (16,676 Class A units)	(17)	—	—	—	4/25/2024	—	—	16,676	16,676	0.8%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								16,676	16,676	0.8%
High Tech Industries
ClearlyRated Capital, LLC (5,500,000 Class A units)	(17)	—	—	—	6/1/2023	—	—	5,500	5,500	0.3%
								5,500	5,500	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	4,611	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(33)	—	—	—	10/6/2023	—	—	14,676	15,130	0.7%
								18,084	19,741	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
SheerTrans Solutions, LLC (12,233,889 preferred interests)	(17)	—	—	—	7/29/2022	—	—	$12,234	$11,989	0.6%
								12,234	11,989	0.6%
Total Non-Controlled Affiliate Equity Securities								66,271	68,613	3.3%
Total Non-Controlled Affiliate Company Investments								$155,102	$145,755	7.0%

TOTAL INVESTMENTS								$4,002,785	$4,008,973	194.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$372	AUD	568	Bannockburn Global Forex, LLC	1/17/2025	$20
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	2/18/2025	20
Foreign currency forward contract	$331	AUD	506	Bannockburn Global Forex, LLC	3/18/2025	17
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	4/16/2025	19
Foreign currency forward contract	$353	AUD	542	Bannockburn Global Forex, LLC	5/16/2025	17
Foreign currency forward contract	$364	AUD	560	Bannockburn Global Forex, LLC	6/18/2025	18
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	7/16/2025	28
Foreign currency forward contract	$373	AUD	559	Bannockburn Global Forex, LLC	8/18/2025	27
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	9/16/2025	27
Foreign currency forward contract	$359	AUD	539	Bannockburn Global Forex, LLC	10/17/2025	26
Foreign currency forward contract	$371	AUD	557	Bannockburn Global Forex, LLC	11/18/2025	26
Foreign currency forward contract	$358	AUD	539	Bannockburn Global Forex, LLC	12/16/2025	25
Foreign currency forward contract	$370	AUD	556	Bannockburn Global Forex, LLC	1/20/2026	25
Foreign currency forward contract	$367	AUD	554	Bannockburn Global Forex, LLC	2/17/2026	25
Foreign currency forward contract	$331	AUD	500	Bannockburn Global Forex, LLC	3/17/2026	22
Foreign currency forward contract	$30,584	AUD	47,858	Bannockburn Global Forex, LLC	4/20/2026	970
Foreign currency forward contract	$396	GBP	305	Bannockburn Global Forex, LLC	1/6/2025	14
Foreign currency forward contract	$350	GBP	270	Bannockburn Global Forex, LLC	4/4/2025	12
Foreign currency forward contract	$334	GBP	258	Bannockburn Global Forex, LLC	7/7/2025	11
Foreign currency forward contract	$333	GBP	257	Bannockburn Global Forex, LLC	10/6/2025	10
Foreign currency forward contract	$329	GBP	255	Bannockburn Global Forex, LLC	1/6/2026	10
Foreign currency forward contract	$317	GBP	246	Bannockburn Global Forex, LLC	4/7/2026	9
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	9
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	9
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	9
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	8
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	8
Foreign currency forward contract	$148	EUR	141	Bannockburn Global Forex, LLC	1/7/2025	2
Foreign currency forward contract	$348	EUR	332	Bannockburn Global Forex, LLC	4/4/2025	4
Foreign currency forward contract	$369	EUR	352	Bannockburn Global Forex, LLC	7/7/2025	5
Foreign currency forward contract	$380	EUR	362	Bannockburn Global Forex, LLC	10/6/2025	5
Foreign currency forward contract	$379	EUR	360	Bannockburn Global Forex, LLC	1/6/2026	6
Foreign currency forward contract	$370	EUR	351	Bannockburn Global Forex, LLC	4/6/2026	6
Foreign currency forward contract	$373	EUR	354	Bannockburn Global Forex, LLC	7/6/2026	6
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	7
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	7
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	7
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	8
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	8
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	9
						$1,501

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), or Sterling Overnight Index Average Rate ("SONIA" or "SN") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, or SONIA, as applicable, and the current contractual interest rate in effect at December 31, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2024 represented 194.6% of the Company’s net assets or 93.1% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,059,727 as of December 31, 2024.
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
(12)    This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 11.4% of the Company’s total assets.
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
(16)    Securities without an interest rate are non-income producing.
(17)    Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
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
(19)    All or a portion of this commitment was unfunded at December 31, 2024. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of December 31, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(22)    This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(23)    This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(24)    This loan is denominated in Euros and is translated into U.S. dollars as of the valuation date.
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
(30)    As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(31)    As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $8.
(32)    As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $37,052 for a total commitment of $41,855.
(33)    As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(34)    As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(35)    Investment position or portion thereof unsettled as of December 31, 2024.
(36)    The headquarters of this portfolio company is located in Australia.
(37)    The headquarters of this portfolio company is located in Canada.
(38)    The headquarters of this portfolio company is located in Costa Rica.
(39)    The headquarters of this portfolio company is located in France.
(40)    The headquarters of this portfolio company is located in United Kingdom.
(41)    As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.

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
The Company may conduct private offerings, subject to approval by the Company’s Board of Directors (the “Board”). The Company is conducting its second best efforts, continuous private offering of its common stock to “accredited investors” in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. At each closing, an investor purchases shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. See Note 11 for additional information on the Company’s share activity.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, SPV III, SPV IV, the 2022 Issuer, the 2023 Issuer (the "Non-Taxable Subsidiaries") and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”, and together with the Non-Taxable Subsidiaries, the "Subsidiaries") in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2024, 2023 and 2022, the Company received return of capital distributions from its equity investments of $2,553, $122 and $506, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $60,656 and $45,234 as of December 31, 2024 and 2023, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2024, 2023 and 2022 totaled $42,602, $26,488 and $29,143, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Company’s investment income were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$365,634	$207,338	$78,960
PIK interest income	15,868	7,694	5,920
Dividend income (1)	1,599	569	501
Other income	10,887	2,184	2,182
Prepayment gain (loss)	7,036	1,146	1,496
Accretion of discounts and amortization of premiums	9,895	5,713	2,616
Total investment income	$410,919	$224,644	$91,675
_________________________________________
(1)During the years ended December 31, 2024, 2023 and 2022 dividend income includes PIK dividends of $1,403, $484 and $358, respectively.

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
Non-accrual: Loans or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of December 31, 2024 and 2023, there were 11 and four borrowers, respectively, with a loan or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $28,676 and $12,389 at December 31, 2024 and 2023, respectively.
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
Segment Reporting
In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 14 for additional information on the Company’s segment accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of December 31, 2024, the Company held cash denominated in foreign currencies of GBP 294 ($368 in U.S. Dollars) and EUR 14 ($14 in U.S. Dollars). As of December 31, 2023, the Company held cash denominated in foreign currency of AUD 1,522 ($1,037 in U.S. Dollars).

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of December 31, 2024 and 2023, restricted cash and cash equivalents consisted of the following:

	December 31, 2024	December 31, 2023
Restricted cash and cash equivalents:
SPV	$28,847	$38,388
SPV II	20,764	3,057
SPV III	3,375	—
SPV IV	36,974	—
2022 ABS	25,102	10,996
2023 ABS	9,328	7,728
Total restricted cash and cash equivalents	$124,390	$60,169
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024 and 2023, the Company had unamortized debt issuance costs of $23,351 and $14,612, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the year ended December 31, 2024, 2023 and 2022 was $9,429, $5,741 and $2,263, respectively.
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
Income Taxes
The Company has elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Code. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2024, 2023 and 2022 the Company recorded a net expense on the consolidated statements of operations of $1,082, $495 and $126, respectively, for U.S. federal excise tax. As of December 31, 2024 and 2023, the Company recorded an accrual for U.S. federal excise taxes of $1,050 and $450, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2024, 2023 and 2022 the Company recorded a net tax expense of $124, $119 and $43, respectively, on the consolidated statements of operations for these subsidiaries. As of both December 31, 2024 and 2023, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2024. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024, except as disclosed in Note 15.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 14 for more information on the effects of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements, however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$3,469,869	86.7%	$2,161,659	85.7%
Unitranche secured loans	148,567	3.7	185,177	7.3
Junior secured loans	200,802	5.0	94,550	3.8
Equity securities	183,547	4.6	81,678	3.2
Total	$4,002,785	100.0%	$2,523,064	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$3,491,117	87.1%	$2,171,243	85.9%
Unitranche secured loans	148,531	3.7	184,853	7.3
Junior secured loans	177,677	4.4	87,986	3.5
Equity securities	191,648	4.8	84,085	3.3
Total	$4,008,973	100.0%	$2,528,167	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2024		December 31, 2023
Amortized Cost:
United States:
Midwest	$697,246	17.4%	$464,411	18.4%
Northeast	919,569	23.0	602,303	23.9
Northwest	81,085	2.0	72,401	2.9
Southeast	985,353	24.6	609,720	24.2
Southwest	489,467	12.2	303,643	12.0
West	643,709	16.1	354,469	14.0
International	186,356	4.7	116,117	4.6
Total	$4,002,785	100.0%	$2,523,064	100.0%

	December 31, 2024		December 31, 2023
Fair Value:
United States:
Midwest	$689,362	17.2%	$462,371	18.3%
Northeast	920,544	23.0	605,226	23.9
Northwest	83,285	2.1	73,706	2.9
Southeast	1,006,155	25.1	616,182	24.4
Southwest	494,694	12.3	303,605	12.0
West	636,530	15.9	355,000	14.1
International	178,403	4.4	112,077	4.4
Total	$4,008,973	100.0%	$2,528,167	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2024		December 31, 2023
Amortized Cost:
Aerospace & Defense	$24,110	0.6%	$24,306	1.0%
Automotive	76,264	1.9	55,374	2.2
Banking	48,045	1.2	32,289	1.3
Beverage, Food & Tobacco	27,123	0.7	43,443	1.7
Capital Equipment	191,064	4.8	153,516	6.1
Chemicals, Plastics & Rubber	—	—	738	0.0 *
Construction & Building	217,997	5.4	97,869	3.9
Consumer Goods: Durable	74,112	1.8	45,961	1.8
Consumer Goods: Non-Durable	51,050	1.3	49,303	2.0
Containers, Packaging & Glass	40,180	1.0	13,857	0.5
Energy: Oil & Gas	132	0.0 *	20,128	0.8
Environmental Industries	66,543	1.7	35,805	1.4
FIRE: Finance	234,481	5.9	185,745	7.4
FIRE: Insurance	—	—	23,848	0.9
FIRE: Real Estate	77,846	1.9	81,184	3.2
Healthcare & Pharmaceuticals	590,748	14.7	354,627	14.1
High Tech Industries	499,624	12.5	211,563	8.4
Hotels, Gaming & Leisure	95	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	195,966	4.9	145,910	5.8
Media: Broadcasting & Subscription	3,430	0.1	3,160	0.1
Media: Diversified & Production	112,124	2.8	93,581	3.7
Retail	14,570	0.4	—	—
Services: Business	888,565	22.2	428,134	17.0
Services: Consumer	240,050	6.0	166,396	6.6
Telecommunications	103,312	2.6	73,705	2.9
Transportation: Cargo	173,308	4.3	107,107	4.2
Utilities: Electric	4,505	0.1	40,045	1.6
Wholesale	47,541	1.2	35,375	1.4
Total	$4,002,785	100.0%	$2,523,064	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$23,854	0.6%	$23,871	0.9%
Automotive	66,253	1.7	52,433	2.1
Banking	43,672	1.1	31,338	1.2
Beverage, Food & Tobacco	27,414	0.7	43,420	1.7
Capital Equipment	187,727	4.7	153,448	6.1
Chemicals, Plastics & Rubber	—	—	555	0.0 *
Construction & Building	222,008	5.5	99,032	3.9
Consumer Goods: Durable	71,293	1.8	43,879	1.7
Consumer Goods: Non-Durable	48,784	1.2	47,767	1.9
Containers, Packaging & Glass	40,136	1.0	13,978	0.6
Energy: Oil & Gas	118	0.0 *	19,939	0.8
Environmental Industries	68,253	1.7	36,964	1.5
FIRE: Finance	233,307	5.8	188,094	7.4
FIRE: Insurance	—	—	23,624	0.9
FIRE: Real Estate	81,966	2.1	82,981	3.3
Healthcare & Pharmaceuticals	594,527	14.8	354,470	14.0
High Tech Industries	497,616	12.4	208,931	8.3
Hotels, Gaming & Leisure	123	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	197,904	4.9	148,571	5.9
Media: Broadcasting & Subscription	867	0.0 *	1,663	0.1
Media: Diversified & Production	111,259	2.8	93,116	3.7
Retail	14,566	0.4	—	—
Services: Business	901,082	22.5	434,280	17.2
Services: Consumer	240,488	6.0	167,734	6.6
Telecommunications	101,469	2.5	74,679	3.0
Transportation: Cargo	172,550	4.3	107,424	4.2
Utilities: Electric	13,764	0.3	40,039	1.6
Wholesale	47,973	1.2	35,842	1.4
Total	$4,008,973	100.0%	$2,528,167	100.0%
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
As of December 31, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Senior secured loans	$—	$—	$3,491,117	$3,491,117
Unitranche secured loans	—	—	148,531	148,531
Junior secured loans	—	—	177,677	177,677
Equity securities	149	—	191,499	191,648
Total assets, at fair value:	$149	$—	$4,008,824	$4,008,973
Foreign currency forward contracts asset (liability)	$—	$1,501	$—	$1,501

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Senior secured loans	$—	$—	$2,171,243	$2,171,243
Unitranche secured loans	—	—	184,853	184,853
Junior secured loans	—	—	87,986	87,986
Equity securities	23	—	84,062	84,085
Total investments	$23	$—	$2,528,144	$2,528,167
Foreign currency forward contracts asset (liability)	$—	$(3,087)	$—	$(3,087)
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 5.50% to 20.80% at December 31, 2024 and 7.50% to 21.34% at December 31, 2023. The maturity dates on the loans outstanding at December 31, 2024 range between March 2025 and November 2031.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2024 and 2023:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144
Net realized gain (loss) on investments	(98)	—	39	118	59
Net change in unrealized gain (loss) on investments	6,747	288	(11,646)	5,703	1,092
Purchases of investments and other adjustments to cost (1)	1,981,176	8,269	78,335	85,001	2,152,781
Proceeds from principal payments and sales of investments (2)	(601,460)	(44,879)	(22,839)	(3,941)	(673,119)
Reclassifications (3)	(66,491)	—	45,802	20,689	—
Transfers in (out) of Level 3 (4)	—	—	—	(133)	(133)
Balance as of December 31, 2024	$3,491,117	$148,531	$177,677	$191,499	$4,008,824

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2022	$1,250,788	$127,378	$44,469	$46,327	$1,468,962
Net realized gain (loss) on investments	(1,571)	—	—	1,168	(403)
Net change in unrealized gain (loss) on investments	7,926	612	(4,229)	(2,839)	1,470
Purchases of investments and other adjustments to cost (1)	1,094,575	58,387	44,732	39,681	1,237,375
Proceeds from principal payments and sales of investments (2)	(167,745)	(1,524)	(8,606)	(1,385)	(179,260)
Reclassifications (3)	(12,730)	—	11,620	1,110	—
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144
_________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.
(4)Represents non-cash transfers between fair value categories.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2024, attributable to Level 3 investments still held at December 31, 2024, was $(4,494). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2023, attributable to Level 3 investments still held at December 31, 2023, was $1,069. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the year ended December 31, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2023.

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
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of December 31, 2024:

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$2,224,530		Discounted cash flow	EBITDA multiples	11.1x	5.3x	35.9x
				Market yields	10.4%	8.2%	21.8%
Senior secured loans	931,531		Discounted cash flow	Revenue multiples	7.6x	1.0x	18.0x
				Market yields	10.6%	8.5%	25.5%
Senior secured loans	17,392		Enterprise value	EBITDA multiples	10.1x	6.5x	13.0x
Senior secured loans	15,818		Enterprise value	Revenue multiples	1.6x	0.3x	5.3x
Senior secured loans	6,042		Liquidation	Probability weighting of alternative outcomes	59.7%	59.7%	59.7%
Unitranche secured loans	114,503		Discounted cash flow	EBITDA multiples	10.2x	8.0x	11.3x
				Market yields	12.0%	9.2%	16.2%
Unitranche secured loans	34,028		Discounted cash flow	Revenue multiples	6.3x	6.3x	6.3x
				Market yields	13.9%	13.9%	13.9%
Junior secured loans	108,449		Discounted cash flow	Market yields	14.8%	12.6%	17.7%
Junior secured loans	26,886		Enterprise value	Revenue multiples	4.6x	0.3x	5.3x
Junior secured loans	3,752		Enterprise value	EBITDA multiples	7.0x	7.0x	7.0x
Equity securities	127,944		Enterprise value	EBITDA multiples	11.3x	3.6x	20.5x
Equity securities	51,219		Enterprise value	Revenue multiples	3.6x	0.4x	11.0x
Equity securities	9,065		Option pricing model	Volatility	46.4%	24.0%	65.0%
Total Level 3 Assets	$3,671,159	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $337,665 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of December 31, 2023:

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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$474,756	$474,756	$253,579	$253,579
SPV Credit Facility	239,889	239,889	178,098	178,098
SPV II Credit Facility	194,574	194,574	119,240	119,240
SPV III Credit Facility	73,722	73,722	—	—
SPV IV Credit Facility	245,185	245,185	—	—
2022 ABS	293,393	287,178	300,810	299,866
2023 ABS	206,369	209,100	183,840	187,345
2028 Notes	198,178	200,545	197,767	197,767
2029 Notes	202,296	202,585	—	—
Total Debt	$2,128,362	$2,127,534	$1,233,334	$1,235,895
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.
The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	2,127,534	1,235,895
Total Debt	$2,127,534	$1,235,895

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024
Non-controlled affiliate company investment:
BTR Opco LLC (fka Born to Run, LLC)	$—	$1,611	$81	$—	$—	$—	$—	$(515)	$1,177
BTR Opco LLC (fka Born to Run, LLC)	—	8,300	418	(2)	—	—	—	(8,716)	—
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	—	—	1,080	(34)	—	—	—	85	1,131
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	677	—	—	—	—	(38)	(639)	—
	—	10,588	1,579	(36)	—	—	(38)	(9,785)	2,308

ClearlyRated Capital, LLC (5,500,000 Class A units)	5,500	—	—	—	—	—	—	—	5,500
	5,500	—	—	—	—	—	—	—	5,500

Nastel Technologies, LLC	3,500	—	—	—	—	10	—	(32)	3,478
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	385	4,611
	7,726	—	—	—	—	10	—	353	8,089

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	(3,323)	—	—	—	—	—
	3,323	—	—	(3,323)	—	—	—	—	—

SFR Holdco, LLC	6,557	—	—	—	—	—	—	(964)	5,593
SFR Holdco, LLC	4,917	—	—	—	—	—	—	(286)	4,631
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	426	4,797
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	319	3,597
	19,123	—	—	—	—	—	—	(505)	18,618

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024
SFR Holdco 2, LLC (Delayed Draw)	—	—	2,267	—	—	—	—	—	2,267
SFR Holdco 2, LLC (24.4% of equity commitments)	—	—	1,510	—	—	—	—	—	1,510
	—	—	3,777	—	—	—	—	—	3,777

SheerTrans Solutions, LLC	5,101	—	—	(51)	212	19	—	(20)	5,261
SheerTrans Solutions, LLC	—	—	1,436	(15)	53	4	—	25	1,503
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	39	—	—	—	998
SheerTrans Solutions, LLC (12,233,889 preferred interests)	9,192	—	3,042	—	—	—	—	(245)	11,989
	15,252	—	4,478	(66)	304	23	—	(240)	19,751

Summit Professional Education, LLC	—	—	10,094	(50)	—	17	—	183	10,244
Summit Professional Education, LLC (Revolver)	—	—	1,145	—	—	—	—	—	1,145
Summit Professional Education, LLC (16,676 Class A units)	—	—	16,676	—	—	—	—	—	16,676
	—	—	27,915	(50)	—	17	—	183	28,065

Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment)	—	—	4,803	—	—	—	—	—	4,803
	—	—	4,803	—	—	—	—	—	4,803

Whistler Parent Holdings III, Inc.	—	25,676	—	—	276	133	—	(3,313)	22,772
Whistler Parent Holdings III, Inc. (Delayed Draw)	—	1,614	311	—	55	—	—	—	1,980
Whistler Parent Holdings III, Inc. (Revolver)	—	—	1,523	—	16	—	—	—	1,539
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	—	27,290	1,834	—	347	133	—	(3,313)	26,291

Zodega Landscaping, LLC	11,969	—	—	(119)	—	80	—	501	12,431
Zodega Landscaping, LLC (Revolver)	—	—	992	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	12,421	—	2,255	—	—	—	—	454	15,130
	24,390	—	3,247	(119)	—	80	—	955	28,553
Total non-controlled affiliate company investments	75,314	37,878	47,633	(3,594)	651	263	(38)	(12,352)	145,755

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2022	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2023
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$—	$—	$5,500	$—	$—	$—	$—	$—	$5,500
	—	—	5,500	—	—	—	—	—	5,500

Nastel Technologies, LLC	3,500	—	—	—	—	9	—	(9)	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	3,578	—	—	—	—	—	—	648	4,226
	7,078	—	—	—	—	9	—	639	7,726

Second Avenue SFR Holdings II LLC (Revolver) (2)	4,755	—	—	(1,462)	—	—	—	30	3,323
	4,755	—	—	(1,462)	—	—	—	30	3,323

SFR Holdco, LLC	5,850	—	—	—	—	—	—	707	6,557
SFR Holdco, LLC	2,316	—	2,071	—	—	—	—	530	4,917
SFR Holdco, LLC (13.9% of equity commitments)	3,900	—	—	—	—	—	—	471	4,371
SFR Holdco, LLC (10.5% of equity commitments)	1,545	—	1,380	—	—	—	—	353	3,278
	13,611	—	3,451	—	—	—	—	2,061	19,123

SheerTrans Solutions, LLC	5,101	—	—	(51)	51	15	—	(15)	5,101
SheerTrans Solutions, LLC (Revolver)	—	—	953	—	6	—	—	—	959
SheerTrans Solutions, LLC (9,191,624 preferred interests)	8,643	—	549	—	—	—	—	—	9,192
	13,744	—	1,502	(51)	57	15	—	(15)	15,252

Zodega Landscaping, LLC	—	—	11,968	—	—	15	—	(14)	11,969
Zodega Landscaping, LLC (124,206 preferred interests)	—	—	12,421	—	—	—	—	—	12,421
	—	—	24,389	—	—	15	—	(14)	24,390
Total non-controlled affiliate company investments	$39,188	$—	$34,842	$(1,513)	$57	$39	$—	$2,701	$75,314
_________________________________________
(1)Transfers in (out) may include increases (decreases) in the cost basis of investments resulting from the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category as a result of a restructuring.
(2)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is being presented as a non-controlled affiliate for that reason.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the year ended December 31,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
BTR Opco LLC (fka Born To Run, LLC)	$—	$—	$—	$ n/a	$ n/a	$ n/a
BTR Opco LLC (fka Born To Run, LLC)	—	—	—	n/a	n/a	n/a
BTR Opco LLC (fka Born To Run, LLC) (Delayed Draw)	—	—	—	n/a	n/a	n/a
BTR Opco LLC (fka Born To Run, LLC) (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

ClearlyRated Capital (Class A units)	—	—	—	—	—	165
	—	—	—	—	—	165

Nastel Technologies, LLC	430	—	—	423	—	—
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	430	—	—	423	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	330	—	—	558	—	—
	330	—	—	558	—	—

SFR Holdco, LLC	656	—	—	468	—	—
SFR Holdco, LLC	365	50	—	319	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	1,021	50	—	787	—	—

SFR Holdco 2, LLC (Delayed Draw)	25	—	—	n/a	n/a	n/a
SFR Holdco 2, LLC (LLC interest)	—	—		n/a	n/a	n/a
	25	—	—	—	—	—

SheerTrans Solutions, LLC	717	—	—	673	—	—
SheerTrans Solutions, LLC	179	—	—	n/a	n/a	n/a
SheerTrans Solutions, LLC (Revolver)	134	—	—	35	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	1,030	—	—	708	—	—

Summit Professional Education, LLC	838	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	27	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	865	—	—	—	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	581	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Delayed Draw)	45	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Revolver)	34	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	n/a	n/a	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	n/a	n/a	n/a
	660	—	—	—	—	—

Zodega Landscaping, LLC	1,730	—	—	413	—	—
Zodega Landscaping, LLC (Revolver)	61	—	—	3	—	—
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	1,791	—	—	416	—	—
Total non-controlled affiliate company investments	$6,152	$50	$—	$2,892	$—	$165
_________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is being presented as a non-controlled affiliate for that reason.
Note 6. Transactions with Related Parties
The Company has entered into an investment advisory agreement with MC Advisors (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors. Refer to Note 15 for additional information on the Investment Advisory Agreement.
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
Base management fees for the years ended December 31, 2024, 2023 and 2022 were $42,930, $23,875 and $13,011, respectively. MC Advisors elected to voluntarily waive zero, zero and $1,701 of such base management fees for years ended December 31, 2024, 2023 and 2022, respectively. These base management fee waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive additional base management fees in the future.
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
The composition of the Company’s incentive fees was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Part one incentive fees (1)	$28,169	$16,531	$7,080
Part two incentive fees (2)	1,328	(166)	(736)
Incentive fees, excluding the impact of incentive fee waivers	29,497	16,365	6,344
Incentive fee waivers (3)	—	—	(1,468)
Total incentive fees, net of incentive fee waivers	$29,497	$16,365	$4,876
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
The Company has entered into an administration agreement with MC Management (the "Administration Agreement"), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the years ended December 31, 2024, 2023 and 2022 the Company incurred $9,042, $5,885 and $3,688, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $2,961, $1,731 and $1,132, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2024 and 2023, $805 and $530, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both December 31, 2024 and 2023, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 196% and 204%, respectively.
The Company’s outstanding debt as of December 31, 2024 was as follows:

	December 31, 2024
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$652,500	$481,106	$474,756	$6,350
SPV Credit Facility	450,000	243,300	239,889	3,411
SPV II Credit Facility	195,998	195,998	194,574	1,424
SPV III Credit Facility	100,000	75,000	73,722	1,278
SPV IV Credit Facility	350,000	248,600	245,185	3,415
2022 ABS (4)	294,609	294,609	293,393	1,216
2023 ABS (5)	209,100	209,100	206,369	2,731
2028 Notes	200,000	200,000	198,178	1,822
2029 Notes	204,000	204,000	202,296	1,704
Total	$2,656,207	$2,151,713	$2,128,362	$23,351
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of December 31, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (as defined below) totaling $34,780 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of December 31, 2024, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company’s outstanding debt as of December 31, 2023 was as follows:

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
(5)As of December 31, 2023, the 2023 Subordinated Notes (as defined below) totaling $65,319 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments since entering into the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion to $652,500 of aggregate commitments as of December 31, 2024. See Note 15 for additional information on the Revolving Credit Facility.
On October 29, 2024, the Company amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 20, 2027 to October 31, 2028, (ii) extend the stated maturity date from October 20, 2028 to October 31, 2029, (iii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $800,000, (iv) remove the credit-spread adjustment for ABR Loans based on Adjusted Term SOFR and for SOFR Loans, (v) reduce the applicable margin (a) with respect to any ABR Loan, from 1.50% to 1.25% per annum (or, at any time the Rating Condition is satisfied, from 1.35% to 1.15% per annum), (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or RFR Loan, from 2.50% to 2.25% per annum (or at any time the Rating Condition is satisfied, from 2.35% to 2.15% per annum), and (vi) reset the minimum shareholders’ equity test and increases the minimum obligors’ net worth test. The terms of the amendment became effective on October 31, 2024.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2024 and 2023, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $396,100 and $240,800, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 21,978 ($13,599 in U.S. dollars) and AUD 23,500 ($16,008 in U.S. dollars), respectively, and Great Britain pounds of £38,440 ($48,111 in U.S. dollars) and zero, respectively, and Euros of €22,500 ($23,296 in U.S. dollars) and zero, respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $2,737 and $(29) for the years ended December 31, 2024 and 2023, respectively.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.0% and 7.9%, respectively.
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
The Company’s ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500,000 and (b) an amount equal to the sum of (i) $1,063,400 plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to the Company from sales of its equity securities during each quarter following October 31, 2024 and (y) the amount paid or distributed to purchase or redeem its common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $500,000. The Revolving Credit Facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the Revolving Credit Facility and fails to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.
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
The period during which the Company may borrow under the Revolving Credit Facility expires on October 31, 2028, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by October 31, 2029. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and the subsidiary guarantors, subject to certain exceptions.
SPV Credit Facilities
SPV Credit Facility
The Company has a $450,000 SPV Credit Facility with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. The Company entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2024 and 2023, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $722,845 and $759,141, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.0% and 8.2%, respectively.
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and includes an accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, the Company increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245,447. As of December 31, 2024, the aggregate commitments and principal amount outstanding under the SPV II Credit Facility were $195,998. As of December 31, 2024 and 2023, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $307,517 and $216,104, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 6.9% and 7.7%, respectively.
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
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility allows the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of December 31, 2024 and 2023, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $142,151 and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 2.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 7.3%.
SPV IV Credit Facility
On July 11, 2024, the Company entered into the SPV IV Credit Facility with Capital One, National Association as administrative agent, through a special purpose wholly-owned subsidiary, SPV IV.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The SPV IV Credit Facility allows the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR (subject to a SOFR minimum of 0.00%) plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of December 31, 2024 and 2023, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $513,208 and zero, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.5%.
Borrowing under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both December 31, 2024 and 2023, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
Through April 22, 2024, the 2022 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022 ABS, allowing the Company to maintain the initial leverage in the 2022 ABS. The 2022 Notes are due on April 30, 2032.
As of December 31, 2024 and 2023, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $396,560 and $425,146, respectively, and these investments are identified on the consolidated schedule of investments. As of both December 31, 2024 and 2023, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both December 31, 2024 and 2023, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
2023 Asset-Backed Securitization
On September 15, 2023, the Company completed a $251,169 asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were executed through a private placement and were issued by the 2023 Issuer, a wholly-owned subsidiary of the Company, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. Through November 20, 2024, the 2023 ABS consisted of $160,750 of Class A Senior Secured Notes, which bore interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25,100 of Class B Senior Secured Notes, which bore interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”), and $65,319 of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”).
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both December 31, 2024 and 2023, the 2023 Subordinated Notes were eliminated in consolidation.
As of December 31, 2023, the 2023 Class A Notes were accruing at a weighted average interest rate of 8.9%. As of December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.9%. As of December 31, 2023, the 2023 Class B Notes were accruing at a weighted average interest rate of 11.2%. As of December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
Through November 21, 2026, the 2023 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2023 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2023 ABS, allowing the Company to maintain the initial leverage in the 2023 ABS. The 2023 Notes are due on November 22, 2035.
As of December 31, 2024 and 2023, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $251,846 and $248,175, respectively, and these investments are identified on the consolidated schedule of investments.
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both December 31, 2024 and 2023, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.
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
As of both December 31, 2024 and 2023, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.

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
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2024, the Company had $156,000 in aggregate principal amount of Series C Notes outstanding and $48,000 in aggregate principal amount of Series D Notes outstanding.
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
As of December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.

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
As of both of December 31, 2024 and 2023, the Company had no outstanding Short-Term Borrowings.
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest expense - Revolving Credit Facility	$20,761	$2,153	$—
Interest expense - SPV Credit Facility	23,106	21,101	9,799
Interest expense - SPV II Credit Facility	14,334	11,040	224
Interest expense - SPV III Credit Facility	3,824	—	—
Interest expense - SPV IV Credit Facility	6,060	—	—
Interest expense - 2022 ABS	12,792	12,884	9,448
Interest expense - 2023 ABS	16,990	5,111	—
Interest expense - 2028 Notes	18,840	1,675	—
Interest expense - 2029 Notes	6,108	—	—
Interest expense - Short-Term Borrowings	—	2,223	—
Amortization of debt issuance costs	9,429	5,741	2,263
Total interest and other debt financing expenses	$132,244	$61,928	$21,734
Average debt outstanding	$1,623,935	$828,682	$409,913
Average stated interest rate	7.6%	6.8%	4.7%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2024 and 2023, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024 and 2023.

	December 31, 2024
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	568	1/17/2025	$20	$—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	560	2/18/2025	20	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	506	3/18/2025	17	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	560	4/16/2025	19	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	17	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	18	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	28	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	27	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	27	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	26	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	26	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	25	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	556	1/20/2026	25	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	25	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	22	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/20/2026	970	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	305	1/6/2025	14	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	270	4/4/2025	12	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	258	7/7/2025	11	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	257	10/6/2025	10	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	255	1/6/2026	10	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	246	4/7/2026	9	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	9	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	9	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	9	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	8	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	8	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	141	1/7/2025	2	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	332	4/4/2025	4	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	352	7/7/2025	5	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	362	10/6/2025	5	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	360	1/6/2026	6	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	351	4/6/2026	6	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	354	7/6/2026	6	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	7	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	354	1/6/2027	7	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	7	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	8	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	8	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	359	1/6/2028	9	—	Net unrealized gain on foreign currency forward contracts
				$1,501	$—

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
For the years ended December 31, 2024, 2023 and 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $4,588, $(4,383) and $711, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(308), $1,755 and $664, respectively.
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
The following permanent differences were reclassified for tax purposes:

	For the Years Ended December 31,
	2024	2023	2022
Increase (decrease) in capital in excess of par value	$(1,099)	$(495)	$(472)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	1,099	495	472
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of both December 31, 2024 and 2023, the Company had short-term capital loss carryforwards of zero. As of December 31, 2024 and 2023, the Company had long-term capital loss carryforwards of zero and $640, respectively.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$206,473	$114,558	$45,841
Net change in unrealized (gain) loss	(8,405)	2,952	4,618
Other income (loss) for tax but not book	3,834	1,386	71
Other income not currently taxable	(1,720)	(731)	(585)
Expenses not currently deductible	2,348	448	(566)
Other realized gain (loss) differences	3,795	(3,979)	730
Taxable income before deductions for distributions	$206,325	$114,634	$50,109

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the Years Ended December 31,
	2024	2023	2022
Ordinary income	$186,789	$105,328	$44,332
Long-term capital gains	—	—	—
Return of capital	—	—	—
Total	$186,789	$105,328	$44,332
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a net tax expense of approximately $124, $119 and $43, respectively, for these Taxable Subsidiaries.
As of December 31, 2024, the estimated cost basis of investments for U.S. federal income tax purposes was $4,006,854, resulting in estimated net unrealized gain of $2,119, comprised of estimated gross unrealized gains and losses of $9,704 and $7,585, respectively. As of December 31, 2023, the estimated cost basis of investments for U.S. federal income tax purposes was $2,517,949, resulting in estimated net unrealized gain of $10,218, comprised of estimated gross unrealized gains and losses of $10,260 and $42, respectively.
Note 10. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the years ended December 31, 2024, 2023 and 2022:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Year Ended December 31, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.09	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.09	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.09	11,451
April 5, 2024	April 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	April 15, 2024	June 28, 2024	Supplemental	0.02	3,050
April 5, 2024	May 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	June 17, 2024	June 28, 2024	Regular	0.09	14,786
July 5, 2024	July 15, 2024	September 30, 2024	Regular	0.09	14,848
July 5, 2024	July 15, 2024	September 30, 2024	Supplemental	0.02	3,299
July 5, 2024	August 15, 2024	September 30, 2024	Regular	0.09	14,848
July 5, 2024	September 16, 2024	September 30, 2024	Regular	0.09	16,264
October 4, 2024	October 15, 2024	December 30, 2024	Regular	0.09	16,289
October 4, 2024	October 15, 2024	December 30, 2024	Supplemental	0.02	3,620
October 4, 2024	November 14, 2024	December 30, 2024	Regular	0.09	16,289
October 4, 2024	December 16, 2024	December 30, 2024	Regular	0.09	17,748
December 24, 2024	December 24, 2024	December 30, 2024	Supplemental	0.02	3,943
Total distributions declared				$1.16	$186,789

Year Ended December 31, 2023
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.09	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.08	6,208

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.08	6,208
April 6, 2023	April 17, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	April 17, 2023	June 30, 2023	Supplemental	0.01	838
April 6, 2023	May 15, 2023	June 30, 2023	Regular	0.09	7,539
April 6, 2023	June 15, 2023	June 30, 2023	Regular	0.09	8,287
July 6, 2023	July 17, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	July 17, 2023	September 29, 2023	Supplemental	0.01	923
July 6, 2023	August 15, 2023	September 29, 2023	Regular	0.09	8,311
July 6, 2023	September 15, 2023	September 29, 2023	Regular	0.09	9,899
October 5, 2023	October 16, 2023	December 29, 2023	Regular	0.09	9,937
October 5, 2023	October 16, 2023	December 29, 2023	Supplemental	0.01	1,104
October 5, 2023	November 15, 2023	December 29, 2023	Regular	0.09	9,937
October 5, 2023	December 15, 2023	December 29, 2023	Regular	0.09	11,512
December 19, 2023	December 20, 2023	December 29, 2023	Supplemental	0.02	2,558
Total distributions declared				$1.11	$105,328

Year Ended December 31, 2022
January 4, 2022	January 4, 2022	March 31, 2022	Regular	$0.07	$2,439
January 4, 2022	February 1, 2022	March 31, 2022	Regular	0.07	2,439
January 4, 2022	March 1, 2022	March 31, 2022	Regular	0.06	2,435
April 1, 2022	April 18, 2022	June 30, 2022	Regular	0.07	3,222
April 1, 2022	May 16, 2022	June 30, 2022	Regular	0.07	3,223
April 1, 2022	June 17, 2022	June 30, 2022	Regular	0.06	3,730
July 1, 2022	July 15, 2022	September 30, 2022	Regular	0.07	3,759
July 1, 2022	August 15, 2022	September 30, 2022	Regular	0.07	3,759
July 1, 2022	September 16, 2022	September 30, 2022	Regular	0.06	4,321
October 12, 2022	October 17, 2022	December 30, 2022	Regular	0.08	4,794
October 12, 2022	November 14, 2022	December 30, 2022	Regular	0.07	4,787
October 12, 2022	December 16, 2022	December 30, 2022	Regular	0.07	5,424
Total distributions declared				$0.82	$44,332
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables summarize the Company’s distributions reinvested during the years ended December 31, 2024, 2023 and 2022:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year Ended December 31, 2024
March 29, 2024	$10.24	1,406,628	$14,404
June 28, 2024	10.34	1,824,171	18,862
September 30, 2024	10.34	2,031,890	21,010
December 30, 2024	10.39	2,437,639	25,327
Total distributions reinvested		7,700,328	$79,603

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year Ended December 31, 2023:
March 31, 2023	$10.13	664,510	$6,731
June 30, 2023	10.25	916,989	9,400
September 29, 2023	10.22	1,044,254	10,672
December 29, 2023	10.25	1,374,587	14,089
Total distributions reinvested		4,000,340	$40,892

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year Ended December 31, 2022:
March 31, 2022	$10.10	217,369	$2,195
June 30, 2022	10.16	344,760	3,503
September 30, 2022	10.10	418,151	4,224
December 30, 2022	10.10	537,318	5,427
Total distributions reinvested		1,517,598	$15,349
Note 11. Stock Issuances and Share Repurchase Program
Stock Issuances
As of December 31, 2024, the total number of shares of all classes of capital stock that the Company has the authority to issue was 300,000,000 shares of common stock, par value $0.001 per share.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables summarize the issuance of shares during the years ended December 31, 2024, 2023 and 2022:

Date	Price Per Share	Shares Issued	Proceeds
For the Year Ended December 31, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
August 16, 2024	10.34	15,732,189	162,671
November 15, 2024	10.39	16,211,723	168,440
Total		69,594,569	$717,832

Date	Price Per Share	Shares Issued	Proceeds
For the Year Ended December 31, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
November 16, 2023	10.25	17,490,825	179,281
Total		52,940,232	$540,971

Date	Price Per Share	Shares Issued	Proceeds
For the Year Ended December 31, 2022:
March 15, 2022	$10.10	12,173,590	$122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
November 15, 2022	10.10	8,895,565	89,845
Total		37,773,653	$381,995
During the years ended December 31, 2024, 2023 and 2022, the Company also issued 7,700,328, 4,000,340 and 1,517,598 shares, with an aggregate value of $79,603, $40,892 and $15,349, respectively, under the DRIP as disclosed in Note 10.
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
On August 23, 2024, the Board approved an amended and restated dividend reinvestment plan (the “Amended and Restated DRIP”) solely to appoint a new transfer agent as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the years ended December 31, 2024, 2023 and 2022:

Date	Price Per Share	Shares Repurchased	Total Cost
For the Year Ended December 31, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	10.34	1,142,195	11,810
September 27, 2024	10.34	1,752,160	18,118
December 27, 2024	10.39	932,567	9,689
Total		5,823,176	$60,059

Date	Price Per Share	Shares Repurchased	Total Cost
For the Year Ended December 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
December 28, 2023	10.25	2,050,939	21,022
Total		4,241,002	$43,342

Date	Price Per Share	Shares Repurchased	Total Cost
For the Year Ended December 31, 2022:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
December 15, 2022	10.10	208,828	2,110
Total		1,323,211	$13,385
Note 12. Commitments and Contingencies
Commitments: As of December 31, 2024 and 2023, the Company had $896,624 and $358,797, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of December 31, 2024.
The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	December 31, 2024	December 31, 2023
300 N. Michigan Mezz, LLC (Delayed Draw)	n/a	$3
601 Lafayette Mezz LLC (Delayed Draw)	20,500	n/a
601 Lafayette Mezz LLC (Delayed Draw)	20,500	n/a
95 Percent Buyer, LLC (Revolver)	809	809
A360, Inc. (Delayed Draw)	4,437	n/a
A360, Inc. (Revolver)	2,218	n/a
Acquia Inc. (Delayed Draw)	n/a	3,091

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Acquia Inc. (Revolver)	259	299
Adept AG Holdings, LLC (Revolver)	n/a	24
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	10,000	n/a
Aligned Exteriors Group Holdco, LLC (Revolver)	1,667	n/a
Ambient Enterprises Holdco, LLC (Delayed Draw)	3,794	n/a
Ambient Enterprises Holdco, LLC (Revolver)	1,528	n/a
Amelia Holding II, LLC (Delayed Draw)	n/a	800
Amelia Holding II, LLC (Revolver)	n/a	533
American Broadband and Telecommunications Company LLC (Delayed Draw)	107	161
American Broadband and Telecommunications Company LLC (Revolver)	748	753
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	838
Animal Dermatology Group, Inc. (Delayed Draw)	6,727	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	5,769	n/a
Animal Dermatology Group, Inc. (Revolver)	2,500	2,500
Aperture Companies, LLC (Revolver)	n/a	1,347
Appriss Health, LLC (Revolver)	433	433
Aptean, Inc. (Delayed Draw)	397	n/a
Aptean, Inc. (Revolver)	728	n/a
Aras Corporation (Revolver)	448	43
Arax Midco, LLC (Delayed Draw)	2,131	n/a
Arax Midco, LLC (Revolver)	1,293	n/a
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	1,029	n/a
Argano, LLC (Delayed Draw)	n/a	1,443
Arizona Natural Resources, LLC (Revolver)	444	444
ASG II, LLC (Delayed Draw)	n/a	900
ASG III, LLC (Delayed Draw)	n/a	8,421
ASG III, LLC (Delayed Draw)	13,980	n/a
ASG III, LLC (Revolver)	3,158	3,158
Avalara, Inc. (Revolver)	1,000	1,000
Bench Walk Lead, LLC (Delayed Draw)	n/a	980
Bloomerang, LLC (Delayed Draw)	4,800	4,800
Bloomerang, LLC (Revolver)	2,960	3,200
BLP Buyer, Inc. (Delayed Draw)	n/a	6,000
BLP Buyer, Inc. (Revolver)	5,422	6,336
Bluesight, Inc. (Revolver)	5,217	2,609
Bonterra LLC (Revolver)	653	1,270
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	383	n/a
BTRS Holdings Inc. (Delayed Draw)	n/a	431
BTRS Holdings Inc. (Revolver)	667	800
Calabrio, Inc. (Delayed Draw)	n/a	1,173
Calabrio, Inc. (Revolver)	551	413
Calienger Holdings, L.L.C. (Delayed Draw)	n/a	667
Calienger Holdings, L.L.C. (Revolver)	909	909
Caravel Autism Health, LLC (Revolver)	n/a	1,640
Caravel Autism Health, LLC (Delayed Draw)	7,714	n/a
Caravel Autism Health, LLC (Revolver)	5,400	n/a
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	n/a
Catalyst Data Holdings, Inc. (Delayed Draw)	759	n/a
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	n/a
Catalyst Data Holdings, Inc. (Revolver)	3,300	n/a
Catalyst Data Holdings, Inc. (Common Units)	835	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Cdata Software, Inc. (Delayed Draw)	3,616	n/a
Cdata Software, Inc. (Delayed Draw)	4,255	n/a
Cdata Software, Inc. (Revolver)	5,106	n/a
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver)	n/a	4,117
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw)	n/a	2,522
Chess.com, LLC (Revolver)	1,413	1,413
Clydesdale Holdings, LLC (Delayed Draw)	n/a	3,825
Clydesdale Holdings, LLC (Delayed Draw)	6,000	n/a
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cosmos Bidco, Inc. (Delayed Draw)	n/a	6,750
Cosmos Bidco, Inc. (Delayed Draw)	10,286	n/a
Cosmos Bidco, Inc. (Revolver)	5,625	5,625
Cpex Purchaser, LLC (Delayed Draw)	1,906	n/a
Cpex Purchaser, LLC (Revolver)	10,452	n/a
Crownpeak Technology, Inc. (Revolver)	n/a	108
DataOnline Corp. (Revolver)	3,146	n/a
Demakes Borrower, LLC (Delayed Draw)	1,372	1,372
Denali Midco 2, LLC (Delayed Draw)	n/a	3,833
Destination Media, Inc. (Delayed Draw)	n/a	2,855
Destination Media, Inc. (Revolver)	536	536
Dorado Acquisition, Inc. (Revolver)	1,670	1,670
Douglas Holdings, Inc. (Delayed Draw)	2,595	n/a
Douglas Holdings, Inc. (Delayed Draw)	5,957	n/a
Douglas Holdings, Inc. (Delayed Draw)	5,416	n/a
Douglas Holdings, Inc. (Revolver)	2,166	n/a
Drawbridge Partners, LLC (Delayed Draw)	396	1,890
Drawbridge Partners, LLC (Revolver)	2,609	2,609
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	386
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	569	n/a
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
E-Discovery Acquireco, LLC (Revolver)	2,727	1,818
Edustaff, LLC (Revolver)	2,364	2,364
Epika Fleet Services, Inc. (Delayed Draw)	4,413	n/a
Epika Fleet Services, Inc. (Delayed Draw)	2,158	n/a
Epika Fleet Services, Inc. (Revolver)	3,040	n/a
EverService Midco, LLC (Revolver)	8,919	n/a
Evolve Biologics Inc. (Delayed Draw)	n/a	19,411
Evolve Biologics Inc. (Equity commitments)	n/a	2,293
Excelligence Learning Corporation (Revolver)	3,219	n/a
Exiger LLC (Revolver)	n/a	1,400
Exiger LLC (Delayed Draw)	n/a	4,928
Expedited Travel, LLC (Revolver)	1,500	1,500
Express Wash Acquisition Company, LLC (Revolver)	241	241
FH BMX Buyer, Inc. (Delayed Draw)	4,800	n/a
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
Forest Buyer, LLC (Revolver)	2,719	n/a
Freedom U.S. Acquisition Corporation (Revolver)	5,100	n/a
Fueled Digital Media, LLC (Revolver)	81	81
Gargoyle Enterprises, Inc. (Revolver)	n/a	833
GC Champion Acquisition LLC (Delayed Draw)	3,430	n/a
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	13,245	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Guardian Restoration Partners Buyer, LLC (Revolver)	3,000	n/a
Harlem Acquisition, LLC (Delayed Draw)	9,143	n/a
Harlem Acquisition, LLC (Revolver)	5,608	n/a
Helping Hands Childrens Services Management, LLC (Delayed Draw)	4,600	n/a
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	n/a
HS4 Acquisitionco, Inc. (Revolver)	106	107
Huckabee Acquisition, LLC (Delayed Draw)	6,522	n/a
Huckabee Acquisition, LLC (Revolver)	3,913	n/a
IDIG Parent, LLC (Common stock)	34	34
IF & P Holdings Company, LLC (Delayed Draw)	959	n/a
IF & P Holdings Company, LLC (Revolver)	2,471	1,358
Independence Buyer, Inc. (Revolver)	2,371	2,964
InsideRE, LLC (Revolver)	965	965
Interstate BidCo, LLC (Delayed Draw)	n/a	8,333
Interstate BidCo, LLC (Delayed Draw)	12,397	n/a
Interstate BidCo, LLC (Revolver)	3,125	3,125
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	6,114	n/a
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	3,261	n/a
Izzio Artisan Bakery, LLC (Delayed Draw)	10,357	n/a
J2 BWA Funding III, LLC (Delayed Draw)	4,834	6,688
J2 BWA Funding III, LLC (Equity commitment)	697	697
J2 BWA Funding LLC (Revolver)	1,099	1,214
JDX Studio, LLC (Delayed Draw)	799	n/a
JDX Studio, LLC (Revolver)	2,078	n/a
Jesse Studio Mezz, LLC (Delayed Draw)	7,833	n/a
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	n/a
Jobnimbus Holdings, LLC (Revolver)	5,333	n/a
Keel Platform, LLC (Delayed Draw)	1,647	n/a
Kenco PPC Buyer LLC (Delayed Draw)	n/a	3,870
Kenco PPC Buyer LLC (Revolver)	n/a	4,787
Kingsley Gate Partners, LLC (Delayed Draw)	n/a	2,340
Kingsley Gate Partners, LLC (Revolver)	240	1,200
KL Moon Acquisition, LLC (Delayed Draw)	n/a	1,426
KL Moon Acquisition, LLC (Revolver)	705	921
KT Naples UB LLC (Delayed Draw)	4,652	n/a
The Kyjen Company, LLC (Revolver)	n/a	315
Lifted Trucks Holdings, LLC (Revolver)	2,063	1,587
Light Wave Dental Management, LLC (Revolver)	4,753	1,046
LVF Holdings, Inc. (Revolver)	329	554
Madison Logic Holdings, Inc. (Revolver)	635	1,207
Mammoth Holdings, LLC (Delayed Draw)	n/a	5,455
Mammoth Holdings, LLC (Revolver)	2,727	2,727
MB Purchaser, LLC (Delayed Draw)	6,250	n/a
MB Purchaser, LLC (Revolver)	2,500	n/a
MEI Buyer LLC (Delayed Draw)	n/a	4,054
MEI Buyer LLC (Revolver)	4,775	5,158
Milrose Consultants, LLC (Delayed Draw)	n/a	2,009
Milrose Consultants, LLC (Revolver)	1,846	2,308
Mindbody, Inc. (Revolver)	190	190
Moonraker Acquisitionco LLC (Delayed Draw)	n/a	2,333
Moonraker Acquisitionco LLC (Revolver)	653	840

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Nastel Technologies, LLC (Revolver)	368	368
Nasuni Corporation (Revolver)	3,125	n/a
NationsBenefits, LLC (Delayed Draw)	1,987	n/a
NationsBenefits, LLC (Revolver)	6,806	4,083
NFM & J, L.P. (Delayed Draw)	6,585	7,416
NFM & J, L.P. (Revolver)	5,273	5,273
North Haven USHC Acquisition, Inc. (Revolver)	n/a	312
North Haven USHC Acquisition, Inc. (Delayed Draw)	n/a	698
Northeast Contracting Company, LLC (Revolver)	1,591	n/a
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	n/a	3,244
NQ PE Project Colosseum Midco Inc. (Revolver)	1,825	1,825
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	133	133
OIS Management Services, LLC (Revolver)	n/a	1,154
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	3,009	n/a
OPOC Acquisition, LLC (Revolver)	1,083	n/a
Optomi, LLC (Revolver)	2,339	3,189
Oranje Holdco, Inc. (Revolver)	1,750	1,750
Parkhub, Inc. (Delayed Draw)	1,762	n/a
Parkhub, Inc. (Delayed Draw)	3,317	n/a
Parkhub, Inc. (Delayed Draw)	13,938	n/a
Parkhub, Inc. (Revolver)	6,733	n/a
PC Pest Buyer, LLC (Delayed Draw)	28,854	n/a
PC Pest Buyer, LLC (Revolver)	8,400	n/a
PNE Interco LLC (Delayed Draw)	884	n/a
PNE Interco LLC (Revolver)	5,112	n/a
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Delayed Draw)	n/a	6,004
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Delayed Draw)	600	n/a
PrecisionX Group, LLC (fka Specialty Manufacturing Buyer, LLC) (Revolver)	2,401	3,002
Premier Roofing L.L.C. (Revolver)	144	808
PRGX Global, Inc (Revolver)	3,024	n/a
Project Accelerate Parent, LLC (Revolver)	3,125	n/a
Prototek LLC (Revolver)	921	921
QF Holdings, Inc. (Revolver)	619	1,092
Quest Resource Management Group, LLC (Delayed Draw)	6,944	n/a
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	7,143	n/a
Rampart Exterior Services Buyer, Inc. (Revolver)	2,679	n/a
Randys Holdings, Inc. (Delayed Draw)	3,994	5,682
Randys Holdings, Inc. (Revolver)	1,501	1,616
Really Great Reading Company, Inc. (Delayed Draw)	n/a	2,526
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
Recorded Future, Inc. (Class A units)	8	8
Recycled Plastics Industries, LLC (Revolver)	446	446
Relativity ODA LLC (Revolver)	n/a	450
Relevate Health Group, LLC (Revolver)	368	579
Rita's Franchise Company, LLC (Revolver)	1,799	n/a
RS Acquisition, LLC (Revolver)	379	379
Russell Investments US Institutional Holdco, Inc. (Revolver)	1,240	n/a
Sparq Holdings, Inc. (Delayed Draw)	578	n/a
Sandvine Corporation (Delayed Draw)	86	n/a
SCP Eye Care Holdco, LLC (Delayed Draw)	n/a	2,909

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	n/a
SCP Eye Care Holdco, LLC (Delayed Draw)	20,318	n/a
SCP Eye Care Holdco, LLC (Revolver)	1,442	457
SDG Mgmt Company, LLC (Delayed Draw)	9,906	n/a
SDG Mgmt Company, LLC (Delayed Draw)	11,887	n/a
SDG Mgmt Company, LLC (Delayed Draw)	7,925	n/a
SDG Mgmt Company, LLC (Delayed Draw)	5,741	8,569
SDG Mgmt Company, LLC (Revolver)	1,981	n/a
Second Avenue SFR Holdings II LLC (Revolver)	n/a	1,552
Securly, Inc. (Delayed Draw)	n/a	601
Securly, Inc. (Revolver)	646	n/a
Seran BioScience, LLC (Delayed Draw)	n/a	889
Seran BioScience, LLC (Revolver)	356	356
SFR Holdco 2, LLC (Delayed Draw)	2,852	n/a
SFR Holdco 2, LLC (24.4% of equity commitments)	1,901	n/a
SheerTrans Solutions, LLC (Revolver)	513	508
SI Holdings, Inc. (Integrated Polymer Solutions) (Revolver)	2,316	269
Signiant Inc. (Delayed Draw)	3,000	n/a
Signiant Inc. (Revolver)	1,875	n/a
Simplicity Financial Marketing Group Holdings Inc. (Revolver)	n/a	761
SIP Care Services, LLC (Delayed Draw)	n/a	3,040
SIP Care Services, LLC (Revolver)	n/a	532
Slater Slater Schulman LLP (Delayed Draw)	n/a	7,857
Sparq Holdings, Inc. (Delayed Draw)	n/a	444
Sparq Holdings, Inc. (Revolver)	368	409
Spherix Global Inc. (Revolver)	500	500
Sports Operating Holdings II, LLC (Delayed Draw)	1,785	3,595
Sports Operating Holdings II, LLC (Revolver)	865	865
StarCompliance MidCo, LLC (Revolver)	1,313	198
StormTrap, LLC (Delayed Draw)	n/a	2,222
Summit Professional Education, LLC (Revolver)	326	n/a
Sundance Group Holdings, Inc. (Revolver)	n/a	249
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	9,639	9,639
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	10,166	13,239
Sunstates Security, LLC (Delayed Draw)	13,333	n/a
The Black Tux, LLC (Delayed Draw)	1,944	1,944
The Black Tux, LLC (Revolver)	1,944	1,944
The Gersh Agency, LLC (Delayed Draw)	12,270	n/a
The Gersh Agency, LLC (Revolver)	2,589	n/a
The Gersh Agency, LLC (Revolver)	3,762	n/a
The Smilist DSO, LLC (Delayed Draw)	872	n/a
The Smilist DSO, LLC (Delayed Draw)	11,842	n/a
The Smilist DSO, LLC (Revolver)	1,974	n/a
TigerConnect, Inc. (Delayed Draw)	23	n/a
TigerConnect, Inc. (Delayed Draw)	436	296
TigerConnect, Inc. (Revolver)	1,429	1,429
Touchmath Acquisition LLC (Revolver)	1,429	n/a
Triad Financial Services, Inc. (Equity commitment)	37,053	n/a
Trilon Group, LLC (Delayed Draw)	n/a	867
Trilon Group, LLC (Delayed Draw)	9,450	n/a
Trilon Group, LLC (Revolver)	4,265	356

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Truck-Lite Co., LLC (Delayed Draw)	1,067	n/a
Truck-Lite Co., LLC (Revolver)	1,067	n/a
Ultra Clean Holdco LLC (Delayed Draw)	4,500	n/a
Ultra Clean Holdco LLC (Revolver)	3,000	n/a
Unanet, Inc. (Delayed Draw)	1,350	n/a
Unanet, Inc. (Delayed Draw)	3,555	4,111
Unanet, Inc. (Revolver)	4,316	2,316
Valkyrie Buyer, LLC (Delayed Draw)	3,088	n/a
Valkyrie Buyer, LLC (Delayed Draw)	2,864	n/a
Valkyrie Buyer, LLC (Delayed Draw)	6,667	n/a
Valkyrie Buyer, LLC (Delayed Draw)	3,333	n/a
Valkyrie Buyer, LLC (Delayed Draw)	2,316	n/a
Valkyrie Buyer, LLC (Revolver)	3,509	n/a
Varicent Intermediate Holdings Corporation (Delayed Draw)	6,085	n/a
Varicent Intermediate Holdings Corporation (Revolver)	4,443	n/a
Verdantas LLC (Delayed Draw)	n/a	2,000
Vhagar Purchaser, LLC (Delayed Draw)	1,722	1,722
Vhagar Purchaser, LLC (Revolver)	1,111	1,111
Vice Acquisition Holdco, LLC (Delayed Draw)	n/a	42
Volt Bidco, Inc. (Delayed Draw)	n/a	782
Volt Bidco, Inc. (Revolver)	956	688
W3 Monroe RE Debt LLC (Delayed Draw)	n/a	60
Water Buyer, LLC (Delayed Draw)	6,000	n/a
Water Buyer, LLC (Revolver)	3,000	n/a
WebPT, Inc. (Revolver)	246	397
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,973	n/a
Whistler Parent Holdings III, Inc. (Revolver)	438	n/a
Witkoff/Monroe 700 JV LLC (Delayed Draw)	n/a	1,075
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	977	977
Xpress Wellness, LLC (Delayed Draw)	12,050	n/a
Xpress Wellness, LLC (Revolver)	2,769	n/a
ZI Intermediate II, Inc. (Revolver)	4,771	n/a
Zodega Landscaping, LLC (Revolver)	992	1,984
Zodega Landscaping, LLC (Preferred interests)	1,197	1,468
Total Unfunded Portfolio Company Commitments	$896,624	$358,797
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 13. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020	2019
Per share data:
Net asset value at beginning of period (1)	$10.24	$10.13	$10.10	$9.94	$10.00	$10.00
Net investment income (loss) (2)	1.20	1.21	0.90	0.76	0.85	0.57
Net gain (loss) (2)	0.07	(0.02)	(0.07)	0.44	(0.10)	0.22
Net increase (decrease) in net assets resulting from operations (2)	1.27	1.19	0.83	1.20	0.75	0.79
Stockholder distributions - ordinary income	(1.16)	(1.11)	(0.82)	(0.96)	(0.60)	(0.77)
Stockholder distributions - long-term capital gains	—	—	—	(0.02)	—	—
Stockholder distributions - return of capital	—	—	—	(0.02)	—	—
Other (3)	0.02	0.03	0.02	(0.04)	(0.21)	(0.02)
Net asset value at end of period	$10.37	$10.24	$10.13	$10.10	$9.94	$10.00
Total return based on average net asset value (4)	13.08%	12.53%	8.68%	12.26%	5.84%	7.92%
Ratio/Supplemental data:
Net assets at end of period	$2,059,727	$1,302,667	$754,916	$369,448	$137,513	$68,745
Shares outstanding at end of period	198,704,495	127,232,772	74,533,202	36,565,162	13,827,515	6,874,532
Portfolio turnover (5)	20.67%	9.66%	14.38%	22.52%	18.55%	10.43%
Ratio of total investment income to average net assets (6)	24.10%	22.50%	16.08%	13.31%	12.86%	12.53%
Ratio of expenses to average net assets with waivers and expense reimbursement (6)	12.62%	10.89%	7.34%	5.97%	4.02%	5.16%
Ratio of expenses to average net assets without waivers (6)	12.62%	10.89%	7.90%	7.57%	6.82%	8.68%
Ratio of net investment income to average net assets (6)	11.49%	11.61%	8.18%	5.74%	6.04%	3.85%
Ratio of net investment income to average net assets with waivers (6)	11.49%	11.61%	8.74%	7.34%	8.84%	7.37%
_________________________________________
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
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period.
(5)Ratios for the period January 15, 2019 to December 31, 2019 are not annualized.
(6)Ratios for the period January 15, 2019 to December 31, 2019 are not annualized. Incentive fees included within the ratios are not annualized.

Note 14. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”) and net investment income. In addition to numerous other factors and metrics, the CODM utilizes net income and net investment income as the key metrics in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 15. Subsequent Events
The Company has evaluated subsequent events through February 28, 2025, the date on which the consolidated financial statements were issued.
Distributions: On January 9, 2025, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
January 15, 2025	March 31, 2025	$0.09
February 14, 2025	March 31, 2025	0.09
March 14, 2025	March 31, 2025	0.09
Total distributions declared		$0.27
Affiliate Strategic Transaction: On October 22, 2024, Monroe Capital announced that certain affiliates, including but not limited to MC Management, Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, “Monroe”), entered into an equity purchase agreement , dated as of October 21, 2024, pursuant to which Momentum US Bidco LLC (the “Acquiror”), an affiliate of Wendel SE (collectively, with its affiliates, “Wendel”), will acquire a 75% interest in Monroe, which shall constitute a change of control of MC Advisors (the “Adviser Change in Control”).
The consummation of the Adviser Change in Control would have resulted in an assignment and corresponding termination of the current Investment Advisory Agreement in accordance with the requirements of 1940 Act. As such, MC Advisors, and the Board sought approval from the Company’s stockholders of a new investment management agreement (the “New Advisory Agreement”) and such approval was received from the Company’s stockholders on February 21, 2025. Under the New Advisory Agreement, there are no changes to the terms, including the fee structure and services to be provided, other than the date and term when compared to the current Investment Advisory Agreement discussed in Note 6. MC Advisors will continue to serve as the investment adviser to the Company and is the counterparty to the New Advisory Agreement, as with the current Investment Advisory Agreement.
The Adviser Change in Control is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. It is anticipated that all of the officers and investment professionals of MC Advisors will remain at MC Advisors following the closing of the transaction.
Revolving Credit Facility; On February 20, 2025, the Company increased the facility amount pursuant to the accordion feature of the Revolving Credit Facility from $652,500 to $682,500 of aggregate commitments.
SPV V Credit Facility; On February 21, 2025, MC Income Plus Financing SPV V LLC (the "SPV V"), a direct, wholly-owned, consolidated subsidiary of the Company entered into a senior secured revolving credit facility (the “SPV V Credit Facility”) with Capital One, National Association, as the administrative agent. The SPV V Credit Facility allows the Company, through SPV V, to borrow an aggregate principal amount of up to $250,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $350,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR (subject to a SOFR minimum of —%) plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility.

Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Amended and Restated Bylaws (17)

3.4	Articles of Amendment (20)

4.1	Descriptions of Securities*

10.1	Expense Agreement between the Company and MC Management (1)

10.2	Investment Advisory Agreement between the Company and MC Advisors (6)

10.3	Administration Agreement between the Company and MC Management (2)

10.4	Trademark License Agreement between the Company and Monroe Capital, LLC (2)

10.5	Form of Indemnification Agreement (2)

10.6	Amended and Restated Dividend Reinvestment Plan of Monroe Capital Income Plus Corporation (30)

10.7	Custody Agreement between the Company and U.S. Bank National Association, as custodian (3)

10.8	Transfer Agent Agreement between the Company and UMB Fund Services, Inc., as transfer agent (30)

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

10.29
Account Control Agreement among MC Income Plus Financing SPV II LLC, as pledgor; the company, as collateral manager; U.S. Bank Trust Company, National Association, in its capacity as collateral agent, as secured party; and U.S. Bank National Association, as securities intermediary.(19)

10.30
First Amendment to the Term Credit and Security Agreement among MC Income Plus Financing SPV II LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as document custodian.(22)

10.31	Note Purchase Agreement, dated November 15, 2023 by and among Monroe Capital Income Plus Corporation and the purchasers party thereto. (21)

10.32	Indenture dated as of September 15, 2023 by and between Monroe Capital Income Plus ABS Funding II, LLC as Issuer and U.S. Bank Trust Company, National Association as Trustee. (23)

10.33
Collateral Management Agreement, dated as of September 15, 2023 by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer and Monroe Capital BDC Advisors, LLC as Collateral Manager, (23)

10.34
Loan Sale and Contribution Agreement, dated as of September 15, 2023, by and between Monroe Capital Income Plus Corporation, as Seller and Monroe Capital Income Plus ABS Funding II, LLC, as Buyer. (23)

10.35
Credit Agreement, dated as of March 28, 2024, by and among the Company, as collateral manager, MC Income Plus Financing SPV III LLC, as borrower, Goldman Sachs Bank USA, as syndication agent, administrative agent and calculation agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian. (24)

10.36	Purchase and Contribution Agreement, dated as of March 28, 2024, by and among the Company, as seller, and MC Income Plus Financing SPV III LLC, as buyer.(24)

10.37
Securities Account Control Agreement, dated as of March 28, 2024, by and among MC Income Plus Financing SPV III, LLC, as pledgor, U.S. Bank Trust Company, National Association, in its capacity as collateral agent, and U.S. Bank National Association, as securities intermediary.(24)

10.38
Facility Amount Increase Request, dated April 9, 2024, between MC Income Plus Financing SPV II LLC, a wholly-owned subsidiary of the Company as borrower, and the Company, as collateral manager, with KeyBank National Association, as administrative agent and lead arranger, the lenders from time to time party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. (25)

10.39
Loan, Security and Servicing Agreement, dated as of July 11, 2024, by and among the SPV, as borrower; the Company, as the servicer; the lenders from time to time party thereto; Capital One, National Association, as administrative agent, and as swingline lender thereunder; U.S. Bank Trust Company, National Association, as collateral custodian and as the collateral administrator; and U.S. Bank National Association as the document custodian. (26)

10.40	Purchase and Sale Agreement, dated as of July 11, 2024, by and among the Company, as seller, and the SPV, as buyer. (26)

10.41	Master Participation Agreement, dated as of July 11, 2024, by and among the Company, as seller, and the SPV, as buyer. (26)

10.42
Sixth Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator; and U.S. Bank National Association as document custodian. (26)

10.43	Note Purchase Agreement, dated July 24, 2024 by and among Monroe Capital Income Plus Corporation and the purchasers party thereto.(27)

10.44	Third Amendment to the Senior Secured Revolving Credit Agreement among the Company, as borrower; the lenders from time to time parties thereto; and ING Capital LLC, as administrative agent.(28)

10.45
Amended and Restated Indenture dated as of November 21, 2024, by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee.(29)

10.46
Amended and Restated Collateral Management Agreement, dated as of November 21, 2024, by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer and Monroe Capital BDC Advisors, LLC, as Collateral Manager.(29)

10.47
Amended and Restated Loan Sale Agreement, dated as of November 21, 2024, by and between Monroe Capital Income Plus Corporation, as Seller and Monroe Capital Income Plus ABS Funding II, LLC, as Buyer.(29)

19.1	Insider Trading Policy*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith

(1)	Previously filed as an exhibit to amendment no. 1 to the registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 9, 2019.

(5)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019.

(6)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 5, 2020.

(7)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 19, 2020.

(8)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on January 15, 2021.

(9)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 27, 2021.

(10)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 29, 2021.

(11)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 22, 2021.

(12)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2021.

(13)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 19, 2021.

(14)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 22, 2021.

(15)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 13, 2022.

(16)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 22, 2022.

(17)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.

(18)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 12, 2022.

(19)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 21, 2022.

(20)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 21, 2023.

(21)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 17, 2023.

(22)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 15, 2023.

(23)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on September 21, 2023.

(24)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 29, 2024.

(25)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 9, 2024.

(26)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 17, 2024.

(27)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2024.

(28)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 1, 2024.

(29)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 27, 2024.

(30)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 28, 2024.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2025
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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	February 28, 2025
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	February 28, 2025
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Russel Miron	Director	February 28, 2025
Russel Miron

/s/ Roger Schoenfeld	Director	February 28, 2025
Roger Schoenfeld

/s/ Thomas J. Allison	Director	February 28, 2025
Thomas J. Allison