Form 10-Q
period 2025-03-31
Monroe Capital Income Plus Corp
filed 2025-05-09
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, the registrant had 236,563,264 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$4,354,495	$3,863,218
Non-controlled affiliate company investments	166,132	145,755
Total investments, at fair value (amortized cost of: $4,517,483 and $4,002,785, respectively)	4,520,627	4,008,973
Cash and cash equivalents	125,543	129,634
Restricted cash and cash equivalents	132,111	124,390
Net unrealized gain on foreign currency forward contracts	754	1,501
Interest and dividend receivable	46,572	39,387
Receivable for unsettled trades	1,424	—
Other assets	2,030	1,265
Total assets	4,829,061	4,305,150
Liabilities
Debt	2,249,256	2,151,713
Less: Unamortized debt issuance costs	(24,029)	(23,351)
Total debt, less unamortized debt issuance costs	2,225,227	2,128,362
Interest payable	31,237	21,325
Payable for unsettled trades	86,928	53,458
Base management fees payable	14,076	12,761
Incentive fees payable	7,585	9,540
Accounts payable and accrued expenses	21,299	19,977
Directors' fees payable	38	—
Total liabilities	2,386,390	2,245,423
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 300,000 authorized, 236,563 and 198,704 shares issued and outstanding, respectively	$236	$199
Capital in excess of par value	2,411,140	2,018,583
Accumulated undistributed (overdistributed) earnings	31,295	40,945
Total net assets	$2,442,671	$2,059,727
Total liabilities and total net assets	$4,829,061	$4,305,150
Net asset value per share	$10.33	$10.37
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$107,561	$79,698
Payment-in-kind interest income	2,628	2,925
Dividend income	481	152
Other income	455	111
Total investment income from non-controlled/non-affiliate company investments	111,125	82,886
Non-controlled affiliate company investments:
Interest income	1,788	1,029
Payment-in-kind interest income	517	69
Total investment income from non-controlled affiliate company investments	2,305	1,098
Total investment income	113,430	83,984
Operating expenses:
Interest and other debt financing expenses	39,593	27,220
Base management fees	14,076	8,620
Incentive fees	6,286	7,044
Professional fees	729	503
Administrative service fees	962	645
General and administrative expenses	949	1,079
Directors’ fees	38	38
Total operating expenses	62,633	45,149
Net investment income before income taxes	50,797	38,835
Income taxes, including excise taxes	375	125
Net investment income	50,422	38,710
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	118	4
Foreign currency forward contracts	54	2
Foreign currency and other transactions	(46)	(18)
Net realized gain (loss)	126	(12)
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(2,821)	8,260
Non-controlled/affiliate company investments	(223)	(643)
Foreign currency forward contracts	(747)	2,353
Foreign currency and other transactions	(2,757)	639
Net change in unrealized gain (loss)	(6,548)	10,609
Net gain (loss)	(6,422)	10,597
Net increase (decrease) in net assets resulting from operations	$44,000	$49,307
Per common share data:
Net investment income per share - basic and diluted	$0.25	$0.29
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.22	$0.37
Weighted average common shares outstanding - basic and diluted	203,120	131,745
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667
Net investment income	—	—	—	38,710	38,710
Net realized gain (loss)	—	—	—	(12)	(12)
Net change in unrealized gain (loss)	—	—	—	10,609	10,609
Issuances of common stock	25,864	26	264,821	—	264,847
Repurchases of common stock	(1,996)	(2)	(20,440)	—	(20,442)
Distributions declared to stockholders	—	—	—	(34,353)	(34,353)
Stock issued in connection with dividend reinvestment plan	1,406	2	14,402	—	14,404
Balances at March 31, 2024	152,507	$153	$1,541,161	$35,116	$1,576,430

Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727
Net investment income	—	—	—	50,422	50,422
Net realized gain (loss)	—	—	—	126	126
Net change in unrealized gain (loss)	—	—	—	(6,548)	(6,548)
Issuances of common stock	36,341	36	376,818	—	376,854
Repurchases of common stock	(775)	(1)	(8,036)	—	(8,037)
Distributions declared to stockholders	—	—	—	(53,650)	(53,650)
Stock issued in connection with dividend reinvestment plan	2,293	2	23,775	—	23,777
Balances at March 31, 2025	236,563	$236	$2,411,140	$31,295	$2,442,671
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$44,000	$49,307
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(118)	(4)
Net realized (gain) loss on foreign currency forward contracts	(54)	(2)
Net realized (gain) loss on foreign currency and other transactions	46	18
Net change in unrealized (gain) loss on investments	3,044	(7,617)
Net change in unrealized (gain) loss on foreign currency forward contracts	747	(2,353)
Net change in unrealized (gain) loss on foreign currency and other transactions	2,757	(639)
Payment-in-kind interest capitalized	(3,145)	(2,994)
Net accretion of discounts and amortization of premiums	(4,126)	(2,602)
Purchases of investments	(718,672)	(363,194)
Proceeds from principal payments and sale of investments and settlement of forward contracts	211,371	90,345
Amortization of debt issuance costs	2,853	1,999
Changes in operating assets and liabilities:
Interest and dividend receivable	(7,185)	(5,327)
Receivable for unsettled trades	(1,424)	—
Other assets	(765)	296
Interest payable	9,912	4,410
Payable for unsettled trades	33,470	(7,315)
Base management fees payable	1,315	1,180
Incentive fees payable	(1,955)	1,972
Accounts payable and accrued expenses	1,322	621
Directors’ fees payable	38	38
Net cash provided by (used in) operating activities	(426,569)	(241,861)
Cash flows from financing activities:
Borrowings on debt	781,795	385,600
Repayments of debt	(687,010)	(384,635)
Debt issuance costs capitalized	(3,531)	(303)
Proceeds from issuance of common stock	376,854	264,847
Repurchases of common stock	(8,037)	(20,442)
Stockholder distributions paid	(29,873)	(19,949)
Net cash provided by (used in) financing activities	430,198	225,118
Net increase (decrease) in cash and restricted cash and cash equivalents	3,629	(16,743)
Effect of foreign currency exchange rates	1	(2)
Cash and restricted cash and cash equivalents, beginning of period	254,024	77,755
Cash and restricted cash and cash equivalents, end of period	$257,654	$61,010
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$26,828	$20,811
Cash paid for income taxes, including excise taxes, during the period	$1,100	$450
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$23,777	$14,404

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$125,543	$129,634
Restricted cash and cash equivalents	132,111	124,390
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$257,654	$254,024

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$13,197	$17,586
Restricted cash and cash equivalents	47,813	60,169
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$61,010	$77,755
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.30% Cash/ 6.00% PIK	11/3/2023	3/25/2027	159	$157	$160	0.0%
							159	157	160	0.0%
Automotive
Burgess Point Purchaser Corporation	(6)	SF	5.35%	9.65%	6/30/2022	7/25/2029	4,888	4,541	4,365	0.2%
First Brands Group, LLC		SF	7.00%	11.30%	1/24/2025	3/30/2027	49,333	48,874	48,840	2.0%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.40%	9.71%	8/2/2021	8/2/2027	9,675	9,589	9,670	0.4%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.35%	9.67%	8/2/2021	8/2/2027	2,381	952	952	0.0%
Panda Acquisition, LLC	(6)	SF	9.35%	6.44% Cash/ 7.13% PIK	12/20/2022	10/18/2028	10,211	8,991	8,526	0.4%
Power Stop, LLC	(11)	SF	4.85%	9.17%	3/26/2024	1/26/2029	5,488	5,125	5,090	0.2%
Tenneco Inc.	(6)(8)	SF	5.10%	9.40%	11/3/2023	11/17/2028	15,622	14,507	15,241	0.6%
Truck-Lite Co., LLC		SF	5.75%	10.07%	2/22/2024	2/13/2031	9,768	9,688	9,788	0.4%
Truck-Lite Co., LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.04%	2/22/2024	2/13/2031	1,065	681	682	0.0%
Truck-Lite Co., LLC (Revolver)	(19)	SF	5.75%	10.05%	2/22/2024	2/13/2031	1,067	71	71	0.0%
							109,498	103,019	103,225	4.2%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	14.07%	7/29/2021	7/29/2026	10,125	9,672	5,194	0.2%
StarCompliance MidCo, LLC	(9)(45)	SF	6.10%	10.40%	5/31/2023	1/12/2027	441	435	441	0.0%
StarCompliance MidCo, LLC	(7)(9)(10)(11)(45)	SF	6.10%	10.40%	1/12/2021	1/12/2027	27,375	27,173	27,409	1.1%
StarCompliance MidCo, LLC	(7)(45)	SF	6.10%	10.40%	10/12/2021	1/12/2027	4,253	4,222	4,259	0.2%
StarCompliance MidCo, LLC	(11)	SF	6.10%	10.40%	12/12/2024	1/12/2027	2,509	2,468	2,513	0.1%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	6.10%	10.40%	1/12/2021	1/12/2027	4,234	2,286	2,286	0.1%
							48,937	46,256	42,102	1.7%
Beverage, Food & Tobacco
Demakes Borrower, LLC	(8)	SF	6.00%	10.30%	12/15/2023	12/12/2029	4,817	4,719	4,863	0.2%
Demakes Borrower, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.30%	12/15/2023	12/12/2029	1,372	—	—	0.0%
Izzio Artisan Bakery, LLC	(9)(11)	SF	6.00%	10.32%	9/27/2024	9/27/2029	14,428	14,167	14,471	0.6%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.32%	9/27/2024	9/27/2029	10,352	2,066	2,072	0.1%
							30,969	20,952	21,406	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	6.70% Cash/ 4.00% PIK	3/31/2025	8/11/2027	5,228	$5,408	$5,254	0.2%
Adept AG Holdings, LLC	(21)	SF	6.15%	6.45% Cash/ 4.00% PIK	3/31/2025	8/11/2027	4,402	4,300	4,425	0.2%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.00%	10.32%	12/22/2023	12/21/2029	49,625	48,810	49,749	2.0%
BLP Buyer, Inc.	(6)	SF	6.00%	10.32%	5/8/2024	12/21/2029	1,891	1,857	1,895	0.1%
BLP Buyer, Inc.	(45)	SF	6.00%	10.32%	12/21/2023	12/21/2029	5,970	5,970	5,985	0.3%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.00%	10.32%	12/22/2023	12/21/2029	6,849	2,340	2,340	0.1%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.56%	9/9/2022	12/17/2026	8,516	8,400	8,345	0.3%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.56%	9/30/2022	12/17/2026	5,419	5,357	5,310	0.2%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.56%	9/9/2022	12/17/2026	10,369	10,227	10,161	0.4%
DS Parent, Inc.	(45)	SF	5.50%	9.80%	12/15/2023	1/31/2031	19,850	18,964	18,535	0.8%
Incompass, LLC		SF	7.75%	12.07%	12/20/2024	11/27/2028	2,082	2,042	2,149	0.1%
Incompass, LLC	(6)(8)(10)	SF	7.75%	12.07%	11/27/2023	11/27/2028	23,700	23,231	24,470	1.0%
PrecisionX Group, LLC		SF	7.01%	11.32%	8/16/2024	6/30/2028	2,545	2,491	2,529	0.1%
PrecisionX Group, LLC	(8)(10)(11)	SF	7.01%	11.32%	6/30/2023	6/30/2028	15,760	15,480	15,662	0.6%
PrecisionX Group, LLC		SF	7.01%	11.32%	5/20/2024	6/30/2028	8,085	7,917	8,034	0.3%
PrecisionX Group, LLC		SF	7.01%	11.32%	6/30/2023	6/30/2028	5,989	5,989	5,951	0.3%
PrecisionX Group, LLC		SF	6.86%	11.19%	5/20/2024	6/30/2028	6,004	6,004	5,966	0.3%
PrecisionX Group, LLC (Delayed Draw)	(19)(20)	SF	6.75%	11.07%	8/16/2024	6/30/2028	3,752	3,152	3,132	0.1%
PrecisionX Group, LLC (Revolver)	(19)	SF	7.01%	11.32%	6/30/2023	6/30/2028	3,002	600	597	0.0%
Tavoron Buyer Corp.	(45)	SF	5.00%	9.32%	2/21/2025	1/22/2031	7,600	7,491	7,486	0.3%
Tavoron Buyer Corp. (Delayed Draw)	(19)(20)	SF	5.00%	9.32%	1/22/2025	1/22/2031	8,028	—	—	0.0%
Tavoron Buyer Corp. (Revolver)	(12)(19)(22)	SF	5.00%	9.32%	1/22/2025	1/22/2031	186	—	—	0.0%
Tavoron Buyer Corp. (Revolver)	(19)	SF	5.00%	9.32%	1/22/2025	1/22/2031	1,338	—	—	0.0%
							206,190	186,030	187,975	7.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
Guardian Restoration Partners Buyer, LLC	(10)	SF	4.75%	9.05%	11/14/2024	11/1/2031	12,000	$11,861	$12,076	0.5%
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	11/1/2024	11/1/2031	20,000	8,299	8,351	0.3%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	4.75%	9.05%	11/1/2024	11/1/2031	3,000	260	260	0.0%
Harlem Acquisition, LLC	(11)	SF	5.25%	9.56%	11/26/2024	11/7/2030	32,000	31,478	32,515	1.3%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.56%	11/7/2024	11/7/2030	9,143	—	—	0.0%
Harlem Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.56%	11/7/2024	11/7/2030	6,095	488	488	0.0%
MEI Buyer LLC	(8)(11)	SF	5.00%	9.32%	6/30/2023	6/29/2029	25,224	24,641	25,477	1.1%
MEI Buyer LLC	(10)(11)	SF	5.00%	9.32%	1/9/2024	6/30/2029	14,162	14,052	14,304	0.6%
MEI Buyer LLC		SF	5.00%	9.32%	6/30/2023	6/29/2029	4,044	4,044	4,084	0.2%
MEI Buyer LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.32%	3/27/2025	6/29/2029	8,946	—	—	0.0%
MEI Buyer LLC (Revolver)	(19)	SF	5.00%	9.32%	6/30/2023	6/29/2029	5,253	—	—	0.0%
Premier Roofing L.L.C.	(8)	SF	8.65%	11.96% Cash/ 1.00% PIK	8/31/2020	8/29/2025	3,036	3,036	2,975	0.1%
Premier Roofing L.L.C. (Revolver)	(19)	SF	8.65%	11.95% Cash/ 1.00% PIK	8/31/2020	8/29/2025	1,217	1,073	1,052	0.1%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.94%	4/19/2021	4/17/2026	4,331	4,313	4,331	0.2%
TCFIII OWL Buyer LLC	(8)	SF	5.61%	9.94%	4/19/2021	4/17/2026	5,289	5,289	5,289	0.2%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.94%	12/17/2021	4/17/2026	4,747	4,724	4,747	0.2%
Water Buyer, LLC	(10)	SF	5.25%	9.55%	8/8/2024	8/8/2030	9,950	9,816	9,955	0.4%
Water Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	8/8/2024	8/8/2030	6,000	—	—	0.0%
Water Buyer, LLC (Revolver)	(19)	SF	5.25%	9.55%	8/8/2024	8/8/2030	3,000	—	—	0.0%
							177,437	123,374	125,904	5.2%
Consumer Goods: Durable
8th Avenue Food & Provisions, Inc.	(12)(35)	SF	3.75%	8.08%	10/23/2024	10/1/2025	4,284	4,240	4,217	0.2%
8th Avenue Food & Provisions, Inc.	(12)(35)	SF	3.75%	8.08%	10/7/2024	10/1/2025	7,900	7,804	7,768	0.3%
Independence Buyer, Inc.	(7)(8)	SF	5.90%	10.19%	8/3/2021	8/3/2026	11,135	11,067	10,481	0.4%
Independence Buyer, Inc. (Revolver)	(19)	SF	5.75%	10.07%	8/3/2021	8/3/2026	2,964	186	175	0.0%
Ivanti Software, Inc.	(35)	SF	4.25%	0.0858	10/7/2024	12/1/2027	19,025	15,862	13,698	0.6%
Recycled Plastics Industries, LLC	(7)	SF	7.35%	11.17% Cash/ 0.50% PIK	8/4/2021	8/4/2026	4,385	4,357	4,379	0.2%
Recycled Plastics Industries, LLC (Revolver)	(19)	SF	7.35%	11.16% Cash/ 0.50% PIK	8/4/2021	8/4/2026	446	149	148	0.0%
SonicWall US Holdings Inc.	(35)	SF	5.00%	0.093	10/7/2024	5/18/2028	15,970	15,893	15,755	0.6%
Syniverse Holdings, LLC	(12)	SF	7.00%	0.113	3/4/2025	5/13/2027	13,964	13,899	13,744	0.6%
							80,073	73,457	70,365	2.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(8)(9)	SF	5.61%	9.94%	5/18/2021	5/18/2026	13,510	$13,436	$13,510	0.6%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(9)	SF	5.61%	9.94%	12/15/2021	5/18/2026	2,480	2,465	2,480	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(6)	SF	5.61%	9.94%	8/12/2022	5/18/2026	6,729	6,682	6,729	0.3%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(7)	SF	5.61%	9.94%	8/12/2022	5/18/2026	2,906	2,906	2,906	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)		SF	5.61%	9.94%	3/3/2025	5/18/2026	2,761	2,730	2,761	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	(19)	SF	5.61%	9.94%	5/18/2021	5/18/2026	2,222	889	889	0.0%
Excelligence Learning Corporation	(6)(8)	SF	5.75%	10.05%	3/15/2024	1/18/2030	12,078	11,872	11,958	0.5%
Excelligence Learning Corporation (Revolver)	(19)	SF	5.75%	10.05%	3/15/2024	1/18/2030	3,425	1,884	1,865	0.1%
Gibson Brands, Inc.	(35)	SF	5.26%	9.56%	4/19/2024	8/13/2028	14,454	14,236	14,267	0.6%
The Kyjen Company, LLC	(6)(7)	SF	7.75%	10.93% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,960	2,950	2,794	0.1%
The Kyjen Company, LLC		SF	6.50%	10.93% Cash/ 1.00% PIK	9/13/2022	4/3/2026	3	3	3	0.0%
The Kyjen Company, LLC (Revolver)	(19)	SF	6.65%	10.95%	5/14/2021	4/3/2026	268	126	119	0.0%
Thrasio, LLC	(21)	SF	10.26%	14.55% PIK	6/18/2024	6/18/2029	574	574	502	0.0%
							64,370	60,753	60,783	2.5%
Containers, Packaging & Glass
B2B Industrial Products LLC	(6)	SF	7.00%	11.25%	12/6/2022	10/7/2026	9,598	9,496	9,440	0.4%
B2B Industrial Products LLC	(6)	SF	7.00%	11.25%	4/4/2023	10/7/2026	2,221	2,195	2,185	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(37)	SF	5.65%	9.96%	11/27/2024	12/17/2027	14,084	14,012	14,084	0.6%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(37)	SF	5.65%	9.96%	11/27/2024	12/17/2027	6,692	6,667	6,692	0.3%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(37)	SF	5.65%	9.96%	11/27/2024	12/17/2027	3,604	3,591	3,604	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(37)	SF	5.65%	9.96%	11/27/2024	12/17/2027	1,483	1,478	1,483	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(37)	SF	5.50%	9.80%	11/27/2024	12/17/2027	6,114	—	—	0.0%
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(37)	SF	5.50%	9.80%	11/27/2024	12/17/2027	4,076	1,250	1,250	0.0%
Polychem Acquisition, LLC	(6)	SF	5.61%	5.94% Cash/ 4.00% PIK	4/8/2019	8/15/2026	1,921	1,921	1,659	0.1%
							49,793	40,610	40,397	1.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
PNE Interco LLC	(6)(7)(8)(11)	SF	5.75%	10.06%	2/12/2024	2/12/2030	13,895	$13,662	$13,923	0.6%
PNE Interco LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.06%	2/12/2024	2/12/2030	5,303	4,419	4,428	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.75%	10.06%	2/12/2024	2/12/2030	5,899	—	—	0.0%
Quest Resource Management Group, LLC		SF	5.61%	9.94%	12/30/2024	6/28/2030	14,305	14,137	13,698	0.6%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	5.61%	9.94%	12/30/2024	6/28/2030	6,944	—	—	0.0%
Trilon Group, LLC	(7)(8)(9)(10)	SF	5.65%	9.95%	3/31/2025	5/25/2029	11,653	11,653	11,746	0.5%
Trilon Group, LLC		SF	5.65%	9.95%	4/15/2024	5/25/2029	3,580	3,519	3,609	0.1%
Trilon Group, LLC		SF	5.65%	9.97%	4/15/2024	5/25/2029	12,047	12,047	12,144	0.5%
Trilon Group, LLC		SF	5.50%	9.82%	9/12/2023	5/25/2029	368	368	371	0.0%
Trilon Group, LLC	(45)	SF	5.00%	9.33%	3/25/2025	5/25/2029	10,157	10,058	10,091	0.4%
Trilon Group, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	3/12/2025	5/25/2029	10,157	—	—	0.0%
Trilon Group, LLC (Revolver)	(19)	SF	5.65%	9.97%	9/12/2023	5/25/2029	4,874	—	—	0.0%
Volt Bidco, Inc.	(7)	SF	6.50%	10.80%	8/11/2021	8/11/2027	9,383	9,296	9,372	0.4%
Volt Bidco, Inc.	(11)	SF	6.50%	10.80%	8/11/2021	8/11/2027	1,764	1,764	1,762	0.1%
Volt Bidco, Inc.	(45)	SF	6.50%	10.80%	9/17/2024	8/11/2027	719	719	718	0.0%
Volt Bidco, Inc.	(45)	SF	6.50%	10.80%	12/28/2023	8/11/2027	987	987	986	0.0%
Volt Bidco, Inc. (Revolver)	(19)	SF	6.50%	10.80%	8/11/2021	8/11/2027	956	—	—	0.0%
							112,991	82,629	82,848	3.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
Arax Midco, LLC	(9)(10)(12)	SF	5.00%	9.30%	4/11/2024	4/11/2029	11,912	$11,782	$11,912	0.5%
Arax Midco, LLC (Delayed Draw)	(12)(19)(20)	SF	5.00%	9.30%	4/11/2024	4/11/2029	1,647	—	—	0.0%
Arax Midco, LLC (Revolver)	(12)(19)	SF	5.00%	9.30%	4/11/2024	4/11/2029	1,293	—	—	0.0%
Bench Walk Lead, LLC	(12)	SF	9.50%	13.80%	6/9/2023	6/14/2027	28,256	28,234	28,256	1.1%
Bench Walk Lead, LLC	(12)	SF	9.50%	13.80%	6/9/2023	6/14/2027	1,671	1,671	1,671	0.1%
Bench Walk Lead, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	15.00%	1/22/2025	1/22/2031	8,581	4,181	4,181	0.2%
BW 51f, L.P.	(12)	SF	8.00%	12.31%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.4%
Cpex Purchaser, LLC	(7)(9)	SF	6.00%	10.12%	8/26/2022	2/28/2030	36,000	35,393	36,324	1.5%
Cpex Purchaser, LLC		SF	5.50%	9.80%	3/26/2025	2/28/2030	6,448	6,384	6,399	0.3%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.80%	3/26/2025	2/28/2030	4,320	—	—	0.0%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.12%	9/30/2021	2/28/2030	4,061	2,847	2,872	0.1%
Cpex Purchaser, LLC (Revolver)	(19)	SF	6.00%	10.30%	9/30/2021	2/28/2030	13,935	—	—	0.0%
GC Champion Acquisition LLC	(7)	SF	5.00%	9.30%	8/19/2022	8/18/2028	12,805	12,645	12,853	0.5%
GC Champion Acquisition LLC	(6)	SF	5.00%	9.30%	8/19/2022	8/18/2028	3,557	3,557	3,570	0.1%
GC Champion Acquisition LLC	(6)	SF	5.00%	9.30%	8/1/2023	8/18/2028	10,670	10,436	10,711	0.4%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	8/19/2024	8/18/2028	10,681	7,251	7,279	0.3%
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,357	2,903	2,892	0.1%
J2 BWA Funding LLC (Revolver)	(12)	n/a	n/a	10.00%	12/14/2020	12/24/2026	1,748	1,748	1,743	0.1%
Oceana Australian Fixed Income Trust	(6)(12)(25)(36)	SF	8.25%	12.57%	6/8/2023	4/1/2026	29,551	31,770	29,773	1.2%
Oceana Australian Fixed Income Trust	(12)(25)(36)	SF	8.25%	12.57%	12/27/2023	4/1/2026	13,730	15,048	13,833	0.6%
Resolute Investment Managers, Inc.	(35)	SF	6.76%	11.06%	3/12/2025	4/30/2027	18,058	18,013	18,013	0.7%
SCP Intermediate Holdings, LLC	(8)(12)	SF	5.85%	10.17%	12/28/2022	12/28/2028	2,933	2,883	2,933	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	5.85%	10.17%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Slater Slater Schulman LLP		SF	7.50%	11.80%	12/6/2023	12/4/2026	19,567	19,567	19,567	0.8%
TEAM Public Choices, LLC	(6)	SF	5.15%	9.44%	8/23/2022	12/17/2027	4,457	4,326	4,350	0.2%
TEAM Public Choices, LLC	(11)	SF	5.26%	9.55%	1/25/2024	12/17/2027	1,481	1,475	1,445	0.1%
Tegra118 Wealth Solutions, Inc.	(12)(35)	SF	4.00%	8.29%	3/6/2025	2/18/2027	1,786	1,781	1,779	0.1%
Transnetwork LLC	(11)(45)	SF	4.75%	9.05%	11/20/2023	12/29/2030	15,681	15,487	15,759	0.6%
							285,133	248,382	247,115	10.1%
FIRE: Real Estate
300 N. Michigan Mezz, LLC	(6)(12)	n/a	n/a	7.25% Cash/ 13.55% PIK	7/15/2020	7/15/2025	1,000	1,000	1,000	0.1%
Avison Young (USA) Inc.	(12)(21)(37)	SF	6.51%	10.84%	9/24/2024	3/12/2028	761	710	761	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.95%	12/22/2021	12/22/2027	7,259	7,186	7,259	0.3%
InsideRE, LLC	(9)	SF	5.65%	9.95%	12/22/2021	12/22/2027	2,821	2,821	2,821	0.1%
InsideRE, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.92%	3/7/2025	12/22/2027	769	308	308	0.0%
InsideRE, LLC (Revolver)	(19)	SF	5.65%	9.95%	12/22/2021	12/22/2027	965	—	—	0.0%
Lessen LLC		SF	8.50%	10.05% Cash/ 2.75% PIK	1/5/2023	1/5/2028	8,825	8,629	8,659	0.4%
							22,400	20,654	20,808	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	5.00%	9.30%	6/7/2023	6/7/2029	9,825	$9,636	$9,825	0.4%
Animal Dermatology Group, Inc.		SF	5.00%	9.30%	6/7/2023	6/7/2029	3,700	3,700	3,700	0.2%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	1/11/2024	12/27/2025	8,724	3,116	3,116	0.1%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	10/28/2024	6/7/2029	5,769	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	5.00%	9.30%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	7.15%	11.48%	5/6/2021	5/6/2027	6,329	6,277	6,329	0.3%
Appriss Health, LLC (Revolver)	(19)	SF	7.15%	11.48%	5/6/2021	5/6/2027	433	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	6.50%	10.80%	7/17/2023	7/17/2029	30,000	29,295	30,309	1.2%
Bluesight, Inc.	(45)	SF	6.50%	10.80%	10/15/2024	7/17/2029	3,913	3,860	3,953	0.2%
Bluesight, Inc.	(11)	SF	6.50%	10.80%	12/31/2024	7/17/2029	26,087	25,722	26,356	1.1%
Bluesight, Inc. (Revolver)	(19)	SF	6.50%	10.80%	7/17/2023	7/17/2029	5,217	—	—	0.0%
Caravel Autism Health, LLC	(6)(11)	SF	4.75%	9.05%	6/11/2024	6/11/2030	17,910	17,635	17,910	0.7%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	6/11/2024	6/11/2030	7,714	—	—	0.0%
Caravel Autism Health, LLC (Revolver)	(19)	SF	4.75%	9.05%	6/11/2024	6/11/2030	5,400	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)	SF	7.10%	11.42%	6/30/2021	6/30/2026	13,546	13,463	13,207	0.5%
Dorado Acquisition, Inc.	(6)	SF	7.65%	11.46% Cash/ 0.50% PIK	11/27/2022	6/30/2026	11,222	11,114	10,942	0.4%
Dorado Acquisition, Inc. (Revolver)	(19)	SF	7.60%	11.42% Cash/ 0.50% PIK	6/30/2021	6/30/2026	1,670	—	—	0.0%
FH BMX Buyer, Inc.		SF	5.00%	9.30%	6/21/2024	6/21/2031	9,001	8,879	9,091	0.4%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	6/21/2024	6/21/2031	4,800	—	—	0.0%
Forest Buyer, LLC	(9)(45)	SF	5.00%	9.33%	8/19/2024	3/15/2030	21,190	21,042	21,402	0.9%
Forest Buyer, LLC	(6)(7)(11)	SF	5.00%	9.33%	3/15/2024	3/15/2030	14,391	14,081	14,535	0.6%
Forest Buyer, LLC (Revolver)	(19)	SF	5.00%	9.33%	3/15/2024	3/15/2030	2,719	—	—	0.0%
Golden State Buyer, Inc.	(8)	SF	4.85%	9.17%	8/25/2022	6/19/2026	9,514	9,374	9,537	0.4%
Helping Hands Childrens Services Management, LLC		SF	4.50%	8.81%	11/5/2024	11/5/2030	11,500	11,365	11,500	0.5%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.81%	11/5/2024	11/5/2030	4,600	—	—	0.0%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.50%	8.81%	11/5/2024	11/5/2030	2,300	—	—	0.0%
INH Buyer, Inc.	(21)	SF	7.00%	4.40% Cash/ 7.00% PIK	6/30/2021	6/28/2028	5,042	5,011	1,510	0.1%
KL Moon Acquisition, LLC		SF	7.75%	9.29% Cash/ 2.75% PIK	2/6/2024	2/1/2029	4,303	4,203	4,136	0.2%
KL Moon Acquisition, LLC		SF	7.75%	9.29% Cash/ 2.75% PIK	2/1/2023	2/1/2029	10,036	9,833	9,647	0.4%
KL Moon Acquisition, LLC		SF	7.75%	9.29% Cash/ 2.75% PIK	2/1/2023	2/1/2029	2,001	2,001	1,923	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.75%	9.29% Cash/ 2.75% PIK	2/1/2023	2/1/2029	1,653	1,003	964	0.0%
Long Grove Pharmaceuticals, LLC		SF	8.00%	8.32% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	13,796	13,790	0.6%
Long Grove Pharmaceuticals, LLC (Delayed Draw)	(19)(20)	SF	8.00%	8.32% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	—	—	0.0%
NationsBenefits, LLC	(6)	SF	5.60%	9.92%	8/20/2021	8/26/2027	11,852	11,775	11,852	0.5%
NationsBenefits, LLC	(6)	SF	5.60%	9.92%	8/26/2022	8/26/2027	14,126	14,126	14,126	0.6%
NationsBenefits, LLC	(11)	SF	5.60%	9.92%	8/26/2022	8/26/2027	15,316	15,316	15,316	0.6%
NationsBenefits, LLC		SF	5.60%	9.92%	11/27/2024	8/26/2027	6,164	6,057	6,164	0.3%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.92%	11/27/2024	8/26/2027	1,987	—	—	0.0%
NationsBenefits, LLC (Revolver)	(19)	SF	5.60%	9.92%	8/20/2021	8/26/2027	6,806	2,722	2,722	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NBPT Acquisition LLC	(45)	SF	5.00%	9.32%	3/17/2025	3/1/2030	20,991	$20,781	$20,991	0.9%
NBPT Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.32%	3/3/2025	3/1/2030	8,074	—	—	0.0%
NBPT Acquisition LLC (Revolver)	(19)	SF	5.00%	9.32%	3/3/2025	3/1/2030	2,360	—	—	0.0%
NQ PE Project Colosseum Midco Inc.	(6)(8)	SF	7.15%	11.45%	10/4/2022	10/4/2028	14,271	14,086	12,718	0.5%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	11.45%	10/4/2022	10/4/2028	1,825	—	—	0.0%
PAI Middle Tier, LLC	(45)	SF	4.75%	9.05%	2/21/2025	2/13/2032	17,750	17,490	17,484	0.7%
PAI Middle Tier, LLC (Revolver)	(19)	SF	4.75%	9.05%	2/13/2025	2/13/2032	3,765	—	—	0.0%
QF Holdings, Inc.	(10)	SF	5.10%	9.39%	3/26/2025	12/15/2027	910	906	910	0.0%
QF Holdings, Inc.	(10)	SF	5.00%	9.31%	12/15/2023	12/15/2027	908	898	908	0.0%
QF Holdings, Inc.	(7)	SF	5.00%	9.29%	9/19/2019	12/15/2027	4,539	4,538	4,539	0.2%
QF Holdings, Inc.	(7)	SF	5.00%	9.29%	12/15/2021	12/15/2027	4,357	4,324	4,357	0.2%
QF Holdings, Inc.	(7)	SF	5.00%	9.29%	9/19/2019	12/15/2027	908	908	908	0.0%
QF Holdings, Inc.	(7)	SF	5.00%	9.29%	8/21/2020	12/15/2027	908	908	908	0.0%
QF Holdings, Inc. (Revolver)	(19)	SF	5.00%	9.41%	9/19/2019	12/15/2027	1,092	328	328	0.0%
Ro Health, LLC	(45)	SF	5.00%	9.30%	2/21/2025	1/17/2031	4,000	3,942	3,940	0.2%
Ro Health, LLC (Revolver)	(19)	SF	5.00%	9.30%	1/17/2025	1/17/2031	1,067	267	263	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	9.92%	10/7/2022	10/5/2029	9,047	8,850	9,019	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	9.92%	4/1/2024	10/5/2029	10,161	9,988	10,130	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	9.92%	10/7/2022	10/5/2029	7,948	7,948	7,924	0.3%
SCP Eye Care Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.92%	4/1/2024	10/5/2029	20,525	208	207	0.0%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	9.92%	10/7/2022	10/5/2029	1,442	361	359	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	10.40%	12/29/2023	6/30/2028	21,182	20,869	21,182	0.9%
SDG Mgmt Company, LLC		SF	6.10%	10.37%	12/29/2023	6/30/2028	8,555	8,555	8,555	0.4%
SDG Mgmt Company, LLC		SF	5.60%	9.91%	12/6/2024	7/1/2028	11,887	11,887	11,786	0.5%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.91%	12/6/2024	7/1/2028	9,906	258	255	0.0%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.40%	12/6/2024	7/1/2028	7,925	—	—	0.0%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	6.10%	10.40%	12/6/2024	7/1/2028	1,981	—	—	0.0%
Seran BioScience, LLC	(7)(8)	SF	6.25%	10.56%	12/31/2020	7/8/2027	1,920	1,914	1,920	0.1%
Seran BioScience, LLC	(10)(11)	SF	6.25%	10.49%	8/21/2023	7/8/2027	227	227	227	0.0%
Seran BioScience, LLC	(8)	SF	6.25%	10.55%	7/8/2022	7/8/2027	431	431	431	0.0%
Seran BioScience, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.55%	2/6/2025	7/8/2027	3,556	—	—	0.0%
Seran BioScience, LLC (Revolver)	(19)	SF	6.25%	10.56%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	10.17%	7/21/2023	12/30/2026	150	150	146	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	10.17%	12/30/2021	12/30/2026	3,686	3,657	3,589	0.1%
SIP Care Services, LLC (Revolver)		SF	5.85%	10.17%	12/30/2021	12/30/2026	760	760	740	0.0%
The Smilist DSO, LLC	(11)	SF	6.00%	10.30%	4/4/2024	4/4/2029	28,582	28,033	28,654	1.2%
The Smilist DSO, LLC		SF	6.00%	10.30%	4/4/2024	4/4/2029	7,727	7,727	7,747	0.3%
The Smilist DSO, LLC		SF	6.00%	10.30%	4/4/2024	4/4/2029	6,205	6,205	6,221	0.3%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	12/27/2024	4/4/2029	11,842	727	713	0.0%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	10.30%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.90%	11.19%	2/16/2022	2/16/2028	10,000	9,889	9,938	0.4%
TigerConnect, Inc.		SF	7.00%	8.02% Cash/ 3.38% PIK	11/19/2024	2/16/2028	571	564	568	0.0%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	7.82% Cash/ 3.38% PIK	11/19/2024	2/16/2028	23	4	4	0.0%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	11.19%	2/16/2022	2/16/2028	1,253	912	906	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
TigerConnect, Inc. (Revolver)	(19)	SF	6.90%	11.19%	2/16/2022	2/16/2028	1,429	$—	$—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	29,774	29,501	1.2%
WebPT, Inc.	(7)	SF	6.35%	10.66%	8/28/2019	1/18/2028	5,000	5,000	5,000	0.2%
WebPT, Inc. (Revolver)	(19)	P	5.25%	12.75%	8/28/2019	1/18/2028	521	365	365	0.0%
Xpress Wellness, LLC	(6)(8)	SF	5.50%	9.79%	5/8/2024	5/8/2030	39,900	39,190	39,198	1.6%
Xpress Wellness, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.76%	5/8/2024	5/8/2030	12,500	2,450	2,407	0.1%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.50%	9.79%	5/8/2024	5/8/2030	9,231	4,554	4,554	0.2%
							723,388	555,235	554,362	22.7%
High Tech Industries
3C Buyer LLC		SF	6.60%	10.91%	2/28/2025	11/20/2028	1,608	1,607	1,624	0.1%
3C Buyer LLC		SF	5.35%	9.67%	2/28/2025	11/20/2028	816	804	797	0.0%
3C Buyer LLC		SF	6.10%	10.41%	2/28/2025	11/20/2028	2,945	2,945	2,940	0.1%
3C Buyer LLC	(9)	SF	6.10%	10.41%	2/28/2025	11/20/2028	1,631	1,631	1,628	0.1%
3C Buyer LLC (Revolver)	(19)	SF	6.10%	10.42%	2/28/2025	11/20/2028	2,653	816	816	0.0%
Accelevation LLC	(11)	SF	5.00%	9.32%	1/2/2025	1/2/2031	14,000	13,801	13,790	0.6%
Accelevation LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.32%	1/2/2025	1/2/2031	5,250	—	—	0.0%
Accelevation LLC (Revolver)	(19)	SF	5.00%	9.32%	1/2/2025	1/2/2031	3,500	434	428	0.0%
Acquia Inc.	(7)	SF	7.15%	11.44%	11/1/2019	11/1/2026	15,429	15,386	15,429	0.6%
Acquia Inc.	(10)	SF	7.15%	11.44%	11/11/2023	11/1/2026	3,092	3,092	3,092	0.1%
Acquia Inc. (Revolver)		SF	7.15%	11.45%	11/1/2019	11/1/2026	588	588	588	0.0%
Aptean, Inc.	(11)	SF	5.25%	9.55%	1/30/2024	1/30/2031	8,814	8,749	8,814	0.4%
Aptean, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	1/30/2024	1/30/2031	397	173	173	0.0%
Aptean, Inc. (Revolver)	(19)	SF	5.25%	9.55%	1/30/2024	1/30/2031	728	—	—	0.0%
Arcserve Cayman Opco LP (Delayed Draw)	(19)(20)(21)	SF	8.11%	12.44% PIK	1/2/2024	1/2/2027	1,471	391	882	0.0%
Aston US Finco, LLC	(12)(35)(40)	SF	4.36%	8.69%	3/4/2025	10/9/2026	19,049	18,465	18,217	0.8%
BTRS Holdings Inc.	(9)	SF	5.50%	9.80%	2/24/2025	12/15/2028	26,398	26,327	26,398	1.1%
BTRS Holdings Inc. (Revolver)	(19)	SF	5.50%	9.80%	2/24/2025	12/15/2028	4,510	2,255	2,255	0.1%
Cardinal Parent, INC	(35)	SF	4.50%	8.79%	3/4/2025	11/12/2027	3,915	3,807	3,821	0.2%
Catalyst Data Holdings, Inc.	(10)	SF	5.50%	9.82%	12/20/2024	12/20/2030	16,500	16,266	16,500	0.7%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.82%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.82%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.82%	12/20/2024	12/20/2030	759	92	92	0.0%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	5.50%	9.82%	12/20/2024	12/20/2030	3,300	—	—	0.0%
Cloud for Good, LLC		SF	4.75%	9.06%	3/21/2025	3/21/2031	17,500	17,282	17,281	0.7%
Cloud for Good, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.06%	3/21/2025	3/21/2031	12,500	—	—	0.0%
Cloud for Good, LLC (Revolver)	(19)	SF	4.75%	9.06%	3/21/2025	3/21/2031	4,000	—	—	0.0%
Douglas Holdings, Inc.	(9)	SF	5.75%	10.05%	8/27/2024	8/27/2030	24,912	24,569	25,005	1.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.05%	8/27/2024	8/27/2030	5,416	—	—	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.13%	10.05% Cash/ 0.38% PIK	8/27/2024	8/27/2026	3,076	822	825	0.0%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.05%	8/27/2024	8/27/2030	2,166	—	—	0.0%
Drawbridge Partners, LLC	(7)	SF	6.25%	10.57%	9/1/2022	9/1/2028	15,000	14,807	15,000	0.6%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.57%	9/1/2022	9/1/2028	4,370	3,974	3,974	0.2%
Drawbridge Partners, LLC (Revolver)	(19)	SF	6.25%	10.57%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Einstein Parent, INC.	(10)(45)	SF	6.50%	10.79%	3/26/2025	1/22/2031	36,133	35,438	36,043	1.5%
Einstein Parent, INC. (Revolver)	(19)	SF	6.50%	10.79%	1/22/2025	1/22/2031	3,738	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Fortra, LLC	(11)	SF	4.10%	8.39%	12/11/2023	11/30/2026	14,787	$14,429	$13,575	0.6%
Freedom U.S. Acquisition Corporation	(9)(10)(45)	SF	5.75%	10.06%	9/27/2024	9/27/2030	50,999	50,182	51,535	2.1%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	10.06%	9/27/2024	9/27/2030	5,100	—	—	0.0%
Fueled Digital Media, LLC		SF	6.61%	10.44% Cash/ 0.50% PIK	11/1/2022	11/1/2027	5,664	5,583	5,438	0.2%
Fueled Digital Media, LLC		SF	6.61%	10.44% Cash/ 0.50% PIK	11/1/2022	11/1/2027	499	499	479	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	6.11%	10.44%	11/1/2022	11/1/2027	807	726	697	0.0%
HOSTAWAY MIDCO OY	(6)(12)(38)	SF	5.50%	9.82%	2/26/2025	2/26/2031	25,000	24,633	24,625	1.0%
HOSTAWAY MIDCO OY (Delayed Draw)	(12)(19)(20)(38)	SF	5.50%	9.82%	2/26/2025	2/26/2031	5,000	—	—	0.0%
HOSTAWAY MIDCO OY (Revolver)	(12)(19)(38)	SF	5.50%	9.82%	2/26/2025	2/26/2031	4,167	—	—	0.0%
Jobnimbus Holdings, LLC	(9)(11)(45)	SF	5.25%	9.57%	12/12/2024	11/6/2030	32,000	31,555	32,000	1.3%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	11/6/2024	11/6/2030	7,111	—	—	0.0%
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	9.57%	11/6/2024	11/6/2030	5,333	—	—	0.0%
Medallia, Inc.	(7)	SF	10.60%	10.82% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,380	12,255	12,189	0.5%
Mindbody, Inc.	(7)	SF	7.15%	11.44%	2/15/2019	9/30/2025	1,867	1,867	1,867	0.1%
Mindbody, Inc.	(7)	SF	7.15%	11.44%	9/22/2021	9/30/2025	2,270	2,270	2,270	0.1%
Mindbody, Inc. (Revolver)	(19)	SF	7.15%	11.44%	2/15/2019	9/30/2025	190	—	—	0.0%
Nasuni Corporation	(9)(11)	SF	5.75%	10.04%	9/10/2024	9/10/2030	15,000	14,798	15,076	0.6%
Nasuni Corporation (Revolver)	(19)	SF	5.75%	10.04%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Oranje Holdco, Inc.	(6)	SF	7.25%	11.54%	4/20/2024	2/1/2029	29,053	29,053	29,199	1.2%
Oranje Holdco, Inc.	(6)(9)	SF	7.75%	12.04%	2/1/2023	2/1/2029	14,000	13,753	14,140	0.6%
Oranje Holdco, Inc. (Revolver)	(19)	SF	7.75%	12.04%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC	(6)(9)	SF	5.40%	9.71%	12/13/2022	12/16/2027	5,555	5,456	5,576	0.2%
Optomi, LLC	(7)(9)	SF	5.40%	9.71%	12/16/2021	12/16/2027	13,095	12,963	13,144	0.5%
Optomi, LLC (Revolver)	(19)	SF	5.40%	9.71%	12/16/2021	12/16/2027	3,189	957	957	0.0%
Reorganized Mobileum AcquisitionCo, LLC	(6)(21)	SF	6.00%	5.32% Cash/ 5.00% PIK	1/13/2025	9/12/2029	913	887	846	0.0%
Securly, Inc.	(7)	SF	7.10%	11.39%	4/20/2022	4/22/2027	3,703	3,666	3,702	0.2%
Securly, Inc.	(7)	SF	7.10%	11.32%	4/22/2021	4/22/2027	8,400	8,330	8,400	0.4%
Securly, Inc.	(7)	SF	7.10%	11.41%	4/22/2021	4/22/2027	1,938	1,938	1,938	0.1%
Securly, Inc.	(9)	SF	7.10%	11.41%	4/20/2022	4/22/2027	2,488	2,488	2,488	0.1%
Securly, Inc.	(9)	SF	7.10%	11.42%	2/24/2025	4/22/2027	457	448	457	0.0%
Securly, Inc. (Revolver)	(19)	SF	7.10%	11.41%	4/22/2021	4/22/2027	1,615	969	969	0.0%
Signiant Inc.	(11)	SF	5.25%	9.59%	12/23/2024	12/23/2030	15,000	14,789	15,000	0.6%
Signiant Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.59%	12/23/2024	12/23/2030	3,000	—	—	0.0%
Signiant Inc. (Revolver)	(19)	SF	5.25%	9.59%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	5.75%	9.97%	6/16/2023	6/15/2029	1,965	1,920	1,948	0.1%
Sparq Holdings, Inc.		SF	5.75%	10.05%	6/27/2024	6/25/2029	430	427	427	0.0%
Sparq Holdings, Inc.		SF	5.75%	10.05%	6/16/2023	6/15/2029	440	440	436	0.0%
Sparq Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.97%	6/27/2024	6/25/2029	578	—	—	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.05%	6/16/2023	6/15/2029	409	95	95	0.0%
Tiugo Group Holdings Corp		SF	5.50%	9.80%	3/28/2025	3/28/2031	65,892	64,905	64,904	2.7%
Tiugo Group Holdings Corp (Delayed Draw)	(19)(20)	SF	5.50%	9.80%	3/28/2025	3/28/2031	13,178	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(19)	SF	5.50%	9.80%	3/28/2025	3/28/2031	6,589	—	—	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	9.57%	12/9/2022	12/9/2030	22,000	21,703	22,000	0.9%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	12/9/2022	12/9/2030	6,947	3,914	3,914	0.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	11/25/2024	12/9/2030	1,350	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Unanet, Inc. (Revolver)	(19)	SF	5.25%	9.57%	12/9/2022	12/9/2030	4,316	$—	$—	0.0%
Varicent Intermediate Holdings Corporation	(12)(37)	SF	6.00%	7.05% Cash/ 3.25% PIK	8/23/2024	8/22/2031	27,115	26,760	27,111	1.1%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(37)	SF	2.75%	7.05%	8/23/2024	8/22/2031	5,610	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(37)	n/a	n/a	5.50%	8/23/2024	8/22/2031	4,443	—	—	0.0%
Velociti, LLC	(9)(11)	SF	5.25%	9.57%	1/13/2025	1/10/2030	12,000	11,742	11,728	0.5%
Velociti, LLC (Revolver)	(19)	SF	5.25%	9.57%	1/13/2025	1/10/2030	3,789	—	—	0.0%
Watchguard Technologies, Inc.	(6)	SF	5.25%	9.57%	8/17/2022	6/29/2029	20,625	19,660	20,504	0.9%
ZI Intermediate II, Inc.	(6)	SF	6.50%	10.79%	5/13/2024	5/13/2030	57,250	56,106	57,078	2.3%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	6.50%	10.79%	5/13/2024	5/13/2030	4,771	—	—	0.0%
							845,600	676,687	683,124	28.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	9.92%	11/24/2021	11/24/2026	15,581	15,466	15,581	0.6%
95 Percent Buyer, LLC (Revolver)	(19)	SF	5.60%	9.92%	11/24/2021	11/24/2026	809	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	5.85%	10.17%	10/21/2022	10/20/2028	4,900	4,819	4,900	0.2%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	5.85%	10.17%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	9.90%	10/11/2022	7/1/2027	37,237	36,863	37,237	1.5%
Destination Media, Inc.	(8)(10)	SF	6.75%	11.03%	6/21/2023	6/21/2028	6,386	6,218	6,514	0.3%
Destination Media, Inc.		SF	6.65%	10.95%	6/21/2023	6/21/2028	1,472	1,472	1,502	0.1%
Destination Media, Inc. (Revolver)	(19)	SF	6.65%	10.95%	6/21/2023	6/21/2028	670	134	134	0.0%
DRI Holding Inc.	(35)	SF	5.25%	9.54%	3/5/2025	5/31/2026	2,515	2,507	2,502	0.1%
EverService Midco, LLC	(6)(8)(10)(11)	SF	5.25%	9.57%	8/28/2024	6/28/2030	38,826	38,130	38,826	1.6%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	9.57%	6/28/2024	6/28/2030	8,919	—	—	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	9.45% Cash/ 2.37% PIK	12/30/2022	12/29/2028	13,876	13,589	13,429	0.5%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	9.45% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	—	—	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	5.85%	10.16%	12/9/2022	12/9/2028	11,760	11,559	11,760	0.5%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	5.85%	10.16%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevate Health Group, LLC		SF	6.35%	10.67%	9/9/2024	12/31/2026	1,112	1,097	1,117	0.1%
Relevate Health Group, LLC	(7)(9)	SF	6.35%	10.67%	11/20/2020	12/31/2026	1,920	1,915	1,920	0.1%
Relevate Health Group, LLC	(8)(9)	SF	6.35%	10.67%	3/28/2022	12/31/2026	5,118	5,099	5,118	0.2%
Relevate Health Group, LLC	(8)	SF	6.35%	10.67%	11/20/2020	12/31/2026	859	859	859	0.0%
Relevate Health Group, LLC (Revolver)	(19)	SF	6.35%	10.67%	11/20/2020	12/31/2026	789	526	526	0.0%
Spherix Global Inc.	(7)	SF	6.36%	10.69%	12/22/2021	12/22/2026	3,157	3,136	2,976	0.1%
Spherix Global Inc. (Revolver)	(19)	SF	6.36%	10.69%	12/22/2021	12/22/2026	500	—	—	0.0%
Touchmath Acquisition LLC	(11)	SF	5.75%	10.07%	2/28/2024	2/28/2030	9,925	9,757	9,130	0.4%
Touchmath Acquisition LLC (Revolver)	(19)	SF	5.75%	10.07%	2/28/2024	2/28/2030	1,429	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	5.50%	9.82%	1/28/2020	1/28/2027	5,587	5,587	5,596	0.2%
XanEdu Publishing, Inc.	(8)	SF	5.50%	9.82%	8/31/2022	1/28/2027	2,221	2,221	2,224	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	5.50%	9.82%	1/28/2020	1/28/2027	977	—	—	0.0%
							181,289	160,954	161,851	6.6%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.58% PIK	2/15/2024	1/31/2028	228	228	423	0.0%
							228	228	423	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
Chess.com, LLC	(7)(8)	SF	6.60%	10.90%	12/31/2021	12/31/2027	12,610	$12,479	$12,578	0.5%
Chess.com, LLC (Revolver)	(19)	SF	6.60%	10.90%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.29% Cash/ 6.75% PIK	2/28/2019	11/28/2025	1,048	1,048	1,042	0.1%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.29% Cash/ 6.75% PIK	2/28/2019	11/28/2025	16	16	16	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.31% Cash/ 6.75% PIK	9/27/2022	11/28/2025	328	328	326	0.0%
Crownpeak Technology, Inc.	(9)	SF	7.75%	5.29% Cash/ 6.75% PIK	9/27/2022	11/28/2025	873	873	868	0.0%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	11.04%	2/28/2019	11/28/2025	125	125	125	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.26%	9.58%	7/15/2024	7/15/2028	555	511	556	0.0%
Sports Operating Holdings II, LLC	(6)	SF	5.85%	10.17%	11/3/2022	11/3/2027	4,875	4,805	4,875	0.2%
Sports Operating Holdings II, LLC (Delayed Draw)	(19)(20)	SF	5.85%	10.17%	11/3/2022	11/3/2027	3,975	3,140	3,140	0.1%
Sports Operating Holdings II, LLC (Revolver)	(19)	SF	5.85%	10.17%	11/3/2022	11/3/2027	865	—	—	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	9.83%	3/26/2024	7/10/2026	14,271	14,176	13,878	0.6%
Streamland Media MidCo LLC	(21)	SF	5.76%	10.06%	12/10/2024	3/30/2029	916	916	916	0.1%
Streamland Media MidCo LLC (Revolver)	(19)(21)	SF	5.76%	10.06%	3/31/2025	3/30/2029	132	—	—	0.0%
Touchtunes Music Group, LLC	(35)	SF	4.75%	9.05%	3/4/2025	3/30/2029	4,779	4,722	4,687	0.2%
							46,781	43,139	43,007	1.8%
Retail
Rita's Franchise Company, LLC	(11)	SF	5.00%	9.32%	12/9/2024	11/15/2030	14,713	14,544	14,743	0.6%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	5.00%	9.32%	11/15/2024	11/15/2030	1,799	—	—	0.0%
							16,512	14,544	14,743	0.6%
Services: Business
A360, Inc.	(11)	SF	5.50%	9.85%	12/19/2024	12/19/2030	10,500	10,352	10,516	0.4%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.80%	12/19/2024	12/19/2030	4,437	—	—	0.0%
A360, Inc. (Revolver)	(19)	SF	5.50%	9.80%	12/19/2024	12/19/2030	2,218	976	976	0.0%
Aligned Exteriors Group Holdco, LLC	(11)	SF	5.00%	9.30%	12/13/2024	12/13/2029	13,965	13,738	13,965	0.6%
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	12/13/2024	12/13/2029	9,999	—	—	0.0%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.00%	9.30%	12/13/2024	12/13/2029	1,667	—	—	0.0%
Ambient Enterprises Holdco, LLC	(45)	SF	5.75%	10.05%	2/21/2025	6/30/2030	19,262	18,991	19,238	0.8%
Ambient Enterprises Holdco, LLC	(45)	SF	5.75%	10.05%	2/21/2025	6/30/2030	5,355	5,280	5,348	0.2%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.05%	12/31/2024	6/30/2030	3,794	—	—	0.0%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.75%	10.05%	12/31/2024	12/8/2029	1,528	—	—	0.0%
Aras Corporation	(6)(9)	SF	6.25%	10.55%	4/13/2021	4/13/2029	5,286	5,254	5,326	0.2%
Aras Corporation (Revolver)	(19)	SF	6.25%	10.55%	4/13/2021	4/13/2029	726	278	278	0.0%
ASG III, LLC	(6)(11)	SF	6.50%	10.79%	10/31/2023	10/31/2029	20,000	19,591	20,175	0.8%
ASG III, LLC	(45)	SF	6.50%	10.79%	10/31/2023	10/31/2029	8,421	8,421	8,495	0.4%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.54%	8/30/2024	10/31/2029	18,235	4,255	4,255	0.2%
ASG III, LLC (Revolver)	(19)	SF	6.50%	10.79%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC	(6)(9)(11)	SF	6.00%	10.30%	12/27/2023	12/27/2029	16,000	15,733	15,979	0.7%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.31%	12/27/2023	12/27/2029	4,800	1,600	1,598	0.1%
Bloomerang, LLC (Revolver)	(19)	SF	6.00%	10.30%	12/27/2023	12/27/2029	3,200	—	—	0.0%
Cdata Software, Inc.	(9)(11)	SF	6.25%	10.55%	7/18/2024	7/18/2030	45,950	45,216	45,950	1.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.55%	7/18/2024	7/18/2030	4,255	$—	$—	0.0%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.55%	7/18/2024	7/18/2030	5,956	2,340	2,340	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	6.25%	10.55%	7/18/2024	7/18/2030	5,106	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.25%	10.53%	9/15/2023	9/14/2029	36,000	35,298	36,108	1.5%
Cosmos Bidco, Inc.	(45)	SF	6.25%	10.53%	9/15/2023	9/14/2029	6,750	6,750	6,770	0.3%
Cosmos Bidco, Inc.	(45)	SF	6.25%	10.55%	3/28/2025	9/14/2029	18,827	18,639	18,883	0.8%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.55%	3/28/2025	9/14/2029	5,379	—	—	0.0%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.55%	5/17/2024	9/14/2029	12,000	4,114	4,127	0.2%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.25%	10.55%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	5.75%	10.06%	8/29/2023	8/29/2029	20,000	19,599	20,350	0.8%
E-Discovery Acquireco, LLC	(6)	SF	5.25%	9.56%	5/3/2024	8/29/2029	3,273	3,244	3,289	0.1%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	5.75%	10.08%	8/29/2023	8/29/2029	2,727	545	545	0.0%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(37)	SF	7.10%	11.40%	9/21/2021	9/21/2027	16,603	16,458	16,603	0.7%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(37)	SF	7.10%	11.40%	9/21/2021	9/21/2027	1,291	1,291	1,291	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(37)	SF	7.10%	11.40%	3/28/2024	9/21/2027	2,718	2,718	2,718	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(37)	SF	7.10%	11.40%	5/4/2023	9/21/2027	2,063	2,063	2,063	0.1%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(37)	SF	7.10%	11.40%	9/21/2021	9/21/2027	2,067	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	5.60%	9.92%	12/8/2022	12/8/2027	11,773	11,580	11,773	0.5%
Edustaff, LLC (Revolver)	(19)	SF	5.60%	9.92%	12/8/2022	12/8/2027	2,364	—	—	0.0%
ETA Australia Holdings III Pty Ltd and MYOB US Borrower LLC	(12)(35)(36)	SF	4.00%	8.29%	3/6/2025	4/17/2026	2,512	2,498	2,486	0.1%
Huckabee Acquisition, LLC	(6)(8)(10)	SF	5.25%	9.55%	1/16/2024	1/16/2030	29,700	29,195	29,700	1.2%
Huckabee Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	1/16/2024	1/16/2030	6,522	—	—	0.0%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.55%	1/16/2024	1/16/2030	3,912	—	—	0.0%
iCIMS, Inc.	(7)	SF	6.25%	10.54%	10/24/2022	8/18/2028	8,000	7,908	8,000	0.3%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.50%	9.80%	12/27/2023	12/27/2029	14,813	14,567	14,835	0.6%
Interstate BidCo, LLC	(11)	SF	5.50%	9.82%	12/9/2024	12/27/2029	7,154	7,056	7,165	0.3%
Interstate BidCo, LLC		SF	5.50%	9.82%	12/27/2023	12/27/2029	8,255	8,255	8,267	0.3%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.80%	11/19/2024	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.50%	9.80%	12/27/2023	12/27/2029	3,125	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.25%	9.57%	12/9/2024	11/13/2030	9,975	9,812	9,975	0.4%
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	11/14/2024	11/13/2030	799	—	—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.25%	9.57%	11/14/2024	11/13/2030	2,398	—	—	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	10.96%	12/9/2022	12/11/2028	2,940	2,900	2,924	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.96%	12/9/2022	12/11/2028	943	943	938	0.0%
Kingsley Gate Partners, LLC		SF	6.65%	10.96%	12/9/2022	12/11/2028	1,365	1,365	1,357	0.1%
Kingsley Gate Partners, LLC (Revolver)	(19)	SF	6.60%	10.92%	12/9/2022	12/11/2028	1,200	960	955	0.0%
Milrose Consultants, LLC	(6)(8)(10)	SF	6.65%	10.96%	8/31/2023	8/31/2028	44,325	43,447	44,391	1.8%
Milrose Consultants, LLC	(45)	SF	6.60%	10.92%	10/25/2024	8/31/2028	1,599	1,590	1,602	0.1%
Milrose Consultants, LLC	(45)	SF	6.60%	10.92%	12/2/2024	8/31/2028	3,558	3,493	3,563	0.2%
Milrose Consultants, LLC (Revolver)	(19)	SF	6.60%	10.92%	8/31/2023	8/31/2028	2,308	462	462	0.0%
Moonraker Acquisitionco LLC	(6)	SF	5.75%	10.20%	9/30/2022	8/4/2028	6,843	6,758	6,842	0.3%
Moonraker Acquisitionco LLC (Revolver)	(19)	SF	5.75%	10.20%	9/30/2022	8/4/2028	933	280	280	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	10.13%	11/15/2023	11/30/2027	13,162	12,984	13,221	0.5%
NFM & J, L.P. (Delayed Draw)	(19)(20)	SF	5.85%	10.16%	11/15/2023	11/30/2027	7,410	825	828	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	12.25%	11/15/2023	11/30/2027	5,273	1,187	1,187	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.58%	8/16/2024	8/16/2029	7,463	7,329	7,489	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.26%	10.58%	8/16/2024	8/16/2029	1,591	$—	$—	0.0%
Onix Networking Corp.	(6)(8)	SF	5.50%	9.80%	10/2/2023	10/2/2029	14,812	14,571	14,812	0.6%
Onix Networking Corp. (Revolver)	(19)	SF	5.50%	9.80%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	5.00%	9.35%	12/20/2024	12/20/2030	13,000	12,817	12,992	0.5%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.35%	12/20/2024	12/20/2030	3,009	—	—	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	5.00%	9.35%	12/20/2024	12/20/2030	1,204	—	—	0.0%
Parkhub, Inc.	(6)	SF	7.00%	11.31%	4/9/2024	4/9/2030	16,369	16,083	16,451	0.7%
Parkhub, Inc.	(12)(23)	SF	7.25%	11.56%	4/9/2024	4/9/2030	34,879	33,633	35,053	1.4%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	7.00%	11.32%	4/9/2024	4/9/2030	16,833	2,895	2,910	0.1%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	7.00%	11.30%	4/9/2024	4/9/2030	1,762	—	—	0.0%
Parkhub, Inc. (Delayed Draw)	(12)(19)(20)(23)	SF	7.00%	11.30%	4/9/2024	4/9/2030	3,423	—	—	0.0%
Parkhub, Inc. (Revolver)	(19)	SF	7.00%	11.30%	4/9/2024	4/9/2030	6,733	2,020	2,020	0.1%
PC Pest Buyer, LLC	(6)(8)	SF	4.75%	9.04%	6/20/2024	6/20/2030	13,965	13,748	13,965	0.6%
PC Pest Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.07%	6/20/2024	6/20/2030	41,967	15,595	15,595	0.6%
PC Pest Buyer, LLC (Revolver)	(19)	SF	4.75%	9.07%	6/20/2024	6/20/2030	8,400	—	—	0.0%
PRGX Global, Inc.	(11)	SF	5.50%	9.85%	12/20/2024	12/20/2030	36,421	35,916	36,520	1.5%
PRGX Global, Inc. (Revolver)	(19)	SF	5.50%	9.85%	2/20/2025	12/20/2030	4,345	—	—	0.0%
Project Accelerate Parent, LLC		SF	5.25%	9.57%	2/22/2024	2/22/2031	11,786	11,690	11,786	0.5%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	9.57%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	8.35%	7.67% Cash/ 5.00% PIK	12/8/2022	12/8/2027	7,896	7,494	6,432	0.3%
Prototek LLC (Revolver)	(19)(21)	SF	8.35%	7.67% Cash/ 5.00% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	9.57%	8/6/2024	8/6/2030	7,463	7,324	7,498	0.3%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	9.57%	8/6/2024	8/6/2030	7,125	7,125	7,159	0.3%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	9.57%	3/12/2025	8/6/2030	5,166	5,063	5,190	0.2%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.25%	9.57%	8/6/2024	8/6/2030	2,679	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.17%	6/17/2024	9/30/2027	43,657	43,657	43,657	1.8%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.17%	6/17/2024	9/30/2027	13,554	13,554	13,554	0.6%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.17%	6/17/2024	9/30/2027	13,390	13,390	13,390	0.5%
Signal 88, LLC	(6)	SF	6.50%	10.82%	6/3/2024	6/3/2029	23,383	23,081	23,470	1.0%
Sunstates Security, LLC		SF	5.00%	9.33%	8/9/2024	8/9/2030	20,000	19,729	20,400	0.8%
Sunstates Security, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	8/9/2024	8/9/2030	13,333	—	—	0.0%
Symplr Software, Inc.		SF	4.60%	8.89%	3/31/2025	2/9/2031	3,880	3,630	3,384	0.1%
Teneo Holdings LLC	(11)	SF	4.75%	9.07%	10/18/2024	3/13/2031	8,174	8,109	8,201	0.3%
Thryv, Inc.	(12)	SF	6.75%	11.07%	5/15/2024	5/1/2029	7,750	7,684	7,886	0.3%
TIC Bidco Limited	(12)(23)(40)	SN	5.00%	9.45%	6/12/2024	6/14/2031	14,778	14,423	14,786	0.6%
TIC Bidco Limited	(12)(23)(40)	SN	5.00%	9.45%	2/3/2025	6/14/2031	2,015	1,923	2,016	0.1%
Valkyrie Buyer, LLC	(6)	SF	5.25%	9.57%	5/6/2024	5/6/2031	18,004	17,762	18,022	0.7%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	5/6/2024	5/6/2031	2,316	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	5/6/2024	5/6/2031	3,088	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	5/6/2024	5/6/2031	7,500	6,417	6,423	0.3%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	11/8/2024	5/6/2031	6,667	—	—	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	11/8/2024	5/6/2031	3,333	—	—	0.0%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	5.25%	9.55%	5/6/2024	5/6/2031	3,509	—	—	0.0%
Vhagar Purchaser, LLC	(9)	SF	6.00%	10.31%	6/9/2023	6/11/2029	10,000	9,775	10,000	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.31%	6/9/2023	6/11/2029	2,222	$500	$500	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	6.00%	10.31%	6/9/2023	6/11/2029	1,111	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	6.50%	10.82%	8/14/2023	8/14/2029	16,500	16,104	16,566	0.7%
WPEngine, Inc. (Revolver)	(19)	SF	6.50%	10.82%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							1,081,850	823,850	836,064	34.2%
Services: Consumer
AMS Parent, LLC	(45)	SF	5.11%	9.44%	4/8/2024	10/25/2028	15,321	15,139	14,874	0.6%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.70%	12/28/2023	6/23/2028	4,938	4,844	4,975	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.70%	7/19/2023	6/23/2028	4,938	4,850	4,975	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.90%	10.20%	6/24/2022	6/23/2028	14,625	14,451	14,530	0.6%
Clydesdale Holdings, LLC	(11)	SF	5.90%	10.20%	6/24/2022	6/23/2028	20,801	20,801	20,666	0.8%
Clydesdale Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.90%	10.20%	6/20/2024	6/23/2028	8,316	2,949	2,930	0.1%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.90%	10.20%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	10.94%	11/8/2023	11/8/2028	10,243	10,047	10,243	0.4%
Expedited Travel, LLC (Revolver)	(19)	SF	6.61%	10.94%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC		SF	6.76%	11.07%	7/14/2022	7/14/2028	9,985	9,950	9,985	0.4%
Express Wash Acquisition Company, LLC		SF	6.76%	11.07%	7/14/2022	7/14/2028	2,111	2,111	2,111	0.1%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.76%	11.07%	7/14/2022	7/14/2028	536	295	295	0.0%
Innovative Artists Entertainment, LLC		SF	5.25%	9.56%	3/21/2025	3/20/2031	22,250	21,915	21,916	0.9%
Innovative Artists Entertainment, LLC (Revolver)	(19)	SF	5.25%	9.56%	3/21/2025	3/20/2031	2,225	—	—	0.0%
Light Wave Dental Management, LLC		SF	5.50%	9.80%	12/17/2024	6/29/2029	4,974	4,974	4,946	0.2%
Light Wave Dental Management, LLC		SF	5.50%	9.80%	7/16/2024	6/30/2029	531	517	528	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.50%	9.80%	6/30/2023	6/30/2029	27,019	26,385	26,870	1.1%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.50%	9.80%	6/30/2023	6/30/2029	4,753	1,236	1,229	0.0%
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	10.30%	11/15/2023	11/15/2030	21,545	21,180	21,599	0.9%
Mammoth Holdings, LLC		SF	6.00%	10.30%	11/15/2023	11/15/2030	5,415	5,415	5,429	0.2%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	10.30%	11/15/2023	11/15/2029	2,727	—	—	0.0%
Russell Investments US Institutional Holdco, Inc.	(12)(35)	SF	6.50%	9.29% Cash/ 1.50% PIK	10/15/2024	5/30/2027	18,427	17,515	17,897	0.7%
Russell Investments US Institutional Holdco, Inc. (Revolver)	(12)(19)	SF	6.50%	9.29% Cash/ 1.50% PIK	10/7/2024	2/28/2028	1,240	—	—	0.0%
Steel City Wash, LLC	(45)	SF	5.25%	9.55%	2/21/2025	2/5/2030	14,000	13,732	13,720	0.6%
Steel City Wash, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	2/5/2025	2/5/2030	3,158	—	—	0.0%
Steel City Wash, LLC (Revolver)	(19)	SF	5.25%	9.55%	2/5/2025	2/5/2030	1,579	—	—	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.82%	12/27/2023	12/27/2028	10,369	10,314	10,369	0.4%
The Black Tux, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.82%	12/27/2023	12/27/2028	1,944	194	194	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.82%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.81%	11/20/2024	11/20/2030	5,994	5,745	6,008	0.2%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.81%	11/20/2024	11/20/2030	18,342	17,587	18,385	0.8%
The Gersh Agency, LLC	(11)	SF	6.25%	10.56%	12/13/2024	11/20/2030	6,417	6,311	6,427	0.3%
The Gersh Agency, LLC	(11)	SF	6.25%	10.56%	12/13/2024	11/20/2030	13,585	13,359	13,606	0.6%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.80%	11/20/2024	11/20/2030	12,270	—	—	0.0%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.80%	11/20/2024	11/20/2030	2,704	1,568	1,622	0.1%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	10.56%	11/20/2024	11/20/2030	5,059	1,297	1,297	0.1%
The Hertz Corporation	(12)	SF	3.61%	7.94%	6/21/2024	6/30/2028	8,264	8,119	6,410	0.3%
The Hertz Corporation	(12)	SF	3.61%	7.94%	6/21/2024	6/30/2028	1,618	1,590	1,255	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ultra Clean Holdco LLC	(10)(11)	SF	5.00%	9.31%	7/16/2024	7/1/2030	20,843	$20,510	$20,853	0.8%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	7/16/2024	7/1/2030	7,489	3,739	3,741	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.00%	9.33%	7/16/2024	7/1/2030	3,000	—	—	0.0%
							347,522	288,639	289,885	11.8%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(6)(19)(20)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	2,754	2,651	2,759	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,000	254	254	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(6)(21)	SF	6.00%	5.26% Cash/ 5.00% PIK	3/3/2025	3/3/2030	376	376	371	0.0%
Calabrio, Inc.	(7)	SF	5.50%	9.81%	12/19/2023	4/16/2027	1,165	1,165	1,173	0.1%
Calabrio, Inc.	(7)	SF	5.50%	9.81%	4/16/2021	4/16/2027	7,940	7,859	7,940	0.3%
Calabrio, Inc. (Revolver)	(19)	SF	5.50%	9.81%	4/16/2021	4/16/2027	963	413	413	0.0%
DataOnline Corp.	(7)(8)(9)(10)(11)	SF	5.40%	9.71%	11/13/2019	11/13/2026	34,584	34,554	34,670	1.4%
DataOnline Corp. (Revolver)	(19)	SF	5.40%	9.70%	11/13/2019	11/13/2026	3,701	1,481	1,481	0.1%
EOS Finco S.A.R.L.	(8)(12)(21)(39)	SF	6.00%	10.28%	8/3/2022	10/6/2029	6,985	6,722	2,996	0.1%
MB Purchaser, LLC	(8)(10)	SF	4.75%	9.05%	1/3/2024	1/3/2030	14,850	14,603	14,850	0.6%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.08%	1/3/2024	1/3/2030	12,445	6,195	6,195	0.3%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	9.08%	1/3/2024	1/3/2030	2,500	—	—	0.0%
Patagonia Holdco LLC	(6)(12)	SF	5.75%	10.05%	8/5/2022	8/1/2029	14,625	12,708	12,995	0.5%
Radiate Holdco, LLC	(35)	SF	3.25%	7.58%	10/24/2024	10/30/2026	10,831	9,661	9,342	0.4%
							114,719	98,642	95,439	3.9%
Transportation: Cargo
Dusk Acquisition II Corporation	(10)	SF	6.00%	10.30%	7/12/2024	7/12/2029	27,581	27,098	27,649	1.1%
Dusk Acquisition II Corporation		SF	6.00%	10.30%	11/29/2024	7/12/2029	37,084	36,396	37,175	1.5%
Epika Fleet Services, Inc.	(6)(8)	SF	6.00%	10.32%	3/18/2024	3/18/2029	16,830	16,550	16,830	0.7%
Epika Fleet Services, Inc.	(11)	SF	6.00%	10.32%	3/18/2024	3/18/2029	9,710	9,630	9,710	0.4%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	10.32%	3/18/2024	3/18/2029	4,882	3,215	3,215	0.1%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	10.32%	12/5/2024	3/18/2029	6,528	2,114	2,114	0.1%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	6.00%	10.32%	3/18/2024	3/18/2029	3,696	1,395	1,395	0.1%
Fiasco Enterprises, LLC	(11)	SF	6.61%	10.94%	5/6/2022	5/6/2027	6,825	6,767	6,702	0.3%
Fiasco Enterprises, LLC	(6)(11)	SF	6.61%	10.94%	12/15/2022	5/6/2027	8,232	8,098	8,084	0.3%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.61%	10.94%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	5.00%	9.30%	11/1/2022	11/1/2029	16,641	16,314	16,649	0.7%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	11/1/2022	11/1/2029	5,669	3,237	3,239	0.1%
Randys Holdings, Inc. (Revolver)	(19)	SF	5.00%	9.30%	11/1/2022	11/1/2029	2,273	999	999	0.1%
RS Acquisition, LLC	(7)	SF	8.10%	10.42% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,955	10,872	10,021	0.4%
RS Acquisition, LLC		SF	8.10%	10.42% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,124	10,124	9,261	0.4%
RS Acquisition, LLC (Revolver)	(19)	SF	8.10%	10.42% Cash/ 2.00% PIK	12/13/2021	12/14/2026	1,289	910	832	0.0%
							170,069	153,719	153,875	6.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wholesale
IF & P Holdings Company, LLC	(6)(8)	SF	5.63%	10.02%	10/6/2022	10/3/2028	23,330	$22,949	$23,330	1.0%
IF & P Holdings Company, LLC	(6)	SF	6.00%	10.40%	5/25/2023	10/3/2028	6,550	6,398	6,550	0.3%
IF & P Holdings Company, LLC		SF	5.25%	9.65%	7/30/2024	10/3/2028	1,104	1,090	1,094	0.0%
IF & P Holdings Company, LLC (Delayed Draw)	(19)(20)	SF	5.63%	10.02%	7/30/2024	10/3/2028	959	—	—	0.0%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.63%	10.04%	10/6/2022	10/3/2028	5,296	3,619	3,619	0.1%
S&S Holdings LLC	(8)	SF	5.00%	9.32%	10/31/2024	10/1/2031	9,950	9,811	9,754	0.4%
S&S Holdings LLC	(6)	SF	5.10%	9.42%	3/10/2021	3/10/2028	2,880	2,837	2,863	0.1%
							50,069	46,704	47,210	1.9%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							4,765,977	3,868,614	3,883,071	159.0%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	16.32%	11/3/2023	11/3/2026	1,000	1,000	997	0.1%
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	(19)(27)	SF	10.00%	12.32% Cash/ 2.00% PIK	12/8/2023	12/8/2026	338	204	203	0.0%
							1,338	1,204	1,200	0.1%
Consumer Goods: Durable
Jumpstart Holdco, Inc.	(6)	SF	5.65%	9.94%	4/19/2022	4/19/2028	22,913	22,655	20,555	0.8%
							22,913	22,655	20,555	0.8%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	9.44%	12/3/2021	12/3/2026	9,203	9,143	9,203	0.4%
New Engen, Inc.	(7)(8)	SF	5.11%	9.44%	12/27/2021	12/3/2026	7,772	7,772	7,772	0.3%
New Engen, Inc.	(9)	SF	5.11%	9.44%	9/17/2024	12/3/2026	2,346	2,315	2,393	0.1%
							19,321	19,230	19,368	0.8%
Media: Diversified & Production
Park County Holdings, LLC		SF	6.75%	11.08%	11/29/2023	11/29/2029	44,721	44,207	44,722	1.8%
							44,721	44,207	44,722	1.8%
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.69%	5/25/2022	5/25/2028	15,000	14,816	14,981	0.6%
ASG II, LLC		SF	6.40%	10.69%	5/25/2022	5/25/2028	2,250	2,250	2,247	0.1%
							17,250	17,066	17,228	0.7%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							105,543	104,362	103,073	4.2%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.30% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,819	1,817	1,478	0.1%
							1,819	1,817	1,478	0.1%
Automotive
First Brands Group, LLC	(8)(11)	SF	8.76%	13.05%	12/11/2023	3/30/2028	14,436	14,033	13,425	0.5%
							14,436	14,033	13,425	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	10.70% PIK	3/31/2025	8/11/2027	1,763	$1,823	$1,709	0.1%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	10.25%	10/30/2024	8/11/2027	4,796	4,962	1,583	0.1%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	n/a	3/31/2025	8/11/2027	83	83	—	0.0%
Adept AG Holdings, LLC	(21)	SF	6.15%	10.45% PIK	3/31/2025	8/11/2027	1,484	1,473	1,437	0.1%
Adept AG Holdings, LLC	(21)	n/a	n/a	10.00%	10/30/2024	8/11/2027	4,038	4,013	1,333	0.1%
Adept AG Holdings, LLC	(21)	n/a	n/a	n/a	3/31/2025	8/11/2027	68	68	—	0.0%
							12,232	12,422	6,062	0.4%
Construction & Building
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	9.50%	13.79%	7/17/2024	2/9/2028	20,500	—	—	0.0%
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	6.35%	10.64%	7/17/2024	2/9/2028	20,500	—	—	0.0%
Jesse Studio Mezz, LLC (Delayed Draw)	(12)(19)(20)	SF	9.00%	13.32%	6/7/2024	6/7/2027	41,930	34,097	34,721	1.4%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	10.00%	14.32%	12/21/2023	1/15/2027	37,349	27,184	27,875	1.1%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	11.25%	15.57% PIK	12/21/2023	1/15/2027	13,363	3,724	3,798	0.2%
							133,642	65,005	66,394	2.7%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.26%	14.55% PIK	6/18/2024	6/18/2029	1,763	1,763	1,393	0.1%
							1,763	1,763	1,393	0.1%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(37)	SF	8.26%	6.06% Cash/ 6.50% PIK	4/26/2019	3/12/2029	1,892	1,759	1,522	0.1%
Avison Young (USA) Inc.	(12)(21)(37)	SF	8.11%	5.93% Cash/ 6.50% PIK	4/26/2019	3/12/2029	647	605	364	0.0%
KT Naples UB LLC (Delayed Draw)	(12)(19)(20)	SF	12.00%	17.00%	4/8/2024	4/8/2026	14,250	10,525	10,592	0.4%
Maltese Diplomat Owner 100 LLC (Delayed Draw)	(12)(19)(20)	SF	10.97%	15.29%	3/11/2025	3/11/2028	50,000	44,533	44,088	1.8%
RC & CY New Orleans Sole Member, LLC	(12)	SF	9.00%	13.32%	3/20/2025	3/10/2028	30,000	29,700	29,700	1.2%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,646	1,647	1,646	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	470	470	470	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	10,386	10,386	10,386	0.4%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	1,797	1,797	1,797	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	3,224	3,224	3,224	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	2,210	2,210	2,210	0.1%
							116,522	106,856	105,999	4.3%
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	5.26%	8.09% Cash/ 1.50% PIK	5/30/2024	1/31/2029	17,351	16,783	16,768	0.7%
							17,351	16,783	16,768	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	$968	$—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2029	430	401	478	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2029	440	401	489	0.0%
							1,858	1,770	967	0.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	477	477	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.55% PIK	7/31/2023	1/31/2028	503	503	235	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.55% PIK	7/31/2023	1/31/2028	152	152	71	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.55% PIK	9/8/2023	1/31/2028	265	265	124	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.55% PIK	7/31/2023	1/31/2028	396	396	—	0.0%
							2,092	2,092	430	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	10.08%	7/15/2024	10/15/2028	3,620	3,648	3,374	0.1%
Streamland Media MidCo LLC	(21)	SF	6.76%	11.06%	3/31/2025	3/30/2029	881	881	870	0.0%
							4,501	4,529	4,244	0.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							306,216	227,070	217,160	8.9%

Equity Investments (14)(15)(16)
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(17)	—	—	—	8/2/2021	—	—	159	219	0.0%
								159	219	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(12)(17)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	—	—	8	—	0.0%
								189	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	—	—	$650	$—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	—	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	—	—	—	—	0.0%
Tavoron Buyer Corp. (2,319,249 units)		—	—	—	1/22/2025	—	—	2,319	2,319	0.1%
								3,082	2,319	0.1%
Construction & Building
Harlem Acquisition, LLC (1,523,811 Class A units)		—	—	—	11/7/2024	—	—	1,524	1,474	0.1%
MEI Buyer LLC (2,275 units)		—	—	—	6/29/2023	—	—	2,275	3,353	0.1%
								3,799	4,827	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)		—	—	—	8/3/2021	—	—	169	—	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	—	—	1,567	449	0.0%
								1,736	449	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (2,162,506 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (31,764 shares of common stock)		—	—	—	6/18/2024	—	—	3,192	874	0.0%
								3,192	874	0.0%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(29)	—	—	—	3/4/2024	—	—	132	118	0.0%
								132	118	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	67	55	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	39	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	—	—	—	451	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	—	—	891	1,045	0.1%
								1,598	2,230	0.1%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	—	—	1,600	1,774	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(12)(17)	—	—	—	12/24/2020	—	—	—	53	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)(30)	—	—	—	4/29/2022	—	—	443	604	0.0%
								2,043	2,431	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(37)	n/a	n/a	12.50% PIK	9/1/2022	—	—	$2,036	$611	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(37)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	—	—	420	300	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	—	—	1,667	1,397	0.2%
Residential Homes for Rent LLC (736,539 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	—	—	3,183	2,778	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.6% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	—	929	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(12)(17)	—	—	—	7/2/2021	—	—	3	5,449	0.2%
								8,543	11,464	0.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	528	0.0%
Bluesight, Inc. (528 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	528	528	0.0%
Bluesight, Inc. (282,635 Class B common units)		—	—	—	7/17/2023	—	—	—	22	0.0%
Caravel Autism Health, LLC (3,600 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	—	—	3,600	3,600	0.2%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	—	—	—	1,134	0.1%
Dorado Acquisition, Inc. (531,783 Class A-1 units)		—	—	—	6/30/2021	—	—	578	505	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)		—	—	—	6/30/2021	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	110	0.0%
Forest Buyer, LLC (906 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	—	—	906	906	0.0%
Forest Buyer, LLC (906 Class B units)	(17)	—	—	—	3/15/2024	—	—	—	1,159	0.1%
INH Buyer, Inc. (2,713,147 A-1 units)		—	—	—	12/16/2024	—	—	—	—	0.0%
INH Buyer, Inc. (3 preferred stock)		—	—	—	12/16/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	—	—	1,010	277	0.0%
NationsBenefits, LLC (369,827 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,463	0.2%
NationsBenefits, LLC (326,667 common units)	(17)	—	—	—	8/20/2021	—	—	468	2,585	0.1%
NBPT Acquisition LLC (4,421 preferred units)	(44)	—	—	—	3/3/2025	—	—	4,421	4,421	0.2%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)		—	—	—	10/4/2022	—	—	1,418	145	0.0%
Seran BioScience, LLC (26,666 common units)		—	—	—	7/30/2024	—	—	267	718	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	177	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	—	—	18,310	16,320	0.7%
								34,730	38,598	1.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (157,895 Class A common units)		—	—	—	3/16/2021	—	—	$10,982	$1,856	0.1%
Arcserve Cayman Opco LP (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	3,458	0.2%
Arcserve Cayman GP LLC (157,895 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(34)	—	—	—	12/13/2024	—	—	4,178	4,178	0.2%
Cloud for Good, LLC (5,000,000 common units)		—	—	—	3/21/2025	—	—	5,000	5,000	0.2%
Douglas Holdings, Inc. (573,847 Class A common units)		—	—	—	8/27/2024	—	—	574	597	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)		—	—	—	9/1/2022	—	—	652	814	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	—	—	790	807	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	—	—	278	552	0.0%
Recorded Future, Inc. (40,243 Class A units)		—	—	—	7/3/2019	—	—	—	7	0.0%
Reorganized Mobileum AcquisitionCo, LLC (37,185 shares of common stock)	(6)	—	—	—	9/12/2024	—	—	1,877	594	0.0%
Sparq Holdings, Inc. (600,000 common units)		—	—	—	6/15/2023	—	—	600	506	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	—	—	1,623	2,821	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	—	—	6,076	6,076	0.3%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	—	—	3,790	4,127	0.2%
								36,420	31,393	1.3%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(17)	—	—	—	12/31/2020	—	—	95	113	0.0%
								95	113	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	857	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	—	—	568	568	0.0%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	444	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	—	—	5	97	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	—	—	369	238	0.0%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	54	0.0%
Relevate Health Group, LLC (96 Class B common units)		—	—	—	11/20/2020	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X common units)		—	—	—	11/14/2024	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	14	14	0.0%
Spherix Global Inc. (52 Class A-2 units)		—	—	—	6/10/2024	—	—	52	52	0.0%
Spherix Global Inc. (333 Class A units)		—	—	—	12/22/2021	—	—	333	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	285	0.0%
								2,304	2,609	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)		—	—	—	7/31/2023	—	—	$1,110	$—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(17)	—	—	—	12/31/2021	—	—	188	81	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)	—	—	—	7/15/2024	—	—	1,525	1,176	0.1%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	—	—	1,205	453	0.0%
								2,918	1,710	0.1%
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	—	—	888	852	0.0%
Argano, LLC (62,574 common units)	(17)	—	—	—	6/10/2021	—	—	317	473	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	—	—	1,999	2,507	0.1%
ecMarket Inc. and Conexiom US Inc. (96,603 preferred shares)	(12)(37)	—	—	—	9/21/2021	—	—	723	629	0.0%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	—	—	591	1,068	0.1%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	—	—	800	800	0.0%
Northeast Contracting Company, LLC (5,364,700 Class A-2 units)	(17)	—	—	—	8/16/2024	—	—	5,365	5,059	0.2%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	—	—	2,000	1,811	0.1%
Parkhub, Inc. (1,049,936 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,500	1,502	0.1%
Rampart Exterior Services Buyer, Inc. (3,295 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	3,295	3,493	0.2%
Respida Software Equity CI LP (5,000,000 Series B Preferred Units)	(17)	—	—	—	4/9/2024	—	—	4,850	5,058	0.2%
Skillsoft Corp. (1,308 Class A shares)	(6)(12)(29)	—	—	—	6/11/2021	—	—	508	25	0.0%
								22,836	23,277	1.0%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	6	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(17)	—	—	—	11/15/2023	—	—	169	—	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(17)(41)	—	—	—	1/4/2021	—	—	198	174	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment)	(17)(42)	—	—	—	3/21/2025	—	—	2,445	2,445	0.1%
Light Wave Dental Management, LLC (314,621 Class A units)	(17)	—	—	—	6/30/2023	—	—	3,147	3,184	0.1%
								5,994	5,809	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	6/10/2022	6/10/2032	—	$84	$71	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (28,198 common units)	(6)	—	—	—	3/3/2025	—	—	893	92	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (23,212 Class A units)	(6)	—	—	—	6/28/2024	—	—	—	—	0.0%
								977	163	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (44,348 preferred units)		—	—	—	3/18/2024	—	—	1,109	1,543	0.1%
RS Acquisition, LLC (838,077 common units)	(17)	—	—	—	1/12/2022	—	—	1,439	64	0.0%
RS Acquisition, LLC (46,462 Series A preferred units)	(17)	n/a	n/a	10.00% PIK	12/30/2024	—	—	46	47	0.0%
								2,594	1,654	0.1%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	3,509	3,509	0.1%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	16,433	0.7%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	131	0.0%
								4,505	20,073	0.8%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	861	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	10	—	0.0%
								1,576	861	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								141,735	151,191	6.2%
Total Non-Controlled/Non-Affiliate Company Investments								$4,341,781	$4,354,495	178.3%

Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(19)(20)(21)	SF	8.76%	13.06% PIK	6/21/2024	12/31/2027	1,463	1,046	1,169	0.0%
							1,463	1,046	1,169	0.0%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.69%	4/25/2024	4/25/2029	10,223	10,047	10,324	0.4%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	10.69%	4/25/2024	4/25/2029	1,471	—	—	0.0%
Whistler Parent Holdings III, Inc. (Delayed Draw)	(19)(20)	SF	6.85%	5.42% Cash/ 5.75% PIK	5/28/2024	6/2/2028	3,954	2,425	2,425	0.1%
Whistler Parent Holdings III, Inc. (Revolver)	(19)	SF	6.85%	5.42% Cash/ 5.75% PIK	10/25/2024	6/2/2028	2,007	1,561	1,561	0.1%
							17,655	14,033	14,310	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Nastel Technologies, LLC	(7)	SF	6.61%	10.94%	9/21/2022	9/21/2027	3,500	$3,455	$3,482	0.2%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.61%	10.94%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	12.19%	10/6/2023	10/6/2028	12,344	11,941	12,430	0.5%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	12.19%	10/6/2023	10/6/2028	1,984	992	992	0.0%
							18,196	16,388	16,904	0.7%
Services: Consumer
YBR OZ ECE, LLC		SF	5.86%	10.19%	1/23/2025	1/23/2030	2,000	1,962	1,960	0.1%
YBR OZ ECE, LLC (Delayed Draw)	(19)(20)	SF	5.86%	10.19%	1/23/2025	1/23/2030	2,500	—	—	0.0%
YBR OZ ECE, LLC (Revolver)	(19)	SF	5.86%	10.19%	1/23/2025	1/23/2030	375	—	—	0.0%
							4,875	1,962	1,960	0.1%
Transportation: Cargo
SheerTrans Solutions, LLC		SF	8.11%	8.44% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,302	5,248	5,302	0.2%
SheerTrans Solutions, LLC		SF	8.11%	8.44% Cash/ 4.00% PIK	2/15/2024	7/29/2027	1,514	1,491	1,514	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	8.44% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,521	1,009	1,009	0.0%
							8,337	7,748	7,825	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							50,526	41,177	42,168	1.7%

Junior Secured Loans
Automotive
BTR Opco LLC	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	1,692	1,297	0.1%
BTR Opco LLC	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	—	0.0%
							11,252	10,408	1,297	0.1%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,718	0.2%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,387	4,387	4,741	0.2%
SFR Holdco 2, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	8.00%	10/24/2024	10/23/2029	5,119	3,692	3,740	0.1%
							15,356	13,929	14,199	0.5%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	5.42% Cash/ 5.75% PIK	10/25/2024	6/2/2028	26,757	26,497	21,566	0.9%
							26,757	26,497	21,566	0.9%
Total Non-Controlled Affiliate Junior Secured Loans							53,365	50,834	37,062	1.5%
Equity Investments (15)(16)(18)(41)
Automotive
BTR Opco LLC (659 Class A common units)		—	—	—	6/21/2024	—	—	639	—	0.0%
								639	—	0.0%
FIRE: Finance
MC Voyager SPV II LLC ($7,490 of $45,000 equity commitment)	(12)(43)	—	—	—	3/28/2025	—	—	7,490	7,340	0.3%
Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment)	(12)(32)	—	—	—	6/13/2024	—	—	4,803	4,803	0.2%
								12,293	12,143	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	$3,900	$4,919	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)	—	—	—	3/1/2022	—	—	2,925	3,689	0.2%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)	—	—	—	10/24/2024	—	—	2,460	2,492	0.1%
								9,285	11,100	0.5%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (18,781 Class A units)	(17)	—	—	—	4/25/2024	—	—	18,781	18,781	0.8%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								18,781	18,781	0.8%
High Tech Industries
ClearlyRated Capital, LLC (5,500,000 Class A units)	(17)	—	—	—	6/1/2023	—	—	5,500	5,500	0.2%
								5,500	5,500	0.2%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	4,645	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(33)	—	—	—	10/6/2023	—	—	14,676	15,624	0.6%
								18,084	20,269	0.8%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	—	—	6,875	6,875	0.3%
								6,875	6,875	0.3%
Transportation: Cargo
SheerTrans Solutions, LLC (12,233,889 preferred interests)	(17)	—	—	—	7/29/2022	—	—	12,234	12,234	0.5%
								12,234	12,234	0.5%
Total Non-Controlled Affiliate Equity Investments								83,691	86,902	3.6%
Total Non-Controlled Affiliate Company Investments								$175,702	$166,132	6.8%

TOTAL INVESTMENTS								$4,517,483	$4,520,627	185.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$365	AUD	560	Bannockburn Global Forex, LLC	4/16/2025	$15
Foreign currency forward contract	$353	AUD	542	Bannockburn Global Forex, LLC	5/16/2025	14
Foreign currency forward contract	$364	AUD	560	Bannockburn Global Forex, LLC	6/18/2025	14
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	7/16/2025	25
Foreign currency forward contract	$373	AUD	559	Bannockburn Global Forex, LLC	8/18/2025	24
Foreign currency forward contract	$372	AUD	557	Bannockburn Global Forex, LLC	9/16/2025	24
Foreign currency forward contract	$359	AUD	539	Bannockburn Global Forex, LLC	10/17/2025	22
Foreign currency forward contract	$371	AUD	557	Bannockburn Global Forex, LLC	11/18/2025	23
Foreign currency forward contract	$358	AUD	539	Bannockburn Global Forex, LLC	12/16/2025	22
Foreign currency forward contract	$370	AUD	556	Bannockburn Global Forex, LLC	1/20/2026	22
Foreign currency forward contract	$367	AUD	554	Bannockburn Global Forex, LLC	2/17/2026	22
Foreign currency forward contract	$331	AUD	500	Bannockburn Global Forex, LLC	3/17/2026	19
Foreign currency forward contract	$30,584	AUD	47,858	Bannockburn Global Forex, LLC	4/20/2026	688
Foreign currency forward contract	$88	CAD	128	Bannockburn Global Forex, LLC	4/3/2025	—
Foreign currency forward contract	$88	CAD	128	Bannockburn Global Forex, LLC	7/3/2025	—
Foreign currency forward contract	$88	CAD	127	Bannockburn Global Forex, LLC	10/6/2025	—
Foreign currency forward contract	$87	CAD	125	Bannockburn Global Forex, LLC	1/5/2026	—
Foreign currency forward contract	$84	CAD	121	Bannockburn Global Forex, LLC	4/6/2026	—
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	7/6/2026	(1)
Foreign currency forward contract	$97	CAD	140	Bannockburn Global Forex, LLC	10/5/2026	(1)
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	1/5/2027	(1)
Foreign currency forward contract	$94	CAD	136	Bannockburn Global Forex, LLC	4/5/2027	(1)
Foreign currency forward contract	$95	CAD	136	Bannockburn Global Forex, LLC	7/6/2027	(1)
Foreign currency forward contract	$8,831	CAD	12,777	Bannockburn Global Forex, LLC	8/16/2027	(50)
Foreign currency forward contract	$348	EUR	332	Bannockburn Global Forex, LLC	4/4/2025	(11)
Foreign currency forward contract	$369	EUR	352	Bannockburn Global Forex, LLC	7/7/2025	(11)
Foreign currency forward contract	$380	EUR	362	Bannockburn Global Forex, LLC	10/6/2025	(11)
Foreign currency forward contract	$379	EUR	360	Bannockburn Global Forex, LLC	1/6/2026	(11)
Foreign currency forward contract	$370	EUR	351	Bannockburn Global Forex, LLC	4/6/2026	(10)
Foreign currency forward contract	$373	EUR	354	Bannockburn Global Forex, LLC	7/6/2026	(10)
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	(10)
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	(9)
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	(9)
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	(8)
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	(8)
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	(8)
Foreign currency forward contract	$350	GBP	270	Bannockburn Global Forex, LLC	4/4/2025	1
Foreign currency forward contract	$334	GBP	258	Bannockburn Global Forex, LLC	7/7/2025	1
Foreign currency forward contract	$333	GBP	257	Bannockburn Global Forex, LLC	10/6/2025	—
Foreign currency forward contract	$329	GBP	255	Bannockburn Global Forex, LLC	1/6/2026	—
Foreign currency forward contract	$317	GBP	246	Bannockburn Global Forex, LLC	4/7/2026	(1)
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	(1)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(2)
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(2)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(2)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(3)
						$754

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
(in thousands, except for shares and units)

____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), or Sterling Overnight Index Average Rate ("SONIA" or "SN"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, or SONIA, as applicable, and the current contractual interest rate in effect at March 31, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2025 represented 185.1% of the Company’s net assets or 93.6% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,442,671 as of March 31, 2025.
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
(12)    This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets totaled 12.9% of the Company’s total assets.
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
(16)    Investments without an interest rate are non-income producing.
(17)    Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2025
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
(19)    All or a portion of this commitment was unfunded at March 31, 2025. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of March 31, 2025, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
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
(30)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(31)    Reserved.
(32)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $37,053 for a total commitment of $41,855.
(33)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(34)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(35)    Investment position or portion thereof unsettled as of March 31, 2025.
(36)    The headquarters of this portfolio company is located in Australia.
(37)    The headquarters of this portfolio company is located in Canada.
(38)    The headquarters of this portfolio company is located in Finland.
(39)    The headquarters of this portfolio company is located in France.
(40)    The headquarters of this portfolio company is located in United Kingdom.
(41)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34.
(42)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,091 for a total commitment of $3,536.
(43)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $37,510 for a total commitment of $45,000.
(44)    As of March 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $884.
(45)    All or a portion of this security was held in MC Income Plus Financing SPV V LLC (the "SPV V") as collateral for the Company's secured revolving credit facility (the "SPV V Credit Facility") with Capital One, National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
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

Equity Investments (14)(15)(16)
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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	$3,509	$3,509	0.2%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	10,189	0.5%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	66	0.0%
								4,505	13,764	0.7%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	1,229	0.1%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	10	—	0.0%
								1,576	1,229	0.1%
Total Non-Controlled/Non-Affiliate Equity Investments								117,276	123,035	6.0%
Total Non-Controlled/Non-Affiliate Company Investments								$3,847,683	$3,863,218	187.6%

Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	(19)(20)(21)	SF	8.76%	13.08% PIK	6/21/2024	12/31/2027	1,463	1,046	1,131	0.0%
							1,463	1,046	1,131	0.0%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.92%	4/25/2024	4/25/2029	10,249	10,061	10,244	0.5%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.25%	10.80%	4/25/2024	4/25/2029	1,471	1,145	1,145	0.0%
Whistler Parent Holdings III, Inc. (Delayed Draw)	(19)(20)	SF	6.85%	5.44% Cash/ 5.75% PIK	5/28/2024	6/2/2028	3,954	1,980	1,980	0.1%
Whistler Parent Holdings III, Inc. (Revolver)	(19)	SF	6.85%	5.44% Cash/ 5.75% PIK	10/25/2024	6/2/2028	1,977	1,539	1,539	0.1%
							17,651	14,725	14,908	0.7%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.61%	11.17%	9/21/2022	9/21/2027	3,500	3,451	3,478	0.2%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.61%	11.17%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	12.42%	10/6/2023	10/6/2028	12,375	11,944	12,431	0.6%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	12.42%	10/6/2023	10/6/2028	1,984	992	992	0.0%
							18,227	16,387	16,901	0.8%
Transportation: Cargo
SheerTrans Solutions, LLC		SF	8.11%	8.46% Cash/ 4.00% PIK	7/29/2022	7/29/2027	5,261	5,200	5,261	0.3%
SheerTrans Solutions, LLC		SF	8.11%	8.46% Cash/ 4.00% PIK	2/15/2024	7/29/2027	1,503	1,478	1,503	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	8.46% Cash/ 4.00% PIK	7/29/2022	7/29/2027	1,511	998	998	0.0%
							8,275	7,676	7,762	0.4%
Total Non-Controlled Affiliate Senior Secured Loans							45,616	39,834	40,702	1.9%

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
Equity Investments (15)(16)(18)
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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
SheerTrans Solutions, LLC (12,233,889 preferred interests)	(17)	—	—	—	7/29/2022	—	—	$12,234	$11,989	0.6%
								12,234	11,989	0.6%
Total Non-Controlled Affiliate Equity Investments								66,271	68,613	3.3%
Total Non-Controlled Affiliate Company Investments								$155,102	$145,755	7.0%

TOTAL INVESTMENTS								$4,002,785	$4,008,973	194.6%

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
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), or Sterling Overnight Index Average Rate ("SONIA" or "SN"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, or SONIA, as applicable, and the current contractual interest rate in effect at December 31, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
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
(16)    Investments without an interest rate are non-income producing.
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
On January 9, 2025, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV V LLC (the "SPV V"), for purposes of entering into a senior secured revolving credit facility (the “SPV V Credit Facility”) with Capital One, National Association. See Note 7 for additional information on the SPV V Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
On October 21, 2024, certain affiliates, including but not limited to Monroe Capital Management Advisors, LLC (“MC Management”), Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, “Monroe”), entered into an equity purchase agreement, pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE (collectively, with its affiliates, “Wendel”), agreed to acquire a 75% interest in Monroe, which would constitute a change of control of MC Advisors (the “Adviser Change in Control”). The Adviser Change in Control became effective on March 31, 2025. See Note 6 for additional information.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, SPV III, SPV IV, SPV V, the 2022 Issuer, the 2023 Issuer (the "Non-Taxable Subsidiaries") and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”, and together with the Non-Taxable Subsidiaries, the "Subsidiaries") in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2025 and 2024, the Company received return of capital distributions from its equity investments of $251 and zero, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $61,844 and $60,656 as of March 31, 2025 and December 31, 2024, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2025 and 2024 totaled $13,541 and $8,894, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2025	2024
Interest income	$103,899	$77,074
PIK interest income	3,145	2,994
Dividend income (1)	481	152
Other income	455	101
Prepayment gain (loss)	1,324	1,061
Accretion of discounts and amortization of premiums	4,126	2,602
Total investment income	$113,430	$83,984
_________________________________________
(1)During the three months ended March 31, 2025 and 2024, dividend income includes PIK dividends of $429 and $152, respectively.

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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of March 31, 2025 and December 31, 2024, there were 13 and 11 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $45,197 and $28,676 at March 31, 2025 and December 31, 2024, respectively.
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
Segment Reporting
In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 13 for additional information on the Company’s segment accounting policies.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of March 31, 2025, the Company held cash denominated in foreign currencies of AUD 122 ($76 in U.S. Dollars), CAD 92 ($64 in U.S. Dollars), EUR 313 ($339 in U.S. Dollars) and GBP 742 ($959 in U.S. Dollars). As of December 31, 2024, the Company held cash denominated in foreign currency of EUR 14 ($14 in U.S. Dollars) and GBP 294 ($368 in U.S. Dollars).
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of March 31, 2025 and December 31, 2024, restricted cash and cash equivalents consisted of the following:

	March 31, 2025	December 31, 2024
Restricted cash and cash equivalents:
SPV	$28,904	$28,847
SPV II	8,419	20,764
SPV III	18,851	3,375
SPV IV	13,059	36,974
SPV V	1,215	—
2022 Issuer	51,148	25,102
2023 Issuer	10,515	9,328
Total restricted cash and cash equivalents	$132,111	$124,390
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $24,029 and $23,351, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three months ended March 31, 2025 and 2024 was $2,853 and $1,999, respectively.
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
Income Taxes
The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company's capital gain exceeds the Company's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2025 and 2024 the Company recorded a net expense on the consolidated statements of operations of $375 and $125, respectively, for U.S. federal excise tax. As of March 31, 2025 and December 31, 2024, the Company recorded an accrual for U.S. federal excise taxes of $325 and $1,050, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2025 and 2024, the Company recorded net tax expenses of zero on the consolidated statements of operations for these subsidiaries. As of both March 31, 2025 and December 31, 2024, there were no payables for corporate-level income taxes.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2025. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2025, except as disclosed in Note 14.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09; however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Amortized Cost:
Senior secured loans	$3,909,791	86.5%	$3,469,869	86.7%
Unitranche secured loans	104,362	2.3	148,567	3.7
Junior secured loans	277,904	6.2	200,802	5.0
Equity investments	225,426	5.0	183,547	4.6
Total	$4,517,483	100.0%	$4,002,785	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2025		December 31, 2024
Fair Value:
Senior secured loans	$3,925,239	86.8%	$3,491,117	87.1%
Unitranche secured loans	103,073	2.3	148,531	3.7
Junior secured loans	254,222	5.6	177,677	4.4
Equity investments	238,093	5.3	191,648	4.8
Total	$4,520,627	100.0%	$4,008,973	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2025		December 31, 2024
Amortized Cost:
United States:
Midwest	$861,293	19.1%	$697,246	17.4%
Northeast	1,048,279	23.2	919,569	23.0
Northwest	122,524	2.7	81,085	2.0
Southeast	1,101,354	24.4	985,353	24.6
Southwest	493,941	11.0	489,467	12.2
West	691,255	15.3	643,709	16.1
International	198,837	4.3	186,356	4.7
Total	$4,517,483	100.0%	$4,002,785	100.0%

	March 31, 2025		December 31, 2024
Fair Value:
United States:
Midwest	$853,893	18.9%	$689,362	17.2%
Northeast	1,049,859	23.2	920,544	23.0
Northwest	124,943	2.8	83,285	2.1
Southeast	1,125,949	24.9	1,006,155	25.1
Southwest	493,257	10.9	494,694	12.3
West	683,208	15.1	636,530	15.9
International	189,518	4.2	178,403	4.4
Total	$4,520,627	100.0%	$4,008,973	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Amortized Cost:
Aerospace & Defense	$1,974	0.0% *	$24,110	0.6%
Automotive	129,304	2.9	76,264	1.9
Banking	47,459	1.0	48,045	1.2
Beverage, Food & Tobacco	22,345	0.5	27,123	0.7
Capital Equipment	201,534	4.5	191,064	4.8
Construction & Building	192,178	4.3	217,997	5.4
Consumer Goods: Durable	97,848	2.2	74,112	1.8
Consumer Goods: Non-Durable	65,708	1.5	51,050	1.3
Containers, Packaging & Glass	40,610	0.9	40,180	1.0
Energy: Oil & Gas	132	0.0 *	132	0.0 *
Environmental Industries	84,227	1.9	66,543	1.7
FIRE: Finance	262,718	5.8	234,481	5.9
FIRE: Real Estate	159,267	3.5	77,846	1.9
Healthcare & Pharmaceuticals	666,059	14.7	590,748	14.7
High Tech Industries	720,377	15.9	499,624	12.5
Hotels, Gaming & Leisure	95	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	182,488	4.0	195,966	4.9
Media: Broadcasting & Subscription	3,430	0.1	3,430	0.1
Media: Diversified & Production	94,793	2.1	112,124	2.8
Retail	14,544	0.3	14,570	0.4
Services: Business	898,224	19.9	888,565	22.2
Services: Consumer	303,470	6.7	240,050	6.0
Telecommunications	99,619	2.2	103,312	2.6
Transportation: Cargo	176,295	3.9	173,308	4.3
Utilities: Electric	4,505	0.1	4,505	0.1
Wholesale	48,280	1.1	47,541	1.2
Total	$4,517,483	100.0%	$4,002,785	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$1,638	0.0% *	$23,854	0.6%
Automotive	119,335	2.6	66,253	1.7
Banking	42,102	0.9	43,672	1.1
Beverage, Food & Tobacco	22,606	0.5	27,414	0.7
Capital Equipment	196,356	4.4	187,727	4.7
Construction & Building	197,125	4.4	222,008	5.5
Consumer Goods: Durable	91,369	2.0	71,293	1.8
Consumer Goods: Non-Durable	63,050	1.4	48,784	1.2
Containers, Packaging & Glass	40,397	0.9	40,136	1.0
Energy: Oil & Gas	118	0.0 *	118	0.0 *
Environmental Industries	85,078	1.9	68,253	1.7
FIRE: Finance	261,689	5.8	233,307	5.8
FIRE: Real Estate	163,570	3.6	81,966	2.1
Healthcare & Pharmaceuticals	664,385	14.7	594,527	14.8
High Tech Industries	720,984	15.9	497,616	12.4
Hotels, Gaming & Leisure	113	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	183,828	4.1	197,904	4.9
Media: Broadcasting & Subscription	853	0.0 *	867	0.0 *
Media: Diversified & Production	93,683	2.1	111,259	2.8
Retail	14,743	0.3	14,566	0.4
Services: Business	913,742	20.2	901,082	22.5
Services: Consumer	304,529	6.7	240,488	6.0
Telecommunications	95,602	2.2	101,469	2.5
Transportation: Cargo	175,588	3.9	172,550	4.3
Utilities: Electric	20,073	0.4	13,764	0.3
Wholesale	48,071	1.1	47,973	1.2
Total	$4,520,627	100.0%	$4,008,973	100.0%
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
The Board has designated MC Advisors as the Company’s valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Company’s investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
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
•the Valuation Designee engages independent valuation firms to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Valuation Designee will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available in a particular quarter, the investment will be valued by the Valuation Designee;
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
As of March 31, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements
March 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$3,925,239	$3,925,239
Unitranche secured loans	—	—	103,073	103,073
Junior secured loans	—	—	254,222	254,222
Equity investments	143	—	237,950	238,093
Total investments, at fair value:	$143	$—	$4,520,484	$4,520,627
Foreign currency forward contracts asset (liability)	$—	$754	$—	$754

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$3,491,117	$3,491,117
Unitranche secured loans	—	—	148,531	148,531
Junior secured loans	—	—	177,677	177,677
Equity investments	149	—	191,499	191,648
Total investments, at fair value:	$149	$—	$4,008,824	$4,008,973
Foreign currency forward contracts asset (liability)	$—	$1,501	$—	$1,501
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company's investment portfolio ranged from 7.05% to 20.80% at March 31, 2025 and 5.50% to 20.80% at December 31, 2024. The maturity dates on the loans outstanding at March 31, 2025 range between June 2025 and February 2032.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2025 and 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2024	$3,491,117	$148,531	$177,677	$191,499	$4,008,824
Net realized gain (loss) on investments	142	—	—	(24)	118
Net change in unrealized gain (loss) on investments	(5,022)	(1,253)	(1,334)	4,571	(3,038)
Purchases of investments and other adjustments to cost (1)	605,995	343	79,552	40,053	725,943
Proceeds from principal payments and sales of investments (2)	(166,479)	(44,548)	(89)	(247)	(211,363)
Reclassifications (3)	(514)	—	(1,584)	2,098	—
Balance as of March 31, 2025	$3,925,239	$103,073	$254,222	$237,950	$4,520,484

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144
Net realized gain (loss) on investments	—	—	—	4	4
Net change in unrealized gain (loss) on investments	7,285	727	3,334	(3,754)	7,592
Purchases of investments and other adjustments to cost (1)	340,806	2,438	15,059	10,487	368,790
Proceeds from principal payments and sales of investments (2)	(75,787)	(13,681)	(274)	(619)	(90,361)
Reclassifications (3)	(10,590)	—	(3,662)	14,252	—
Transfers in (out) of Level 3 (4)	—	—	—	(133)	(133)
Balance as of March 31, 2024	$2,432,957	$174,337	$102,443	$104,299	$2,814,036
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2025, attributable to Level 3 investments still held at March 31, 2025, was $(1,819). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2024, attributable to Level 3 investments still held at March 31, 2024, was $3,698. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three months ended March 31, 2025. During the three months ended March 31, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of March 31, 2025:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$2,481,154		Discounted cash flow	EBITDA multiples	10.8x	3.3x	36.4x
				Market yields	10.3%	7.8%	21.5%
Senior secured loans	1,024,525		Discounted cash flow	Revenue multiples	7.8x	1.0x	18.6x
				Market yields	10.0%	8.0%	14.5%
Senior secured loans	14,489		Enterprise value	Revenue multiples	1.7x	0.2x	5.0x
Senior secured loans	8,973		Enterprise value	EBITDA multiples	6.1x	5.0x	12.5x
Senior secured loans	5,194		Liquidation	Probability weighting of alternative outcomes	51.3%	51.3%	51.3%
Unitranche secured loans	85,845		Discounted cash flow	EBITDA multiples	10.3x	8.5x	11.3x
				Market yields	11.8%	8.9%	15.2%
Unitranche secured loans	17,228		Discounted cash flow	Revenue multiples	6.0x	6.0x	6.0x
				Market yields	13.4%	13.4%	13.4%
Junior secured loans	188,722		Discounted cash flow	Market yields	14.7%	13.0%	17.7%
Junior secured loans	23,292		Enterprise value	Revenue multiples	4.7x	0.3x	5.0x
Junior secured loans	3,883		Enterprise value	EBITDA multiples	8.6x	7.3x	12.5x
Equity investments	174,049		Enterprise value	EBITDA multiples	11.4x	5.9x	17.5x
Equity investments	52,044		Enterprise value	Revenue multiples	3.8x	0.4x	12.0x
Equity investments	8,511		Option pricing model	Volatility	46.7%	24.0%	63.0%
Total Level 3 Assets (1)	$4,087,909	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $432,575 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of December 31, 2024:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$2,224,530		Discounted cash flow	EBITDA multiples	11.1x	5.3x	35.9x
				Market yields	10.4%	8.2%	21.8%
Senior secured loans	931,531		Discounted cash flow	Revenue multiples	7.6x	1.0x	18.0x
				Market yields	10.6%	8.5%	25.5%
Senior secured loans	17,392		Enterprise value	EBITDA multiples	10.1x	6.5x	13.0x
Senior secured loans	15,818		Enterprise value	Revenue multiples	1.6x	0.3x	5.3x
Senior secured loans	6,042		Liquidation	Probability weighting of alternative outcomes	59.7%	59.7%	59.7%
Unitranche secured loans	114,503		Discounted cash flow	EBITDA multiples	10.2x	8.0x	11.3x
				Market yields	12.0%	9.2%	16.2%
Unitranche secured loans	34,028		Discounted cash flow	Revenue multiples	6.3x	6.3x	6.3x
				Market yields	13.9%	13.9%	13.9%
Junior secured loans	108,449		Discounted cash flow	Market yields	14.8%	12.6%	17.7%
Junior secured loans	26,886		Enterprise value	Revenue multiples	4.6x	0.3x	5.3x
Junior secured loans	3,752		Enterprise value	EBITDA multiples	7.0x	7.0x	7.0x
Equity investments	127,944		Enterprise value	EBITDA multiples	11.3x	3.6x	20.5x
Equity investments	51,219		Enterprise value	Revenue multiples	3.6x	0.4x	11.0x
Equity investments	9,065		Option pricing model	Volatility	46.4%	24.0%	65.0%
Total Level 3 Assets	$3,671,159	(2)
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.
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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$536,587	$536,587	$474,756	$474,756
SPV Credit Facility	156,827	156,827	239,889	239,889
SPV II Credit Facility	175,465	175,465	194,574	194,574
SPV III Credit Facility	119,129	119,129	73,722	73,722
SPV IV Credit Facility	311,823	311,823	245,185	245,185
SPV V Credit Facility	35,124	35,124	—	—
2022 ABS	283,030	278,115	293,393	287,178
2023 ABS	206,560	209,624	206,369	209,100
2028 Notes	198,294	201,143	198,178	200,545
2029 Notes	202,388	203,464	202,296	202,585
Total Debt	$2,225,227	$2,227,301	$2,128,362	$2,127,534
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	2,227,301	2,127,534
Total Debt	$2,227,301	$2,127,534

Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2025 and 2024 were as follows:

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2025
Non-controlled affiliate company investment:
BTR Opco LLC	$1,177	$—	$—	$—	$—	$—	$—	$120	$1,297
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,131	—	—	—	—	—	—	38	1,169
BTR Opco LLC (659 Class A common units)	—	—	—	—	—	—	—	—	—
	2,308	—	—	—	—	—	—	158	2,466

ClearlyRated Capital, LLC (5,500,000 Class A units)	5,500	—	—	—	—	—	—	—	5,500
	5,500	—	—	—	—	—	—	—	5,500

MC Voyager SPV II LLC ($7,490 of $45,000 equity commitment)	—	—	7,490	—	—	—	—	(150)	7,340
	—	—	7,490	—	—	—	—	(150)	7,340

Nastel Technologies, LLC	3,478	—	—	—	—	4	—	—	3,482
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,611	—	—	—	—	—	—	34	4,645
	8,089	—	—	—	—	4	—	34	8,127

SFR Holdco, LLC	5,593	—	—	—	—	—	—	125	5,718
SFR Holdco, LLC	4,631	—	—	—	—	—	—	110	4,741
SFR Holdco, LLC (13.9% of equity commitments)	4,797	—	—	—	—	—	—	122	4,919
SFR Holdco, LLC (10.5% of equity commitments)	3,597	—	—	—	—	—	—	92	3,689
	18,618	—	—	—	—	—	—	449	19,067

SFR Holdco 2, LLC (Delayed Draw)	2,267	—	1,425	—	—	—	—	48	3,740
SFR Holdco 2, LLC (24.4% of equity commitments)	1,510	—	950	—	—	—	—	32	2,492
	3,777	—	2,375	—	—	—	—	80	6,232

SheerTrans Solutions, LLC	5,261	—	—	(12)	53	7	—	(7)	5,302

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2025
SheerTrans Solutions, LLC	1,503	—	—	(4)	15	2	—	(2)	1,514
SheerTrans Solutions, LLC (Revolver)	998	—	—	—	11	—	—	—	1,009
SheerTrans Solutions, LLC (12,233,889 preferred interests)	11,989	—	—	—	—	—	—	245	12,234
	19,751	—	—	(16)	79	9	—	236	20,059

Summit Professional Education, LLC	10,244	—	—	(26)	—	12	—	94	10,324
Summit Professional Education, LLC (Revolver)	1,145	—	—	(1,145)	—	—	—	—	—
Summit Professional Education, LLC (18,781 Class A units)	16,676	—	2,105	—	—	—	—	—	18,781
	28,065	—	2,105	(1,171)	—	12	—	94	29,105

Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment)	4,803	—	—	—	—	—	—	—	4,803
	4,803	—	—	—	—	—	—	—	4,803

Whistler Parent Holdings III, Inc.	22,772	—	—	—	385	27	—	(1,618)	21,566
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,980	—	414	—	31	—	—	—	2,425
Whistler Parent Holdings III, Inc. (Revolver)	1,539	—	—	—	22	—	—	—	1,561
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	26,291	—	414	—	438	27	—	(1,618)	25,552

YBR OZ ECE, LLC	—	—	1,960	—	—	2	—	(2)	1,960
YBR OZ ECE, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	—	—	6,875	—	—	—	—	—	6,875
	—	—	8,835	—	—	2	—	(2)	8,835

Zodega Landscaping, LLC	12,431	—	—	(30)	—	27	—	2	12,430
Zodega Landscaping, LLC (Revolver)	992	—	—	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	15,130	—	—	—	—	—	—	494	15,624
	28,553	—	—	(30)	—	27	—	496	29,046
Total non-controlled affiliate company investments	$145,755	$—	$21,219	$(1,217)	$517	$81	$—	$(223)	$166,132

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2024
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$5,500	$—	$—	$—	$—	$—	$—	$—	$5,500
	5,500	—	—	—	—	—	—	—	5,500

Nastel Technologies, LLC	3,500	—	—	—	—	3	—	(16)	3,487
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	170	4,396
	7,726	—	—	—	—	3	—	154	7,883

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	—	—	—	—	—	3,323
	3,323	—	—	—	—	—	—	—	3,323

SFR Holdco, LLC	6,557	—	—	—	—	—	—	(1,024)	5,533
SFR Holdco, LLC	4,917	—	—	—	—	—	—	(405)	4,512
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	75	4,446
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	56	3,334
	19,123	—	—	—	—	—	—	(1,298)	17,825

SheerTrans Solutions, LLC	5,101	—	—	(13)	53	5	—	(6)	5,140
SheerTrans Solutions, LLC	—	—	1,436	(3)	7	1	—	27	1,468
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	9	—	—	—	968
SheerTrans Solutions, LLC (9,191,624 preferred interests)	9,192	—	3,042	—	—	—	—	(122)	12,112
	15,252	—	4,478	(16)	69	6	—	(101)	19,688

Zodega Landscaping, LLC	11,969	—	—	(30)	—	21	—	546	12,506
Zodega Landscaping, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Zodega Landscaping, LLC (124,206 preferred interests)	12,421	—	—	—	—	—	—	56	12,477
	24,390	—	—	(30)	—	21	—	602	24,983
Total non-controlled affiliate company investments	$75,314	$—	$4,478	$(46)	$69	$30	$—	$(643)	$79,202
_________________________________________
(1)Transfers in (out) may include increases (decreases) in the cost basis of investments resulting from the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category as a result of a restructuring.
(2)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is presented as a non-controlled affiliate for that reason.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
BTR Opco LLC	$—	$—	$—	$ n/a	$ n/a	$ n/a
BTR Opco LLC	—	—	—	n/a	n/a	n/a
BTR Opco LLC (Delayed Draw)	—	—	—	n/a	n/a	n/a
BTR Opco LLC (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

ClearlyRated Capital (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

MC Voyager SPV II LLC (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Nastel Technologies, LLC	100	—	—	109	—	—
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	100	—	—	109	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	n/a	n/a	n/a	104	—	—
	—	—	—	104	—	—

SFR Holdco, LLC	147	—	—	117	—	—
SFR Holdco, LLC	102	—	—	88	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	249	—	—	205	—	—

SFR Holdco 2, LLC (Delayed Draw)	55	—	—	n/a	n/a	n/a
SFR Holdco 2, LLC (LLC interest)	—	—		n/a	n/a	n/a
	55	—	—	—	—	—

SheerTrans Solutions, LLC	171	—	—	179	—	—
SheerTrans Solutions, LLC	48	—	—	26	—	—
SheerTrans Solutions, LLC (Revolver)	32	—	—	33	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	251	—	—	238	—	—

Summit Professional Education, LLC	286	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	14	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	300	—	—	—	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income

Triad Financial Services, Inc. (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	767	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Delayed Draw)	60	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Revolver)	44	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	n/a	n/a	n/a
	871	—	—	—	—	—

YBR OZ ECE, LLC	41	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Delayed Draw)	2	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Revolver)	—	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	43	—	—	—	—	—

Zodega Landscaping, LLC	405	—	—	439	—	—
Zodega Landscaping, LLC (Revolver)	31	—	—	3	—	—
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	436	—	—	442	—	—
Total non-controlled affiliate company investments	$2,305	$—	$—	$1,098	$—	$—
_________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is presented as a non-controlled affiliate for that reason.
Note 6. Transactions with Related Parties
On March 31, 2025, in connection with the change of control transaction in which an affiliate of Wendel SE acquired 75% of the outstanding equity interests in certain affiliates of Monroe Capital LLC, including MC Advisors (the "Wendel Transaction"), the Company entered into the Amended and Restated Investment Advisory and Management Agreement with MC Advisors (the “Amended Investment Advisory Agreement”). The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remain unchanged from the previous investment advisory and management agreement, dated December 5, 2018 (the "Original Investment Advisory Agreement"). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the requirements of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, continues to provide investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee as reduced by a fee waiver letter from April 18, 2022. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.
On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management and incentive fees payable by the Company to MC Advisors under the Original Investment Advisory Agreement pursuant to a fee waiver letter. The base management fee waiver took effect beginning April 1, 2022 and the incentive fee waivers took effect beginning January 1, 2022. The fee waiver letter agreement shall remain in effect and continue to apply to the base management and incentive fees payable under the Amended Investment Advisory Agreement.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The base management fee is calculated at an annual rate of 1.25% of average total assets (reduced from 1.50% pursuant to the fee waiver letter agreement described above), which includes assets financed using leverage. Following any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable in arrears.
Base management fees for the three months ended March 31, 2025 and 2024 were $14,076 and $8,620, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee), any expenses payable under the administration agreement (the “Administration Agreement”) between the Company and MC Management and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. MC Advisors is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Investment Advisory Agreement, as of the termination date), and equals 12.5% (reduced from 15.0% effective January 1, 2022 pursuant to the fee waiver letter) of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 12.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.
While the Amended Investment Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
The composition of the Company’s incentive fees for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Part one incentive fees (1)	$7,089	$5,719
Part two incentive fees (2)	(803)	1,325
Total incentive fees	$6,286	$7,044
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Under the Administration Agreement, the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2025 and 2024, the Company incurred $2,640 and $2,227, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $962 and $645, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2025 and December 31, 2024, $964 and $805, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of March 31, 2025 and December 31, 2024, the Company had accounts payable to members of the Board of $38 and zero, respectively, representing accrued and unpaid fees for their services.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 209% and 196%, respectively.
The Company’s outstanding debt as of March 31, 2025 was as follows:

	March 31, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$682,500	$542,660	$536,587	$6,073
SPV Credit Facility	450,000	160,000	156,827	3,173
SPV II Credit Facility	176,527	176,527	175,465	1,062
SPV III Credit Facility	200,000	121,000	119,129	1,871
SPV IV Credit Facility	350,000	315,000	311,823	3,177
SPV V Credit Facility	250,000	37,700	35,124	2,576
2022 ABS (4)	283,269	283,269	283,030	239
2023 ABS (5)	209,100	209,100	206,560	2,540
2028 Notes	200,000	200,000	198,294	1,706
2029 Notes	204,000	204,000	202,388	1,612
Total	$3,005,396	$2,249,256	$2,225,227	$24,029
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of March 31, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $33,442 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of March 31, 2025, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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
(4)As of December 31, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $34,780 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of December 31, 2024, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion to $682,500 of aggregate commitments as of March 31, 2025. See Note 14 for additional information on the Revolving Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
As of March 31, 2025 and December 31, 2024, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $451,300 and $396,100, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 21,978 ($13,730 in U.S. dollars) and AUD 21,978 ($13,599 in U.S. dollars), respectively, and Great Britain pounds of £40,000 ($51,672 in U.S. dollars) and £38,440 ($48,111 in U.S. dollars), respectively, and Euros of €24,000 ($25,958 in U.S. dollars) and €22,500 ($23,296 in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $(2,758) and $641 for the three months ended March 31, 2025 and 2024, respectively.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Revolving Credit Facility is guaranteed by certain subsidiary guarantors (primarily the Taxable Subsidiaries). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, making distributions, contributions and investments and for such other uses as permitted under the Revolving Credit Agreement.
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
SPV Credit Facilities
SPV Credit Facility
The Company has a $450,000 SPV Credit Facility with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. The Company entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $702,776 and $722,845, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and includes an accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, the Company increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245,447 and the Company borrowed up to the new aggregate commitments under the SPV II Credit Facility and has since amortized down to the current outstanding balance. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $290,939 and $307,517, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 6.9%, respectively.
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
Borrowing under the SPV II Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. On March 7, 2025, the Company increased the facility amount pursuant to the accordion feature of the SPV III Credit Facility to $200,000. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of March 31, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $227,034 and $142,151, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.2% and 7.3%, respectively.
Borrowing under the SPV III Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV IV Credit Facility
On July 11, 2024, the Company entered into the SPV IV Credit Facility with Capital One, National Association ("CONA") as administrative agent, as amended from time to time, through a special purpose wholly-owned subsidiary, SPV IV.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The SPV IV Credit Facility allows the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of March 31, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $562,558 and $513,208, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.4% and 6.5%, respectively.
Borrowings under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV V Credit Facility
On February 21, 2025, the Company entered the SPV V Credit Facility with CONA as administrative agent, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows the Company, through SPV V, to borrow an aggregate principal amount of up to $250,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $350,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at the Company's election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of March 31, 2025, the fair value of investments of the Company that were held in the SPV V as collateral for the SPV V Credit Facility was $239,516, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of March 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 6.5%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both March 31, 2025 and December 31, 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
Through April 22, 2024, the 2022 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022 ABS, allowing the Company to maintain the initial leverage in the 2022 ABS. Subsequent to April 22, 2024, the 2022 ABS is required to use principal collections repay the 2022 Notes. The 2022 Notes are due on April 30, 2032.
As of March 31, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $354,432 and $396,560, respectively, and these investments are identified on the consolidated schedule of investments. As of both March 31, 2025 and December 31, 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both March 31, 2025 and December 31, 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both March 31, 2025 and December 31, 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of March 31, 2025 and December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.6% and 6.9%, respectively. As of both March 31, 2025 and December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both March 31, 2025 and December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of March 31, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $252,849 and $251,846, respectively, and these investments are identified on the consolidated schedule of investments.
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2025 and December 31, 2024, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.

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
As of both March 31, 2025 and December 31, 2024, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2025 and December 31, 2024, the Company had $156,000 in aggregate principal amount of Series C Notes outstanding and $48,000 in aggregate principal amount of Series D Notes outstanding.

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
As of both March 31, 2025 and December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Interest expense - Revolving Credit Facility	$7,596	$5,582
Interest expense - SPV Credit Facility	3,915	5,073
Interest expense - SPV II Credit Facility	3,118	2,342
Interest expense - SPV III Credit Facility	1,563	—
Interest expense - SPV IV Credit Facility	4,743	—
Interest expense - SPV V Credit Facility	362	—
Interest expense - 2022 ABS	3,010	3,221
Interest expense - 2023 ABS	3,913	4,293
Interest expense - 2028 Notes	4,710	4,710
Interest expense - 2029 Notes	3,810	—
Amortization of debt issuance costs	2,853	1,999
Total interest and other debt financing expenses	$39,593	$27,220
Average debt outstanding	$2,128,049	$1,313,104
Average stated interest rate	7.0%	7.7%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both March 31, 2025 and December 31, 2024, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2025 and December 31, 2024.

	March 31, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	560	4/16/2025	$15	$—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	542	5/16/2025	14	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	560	6/18/2025	14	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	557	7/16/2025	25	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	559	8/18/2025	24	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	557	9/16/2025	24	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	539	10/17/2025	22	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	557	11/18/2025	23	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	539	12/16/2025	22	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	556	1/20/2026	22	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	554	2/17/2026	22	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	500	3/17/2026	19	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	47,858	4/20/2026	688	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	4/3/2025	—	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/3/2025	—	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	127	10/6/2025	—	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	125	1/5/2026	—	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	121	4/6/2026	—	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	139	7/6/2026	—	(1)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	140	10/5/2026		(1)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	139	1/5/2027	—	(1)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	136	4/5/2027	—	(1)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	136	7/6/2027	—	(1)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	CAD	12,777	8/16/2027	—	(50)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	332	4/4/2025	—	(11)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	352	7/7/2025	—	(11)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	362	10/6/2025	—	(11)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	360	1/6/2026	—	(11)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	351	4/6/2026	—	(10)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	354	7/6/2026	—	(10)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	—	(10)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	354	1/6/2027	—	(9)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	—	(9)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	—	(8)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	—	(8)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	EUR	359	1/6/2028	—	(8)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	270	4/4/2025	1	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	258	7/7/2025	1	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	257	10/6/2025	—	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	255	1/6/2026	—	—	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	246	4/7/2026	—	(1)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	—	(1)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(2)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(2)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(2)	Net unrealized gain on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(3)	Net unrealized gain on foreign currency forward contracts
				$936	$(182)

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
For the three months ended March 31, 2025 and 2024, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $(747) and $2,353, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized net realized gain (loss) on foreign currency forward contracts of $54 and $2, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Three months ended March 31, 2025:
January 9, 2025	January 15, 2025	March 31, 2025	Regular	$0.09	$17,883
January 9, 2025	February 14, 2025	March 31, 2025	Regular	0.09	17,883
January 9, 2025	March 14, 2025	March 31, 2025	Regular	0.09	17,884
Total distributions declared				$0.27	$53,650

Three months ended March 31, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.09	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.09	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.09	11,451
Total distributions declared				$0.27	$34,353
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the three months ended March 31, 2025 and 2024:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2025:
March 31, 2025	$10.37	2,292,918	$23,777
Total distributions reinvested		2,292,918	$23,777

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2024:
March 29, 2024	$10.24	1,406,628	$14,404
Total distributions reinvested		1,406,628	$14,404
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of March 31, 2025, the total number of shares of all classes of capital stock that the Company has the authority to issue was 300,000,000 shares of common stock, par value $0.001 per share.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the issuance of shares during the three months ended March 31, 2025 and 2024:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
Total		36,340,819	$376,854

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
Total		25,864,010	$264,847
During the three months ended March 31, 2025 and 2024, the Company also issued 2,292,918 and 1,406,628 shares, with an aggregate value of $23,777 and $14,404, respectively, under the DRIP as disclosed in Note 9.
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
On August 23, 2024, the Board approved the Amended and Restated Dividend Reinvestment Plan (the “Amended and Restated DRIP”) solely to appoint a new transfer agent as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024.
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn during the three months ended March 31, 2025 and 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2025:
March 28, 2025	$10.37	774,968	$8,037
Total		774,968	$8,037

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
Total		1,996,254	$20,442

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 11. Commitments and Contingencies
Commitments: As of March 31, 2025 and December 31, 2024, the Company had $1,009,586 and $896,624, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of March 31, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of March 31, 2025 and December 31, 2024:

Portfolio Company	March 31, 2025	December 31, 2024
3C Buyer LLC (Revolver)	$1,836	n/a
601 Lafayette Mezz LLC (Delayed Draw)	20,500	20,500
601 Lafayette Mezz LLC (Delayed Draw)	20,500	20,500
95 Percent Buyer, LLC (Revolver)	808	809
A360, Inc. (Delayed Draw)	4,436	4,437
A360, Inc. (Revolver)	1,241	2,218
Accelevation LLC (Delayed Draw)	5,250	n/a
Accelevation LLC (Revolver)	3,065	n/a
Acquia Inc. (Revolver)	n/a	259
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	10,000	10,000
Aligned Exteriors Group Holdco, LLC (Revolver)	1,667	1,667
Ambient Enterprises Holdco, LLC (Delayed Draw)	3,794	3,794
Ambient Enterprises Holdco, LLC (Revolver)	1,528	1,528
American Broadband and Telecommunications Company LLC (Delayed Draw)	94	107
American Broadband and Telecommunications Company LLC (Revolver)	746	748
Animal Dermatology Group, Inc. (Delayed Draw)	5,609	6,727
Animal Dermatology Group, Inc. (Delayed Draw)	5,769	5,769
Animal Dermatology Group, Inc. (Revolver)	2,500	2,500
Appriss Health, LLC (Revolver)	433	433
Aptean, Inc. (Delayed Draw)	225	397
Aptean, Inc. (Revolver)	728	728
Aras Corporation (Revolver)	448	448
Arax Midco, LLC (Delayed Draw)	1,647	2,131
Arax Midco, LLC (Revolver)	1,293	1,293
Arcserve Cayman Opco LP (Delayed Draw)	1,029	1,029
ASG III, LLC (Delayed Draw)	13,980	13,980
ASG III, LLC (Revolver)	3,158	3,158
Avalara, Inc. (Revolver)	n/a	1,000
Bench Walk Lead, LLC (Delayed Draw)	4,400	n/a
Bloomerang, LLC (Delayed Draw)	3,200	4,800
Bloomerang, LLC (Revolver)	3,200	2,960
BLP Buyer, Inc. (Revolver)	4,509	5,422
Bluesight, Inc. (Revolver)	5,217	5,217
Bonterra LLC (Revolver)	n/a	653
BTR Opco LLC (Delayed Draw)	383	383
BTRS Holdings Inc. (Revolver)	n/a	667

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2025	December 31, 2024
BTRS Holdings Inc. (Revolver)	2,255	n/a
Calabrio, Inc. (Revolver)	551	551
Calienger Holdings, L.L.C. (Revolver)	909	909
Caravel Autism Health, LLC (Delayed Draw)	7,714	7,714
Caravel Autism Health, LLC (Revolver)	5,400	5,400
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Delayed Draw)	667	759
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Revolver)	3,300	3,300
Catalyst Data Holdings, Inc. (Equity Commitment)	835	835
Cdata Software, Inc. (Delayed Draw)	3,616	3,616
Cdata Software, Inc. (Delayed Draw)	4,255	4,255
Cdata Software, Inc. (Revolver)	5,106	5,106
Chess.com, LLC (Revolver)	1,413	1,413
Cloud for Good, LLC (Delayed Draw)	12,500	n/a
Cloud for Good, LLC (Revolver)	4,000	n/a
Clydesdale Holdings, LLC (Delayed Draw)	5,367	6,000
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cohere Beauty, Phoenix LLC (Revolver)	1,333	444
Cosmos Bidco, Inc. (Delayed Draw)	7,886	10,286
Cosmos Bidco, Inc. (Delayed Draw)	5,379	n/a
Cosmos Bidco, Inc. (Revolver)	5,625	5,625
Cpex Purchaser, LLC (Delayed Draw)	1,214	1,906
Cpex Purchaser, LLC (Delayed Draw)	4,320	n/a
Cpex Purchaser, LLC (Revolver)	13,935	10,452
DataOnline Corp. (Revolver)	2,221	3,146
Demakes Borrower, LLC (Delayed Draw)	1,372	1,372
Destination Media, Inc. (Revolver)	536	536
Dorado Acquisition, Inc. (Revolver)	1,670	1,670
Douglas Holdings, Inc. (Delayed Draw)	2,254	2,595
Douglas Holdings, Inc. (Delayed Draw)	n/a	5,957
Douglas Holdings, Inc. (Delayed Draw)	5,416	5,416
Douglas Holdings, Inc. (Revolver)	2,166	2,166
Drawbridge Partners, LLC (Delayed Draw)	396	396
Drawbridge Partners, LLC (Revolver)	2,609	2,609
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	569
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
E-Discovery Acquireco, LLC (Revolver)	2,182	2,727
Edustaff, LLC (Revolver)	2,364	2,364
Einstein Parent, INC. (Revolver)	3,738	n/a
Epika Fleet Services, Inc. (Delayed Draw)	4,413	4,413
Epika Fleet Services, Inc. (Delayed Draw)	1,667	2,158
Epika Fleet Services, Inc. (Revolver)	2,301	3,040
EverService Midco, LLC (Revolver)	8,919	8,919
Excelligence Learning Corporation (Revolver)	1,541	3,219

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Expedited Travel, LLC (Revolver)	1,500	1,500
Express Wash Acquisition Company, LLC (Revolver)	241	241
FH BMX Buyer, Inc. (Delayed Draw)	4,800	4,800
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
Forest Buyer, LLC (Revolver)	2,719	2,719
Freedom U.S. Acquisition Corporation (Revolver)	5,100	5,100
Fueled Digital Media, LLC (Revolver)	81	81
GC Champion Acquisition LLC (Delayed Draw)	3,430	3,430
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	11,701	13,245
Guardian Restoration Partners Buyer, LLC (Revolver)	2,740	3,000
Harlem Acquisition, LLC (Delayed Draw)	9,143	9,143
Harlem Acquisition, LLC (Revolver)	5,608	5,608
Helping Hands Childrens Services Management, LLC (Delayed Draw)	4,600	4,600
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	2,300
HS4 Acquisitionco, Inc. (Revolver)	n/a	106
HOSTAWAY MIDCO OY (Delayed Draw)	5,000	n/a
HOSTAWAY MIDCO OY (Revolver)	4,167	n/a
Huckabee Acquisition, LLC (Delayed Draw)	6,522	6,522
Huckabee Acquisition, LLC (Revolver)	3,913	3,913
IDIG Parent, LLC (Common stock)	34	34
IF & P Holdings Company, LLC (Delayed Draw)	959	959
IF & P Holdings Company, LLC (Revolver)	1,677	2,471
Independence Buyer, Inc. (Revolver)	2,778	2,371
Innovative Artists Entertainment, LLC (Revolver)	2,225	n/a
Innovative Artists Entertainment, LLC (Equity Commitment)	1,091	n/a
InsideRE, LLC (Delayed Draw)	462	n/a
InsideRE, LLC (Revolver)	965	965
Interstate BidCo, LLC (Delayed Draw)	12,397	12,397
Interstate BidCo, LLC (Revolver)	3,125	3,125
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	6,114	6,114
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	2,826	3,261
Izzio Artisan Bakery, LLC (Delayed Draw)	8,286	10,357
J2 BWA Funding III, LLC (Delayed Draw)	4,454	4,834
J2 BWA Funding III, LLC (Equity commitment)	697	697
J2 BWA Funding LLC (Revolver)	n/a	1,099
JDX Studio, LLC (Delayed Draw)	799	799
JDX Studio, LLC (Revolver)	2,398	2,078
Jesse Studio Mezz, LLC (Delayed Draw)	7,833	7,833
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	7,111
Jobnimbus Holdings, LLC (Revolver)	5,333	5,333
Keel Platform, LLC (Delayed Draw)	n/a	1,647
Kingsley Gate Partners, LLC (Revolver)	240	240
KL Moon Acquisition, LLC (Revolver)	650	705
KT Naples UB LLC (Delayed Draw)	3,725	4,652
Lifted Trucks Holdings, LLC (Revolver)	1,429	2,063

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Light Wave Dental Management, LLC (Revolver)	3,517	4,753
Long Grove Pharmaceuticals, LLC (Delayed Draw)	14,000	n/a
LVF Holdings, Inc. (Revolver)	n/a	329
Madison Logic Holdings, Inc. (Revolver)	635	635
Maltese Diplomat Owner 100 LLC (Delayed Draw)	5,467	n/a
Mammoth Holdings, LLC (Revolver)	2,727	2,727
MB Purchaser, LLC (Delayed Draw)	6,250	6,250
MB Purchaser, LLC (Revolver)	2,500	2,500
MC Voyager SPV II LLC (Equity commitment)	37,510	n/a
MEI Buyer LLC (Delayed Draw)	8,946	n/a
MEI Buyer LLC (Revolver)	5,253	4,775
Milrose Consultants, LLC (Revolver)	1,846	1,846
Mindbody, Inc. (Revolver)	190	190
Moonraker Acquisitionco LLC (Revolver)	653	653
Nastel Technologies, LLC (Revolver)	368	368
Nasuni Corporation (Revolver)	3,125	3,125
NationsBenefits, LLC (Delayed Draw)	1,987	1,987
NationsBenefits, LLC (Revolver)	4,083	6,806
NBPT Acquisition LLC (Delayed Draw)	8,074	n/a
NBPT Acquisition LLC (Revolver)	2,360	n/a
NBPT Acquisition LLC (Equity Commitment)	884	n/a
NFM & J, L.P. (Delayed Draw)	6,585	6,585
NFM & J, L.P. (Revolver)	4,087	5,273
Northeast Contracting Company, LLC (Revolver)	1,591	1,591
NQ PE Project Colosseum Midco Inc. (Revolver)	1,825	1,825
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	133	133
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	3,009	3,009
OPOC Acquisition, LLC (Revolver)	1,204	1,083
Optomi, LLC (Revolver)	2,232	2,339
Oranje Holdco, Inc. (Revolver)	1,750	1,750
PAI Middle Tier, LLC (Revolver)	3,765	n/a
Parkhub, Inc. (Delayed Draw)	1,762	1,762
Parkhub, Inc. (Delayed Draw)	3,423	3,317
Parkhub, Inc. (Delayed Draw)	13,938	13,938
Parkhub, Inc. (Revolver)	4,713	6,733
PC Pest Buyer, LLC (Delayed Draw)	26,373	28,854
PC Pest Buyer, LLC (Revolver)	8,400	8,400
PNE Interco LLC (Delayed Draw)	884	884
PNE Interco LLC (Revolver)	5,899	5,112
PrecisionX Group, LLC (Delayed Draw)	600	600
PrecisionX Group, LLC (Revolver)	2,402	2,401
Premier Roofing L.L.C. (Revolver)	144	144
PRGX Global, Inc. (Revolver)	4,345	n/a
PRGX Global, Inc (Revolver)	n/a	3,024

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Project Accelerate Parent, LLC (Revolver)	3,125	3,125
Prototek LLC (Revolver)	921	921
QF Holdings, Inc. (Revolver)	764	619
Quest Resource Management Group, LLC (Delayed Draw)	6,944	6,944
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	n/a	7,143
Rampart Exterior Services Buyer, Inc. (Revolver)	2,679	2,679
Randys Holdings, Inc. (Delayed Draw)	2,432	3,994
Randys Holdings, Inc. (Revolver)	1,274	1,501
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
Recorded Future, Inc. (Class A units)	n/a	8
Recycled Plastics Industries, LLC (Revolver)	297	446
Relevate Health Group, LLC (Revolver)	263	368
Rita's Franchise Company, LLC (Revolver)	1,799	1,799
Ro Health, LLC (Revolver)	800	n/a
RS Acquisition, LLC (Revolver)	379	379
Russell Investments US Institutional Holdco, Inc. (Revolver)	1,240	1,240
Sandvine Corporation (Delayed Draw)	n/a	86
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	3,947
SCP Eye Care Holdco, LLC (Delayed Draw)	20,318	20,318
SCP Eye Care Holdco, LLC (Revolver)	1,082	1,442
SDG Mgmt Company, LLC (Delayed Draw)	9,649	9,906
SDG Mgmt Company, LLC (Delayed Draw)	n/a	11,887
SDG Mgmt Company, LLC (Delayed Draw)	7,925	7,925
SDG Mgmt Company, LLC (Delayed Draw)	n/a	5,741
SDG Mgmt Company, LLC (Revolver)	1,981	1,981
Second Avenue SFR Holdings II LLC (Revolver)	n/a	2,316
Securly, Inc. (Revolver)	646	646
Seran BioScience, LLC (Delayed Draw)	3,556	n/a
Seran BioScience, LLC (Revolver)	356	356
SFR Holdco 2, LLC (Delayed Draw)	1,427	2,852
SFR Holdco 2, LLC (Equity commitment)	951	1,901
SheerTrans Solutions, LLC (Revolver)	513	513
Signiant Inc. (Delayed Draw)	3,000	3,000
Signiant Inc. (Revolver)	1,875	1,875
Sparq Holdings, Inc. (Delayed Draw)	578	578
Sparq Holdings, Inc. (Revolver)	314	368
Spherix Global Inc. (Revolver)	500	500
Sports Operating Holdings II, LLC (Delayed Draw)	835	1,785
Sports Operating Holdings II, LLC (Revolver)	865	865
StarCompliance MidCo, LLC (Revolver)	1,948	1,313
Steel City Wash, LLC (Delayed Draw)	3,158	n/a
Steel City Wash, LLC (Revolver)	1,579	n/a
Streamland Media MidCo LLC (Revolver)	132	n/a
Summit Professional Education, LLC (Revolver)	1,471	326
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	9,639	9,639

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	10,166	10,166
Sunstates Security, LLC (Delayed Draw)	13,333	13,333
Tavoron Buyer Corp. (Delayed Draw)	8,028	n/a
Tavoron Buyer Corp. (Revolver)	186	n/a
Tavoron Buyer Corp. (Revolver)	1,338	n/a
The Black Tux, LLC (Delayed Draw)	1,750	1,944
The Black Tux, LLC (Revolver)	1,944	1,944
The Gersh Agency, LLC (Delayed Draw)	12,270	12,270
The Gersh Agency, LLC (Revolver)	1,082	2,589
The Gersh Agency, LLC (Revolver)	3,762	3,762
The Kyjen Company, LLC (Revolver)	142	n/a
The Smilist DSO, LLC (Delayed Draw)	n/a	872
SFR Holdco 2, LLC (24.4% of equity commitments)	11,115	11,842
The Smilist DSO, LLC (Revolver)	1,974	1,974
TigerConnect, Inc. (Delayed Draw)	19	23
TigerConnect, Inc. (Delayed Draw)	340	436
TigerConnect, Inc. (Revolver)	1,429	1,429
Tiugo Group Holdings Corp (Delayed Draw)	13,178	n/a
Tiugo Group Holdings Corp (Revolver)	6,589	n/a
Touchmath Acquisition LLC (Revolver)	1,429	1,429
Triad Financial Services, Inc. (Equity commitment)	37,053	37,053
Trilon Group, LLC (Delayed Draw)	n/a	9,450
Trilon Group, LLC (Delayed Draw)	10,157	n/a
Trilon Group, LLC (Revolver)	4,874	4,265
Truck-Lite Co., LLC (Delayed Draw)	384	1,067
Truck-Lite Co., LLC (Revolver)	996	1,067
Ultra Clean Holdco LLC (Delayed Draw)	3,750	4,500
Ultra Clean Holdco LLC (Revolver)	3,000	3,000
Unanet, Inc. (Delayed Draw)	1,350	1,350
Unanet, Inc. (Delayed Draw)	3,034	3,555
Unanet, Inc. (Revolver)	4,316	4,316
Valkyrie Buyer, LLC (Delayed Draw)	3,088	3,088
Valkyrie Buyer, LLC (Delayed Draw)	1,083	2,864
Valkyrie Buyer, LLC (Delayed Draw)	6,667	6,667
Valkyrie Buyer, LLC (Delayed Draw)	3,333	3,333
Valkyrie Buyer, LLC (Delayed Draw)	2,316	2,316
Valkyrie Buyer, LLC (Revolver)	3,509	3,509
Varicent Intermediate Holdings Corporation (Delayed Draw)	5,610	6,085
Varicent Intermediate Holdings Corporation (Revolver)	4,443	4,443
Velociti, LLC (Revolver)	3,789	n/a
Vhagar Purchaser, LLC (Delayed Draw)	1,722	1,722
Vhagar Purchaser, LLC (Revolver)	1,111	1,111
Volt Bidco, Inc. (Revolver)	956	956
Water Buyer, LLC (Delayed Draw)	6,000	6,000
Water Buyer, LLC (Revolver)	3,000	3,000

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2025	December 31, 2024
WebPT, Inc. (Revolver)	156	246
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,528	1,973
Whistler Parent Holdings III, Inc. (Revolver)	446	438
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	977	977
Xpress Wellness, LLC (Delayed Draw)	10,050	12,050
Xpress Wellness, LLC (Revolver)	4,677	2,769
YBR OZ ECE, LLC (Delayed Draw)	2,500	n/a
YBR OZ ECE, LLC (Revolver)	375	n/a
ZI Intermediate II, Inc. (Revolver)	4,771	4,771
Zodega Landscaping, LLC (Revolver)	992	992
Zodega Landscaping, LLC (Preferred interests)	1,197	1,197
Total Unfunded Portfolio Company Commitments	$1,009,586	$896,624
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 12. Financial Highlights
The following are financial highlights for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Per share data:
Net asset value at beginning of period	$10.37	$10.24
Net investment income (1)	0.25	0.29
Net gain (loss) (1)	(0.03)	0.08
Net increase (decrease) in net assets resulting from operations (1)	0.22	0.37
Stockholder distributions declared (2)	(0.27)	(0.27)
Other (3)	0.01	—
Net asset value at end of period	$10.33	$10.34
Total return based on average net asset value (4)	2.21%	3.64%
Ratio/Supplemental data:
Net assets at end of period	$2,442,671	$1,576,430
Shares outstanding at end of period	236,563,264	152,507,156
Portfolio turnover (5)	4.96%	3.38%
Ratio of total investment income to average net assets (6)	20.49%	23.46%
Ratio of expenses to average net assets (6)	10.53%	11.17%
Ratio of net investment income to average net assets (6)	9.96%	12.29%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2025 and 2024, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period. Return calculation is not annualized.
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
Note 14. Subsequent Events
The Company has evaluated subsequent events through May 9, 2025, the date on which the consolidated financial statements were issued.
Tender Offering: On April 29, 2025, the Company commenced its normal course quarterly tender offer under the Share Repurchase Program. The Company is offering to purchase up to 11,828,164 shares of its issued and outstanding common stock, par value $0.001 per share (“Common Stock”). This amount represents approximately 5.0% of the Company’s Common Stock outstanding as of March 31, 2025. The tender offer is for a price per share equal to the net asset value per share of Common Stock on May 28, 2025. The tender offer will expire at 11:59 P.M., Eastern Time, on May 27, 2025, unless extended.
Distributions: On April 7, 2025, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
April 15, 2025	June 30, 2025	$0.09
May 15, 2025	June 30, 2025	0.09
June 16, 2025	June 30, 2025	0.08
Total distributions declared		$0.26
Revolving Credit Facility; On April 3, 2025, the Company increased the Revolving Credit Facility amount pursuant to the accordion feature of the Revolving Credit Agreement from $682,500 to $707,500 of aggregate commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).
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
•political and regulatory conditions that contribute to uncertainty and market volatility as a result of legislative, regulatory, trade (including tariffs) and policy changes associated with the current U.S. administration;
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
•our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
•the impact of future new and changing legislation and regulation on our business and our portfolio companies.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of March 31, 2025, our portfolio included approximately 86.8% senior secured loans, 2.3% unitranche secured loans, 5.6% junior secured loans and 5.3% equity investments, compared to December 31, 2024, when our portfolio included approximately 87.1% senior secured loans, 3.7% unitranche secured loans, 4.4% junior secured loans and 4.8% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) during the three months ended March 31, 2025 and 2024:

Date	NAV Per Share	Shares Issued	Proceeds
Three months ended March 31, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
Total		36,340,819	$376,854

Date	NAV Per Share	Shares Issued	Proceeds
Three months ended March 31, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
Total		25,864,010	$264,847

Share Repurchase Program: During 2022, we commenced a quarterly share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our board of directors (the "Board") and the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in our best interest and the best interest of our stockholders.
On August 23, 2024, our Board approved an amended and restated dividend reinvestment plan (the “Amended and Restated DRIP”) solely to appoint a new transfer agent as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024.
The following tables summarize the total shares repurchased that were validly tendered under the Share Repurchase Program and not withdrawn (in thousands except shares and per share data) during the three months ended March 31, 2025 and 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2025:
March 28, 2025	$10.37	774,968	$8,037
Total		774,968	$8,037

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
Total		1,996,254	$20,442
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

Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The frequency and volume of the distributions on common equity investments and LLC and LP investments may fluctuate significantly from period to period.
Expenses
Our primary operating expenses include the payment of base management and incentive fees to MC Advisors under the Amended and Restated Investment Advisory and Management Agreement entered into on March 31, 2025 (the “Amended Investment Advisory Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement entered into on December 5, 2018 (the “Administration Agreement”), and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Amended Investment Advisory Agreement and Administration Agreement. Our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.
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
Portfolio and Investment Activity
During the three months ended March 31, 2025, we invested $419.7 million in 24 new portfolio companies, $299.0 million in 83 existing portfolio companies and had $211.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $507.3 million for the period.
During the three months ended March 31, 2024, we invested $183.1 million in 15 new portfolio companies, $180.1 million in 68 existing portfolio companies and had $90.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $272.8 million for the period.

The following table shows portfolio yield by security type as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.2%	10.2%	10.4%	10.4%
Unitranche secured loans	10.5	11.3	11.4	11.9
Junior secured loans	11.6	11.6	11.0	11.0
Equity investments	9.1	9.1	9.1	9.1
Total	10.3%	10.3%	10.4%	10.5%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands) as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Fair Value:
Senior secured loans	$3,925,239	86.8%	$3,491,117	87.1%
Unitranche secured loans	103,073	2.3	148,531	3.7
Junior secured loans	254,222	5.6	177,677	4.4
Equity investments	238,093	5.3	191,648	4.8
Total	$4,520,627	100.0%	$4,008,973	100.0%
Our portfolio composition at March 31, 2025 remained relatively consistent with our portfolio at December 31, 2024. As of March 31, 2025, our yields decreased slightly compared to December 31, 2024.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands) as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$1,638	0.0% *	$23,854	0.6%
Automotive	119,335	2.6	66,253	1.7
Banking	42,102	0.9	43,672	1.1
Beverage, Food & Tobacco	22,606	0.5	27,414	0.7
Capital Equipment	196,356	4.4	187,727	4.7
Construction & Building	197,125	4.4	222,008	5.5
Consumer Goods: Durable	91,369	2.0	71,293	1.8
Consumer Goods: Non-Durable	63,050	1.4	48,784	1.2
Containers, Packaging & Glass	40,397	0.9	40,136	1.0
Energy: Oil & Gas	118	0.0 *	118	0.0 *
Environmental Industries	85,078	1.9	68,253	1.7
FIRE: Finance	261,689	5.8	233,307	5.8
FIRE: Real Estate	163,570	3.6	81,966	2.1
Healthcare & Pharmaceuticals	664,385	14.7	594,527	14.8
High Tech Industries	720,984	15.9	497,616	12.4
Hotels, Gaming & Leisure	113	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	183,828	4.1	197,904	4.9
Media: Broadcasting & Subscription	853	0.0 *	867	0.0 *
Media: Diversified & Production	93,683	2.1	111,259	2.8
Retail	14,743	0.3	14,566	0.4
Services: Business	913,742	20.2	901,082	22.5
Services: Consumer	304,529	6.7	240,488	6.0
Telecommunications	95,602	2.2	101,469	2.5
Transportation: Cargo	175,588	3.9	172,550	4.3
Utilities: Electric	20,073	0.4	13,764	0.3
Wholesale	48,071	1.1	47,973	1.2
Total	$4,520,627	100.0%	$4,008,973	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	4,244,062	93.9
3	223,923	4.9
4	50,279	1.1
5	2,363	0.1
Total	$4,520,627	100.0%
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
________________________________________________________
*Represents an amount less than 0.1%.
As of March 31, 2025, there were 13 borrowers with debt or preferred equity investments on non-accrual status (Adept AG Holdings, LLC, AppLogic Networks OpCo I LLC (fka Sandvine Corporation), Arcserve Cayman Opco LP ("Arcserve"), Avison Young (USA) Inc. ("Avison Young"), BTR Opco LLC ("BTR"), EOS Finco S.A.R.L, INH Buyer, Inc. ("INH"), MV Receivables II, LLC ("MV Receivables"), Prototek LLC ("Prototek"), Reorganized Mobileum AcquisitionCo, LLC ("Reorganized Mobileum"), Streamland Media Midco LLC ("Streamland Media"), Thrasio, LLC ("Thrasio") and Vice Acquisition Holdco, LLC ("Vice Acquisition"), and these investments totaled $45.2 million at fair value, or 1.0% of our total investments at fair value at March 31, 2025.
As of December 31, 2024, there were 11 borrowers with debt or preferred equity investments on non-accrual status (Arcserve, Avison Young, BTR, INH, MV Receivables, Prototek, Reorganized Mobileum, Sandvine Corporation, Streamland Media, Thrasio and Vice Acquisition), and these investments totaled $28.7 million at fair value, or 0.7% of our total investments at fair value at December 31, 2024.

Results of Operations
Operating results for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Total investment income	$113,430	$83,984
Total operating expenses	62,633	45,149
Net investment income before income taxes	50,797	38,835
Income taxes, including excise taxes	375	125
Net investment income	50,422	38,710
Net realized gain (loss) on investments	118	4
Net realized gain (loss) on foreign currency forward contracts	54	2
Net realized gain (loss) on foreign currency and other transactions	(46)	(18)
Net realized gain (loss)	126	(12)
Net change in unrealized gain (loss) on investments	(3,044)	7,617
Net change in unrealized gain (loss) on foreign currency forward contracts	(747)	2,353
Net unrealized gain (loss) on foreign currency and other transactions	(2,757)	639
Net change in unrealized gain (loss)	(6,548)	10,609
Net increase (decrease) in net assets resulting from operations	$44,000	$49,307
Investment Income
The composition of our investment income for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest income	$103,899	$77,074
PIK interest income	3,145	2,994
Dividend income (1)	481	152
Other income	455	101
Prepayment gain (loss)	1,324	1,061
Accretion of discounts and amortization of premiums	4,126	2,602
Total investment income	$113,430	$83,984
_________________________________________
(1)During the three months ended March 31, 2025 and 2024, dividend income includes PIK dividends of $429 and $152, respectively.
Total investment income increased by $29.4 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in interest income and accretion of discounts and amortization of premiums due to the increase in average invested assets, partially offset by the impacts of declines in base interest rates.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest and other debt financing expenses	$39,593	$27,220
Base management fees	14,076	8,620
Incentive fees (1)	6,286	7,044
Professional fees	729	503
Administrative service fees	962	645
General and administrative expenses	949	1,079
Directors’ fees	38	38
Total operating expenses	$62,633	$45,149
_________________________________________
(1)Incentive fees for the three months ended March 31, 2025 were $6,286, comprised of part one incentive fees of $7,089 and a reversal of previously accrued part two capital gains incentive fees of $803. Incentive fees for the three months ended March 31, 2024 were $7,044, comprised of part one incentive fees of $5,719 and part two capital gains incentive fees of $1,325. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.
The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest expense - Revolving Credit Facility	$7,596	$5,582
Interest expense - SPV Credit Facility	3,915	5,073
Interest expense - SPV II Credit Facility	3,118	2,342
Interest expense - SPV III Credit Facility	1,563	—
Interest expense - SPV IV Credit Facility	4,743	—
Interest expense - SPV V Credit Facility	362	—
Interest expense - 2022 ABS	3,010	3,221
Interest expense - 2023 ABS	3,913	4,293
Interest expense - 2028 Notes	4,710	4,710
Interest expense - 2029 Notes	3,810	—
Amortization of debt issuance costs	2,853	1,999
Total interest and other debt financing expenses	$39,593	$27,220
Average debt outstanding	$2,128,049	$1,313,104
Average stated interest rate	7.0%	7.7%
Total operating expenses increased by $17.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in interest and other debt financing expenses from higher average borrowings outstanding to support portfolio growth, partially offset by a reduced base interest rate environment. Additionally, increases in base management fees from higher invested assets contributed to the increase in operating expenses.

Income Taxes, Including Excise Taxes
We have elected to be treated, currently qualify and intend to continue to qualify annually, as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2025 and 2024, we recorded a net expense on the consolidated statements of operations of $0.4 million and $0.1 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2025 and 2024, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended March 31, 2025 and 2024, we recorded sales or dispositions on investments resulting in $0.1 million and $4 thousand of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2025 and 2024, we had $0.1 million and $2 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2025 and 2024, we had $(46) thousand and $(18) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended March 31, 2025 and 2024, our investments had $(3.0) million and $7.6 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three months ended March 31, 2025, the net change in unrealized loss on investments was primarily driven by mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of March 31, 2025. These declines in fair value were partially offset by net unrealized gains attributable to broad market movements and improvements in fundamental performance at our portfolio companies.
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
For the three months ended March 31, 2025 and 2024, our foreign currency forward contracts had $(0.7) million and $2.4 million of net change in unrealized gain (loss), respectively.

For the three months ended March 31, 2025 and 2024, our foreign currency and other transactions had $(2.8) million and $0.6 million of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $44.0 million and $49.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $0.22 and $0.37, respectively.
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
As of March 31, 2025, we had $125.5 million in cash and cash equivalents and $132.1 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of our earnings. As of March 31, 2025, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding consisted of the following:

	Restricted cash and cash equivalents	Debt outstanding
Revolving Credit Facility	$ n/a	$542,660
MC Income Plus Financing SPV LLC ("SPV")	28,904	160,000
MC Income Plus Financing SPV II LLC ("SPV II")	8,419	176,527
MC Income Plus Financing SPV III LLC ("SPV III")	18,851	121,000
MC Income Plus Financing SPV IV LLC ("SPV IV")	13,059	315,000
MC Income Plus Financing SPV V LLC ("SPV V")	1,215	37,700
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	51,148	283,269
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	10,515	209,100
2028 Notes	n/a	200,000
2029 Notes	n/a	204,000
Total	$132,111	$2,249,256
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on aggregate borrowings outstanding was 209% and 196%, respectively.
Cash Flows
For the three months ended March 31, 2025 and 2024, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $3.6 million and $(16.7) million, respectively. For the three months ended March 31, 2025 and 2024, cash used in operating activities was $426.6 million and $241.8 million, respectively, resulting primarily from purchases of investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the three months ended March 31, 2025 and 2024, cash provided by financing activities was $430.2 million and $225.1 million, respectively, resulting primarily from net borrowings on debt and proceeds from issuances of common stock, partially offset by stockholder distributions paid and repurchases of common stock.

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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of March 31, 2025 and December 31, 2024, we had 236,563,264 and 198,704,495 shares outstanding, respectively.
Distributions
Distributions to stockholders are recorded on the applicable record date. The amount, if any, to be distributed to stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three months ended March 31, 2025 and 2024 totaled $53.7 million ($0.27 per share) and $34.4 million ($0.27 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2025 and 2024, no portion of these distributions would have been characterized as a return of capital to stockholders.
We have adopted a dividend reinvestment plan (the "DRIP") that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP will be issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. On August 23, 2024, the Board approved the Amended and Restated Dividend Reinvestment Plan (the "Amended and Restated DRIP") solely to appoint a new transfer agent as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024. See Note 10 to our consolidated financial statements for additional information on our distributions.

Borrowings
Our outstanding debt as of March 31, 2025 was as follows (in thousands):

	March 31, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$682,500	$542,660	$536,587	$6,073
SPV Credit Facility	450,000	160,000	156,827	3,173
SPV II Credit Facility	176,527	176,527	175,465	1,062
SPV III Credit Facility	200,000	121,000	119,129	1,871
SPV IV Credit Facility	350,000	315,000	311,823	3,177
SPV V Credit Facility	250,000	37,700	35,124	2,576
2022 ABS (4)	283,269	283,269	283,030	239
2023 ABS (5)	209,100	209,100	206,560	2,540
2028 Notes	200,000	200,000	198,294	1,706
2029 Notes	204,000	204,000	202,388	1,612
Total	$3,005,396	$2,249,256	$2,225,227	$24,029
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of March 31, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $33.4 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of March 31, 2025, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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
(4)As of December 31, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $34.8 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of December 31, 2024, the 2023 Subordinated Notes (as defined below) totaling $45.9 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion to $682.5 million of aggregate commitments as of March 31, 2025. See Recent Developments for additional information on the Revolving Credit Facility.
As of March 31, 2025 and December 31, 2024, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $451.3 million and $396.1 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 22.0 million ($13.7 million in U.S. dollars) and AUD 22.0 million ($13.6 million in U.S. dollars), respectively, and Great Britain pounds of £40.0 million ($51.7 million in U.S. dollars) and £38.4 million ($48.1 million in U.S. dollars), respectively, and Euros of €24.0 million ($26.0 million in U.S. dollars) and €22.5 million ($23.3 million in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $(2.8) million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
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
The Revolving Credit Facility is guaranteed by certain subsidiary guarantors (primarily the Taxable Subsidiaries). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, making distributions, contributions and investments and for such other uses as permitted under the Revolving Credit Agreement.
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

SPV Credit Facilities
SPV Credit Facility
We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. We entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2025 and December 31, 2024, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $702.8 million and $722.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV II Credit Facility
We have a senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature, which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, we increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245.4 million and we borrowed up to the new aggregate commitments under the SPV II Credit Facility and have since amortized down to the current outstanding balance. As of March 31, 2025 and December 31, 2024, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $290.9 million and $307.5 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 6.9%, respectively.

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
Borrowing under the SPV II Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. On March 7, 2025, we amended the SPV III Credit Facility to increase facility amount pursuant to the accordion feature of the SPV III Credit Facility to $200.0 million. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of March 31, 2025 and December 31, 2024, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $227.0 million and $142.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.2% and 7.3%, respectively.
Borrowing under the SPV III Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV IV Credit Facility
On July 11, 2024, we entered into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association ("CONA") as administrative agent, as amended from time to time, through a special purpose wholly-owned subsidiary, SPV IV.
The SPV IV Credit Facility allows us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of March 31, 2025 and December 31, 2024, the fair value of investments that were held in the SPV IV as collateral for the SPV IV Credit Facility was $562.6 million and $513.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of March 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.4% and 6.5%, respectively.
Borrowing under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV V Credit Facility
On February 21, 2025, we entered into a senior secured revolving credit facility (the “SPV V Credit Facility”) with CONA, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows us, through SPV V, to borrow an aggregate principal amount of up to $250.0 million and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $350.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of March 31, 2025, the fair value of our investments that were held in the SPV V as collateral for the SPV V Credit Facility was $239.5 million, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of March 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 6.5%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both March 31, 2025 and December 31, 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
Through April 22, 2024, the 2022 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2022 Issuer, in accordance with our investment strategy and subject to customary conditions set forth in the documents governing the 2022 ABS, allowing us to maintain the initial leverage in the 2022 ABS. Subsequent to April 22, 2024, the 2022 ABS is required to use principal collections repay the 2022 Notes. The 2022 Notes are due on April 30, 2032.

As of March 31, 2025 and December 31, 2024, the fair value of our investments held in the 2022 Issuer as collateral was $354.4 million and $396.6 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both March 31, 2025 and December 31, 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both March 31, 2025 and December 31, 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
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
On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 million of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and we continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both March 31, 2025 and December 31, 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of March 31, 2025 and December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.6% and 6.9%, respectively. As of both March 31, 2025 and December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both March 31, 2025 and December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of March 31, 2025 and December 31, 2024, the fair value of investments that were held in the 2023 Issuer as collateral was $252.8 million and $251.8 million, respectively, and these investments are identified on the consolidated schedule of investments.
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2025 and December 31, 2024, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.

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
As of both March 31, 2025 and December 31, 2024, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.

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
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2025 and December 31, 2024, we had $156.0 million in aggregate principal amount of Series C Notes outstanding and $48.0 million in aggregate principal amount of Series D Notes outstanding.
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
As of both March 31, 2025 and December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.

Related Party Transactions
We have a number of business relationships with affiliated or related parties, including the following:
•On March 31, 2025, in connection with the change of control transaction where an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of certain affiliates of Monroe Capital, including MC Advisors (the "Wendel Transaction"), we entered into the Amended Investment Advisory Agreement with MC Advisors. The Amended Investment Advisory Agreement was approved by our stockholders at a meeting of stockholders held on February 21, 2025. The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remained the same as the terms of the former investment advisory and management agreement between us and MC Advisors, dated December 5, 2018 (the "Original Investment Advisory Agreement"). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the requirements of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, continues to provide investment advisory services to us. We pay MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.
•We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.
•Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board, is also a manager of MC Advisors and the Chairman and Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, is also a managing director of MC Management.
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
Commitments and Contingencies and Off-Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $1.0 billion and $896.6 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of March 31, 2025. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of March 31, 2025, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Throughout the first three quarters of 2024, the middle market saw continued spread compression but also a significant increase in transaction activity. While M&A activity remained strong in the fourth quarter of 2024, spreads widened for the first time in six quarters dating back to the first quarter of 2023 (2). Overall M&A activity in the early onset of 2025 has decelerated from fourth quarter of 2024 levels; however, spreads continue to widen and documentation and structures have increasingly favored lenders due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration and concurrent market volatility. Consequently, the market has continued to see a trend of modest, yet stable loan-to-value and leverage attachment points despite the widening of spreads. (2) We believe this makes for an attractive opportunity for middle market direct lenders to deploy capital in assets that have attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and ongoing impact of elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – September 2024.
(2)LSEG LPC’s 1Q25 Sponsored Middle Market Private Deals Analysis – April 2025.
Recent Developments
Tender Offering: On April 29, 2025, we commenced our normal course quarterly tender offer under the Share Repurchase Program. We are offering to purchase up to 11,828,164 shares of its issued and outstanding common stock, par value $0.001 per share (“Common Stock”). This amount represents approximately 5.0% of our Common Stock outstanding as of March 31, 2025. The tender offer is for a price per share equal to the net asset value per share of Common Stock on May 28, 2025. The tender offer will expire at 11:59 P.M., Eastern Time, on May 27, 2025, unless extended.
Distributions: On April 7, 2025, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
April 15, 2025	June 30, 2025	$0.09
May 15, 2025	June 30, 2025	0.09
June 16, 2025	June 30, 2025	0.08
Total distributions declared		$0.26
Revolving Credit Facility; On April 3, 2025, we increased the Revolving Credit Facility amount pursuant to the accordion feature of the Revolving Credit Agreement from $682.5 million to $707.5 million of aggregate commitments.

Significant Accounting Estimates and Critical Accounting Policies
Revenue Recognition
We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. We may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt investments as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
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
Valuation of Portfolio Investments
Pursuant to SEC Rule 2a-5 under the 1940 Act, the Board has designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
Under the valuation policy, the Valuation Designee values investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, the Valuation Designee determines whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity investments that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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
•our Valuation Designee engages independent valuation firms to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available in a particular quarter, the investment will be valued by the Valuation Designee;
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
As of March 31, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
Capital Gains Incentive Fee
Pursuant to the terms of the Amended Investment Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Amended Investment Advisory Agreement). This fee equals 12.5% (reduced from 15.0% as a result of MC Advisors April 18, 2022 agreement to permanently waive a portion of the incentive fees starting on January 1, 2022) of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
While the Amended Investment Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
During the three months ended March 31, 2025, we reversed previously accrued capital gains incentive fees of $0.8 million based on unrealized losses on our portfolio during the period. This reversal was partially offset by $16 thousand of accrued capital gains incentive fees payable to MC Advisors as a result of realized gains during the period. During the three months ended March 31, 2024, we accrued capital gains incentive fees of $1.3 million based on the performance of our portfolio, $10 thousand of which was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Amended Investment Advisory Agreement.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently evaluating the impact of adopting ASU 2023-09; however, we do not expect a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. We are currently assessing the impact of this guidance; however, we do not expect a material impact on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to elevated inflation; levels and uncertainty resulting from tariffs and trade policy changes; and interest rate fluctuations.
Valuation Risk
Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 of the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
In accordance with Rule 2a-5 under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Revolving Credit Facility, SPV Credit Facility, SPV II Credit Facility, SPV III Credit Facility, SPV IV Credit Facility, SPV V Credit Facility and 2023 Class A-R Notes have a floating interest rate provision, whereas our 2022 Secured Notes, 2023 Class B-R Notes, 2023 Class C-R Notes, 2028 Notes and 2029 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions. In a low interest rate environment, we may be negatively impacted if the difference between the total interest income earned on our interest earning assets and the total interest expense incurred on our interest bearing liabilities is compressed.
Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 300 basis points	$(119,939)	$(44,352)	$(75,587)
Down 200 basis points	(81,137)	(29,568)	(51,569)
Down 100 basis points	(41,386)	(14,784)	(26,602)
Up 100 basis points	42,026	14,784	27,242
Up 200 basis points	84,052	29,568	54,484
Up 300 basis points	126,077	44,352	81,725
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD), Canadian dollars (CAD), Euros (EUR), and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of March 31, 2025, we had foreign currency forward contracts in place for AUD 54.4 million, CAD 14.1 million, EUR 4.2 million and GBP 2.6 million associated with future principal and interest payments on certain investments.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the quarter ended March 31, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 20, 2025, we issued 36,340,819 shares of our common stock, par value $0.01 per share, at a price of $10.37 per share for proceeds of $376.9 million.
The sale of shares of our common stock was made pursuant to subscription agreements entered into by us, on the one hand, and each of our investors, on the other hand. The issuance and sale of the shares of our common stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.
Except as previously reported by us in this Item 2 or on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” The Company has adopted insider trading policies and procedures governing the purchase, sale and disposition of the Company's securities by directors and executive officers of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Amended and Restated Bylaws (4)

10.1	Incremental Commitment and Assumption Agreement, dated as of February 20, 2025, by the Company, as borrower, the lenders from time to time party thereto; and ING Capital LLC as administrative agent.*

10.2
Loan, Security and Servicing Agreement, dated as of February 21, 2025, by and among the SPV V, as borrower; the Company, as the servicer; the lenders from time to time party thereto; Capital One, National Association, as administrative agent, hedge counterparty and as swingline lender thereunder; U.S. Bank Trust Company, National Association, as collateral custodian and as the collateral administrator; and U.S. Bank National Association as the document custodian(5)

10.3	Purchase and Sale Agreement, dated as of February 21, 2025, by and among the Company, as seller, and the SPV V, as buyer(5)

10.4
First Amendment to Credit Agreement, dated as of March 7, 2025, by and among the Company, as collateral manager and equity holder, MC Income Plus Financing SPV III LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, administrative agent(6)

10.5
First Amendment to Loan, Security and Servicing Agreement, dated as of March 25, 2025, by and among the SPV IV LLC, as borrower; the Company, as the servicer; the lenders from time to time party thereto; Capital One, National Association, as administrative agent, and as swingline lender thereunder; U.S. Bank Trust Company, National Association, as collateral custodian and as the collateral administrator; and U.S. Bank National Association, as the document custodian.*

10.6	Amended and Restated Investment Advisory and Management Agreement by and between Monroe Capital Income Plus Corporation and Monroe Capital BDC Advisors, LLC, dated March 31, 2025 (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
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
(5)Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on February 27, 2025.
(6)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 13, 2025.
(7)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 31, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2025	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: May 9, 2025	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation