Form 10-Q
period 2025-06-30
Monroe Capital Income Plus Corp
filed 2025-08-08
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, the registrant had 248,420,048 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$4,846,041	$3,863,218
Non-controlled affiliate company investments	241,611	145,755
Total investments, at fair value (amortized cost of: $5,092,024 and $4,002,785, respectively)	5,087,652	4,008,973
Cash and cash equivalents	53,298	129,634
Restricted cash and cash equivalents	143,457	124,390
Net unrealized gain on foreign currency forward contracts	—	1,501
Interest and dividend receivable	56,781	39,387
Receivable for unsettled trades	13,249	—
Other assets	2,135	1,265
Total assets	5,356,572	4,305,150
Liabilities
Debt	2,743,571	2,151,713
Less: Unamortized debt issuance costs	(21,932)	(23,351)
Total debt, less unamortized debt issuance costs	2,721,639	2,128,362
Interest payable	25,483	21,325
Net unrealized loss on foreign currency forward contracts	1,332	—
Payable for unsettled trades	13,589	53,458
Base management fees payable	15,868	12,761
Incentive fees payable	8,790	9,540
Accounts payable and accrued expenses	23,605	19,977
Total liabilities	2,810,306	2,245,423
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 300,000 authorized, 248,420 and 198,704 shares issued and outstanding, respectively	$249	$199
Capital in excess of par value	2,533,609	2,018,583
Accumulated undistributed (overdistributed) earnings	12,408	40,945
Total net assets	$2,546,266	$2,059,727
Total liabilities and total net assets	$5,356,572	$4,305,150
Net asset value per share	$10.25	$10.37
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$123,998	$90,564	$231,559	$170,272
Payment-in-kind interest income	5,114	2,931	7,742	5,856
Dividend income	628	411	1,109	563
Other income	333	2,559	788	2,660
Total investment income from non-controlled/non-affiliate company investments	130,073	96,465	241,198	179,351
Non-controlled affiliate company investments:
Interest income	1,829	1,270	3,617	2,299
Payment-in-kind interest income	562	77	1,079	146
Dividend income	781	—	781	—
Other income	42	—	42	—
Total investment income from non-controlled affiliate company investments	3,214	1,347	5,519	2,445
Total investment income	133,287	97,812	246,717	181,796
Operating expenses:
Interest and other debt financing expenses	44,272	30,372	83,865	57,592
Base management fees	15,868	10,007	29,944	18,627
Incentive fees	8,293	6,487	14,579	13,531
Professional fees	694	551	1,423	1,054
Administrative service fees	1,096	604	2,058	1,249
General and administrative expenses	1,094	914	2,043	1,993
Directors’ fees	37	37	75	75
Total operating expenses	71,354	48,972	133,987	94,121
Net investment income before income taxes	61,933	48,840	112,730	87,675
Income taxes, including excise taxes	36	349	411	474
Net investment income	61,897	48,491	112,319	87,201
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(1,758)	220	(1,640)	224
Foreign currency forward contracts	(1,184)	—	(1,130)	2
Foreign currency and other transactions	1,275	112	1,229	94
Net realized gain (loss)	(1,667)	332	(1,541)	320
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(3,473)	7,017	(6,294)	15,277
Non-controlled/affiliate company investments	(4,043)	(9,412)	(4,266)	(10,055)
Foreign currency forward contracts	(2,086)	(672)	(2,833)	1,681
Foreign currency and other transactions	(7,269)	(346)	(10,026)	293
Net change in unrealized gain (loss)	(16,871)	(3,413)	(23,419)	7,196
Net gain (loss)	(18,538)	(3,081)	(24,960)	7,516
Net increase (decrease) in net assets resulting from operations	$43,359	$45,410	$87,359	$94,717
Per common share data:
Net investment income per share - basic and diluted	$0.26	$0.31	$0.51	$0.60
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.18	$0.29	$0.39	$0.65
Weighted average common shares outstanding - basic and diluted	240,969	158,338	222,149	145,042
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at March 31, 2024	152,507	$153	$1,541,161	$35,116	$1,576,430
Net investment income	—	—	—	48,491	48,491
Net realized gain (loss)	—	—	—	332	332
Net change in unrealized gain (loss)	—	—	—	(3,413)	(3,413)
Issuances of common stock	11,787	12	121,862	—	121,874
Repurchases of common stock	(1,143)	(1)	(11,809)	—	(11,810)
Distributions declared to stockholders	—	—	—	(45,288)	(45,288)
Stock issued in connection with dividend reinvestment plan	1,825	1	18,861	—	18,862
Balances at June 30, 2024	164,976	$165	$1,670,075	$35,238	$1,705,478

Balances at March 31, 2025	236,563	$236	$2,411,140	$31,295	$2,442,671
Net investment income	—	—	—	61,897	61,897
Net realized gain (loss)	—	—	—	(1,667)	(1,667)
Net change in unrealized gain (loss)	—	—	—	(16,871)	(16,871)
Issuances of common stock	10,639	11	109,892	—	109,903
Repurchases of common stock	(1,391)	(1)	(14,372)	—	(14,373)
Distributions declared to stockholders	—	—	—	(62,246)	(62,246)
Stock issued in connection with dividend reinvestment plan	2,609	3	26,949	—	26,952
Balances at June 30, 2025	248,420	$249	$2,533,609	$12,408	$2,546,266

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667
Net investment income	—	—	—	87,201	87,201
Net realized gain (loss)	—	—	—	320	320
Net change in unrealized gain (loss)	—	—	—	7,196	7,196
Issuances of common stock	37,651	38	386,683	—	386,721
Repurchases of common stock	(3,139)	(3)	(32,249)	—	(32,252)
Distributions declared to stockholders	—	—	—	(79,641)	(79,641)
Stock issued in connection with dividend reinvestment plan	3,231	3	33,263	—	33,266
Balances at June 30, 2024	164,976	$165	$1,670,075	$35,238	$1,705,478

Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727
Net investment income	—	—	—	112,319	112,319
Net realized gain (loss)	—	—	—	(1,541)	(1,541)
Net change in unrealized gain (loss)	—	—	—	(23,419)	(23,419)
Issuances of common stock	46,980	47	486,710	—	486,757
Repurchases of common stock	(2,166)	(2)	(22,408)	—	(22,410)
Distributions declared to stockholders	—	—	—	(115,896)	(115,896)
Stock issued in connection with dividend reinvestment plan	4,902	5	50,724	—	50,729
Balances at June 30, 2025	248,420	$249	$2,533,609	$12,408	$2,546,266
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$87,359	$94,717
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	1,640	(224)
Net realized (gain) loss on foreign currency forward contracts	1,130	(2)
Net realized (gain) loss on foreign currency and other transactions	(1,229)	(94)
Net change in unrealized (gain) loss on investments	10,560	(5,222)
Net change in unrealized (gain) loss on foreign currency forward contracts	2,833	(1,681)
Net change in unrealized (gain) loss on foreign currency and other transactions	10,026	(293)
Payment-in-kind interest capitalized	(8,821)	(6,009)
Net accretion of discounts and amortization of premiums	(7,771)	(5,089)
Purchases of investments	(1,558,894)	(1,062,640)
Proceeds from principal payments and sale of investments and settlement of forward contracts	484,706	220,306
Amortization of debt issuance costs	5,142	4,225
Changes in operating assets and liabilities:
Interest and dividend receivable	(17,394)	(11,528)
Receivable for unsettled trades	(13,249)	(9,085)
Other assets	(870)	393
Interest payable	4,158	2,803
Payable for unsettled trades	(39,869)	(50,015)
Base management fees payable	3,107	2,567
Incentive fees payable	(750)	2,740
Accounts payable and accrued expenses	3,628	4,484
Net cash provided by (used in) operating activities	(1,034,558)	(819,647)
Cash flows from financing activities:
Borrowings on debt	1,822,331	1,328,223
Repayments of debt	(1,240,520)	(799,477)
Debt issuance costs capitalized	(3,723)	(3,428)
Proceeds from issuance of common stock	486,757	386,721
Repurchases of common stock	(22,410)	(32,252)
Stockholder distributions paid	(65,167)	(46,375)
Net cash provided by (used in) financing activities	977,268	833,412
Net increase (decrease) in cash and restricted cash and cash equivalents	(57,290)	13,765
Effect of foreign currency exchange rates	21	(2)
Cash and restricted cash and cash equivalents, beginning of period	254,024	77,755
Cash and restricted cash and cash equivalents, end of period	$196,755	$91,518
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$74,565	$50,564
Cash paid for income taxes, including excise taxes, during the period	$1,128	$554
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$50,729	$33,266

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$53,298	$129,634
Restricted cash and cash equivalents	143,457	124,390
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$196,755	$254,024

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$19,370	$17,586
Restricted cash and cash equivalents	72,148	60,169
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$91,518	$77,755
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Air Transport Components Acquisition, LLC		SF	5.00%	0.0931	6/18/2025	6/18/2031	7,000	$6,913	$6,913	0.3%
Air Transport Components Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.00%	0.0931	6/18/2025	6/18/2031	5,600	—	—	0.0%
Air Transport Components Acquisition, LLC (Revolver)	(19)	SF	5.00%	0.0931	6/18/2025	6/18/2031	2,100	—	—	0.0%
API Holdings III Corp.		SF	7.00%	5.30% Cash/ 6.00% PIK	11/3/2023	3/25/2027	161	160	163	0.0%
							14,861	7,073	7,076	0.3%
Automotive
Burgess Point Purchaser Corporation	(6)	SF	5.35%	9.65%	6/30/2022	7/25/2029	4,875	4,545	4,188	0.2%
First Brands Group, LLC	(11)(27)	SF	7.00%	11.28%	1/24/2025	3/30/2027	46,500	46,131	47,081	1.8%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.35%	9.67%	8/2/2021	8/2/2027	9,650	9,573	9,650	0.4%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.35%	9.67%	8/2/2021	8/2/2027	2,381	397	397	0.0%
Panda Acquisition, LLC	(6)	SF	9.36%	6.44% Cash/ 7.13% PIK	12/20/2022	10/18/2028	10,211	9,064	8,564	0.3%
Power Stop, LLC	(11)	SF	4.85%	9.13%	3/26/2024	1/26/2029	5,474	5,130	4,142	0.2%
Tenneco Inc.	(6)(8)	SF	5.10%	9.40%	11/3/2023	11/17/2028	15,622	14,572	15,282	0.6%
							94,713	89,412	89,304	3.5%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	14.07%	7/29/2021	7/29/2026	10,125	9,672	4,949	0.2%
StarCompliance MidCo, LLC	(9)(27)	SF	6.10%	10.40%	5/31/2023	1/12/2027	441	436	441	0.0%
StarCompliance MidCo, LLC	(7)(9)(10)(11)(27)	SF	6.10%	10.40%	1/12/2021	1/12/2027	27,375	27,203	27,409	1.1%
StarCompliance MidCo, LLC	(7)(27)	SF	6.10%	10.40%	10/12/2021	1/12/2027	4,253	4,227	4,259	0.1%
StarCompliance MidCo, LLC	(11)	SF	6.10%	10.40%	12/12/2024	1/12/2027	2,509	2,474	2,513	0.1%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	6.10%	10.40%	1/12/2021	1/12/2027	4,234	2,286	2,286	0.1%
							48,937	46,298	41,857	1.6%
Beverage, Food & Tobacco
Caputo Cheese Interco Corp.		SF	5.00%	9.33%	6/30/2025	6/30/2030	15,000	14,775	14,775	0.6%
Caputo Cheese Interco Corp. (Revolver)	(19)	SF	5.00%	9.33%	6/30/2025	6/30/2030	2,500	125	123	0.0%
Demakes Borrower, LLC	(8)	SF	6.00%	10.30%	12/15/2023	12/12/2029	4,817	4,723	4,841	0.2%
Izzio Artisan Bakery, LLC	(9)(11)	SF	6.00%	10.33%	9/27/2024	9/27/2029	14,391	14,142	14,463	0.6%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.33%	9/27/2024	9/27/2029	10,333	7,433	7,470	0.3%
Nellson Nutraceutical, LLC	(27)	SF	5.75%	10.05%	5/9/2025	4/17/2031	25,000	24,634	24,625	1.0%
Nellson Nutraceutical, LLC		SF	5.75%	10.05%	4/17/2025	4/17/2031	7,422	7,313	7,311	0.3%
Nellson Nutraceutical, LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.05%	4/17/2025	4/17/2031	1,953	—	—	0.0%
Nellson Nutraceutical, LLC (Revolver)	(19)	SF	5.75%	10.05%	4/17/2025	4/17/2031	5,078	1,328	1,308	0.0%
SCP Baked Goods Holdings, LLC		SF	4.75%	9.05%	5/1/2025	5/1/2031	9,000	8,889	8,888	0.3%
SCP Baked Goods Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	5/1/2025	5/31/2031	3,750	—	—	0.0%
SCP Baked Goods Holdings, LLC (Revolver)	(19)	SF	4.75%	9.05%	5/1/2025	5/1/2031	1,250	—	—	0.0%
							100,494	83,362	83,804	3.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	6.70% Cash/ 4.00% PIK	3/31/2025	8/11/2027	5,527	$5,323	$5,613	0.2%
Adept AG Holdings, LLC	(21)	SF	6.15%	6.45% Cash/ 4.00% PIK	3/31/2025	8/11/2027	4,402	4,227	4,471	0.2%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.25%	10.58%	12/22/2023	12/21/2029	49,500	48,719	49,649	1.9%
BLP Buyer, Inc.	(6)	SF	6.25%	10.58%	5/8/2024	12/21/2029	1,886	1,854	1,891	0.1%
BLP Buyer, Inc.	(27)	SF	6.25%	10.58%	12/21/2023	12/21/2029	5,955	5,955	5,973	0.2%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.25%	10.58%	12/22/2023	12/21/2029	6,849	3,482	3,482	0.1%
CGI Automated Manufacturing, LLC	(6)	SF	7.43%	11.64%	9/9/2022	12/17/2026	8,493	8,393	8,440	0.3%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.56%	9/30/2022	12/17/2026	5,404	5,351	5,371	0.2%
CGI Automated Manufacturing, LLC	(6)	SF	7.26%	11.56%	9/9/2022	12/17/2026	10,341	10,215	10,277	0.4%
Cleanova US Holdings LLC	(12)(39)	SF	4.75%	9.07%	6/17/2025	6/12/2032	14,286	13,788	13,786	0.6%
DS Parent, Inc.	(27)	SF	5.50%	9.80%	12/15/2023	1/31/2031	19,800	18,945	17,857	0.7%
Incompass, LLC		SF	7.75%	12.08%	12/20/2024	11/27/2028	2,077	2,038	2,139	0.1%
Incompass, LLC	(6)(8)(10)	SF	7.75%	12.08%	11/27/2023	11/27/2028	23,640	23,205	24,349	1.0%
PrecisionX Group, LLC		SF	7.01%	11.31%	8/16/2024	6/30/2028	2,539	2,489	2,523	0.1%
PrecisionX Group, LLC	(8)(10)(11)	SF	7.01%	11.31%	6/30/2023	6/30/2028	15,720	15,460	15,622	0.6%
PrecisionX Group, LLC		SF	7.01%	11.31%	5/20/2024	6/30/2028	8,044	7,889	7,994	0.3%
PrecisionX Group, LLC	(27)	SF	7.01%	11.31%	6/30/2023	6/30/2028	5,959	5,959	5,921	0.2%
PrecisionX Group, LLC	(27)	SF	7.01%	11.31%	5/20/2024	6/30/2028	5,974	5,974	5,936	0.2%
PrecisionX Group, LLC (Delayed Draw)	(19)(20)	SF	7.01%	11.31%	8/16/2024	6/30/2028	3,737	3,136	3,117	0.1%
PrecisionX Group, LLC (Revolver)	(19)	SF	7.01%	11.31%	6/30/2023	6/30/2028	3,002	600	597	0.0%
Tavoron Buyer Corp.	(27)	SF	5.00%	9.32%	2/21/2025	1/22/2031	7,600	7,495	7,600	0.3%
Tavoron Buyer Corp. (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	1/22/2025	1/22/2031	8,028	1,070	1,070	0.1%
Tavoron Buyer Corp. (Revolver)	(12)(19)(22)	SF	5.00%	9.32%	1/22/2025	1/22/2031	197	—	—	0.0%
Tavoron Buyer Corp. (Revolver)	(19)	SF	5.00%	9.32%	1/22/2025	1/22/2031	1,338	—	—	0.0%
							220,298	201,567	203,678	7.9%
Construction & Building
Guardian Restoration Partners Buyer, LLC	(10)	SF	4.75%	9.05%	11/14/2024	11/1/2031	11,970	11,836	12,090	0.5%
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	11/1/2024	11/1/2031	19,983	12,152	12,273	0.5%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	4.75%	9.05%	11/1/2024	11/1/2031	3,000	440	440	0.0%
Harlem Acquisition, LLC	(11)	SF	5.25%	9.55%	11/26/2024	11/7/2030	31,920	31,421	32,373	1.3%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	11/7/2024	11/7/2030	9,143	2,011	2,040	0.1%
Harlem Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.55%	11/7/2024	11/7/2030	6,095	—	—	0.0%
MEI Buyer LLC	(8)(11)	SF	5.00%	9.33%	6/30/2023	6/29/2029	25,160	24,604	25,412	1.0%
MEI Buyer LLC	(10)(11)	SF	5.00%	9.33%	1/9/2024	6/30/2029	14,140	14,034	14,281	0.6%
MEI Buyer LLC		SF	5.00%	9.31%	6/30/2023	6/29/2029	4,023	4,024	4,064	0.1%
MEI Buyer LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	3/27/2025	6/29/2029	8,946	—	—	0.0%
MEI Buyer LLC (Revolver)	(19)	SF	5.00%	9.31%	6/30/2023	6/29/2029	5,253	716	716	0.0%
Mooring Primary, LLC	(27)	SF	5.25%	9.57%	4/24/2025	4/1/2031	15,200	14,980	14,972	0.6%
Mooring Primary, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Mooring Primary, LLC (Revolver)	(19)	SF	5.25%	9.57%	4/1/2025	4/1/2031	6,333	422	416	0.0%
Premier Roofing L.L.C.	(8)	SF	9.65%	11.98% Cash/ 2.00% PIK	8/31/2020	12/31/2026	3,036	3,036	2,908	0.1%
Premier Roofing L.L.C. (Revolver)	(19)	SF	9.65%	11.95% Cash/ 2.00% PIK	8/31/2020	12/31/2026	1,220	1,076	1,031	0.0%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.94%	4/19/2021	4/17/2026	4,320	4,306	4,320	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
TCFIII OWL Buyer LLC	(8)	SF	5.61%	9.94%	4/19/2021	4/17/2026	5,275	$5,275	$5,275	0.2%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.94%	12/17/2021	4/17/2026	4,735	4,716	4,735	0.2%
Water Buyer, LLC	(10)	SF	5.25%	9.55%	8/8/2024	8/8/2030	9,925	9,796	9,890	0.4%
Water Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	8/8/2024	8/8/2030	6,000	—	—	0.0%
Water Buyer, LLC (Revolver)	(19)	SF	5.25%	9.55%	8/8/2024	8/8/2030	3,000	—	—	0.0%
							205,010	144,845	147,236	5.8%
Consumer Goods: Durable
8th Avenue Food & Provisions, Inc.	(12)	SF	4.75%	9.08%	6/30/2025	10/1/2025	7,853	7,800	7,857	0.3%
8th Avenue Food & Provisions, Inc.	(12)	SF	4.75%	9.08%	10/7/2024	10/1/2025	4,270	4,245	4,273	0.2%
Independence Buyer, Inc.	(7)(8)	SF	5.90%	10.18%	8/3/2021	8/3/2026	11,135	11,080	9,725	0.4%
Independence Buyer, Inc. (Revolver)	(19)	SF	5.75%	10.07%	8/3/2021	8/3/2026	2,964	186	163	0.0%
Ivanti Software, Inc.		SF	5.75%	10.02%	5/14/2025	6/1/2029	2,463	2,438	2,539	0.1%
Recycled Plastics Industries, LLC	(7)	SF	7.35%	11.17% Cash/ 0.50% PIK	8/4/2021	8/4/2026	4,280	4,258	4,270	0.2%
Recycled Plastics Industries, LLC (Revolver)	(19)	SF	7.35%	11.17% Cash/ 0.50% PIK	8/4/2021	8/4/2026	446	—	—	0.0%
SonicWall US Holdings Inc.	(34)	SF	5.00%	9.30%	10/7/2024	5/18/2028	15,939	15,865	15,630	0.6%
Syniverse Holdings, LLC	(12)	SF	7.00%	11.30%	3/4/2025	5/13/2027	11,934	11,881	11,362	0.4%
							61,284	57,753	55,819	2.2%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(8)(9)	SF	6.36%	10.69%	5/18/2021	5/18/2026	13,475	13,416	13,475	0.5%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(9)	SF	6.36%	10.69%	12/15/2021	5/18/2026	2,474	2,462	2,474	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(6)	SF	6.36%	10.69%	8/12/2022	5/18/2026	6,712	6,674	6,712	0.3%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(7)	SF	6.36%	10.69%	8/12/2022	5/18/2026	2,899	2,899	2,899	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)		SF	6.36%	10.69%	3/3/2025	5/18/2026	2,754	2,729	2,754	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	(19)	SF	6.36%	10.69%	5/18/2021	5/18/2026	2,222	889	889	0.0%
Excelligence Learning Corporation	(6)(8)	SF	5.75%	10.05%	3/15/2024	1/18/2030	12,048	11,851	11,882	0.5%
Excelligence Learning Corporation (Revolver)	(19)	SF	5.75%	10.05%	3/15/2024	1/18/2030	3,425	1,199	1,182	0.1%
Gibson Brands, Inc.		SF	5.26%	9.54%	4/19/2024	8/13/2028	14,417	14,211	13,840	0.5%
The Kyjen Company, LLC	(6)(7)	SF	7.75%	10.93% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,975	2,968	2,744	0.1%
The Kyjen Company, LLC		SF	6.50%	9.82% Cash/ 1.00% PIK	9/13/2022	4/3/2026	4	4	3	0.0%
The Kyjen Company, LLC (Revolver)	(19)	SF	6.65%	10.97%	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC	(21)	SF	10.11%	14.44% PIK	6/18/2024	6/18/2029	574	574	574	0.0%
							64,294	59,876	59,428	2.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Containers, Packaging & Glass
Assembly Buyer, LLC		SF	4.75%	9.05%	6/30/2025	6/30/2031	29,091	$28,800	$28,800	1.1%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	6/30/2025	6/30/2031	12,929	—	—	0.0%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	6/30/2025	6/30/2031	1,552	—	—	0.0%
Assembly Buyer, LLC (Revolver)	(19)	SF	4.75%	9.05%	6/30/2025	6/30/2031	4,848	—	—	0.0%
B2B Industrial Products LLC	(6)	SF	7.00%	11.25%	12/6/2022	10/7/2026	9,573	9,489	9,391	0.4%
B2B Industrial Products LLC	(6)	SF	7.00%	11.25%	4/4/2023	10/7/2026	2,216	2,194	2,174	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.95%	11/27/2024	12/17/2027	14,049	13,982	14,049	0.5%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.95%	11/27/2024	12/17/2027	6,675	6,658	6,675	0.3%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.95%	11/27/2024	12/17/2027	3,595	3,586	3,595	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.95%	11/27/2024	12/17/2027	1,480	1,476	1,480	0.0%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	5.65%	9.95%	11/27/2024	12/17/2027	6,114	—	—	0.0%
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(36)	SF	5.65%	9.95%	11/27/2024	12/17/2027	4,076	1,522	1,522	0.1%
Polychem Acquisition, LLC	(6)	SF	9.61%	9.94% Cash/ 4.00% PIK	4/8/2019	8/15/2026	1,929	1,930	1,669	0.1%
							98,127	69,637	69,355	2.7%
Environmental Industries
PNE Interco LLC	(6)(7)(8)(11)	SF	5.75%	10.05%	2/12/2024	2/12/2030	13,860	13,640	13,922	0.5%
PNE Interco LLC (Delayed Draw)	(19)(20)	SF	5.75%	10.08%	2/12/2024	2/12/2030	5,303	4,419	4,439	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.75%	10.07%	2/12/2024	2/12/2030	5,899	1,573	1,573	0.1%
Quest Resource Management Group, LLC		SF	7.61%	11.94%	12/30/2024	6/28/2030	14,267	14,105	13,075	0.5%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	7.61%	11.94%	12/30/2024	6/28/2030	6,944	—	—	0.0%
Trilon Group, LLC	(7)(8)(9)(10)	SF	4.75%	9.01%	3/31/2025	5/25/2029	11,624	11,624	11,664	0.5%
Trilon Group, LLC		SF	4.75%	9.01%	4/15/2024	5/25/2029	3,571	3,514	3,583	0.1%
Trilon Group, LLC		SF	4.75%	9.07%	4/15/2024	5/25/2029	12,041	12,041	12,083	0.5%
Trilon Group, LLC		SF	4.75%	9.07%	9/12/2023	5/25/2029	367	367	368	0.0%
Trilon Group, LLC	(27)	SF	4.75%	9.01%	3/25/2025	5/25/2029	10,157	10,064	10,046	0.4%
Trilon Group, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	3/12/2025	5/25/2029	10,157	—	—	0.0%
Trilon Group, LLC (Revolver)	(19)	SF	4.75%	9.05%	9/12/2023	5/25/2029	4,874	2,179	2,179	0.1%
Volt Bidco, Inc.	(7)	SF	6.50%	10.80%	8/11/2021	8/11/2027	9,640	9,561	9,471	0.4%
Volt Bidco, Inc.	(11)	SF	6.50%	10.80%	8/11/2021	8/11/2027	1,812	1,812	1,780	0.1%
Volt Bidco, Inc.	(27)	SF	6.50%	10.80%	9/17/2024	8/11/2027	752	752	738	0.0%
Volt Bidco, Inc.	(27)	SF	6.50%	10.80%	12/28/2023	8/11/2027	1,042	1,042	1,023	0.0%
Volt Bidco, Inc. (Revolver)	(19)	SF	6.50%	10.80%	8/11/2021	8/11/2027	956	—	—	0.0%
							113,266	86,693	85,944	3.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
Arax Midco, LLC	(9)(10)(12)	SF	5.00%	9.30%	4/11/2024	4/11/2029	12,087	$11,964	$12,087	0.5%
Arax Midco, LLC	(12)	SF	5.00%	9.33%	5/30/2025	4/11/2029	3,688	3,652	3,688	0.1%
Arax Midco, LLC (Delayed Draw)	(12)(19)(20)	SF	5.00%	9.30%	5/30/2025	4/11/2029	6,312	—	—	0.0%
Arax Midco, LLC (Delayed Draw)	(12)(19)(20)	SF	5.00%	9.33%	4/11/2024	4/11/2029	1,395	—	—	0.0%
Arax Midco, LLC (Revolver)	(12)(19)	SF	5.00%	9.30%	4/11/2024	4/11/2029	1,293	114	114	0.0%
Bench Walk Lead, LLC	(12)	SF	10.50%	14.80%	6/9/2023	6/14/2027	30,262	30,240	30,262	1.2%
Bench Walk Lead, LLC	(12)	SF	10.50%	14.80%	6/9/2023	6/14/2027	1,789	1,789	1,789	0.1%
Bench Walk Lead, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	15.00%	1/22/2025	1/22/2031	8,581	4,181	4,181	0.2%
BW 51f, L.P.	(12)	SF	8.00%	12.30%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.3%
Cpex Purchaser, LLC	(7)(9)	SF	6.00%	10.12%	8/26/2022	2/28/2030	36,000	35,413	36,108	1.4%
Cpex Purchaser, LLC		SF	5.50%	9.67%	3/26/2025	2/28/2030	6,448	6,385	6,467	0.3%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.67%	3/26/2025	2/28/2030	4,320	—	—	0.0%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.17%	9/30/2021	2/28/2030	4,061	4,058	4,070	0.2%
Cpex Purchaser, LLC (Revolver)	(19)	SF	6.00%	10.32%	9/30/2021	2/28/2030	13,935	3,484	3,484	0.1%
GC Champion Acquisition LLC	(7)	SF	5.00%	9.27%	8/19/2022	8/18/2028	12,773	12,625	12,804	0.5%
GC Champion Acquisition LLC	(6)	SF	5.00%	9.27%	8/19/2022	8/18/2028	3,548	3,548	3,557	0.1%
GC Champion Acquisition LLC	(6)	SF	5.00%	9.27%	8/1/2023	8/18/2028	10,644	10,427	10,670	0.4%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.27%	8/19/2024	8/18/2028	10,663	7,233	7,251	0.3%
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,357	3,238	3,238	0.1%
J2 BWA Funding LLC (Revolver)	(12)	n/a	n/a	10.00%	12/14/2020	12/24/2026	1,748	1,748	1,746	0.1%
Resolute Investment Managers, Inc.		SF	6.76%	11.06%	6/30/2025	4/30/2027	17,967	17,927	17,844	0.7%
SCP Intermediate Holdings, LLC	(8)(12)	SF	5.85%	10.18%	12/28/2022	12/28/2028	2,925	2,878	2,925	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	5.85%	10.18%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Slater Slater Schulman LLP		SF	7.50%	11.82%	12/6/2023	12/4/2026	18,875	18,875	18,875	0.7%
Tax Protection BuyCo, LLC	(10)(27)	SF	5.00%	9.30%	4/1/2025	4/1/2031	24,000	23,653	23,640	0.9%
Tax Protection BuyCo, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	4/1/2025	4/1/2031	4,706	—	—	0.0%
Tax Protection BuyCo, LLC (Revolver)	(19)	SF	5.00%	9.30%	4/1/2025	4/1/2031	5,882	—	—	0.0%
TEAM Public Choices, LLC	(6)	SF	5.15%	9.43%	8/23/2022	12/17/2027	4,446	4,326	4,430	0.2%
TEAM Public Choices, LLC	(11)	SF	5.26%	9.54%	1/25/2024	12/17/2027	1,477	1,472	1,472	0.1%
Tegra118 Wealth Solutions, Inc.	(12)	SF	4.00%	8.32%	3/6/2025	2/18/2027	1,776	1,773	1,761	0.1%
Transnetwork LLC	(11)(27)	SF	4.75%	9.05%	11/20/2023	12/29/2030	15,641	15,453	15,709	0.6%
							287,546	235,456	237,172	9.3%
FIRE: Real Estate
300 N. Michigan Mezz, LLC	(6)(12)	n/a	n/a	7.25% Cash/ 13.55% PIK	7/15/2020	7/15/2025	1,000	1,000	1,000	0.0%
Avison Young (USA) Inc.	(12)(21)(37)	SF	6.51%	10.84%	9/24/2024	3/12/2028	759	688	732	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.95%	12/22/2021	12/22/2027	7,240	7,172	7,240	0.3%
InsideRE, LLC	(9)	SF	5.65%	9.95%	12/22/2021	12/22/2027	2,813	2,813	2,813	0.1%
InsideRE, LLC (Delayed Draw)	(19)(20)	SF	5.65%	9.95%	3/7/2025	12/22/2027	769	384	384	0.0%
InsideRE, LLC (Revolver)	(19)	P	4.50%	12.00%	12/22/2021	12/22/2027	965	64	64	0.0%
Lessen LLC		SF	9.00%	5.75% Cash/ 7.55% PIK	1/5/2023	1/5/2028	8,745	8,552	8,728	0.4%
							22,291	20,673	20,961	0.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	5.00%	9.30%	6/7/2023	6/7/2029	9,800	$9,620	$9,829	0.4%
Animal Dermatology Group, Inc.		SF	5.00%	9.30%	6/7/2023	6/7/2029	3,691	3,691	3,702	0.2%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	1/11/2024	12/27/2025	8,716	3,352	3,362	0.1%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	10/28/2024	6/7/2029	5,769	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	5.00%	9.30%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	4.90%	9.22%	5/6/2021	5/6/2028	3,168	3,145	3,168	0.1%
Appriss Health, LLC (Revolver)	(19)	SF	4.90%	9.22%	5/6/2021	5/6/2028	433	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	6.50%	10.80%	7/17/2023	7/17/2029	30,000	29,330	30,288	1.2%
Bluesight, Inc.	(27)	SF	6.50%	10.80%	10/15/2024	7/17/2029	3,913	3,862	3,951	0.2%
Bluesight, Inc.	(11)	SF	6.50%	10.80%	12/31/2024	7/17/2029	26,087	25,741	26,337	1.0%
Bluesight, Inc. (Revolver)	(19)	SF	6.50%	10.80%	7/17/2023	7/17/2029	5,217	—	—	0.0%
Caravel Autism Health, LLC	(6)(11)	SF	4.75%	9.05%	6/11/2024	6/11/2030	17,865	17,599	18,044	0.7%
Caravel Autism Health, LLC		SF	4.75%	9.05%	6/11/2024	6/11/2030	7,714	7,714	7,791	0.3%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	4/16/2025	6/11/2030	10,286	3,646	3,683	0.1%
Caravel Autism Health, LLC (Revolver)	(19)	SF	4.75%	9.05%	6/11/2024	6/11/2030	9,000	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)	SF	6.85%	11.17%	6/30/2021	6/30/2026	13,209	13,144	12,945	0.5%
Dorado Acquisition, Inc.	(6)	SF	6.90%	11.20%	11/27/2022	6/30/2026	10,951	10,864	10,732	0.4%
Dorado Acquisition, Inc. (Revolver)	(19)	SF	6.85%	11.17%	6/30/2021	6/30/2026	1,670	—	—	0.0%
FH BMX Buyer, Inc.		SF	4.75%	9.05%	6/21/2024	6/21/2031	8,978	8,860	9,068	0.4%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	6/9/2025	6/21/2031	7,179	—	—	0.0%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	P	3.75%	11.25%	6/21/2024	6/21/2031	4,790	4,043	4,084	0.2%
Forest Buyer, LLC	(9)(27)	SF	5.00%	9.30%	8/19/2024	3/15/2030	21,137	20,993	21,349	0.8%
Forest Buyer, LLC	(6)(7)(11)	SF	5.00%	9.30%	3/15/2024	3/15/2030	14,355	14,056	14,499	0.6%
Forest Buyer, LLC (Revolver)	(19)	SF	5.00%	9.30%	3/15/2024	3/15/2030	2,719	—	—	0.0%
Golden State Buyer, Inc.	(8)	SF	4.85%	9.18%	8/25/2022	3/21/2027	9,486	9,375	9,486	0.4%
Helping Hands Childrens Services Management, LLC		SF	4.50%	8.80%	11/5/2024	11/5/2030	11,500	11,371	11,428	0.5%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.80%	11/5/2024	11/5/2030	4,600	—	—	0.0%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.50%	8.80%	11/5/2024	11/5/2030	2,300	—	—	0.0%
INH Buyer, Inc.	(21)	SF	8.50%	12.90% PIK	6/2/2025	2/27/2026	141	141	32	0.0%
INH Buyer, Inc. (Delayed Draw)	(19)(20)(21)	SF	7.00%	11.40% PIK	6/2/2025	10/31/2025	160	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.75%	9.28% Cash/ 2.75% PIK	2/6/2024	2/1/2029	4,321	4,227	4,154	0.2%
KL Moon Acquisition, LLC		SF	7.75%	9.28% Cash/ 2.75% PIK	2/1/2023	2/1/2029	10,078	9,889	9,687	0.4%
KL Moon Acquisition, LLC		SF	7.75%	9.28% Cash/ 2.75% PIK	2/1/2023	2/1/2029	2,009	2,009	1,931	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.75%	9.28% Cash/ 2.75% PIK	2/1/2023	2/1/2029	1,660	1,118	1,074	0.0%
Long Grove Pharmaceuticals, LLC		SF	8.00%	8.32% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,148	13,951	14,157	0.6%
Long Grove Pharmaceuticals, LLC (Delayed Draw)	(19)(20)	SF	8.00%	8.32% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	—	—	0.0%
NationsBenefits, LLC	(10)(11)(27)	SF	5.60%	9.92%	5/22/2025	8/26/2027	64,649	64,649	64,649	2.5%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.92%	4/25/2025	8/26/2027	16,546	—	—	0.0%
NationsBenefits, LLC (Revolver)	(19)	SF	5.60%	9.92%	4/25/2025	8/26/2027	7,219	2,888	2,888	0.1%
NBPT Acquisition LLC	(27)	SF	5.00%	9.30%	3/17/2025	3/1/2030	20,991	20,788	20,991	0.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NBPT Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	3/3/2025	3/1/2030	8,074	$—	$—	0.0%
NBPT Acquisition LLC (Revolver)	(19)	SF	5.00%	9.30%	3/3/2025	3/1/2030	2,360	—	—	0.0%
NQ PE Project Colosseum Midco Inc.	(6)(8)	SF	7.15%	11.45%	10/4/2022	10/4/2028	14,235	14,062	12,728	0.5%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	11.45%	10/4/2022	10/4/2028	1,825	—	—	0.0%
PAI Middle Tier, LLC	(27)	SF	4.75%	9.05%	2/21/2025	2/13/2032	17,750	17,499	17,772	0.7%
PAI Middle Tier, LLC (Revolver)	(19)	SF	4.75%	9.05%	2/13/2025	2/13/2032	3,765	—	—	0.0%
QF Holdings, Inc.	(10)	SF	4.85%	9.13%	3/26/2025	12/15/2027	908	904	908	0.0%
QF Holdings, Inc.	(10)	SF	4.75%	9.08%	12/15/2023	12/15/2027	905	896	905	0.0%
QF Holdings, Inc.	(7)	SF	4.75%	9.03%	9/19/2019	12/15/2027	4,527	4,527	4,527	0.2%
QF Holdings, Inc.	(7)	SF	4.75%	9.03%	12/15/2021	12/15/2027	4,346	4,315	4,346	0.2%
QF Holdings, Inc.	(7)	SF	4.75%	9.03%	9/19/2019	12/15/2027	905	905	905	0.0%
QF Holdings, Inc.	(7)	SF	4.75%	9.06%	8/21/2020	12/15/2027	905	905	905	0.0%
QF Holdings, Inc. (Revolver)	(19)	SF	4.75%	9.08%	9/19/2019	12/15/2027	1,092	73	73	0.0%
Ro Health, LLC	(27)	SF	5.00%	9.30%	2/21/2025	1/17/2031	4,000	3,945	4,016	0.2%
Ro Health, LLC (Revolver)	(19)	SF	5.00%	9.30%	1/17/2025	1/17/2031	1,067	—	—	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	9.93%	10/7/2022	10/5/2029	9,023	8,837	9,023	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	9.92%	4/1/2024	10/5/2029	10,135	9,971	10,135	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	9.93%	10/7/2022	10/5/2029	7,928	7,928	7,928	0.3%
SCP Eye Care Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.93%	4/1/2024	10/5/2029	20,525	1,562	1,562	0.1%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	9.93%	10/7/2022	10/5/2029	1,442	—	—	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	10.40%	12/29/2023	6/30/2028	21,128	20,832	21,128	0.8%
SDG Mgmt Company, LLC		SF	6.10%	10.40%	12/29/2023	6/30/2028	8,538	8,538	8,538	0.3%
SDG Mgmt Company, LLC		SF	5.85%	10.18%	12/6/2024	7/1/2028	11,858	11,858	11,792	0.5%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	5.85%	10.17%	12/6/2024	7/1/2028	9,905	2,416	2,403	0.1%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.40%	12/6/2024	7/1/2028	7,925	—	—	0.0%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	6.10%	10.40%	12/6/2024	7/1/2028	1,981	—	—	0.0%
Seran BioScience, LLC	(7)(8)	SF	5.50%	9.80%	12/31/2020	7/8/2027	1,915	1,911	1,915	0.1%
Seran BioScience, LLC	(10)(11)	SF	5.50%	9.74%	8/21/2023	7/8/2027	227	227	227	0.0%
Seran BioScience, LLC	(8)	SF	5.50%	9.76%	7/8/2022	7/8/2027	431	431	431	0.0%
Seran BioScience, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.80%	2/6/2025	7/8/2027	3,556	—	—	0.0%
Seran BioScience, LLC (Revolver)	(19)	SF	5.50%	9.80%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	10.17%	7/21/2023	12/30/2026	149	149	146	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	10.17%	12/30/2021	12/30/2026	3,677	3,651	3,585	0.1%
SIP Care Services, LLC (Revolver)		SF	5.85%	10.17%	12/30/2021	12/30/2026	760	760	741	0.0%
The Smilist DSO, LLC	(11)	SF	6.00%	10.30%	4/4/2024	4/4/2029	28,510	27,992	28,653	1.1%
The Smilist DSO, LLC		SF	6.00%	10.30%	4/4/2024	4/4/2029	7,708	7,708	7,746	0.3%
The Smilist DSO, LLC		SF	6.00%	10.30%	4/4/2024	4/4/2029	6,190	6,190	6,221	0.2%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	12/27/2024	4/4/2029	11,840	6,360	6,245	0.3%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	10.30%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.90%	11.18%	2/16/2022	2/16/2028	10,000	9,899	10,000	0.4%
TigerConnect, Inc.		SF	6.90%	7.80% Cash/ 3.38% PIK	11/19/2024	2/16/2028	571	564	571	0.0%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	7.80% Cash/ 3.38% PIK	11/19/2024	2/16/2028	23	9	9	0.0%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	11.18%	2/16/2022	2/16/2028	1,253	1,001	1,001	0.0%
TigerConnect, Inc. (Revolver)	(19)	SF	6.90%	11.18%	2/16/2022	2/16/2028	1,429	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	$29,783	$29,535	1.2%
WebPT, Inc.	(7)	SF	6.35%	10.68%	8/28/2019	1/18/2028	4,988	4,986	4,799	0.2%
WebPT, Inc. (Revolver)	(19)	P	5.25%	12.75%	8/28/2019	1/18/2028	521	454	437	0.0%
Xpress Wellness, LLC	(6)(8)	SF	5.50%	9.78%	5/8/2024	5/8/2030	39,800	39,125	37,943	1.5%
Xpress Wellness, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.76%	5/8/2024	5/8/2030	12,494	2,444	2,330	0.1%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.50%	9.78%	5/8/2024	5/8/2030	9,231	4,554	4,341	0.2%
							767,610	588,237	589,779	23.2%
High Tech Industries
3C Buyer LLC		SF	6.60%	10.90%	2/28/2025	11/20/2028	1,604	1,604	1,604	0.1%
3C Buyer LLC		SF	5.35%	9.67%	2/28/2025	11/20/2028	816	805	795	0.0%
3C Buyer LLC		SF	6.10%	10.40%	2/28/2025	11/20/2028	2,937	2,937	2,922	0.1%
3C Buyer LLC	(9)	SF	6.10%	10.40%	2/28/2025	11/20/2028	1,627	1,627	1,619	0.1%
3C Buyer LLC (Revolver)	(19)	SF	6.10%	10.41%	2/28/2025	11/20/2028	2,653	1,224	1,218	0.1%
Accelevation LLC	(11)	SF	5.00%	9.32%	1/2/2025	1/2/2031	14,000	13,808	14,056	0.6%
Accelevation LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.31%	1/2/2025	1/2/2031	5,250	441	443	0.0%
Accelevation LLC (Revolver)	(19)	SF	5.00%	9.33%	1/2/2025	1/2/2031	3,500	1,260	1,260	0.0%
Acquia Inc.	(7)	SF	7.15%	11.41%	11/1/2019	11/1/2026	15,430	15,407	15,429	0.6%
Acquia Inc.	(10)	SF	7.15%	11.41%	11/11/2023	11/1/2026	3,092	3,092	3,092	0.1%
Acquia Inc. (Revolver)		SF	7.15%	11.43%	11/1/2019	11/1/2026	588	588	588	0.0%
Arcserve Cayman Opco LP (Delayed Draw)	(19)(20)(21)	SF	8.11%	12.44% PIK	1/2/2024	1/2/2027	1,471	390	882	0.0%
Aston US Finco, LLC	(12)(40)	SF	4.36%	8.69%	3/4/2025	10/9/2026	18,998	18,502	18,334	0.7%
BTRS Holdings Inc.	(9)	SF	5.50%	9.80%	2/24/2025	12/15/2028	26,398	26,329	26,398	1.0%
BTRS Holdings Inc. (Revolver)	(19)	SF	5.50%	9.80%	2/24/2025	12/15/2028	4,510	2,255	2,255	0.1%
Cardinal Parent, Inc		SF	4.65%	8.95%	4/1/2025	11/12/2027	9,879	9,687	9,650	0.4%
Catalyst Data Holdings, Inc.	(10)	SF	5.25%	9.55%	12/20/2024	12/20/2030	16,500	16,273	16,500	0.7%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	12/20/2024	12/20/2030	9,900	233	233	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	12/20/2024	12/20/2030	759	129	129	0.0%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	5.25%	9.53%	12/20/2024	12/20/2030	3,300	—	—	0.0%
Cloud for Good, LLC	(10)	SF	4.75%	9.05%	3/21/2025	3/21/2031	17,456	17,244	17,456	0.7%
Cloud for Good, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	3/21/2025	3/21/2031	12,500	—	—	0.0%
Cloud for Good, LLC (Revolver)	(19)	SF	4.75%	9.05%	3/21/2025	3/21/2031	4,000	—	—	0.0%
Douglas Holdings, Inc.	(9)	SF	6.13%	10.05% Cash/ 0.38% PIK	8/27/2024	8/27/2030	24,912	24,586	24,943	1.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.13%	10.05% Cash/ 0.38% PIK	8/27/2024	8/27/2030	5,416	650	651	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.13%	10.05% Cash/ 0.38% PIK	8/27/2024	8/27/2026	3,076	1,174	1,176	0.0%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.05%	8/27/2024	8/27/2030	2,166	—	—	0.0%
Drawbridge Partners, LLC	(7)	SF	6.25%	10.58%	9/1/2022	9/1/2028	15,000	14,821	15,000	0.6%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.58%	9/1/2022	9/1/2028	4,370	3,974	3,974	0.2%
Drawbridge Partners, LLC (Revolver)	(19)	SF	6.25%	10.58%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Einstein Parent, INC.	(10)(27)	SF	6.50%	10.77%	3/26/2025	1/22/2031	36,133	35,466	36,133	1.4%
Einstein Parent, INC. (Revolver)	(19)	SF	6.50%	10.77%	1/22/2025	1/22/2031	3,738	—	—	0.0%
Fortra, LLC	(11)	SF	4.00%	8.28%	12/11/2023	11/19/2026	14,748	14,446	14,089	0.6%
Freedom U.S. Acquisition Corporation	(9)(10)(27)	SF	5.75%	10.05%	9/27/2024	9/27/2030	50,873	50,080	51,300	2.0%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	10.05%	9/27/2024	9/27/2030	5,100	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Fueled Digital Media, LLC		SF	7.61%	10.94% Cash/ 1.00% PIK	11/1/2022	11/1/2027	5,657	$5,583	$5,615	0.2%
Fueled Digital Media, LLC		SF	7.61%	10.94% Cash/ 1.00% PIK	11/1/2022	11/1/2027	498	498	495	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	7.61%	11.94%	11/1/2022	11/1/2027	807	726	721	0.0%
Gainsight, Inc.		SF	5.90%	10.23%	4/1/2025	7/30/2027	27,135	27,019	26,999	1.1%
Hostaway Midco Oy	(6)(12)(37)	SF	5.50%	9.82%	2/26/2025	2/26/2031	25,000	24,655	25,000	1.0%
Hostaway Midco Oy (Delayed Draw)	(12)(19)(20)(37)	SF	5.50%	9.82%	2/26/2025	2/26/2031	5,000	—	—	0.0%
Hostaway Midco Oy (Revolver)	(12)(19)(37)	SF	5.50%	9.82%	2/26/2025	2/26/2031	4,167	—	—	0.0%
Jobnimbus Holdings, LLC	(9)(11)(27)	SF	5.25%	9.57%	12/12/2024	11/6/2030	32,000	31,572	32,000	1.3%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	11/6/2024	11/6/2030	7,111	—	—	0.0%
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	9.57%	11/6/2024	11/6/2030	5,333	—	—	0.0%
Medallia, Inc.	(7)	SF	6.60%	6.82% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,506	12,387	11,155	0.4%
Mindbody, Inc.		SF	6.15%	10.43%	6/24/2025	9/30/2027	690	690	689	0.0%
Mindbody, Inc.		SF	6.15%	10.43%	6/24/2025	9/30/2027	22,655	22,655	22,609	0.9%
Mindbody, Inc. (Revolver)	(19)	SF	6.15%	10.43%	6/24/2025	9/30/2027	2,305	—	—	0.0%
Mission Critical Group, LLC		SF	6.00%	10.28%	6/18/2025	4/17/2030	7,004	6,935	6,934	0.3%
Mission Critical Group, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.28%	6/18/2025	4/17/2030	2,906	—	—	0.0%
Mission Critical Group, LLC (Revolver)	(19)	SF	6.00%	10.28%	6/18/2025	4/17/2030	1,211	—	—	0.0%
Nasuni Corporation	(9)(11)	SF	5.00%	9.31%	9/10/2024	9/10/2030	15,000	14,802	15,150	0.6%
Nasuni Corporation (Revolver)	(19)	SF	5.00%	9.31%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Oranje Holdco, Inc.	(6)	SF	7.25%	11.53%	4/20/2024	2/1/2029	29,053	29,053	29,090	1.1%
Oranje Holdco, Inc.	(6)(9)	SF	7.75%	12.03%	2/1/2023	2/1/2029	14,000	13,767	14,140	0.6%
Oranje Holdco, Inc. (Revolver)	(19)	SF	7.75%	12.03%	2/1/2023	2/1/2029	1,750	—	—	0.0%
Optomi, LLC	(6)(9)	SF	5.40%	9.70%	12/13/2022	12/16/2027	5,541	5,449	5,541	0.2%
Optomi, LLC	(7)(9)	SF	5.40%	9.70%	12/16/2021	12/16/2027	13,061	12,939	13,061	0.5%
Optomi, LLC (Revolver)	(19)	SF	5.40%	9.70%	12/16/2021	12/16/2027	3,189	1,063	1,063	0.0%
Reorganized Mobileum AcquisitionCo, LLC	(6)(21)	SF	6.00%	5.31% Cash/ 5.00% PIK	1/13/2025	9/12/2029	911	871	850	0.0%
Securly, Inc.	(7)	SF	7.10%	11.38%	4/20/2022	4/22/2027	3,703	3,671	3,702	0.1%
Securly, Inc.	(7)	SF	7.10%	11.40%	4/22/2021	4/22/2027	8,400	8,339	8,400	0.3%
Securly, Inc.	(7)	SF	7.10%	11.43%	4/22/2021	4/22/2027	1,938	1,938	1,938	0.1%
Securly, Inc.	(9)	SF	7.10%	11.43%	4/20/2022	4/22/2027	2,488	2,488	2,488	0.1%
Securly, Inc.	(9)	SF	7.10%	11.43%	2/24/2025	4/22/2027	457	449	457	0.0%
Securly, Inc. (Revolver)		SF	7.10%	11.43%	4/22/2021	4/22/2027	1,615	1,615	1,615	0.1%
Signiant Inc.	(11)	SF	5.00%	9.30%	12/23/2024	12/23/2030	15,000	14,794	15,000	0.6%
Signiant Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	12/23/2024	12/23/2030	3,000	—	—	0.0%
Signiant Inc. (Revolver)	(19)	SF	5.00%	9.30%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	5.75%	9.92%	6/16/2023	6/15/2029	1,960	1,917	1,894	0.1%
Sparq Holdings, Inc.		SF	5.75%	10.05%	6/27/2024	6/25/2029	429	426	415	0.0%
Sparq Holdings, Inc.		SF	5.75%	10.05%	6/16/2023	6/15/2029	439	439	424	0.0%
Sparq Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.92%	6/27/2024	6/25/2029	578	—	—	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	10.05%	6/16/2023	6/15/2029	409	232	224	0.0%
Tiugo Group Holdings Corp	(10)(11)(27)	SF	5.50%	9.80%	3/28/2025	3/28/2031	65,892	64,931	65,892	2.6%
Tiugo Group Holdings Corp (Delayed Draw)	(19)(20)	SF	5.50%	9.80%	3/28/2025	3/28/2031	13,178	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(19)	SF	5.50%	9.80%	3/28/2025	3/28/2031	6,589	—	—	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	9.47%	12/9/2022	12/9/2030	22,000	21,717	22,000	0.9%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.41%	12/9/2022	12/9/2030	6,947	4,226	4,226	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.41%	11/25/2024	12/9/2030	1,350	$—	$—	0.0%
Unanet, Inc. (Revolver)	(19)	SF	5.25%	9.41%	12/9/2022	12/9/2030	4,316	—	—	0.0%
Varicent Intermediate Holdings Corporation	(12)(36)	SF	5.75%	6.92% Cash/ 3.13% PIK	8/23/2024	8/22/2031	27,822	27,481	28,027	1.1%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	2.63%	6.92%	8/23/2024	8/22/2031	5,124	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(36)	n/a	n/a	5.50%	8/23/2024	8/22/2031	4,443	—	—	0.0%
Velociti, LLC	(9)(11)	SF	5.25%	9.57%	1/13/2025	1/10/2030	12,000	11,753	12,000	0.5%
Velociti, LLC (Revolver)	(19)	SF	5.25%	9.57%	1/13/2025	1/10/2030	3,789	—	—	0.0%
Watchguard Technologies, Inc.	(6)	SF	5.25%	9.58%	8/17/2022	6/29/2029	20,572	19,656	20,444	0.8%
ZI Intermediate II, Inc.	(6)	SF	6.50%	10.78%	5/13/2024	5/13/2030	57,250	56,154	57,193	2.3%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	6.50%	10.78%	5/13/2024	5/13/2030	4,771	—	—	0.0%
							901,158	731,922	739,580	29.1%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	9.92%	11/24/2021	11/24/2026	15,581	15,482	15,581	0.6%
95 Percent Buyer, LLC (Revolver)	(19)	SF	5.60%	9.92%	11/24/2021	11/24/2026	809	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	6.10%	10.42%	10/21/2022	10/20/2028	4,888	4,811	4,888	0.2%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	6.10%	10.42%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	9.90%	10/11/2022	7/1/2027	36,734	36,404	36,734	1.5%
DRI Holding Inc.		SF	5.35%	9.68%	4/2/2025	5/31/2026	2,966	2,959	2,939	0.1%
EverService Midco, LLC	(6)(8)(10)(11)	SF	5.00%	9.32%	8/28/2024	6/28/2030	38,826	38,153	38,943	1.5%
EverService Midco, LLC (Revolver)	(19)	SF	5.00%	9.32%	6/28/2024	6/28/2030	8,919	—	—	0.0%
Gas Media Holdings, LLC	(10)(27)	SF	5.00%	9.28%	4/17/2025	4/17/2031	57,000	56,168	56,145	2.2%
Gas Media Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.28%	4/17/2025	4/17/2031	12,214	—	—	0.0%
Gas Media Holdings, LLC (Revolver)	(19)	SF	5.00%	9.28%	4/17/2025	4/17/2031	5,302	—	—	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	9.46% Cash/ 2.37% PIK	12/30/2022	12/29/2028	13,923	13,650	13,320	0.5%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	9.46% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	—	—	0.0%
OWL Acquisition, LLC		SF	4.75%	9.03%	4/17/2025	4/17/2032	17,249	17,039	17,278	0.7%
OWL Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.03%	4/17/2025	4/17/2032	1,570	—	—	0.0%
OWL Acquisition, LLC (Revolver)	(19)	SF	4.75%	9.03%	4/17/2025	4/17/2032	3,403	110	110	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	6.10%	10.40%	12/9/2022	12/9/2028	11,730	11,539	11,730	0.5%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	6.10%	10.40%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevant Industrial, LLC		SF	4.75%	9.05%	5/16/2025	5/16/2031	17,500	17,283	17,281	0.7%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	5/16/2025	5/16/2031	7,609	—	—	0.0%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	5/16/2025	5/16/2031	3,804	—	—	0.0%
Relevant Industrial, LLC (Revolver)	(19)	SF	4.75%	9.05%	5/16/2025	5/16/2031	3,043	—	—	0.0%
Relevate Health Group, LLC		SF	6.35%	10.67%	9/9/2024	12/31/2026	1,109	1,096	1,104	0.0%
Relevate Health Group, LLC	(7)(9)	SF	6.35%	10.67%	11/20/2020	12/31/2026	1,915	1,912	1,906	0.1%
Relevate Health Group, LLC	(8)(9)	SF	6.35%	10.67%	3/28/2022	12/31/2026	5,105	5,094	5,081	0.2%
Relevate Health Group, LLC	(8)	SF	6.35%	10.67%	11/20/2020	12/31/2026	857	857	853	0.0%
Relevate Health Group, LLC (Revolver)	(19)	SF	6.35%	10.67%	11/20/2020	12/31/2026	789	368	368	0.0%
Spherix Global Inc.	(7)	SF	6.36%	10.69%	12/22/2021	12/22/2026	3,146	3,127	3,079	0.1%
Spherix Global Inc. (Revolver)	(19)	SF	6.36%	10.69%	12/22/2021	12/22/2026	500	—	—	0.0%
Touchmath Acquisition LLC	(11)	SF	5.75%	10.07%	2/28/2024	2/28/2030	9,900	9,739	9,269	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Touchmath Acquisition LLC (Revolver)	(19)	SF	5.75%	10.07%	2/28/2024	2/28/2030	1,429	$—	$—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.00%	10.33%	1/28/2020	1/28/2027	5,541	5,541	5,549	0.2%
XanEdu Publishing, Inc.	(8)	SF	6.00%	10.33%	8/31/2022	1/28/2027	2,202	2,202	2,205	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	6.00%	10.33%	1/28/2020	1/28/2027	977	—	—	0.0%
							301,284	243,534	244,363	9.6%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.59% PIK	2/15/2024	1/31/2028	228	228	427	0.0%
							228	228	427	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	(9)(10)	SF	6.11%	10.44%	4/8/2025	12/4/2027	32,918	32,918	32,605	1.3%
Attom Intermediate Holdco, LLC (Delayed Draw)	(19)(20)	SF	6.11%	10.44%	4/8/2025	12/4/2027	15,278	—	—	0.0%
Attom Intermediate Holdco, LLC (Revolver)	(19)	SF	6.11%	10.44%	4/8/2025	12/4/2027	3,972	—	—	0.0%
Chess.com, LLC	(7)(8)	SF	6.10%	10.40%	12/31/2021	12/31/2027	12,577	12,458	12,578	0.5%
Chess.com, LLC (Revolver)	(19)	SF	6.10%	10.40%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)	SF	6.75%	11.03%	2/28/2019	11/28/2025	1,065	1,065	1,066	0.0%
Crownpeak Technology, Inc.	(7)	SF	6.75%	11.03%	2/28/2019	11/28/2025	16	16	16	0.0%
Crownpeak Technology, Inc.	(7)	SF	6.75%	11.03%	9/27/2022	11/28/2025	335	335	335	0.0%
Crownpeak Technology, Inc.	(9)	SF	6.75%	11.03%	9/27/2022	11/28/2025	887	887	888	0.0%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	11.03%	2/28/2019	11/28/2025	125	125	125	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.26%	9.59%	7/15/2024	7/15/2028	553	512	553	0.0%
Sports Operating Holdings II, LLC	(6)	SF	5.85%	10.18%	11/3/2022	11/3/2027	4,862	4,799	4,863	0.2%
Sports Operating Holdings II, LLC		SF	5.85%	10.18%	11/3/2022	11/3/2027	3,965	3,965	3,965	0.2%
Sports Operating Holdings II, LLC (Revolver)	(19)	SF	5.85%	10.18%	11/3/2022	11/3/2027	1,731	—	—	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	9.83%	3/26/2024	7/10/2026	14,233	14,162	13,948	0.6%
Streamland Media MidCo LLC	(21)	SF	5.76%	10.06%	6/30/2025	3/30/2029	916	914	917	0.0%
Streamland Media MidCo LLC (Revolver)	(19)(21)	SF	5.76%	10.07%	4/11/2025	3/30/2029	132	53	53	0.0%
Touchtunes Music Group, LLC		SF	4.75%	9.05%	6/30/2025	3/30/2029	4,755	4,701	4,605	0.2%
							99,733	76,910	76,517	3.0%
Retail
Rita's Franchise Company, LLC	(11)	SF	5.00%	9.32%	12/9/2024	11/15/2030	14,676	14,513	14,669	0.6%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	5.00%	9.32%	11/15/2024	11/15/2030	1,799	—	—	0.0%
							16,475	14,513	14,669	0.6%
Services: Business
A360, Inc.	(11)	SF	5.50%	9.80%	12/19/2024	12/19/2030	10,474	10,331	10,448	0.4%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.83%	12/19/2024	12/19/2030	4,437	—	—	0.0%
A360, Inc. (Revolver)	(19)	SF	5.50%	9.83%	12/19/2024	12/19/2030	2,218	887	885	0.0%
Aligned Exteriors Group Holdco, LLC	(11)	SF	5.00%	9.30%	12/13/2024	12/13/2029	13,930	13,712	13,770	0.5%
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	12/13/2024	12/13/2029	10,000	—	—	0.0%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.00%	9.30%	12/13/2024	12/13/2029	1,667	—	—	0.0%
Ambient Enterprises Holdco, LLC	(27)	SF	5.75%	10.05%	2/21/2025	6/30/2030	19,214	18,954	19,398	0.8%
Ambient Enterprises Holdco, LLC	(27)	SF	5.75%	10.05%	2/21/2025	6/30/2030	5,341	5,268	5,392	0.2%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	12/31/2024	6/30/2030	3,789	1,966	1,985	0.1%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.75%	10.05%	12/31/2024	12/8/2029	1,528	938	938	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Aras Corporation	(6)(9)	SF	5.50%	9.80%	4/13/2021	4/13/2029	5,273	$5,244	$5,325	0.2%
Aras Corporation (Revolver)	(19)	SF	5.50%	9.80%	4/13/2021	4/13/2029	726	278	278	0.0%
ASG III, LLC	(6)(11)	SF	6.50%	10.78%	10/31/2023	10/31/2029	20,000	19,611	20,175	0.8%
ASG III, LLC	(27)	SF	6.50%	10.78%	10/31/2023	10/31/2029	8,421	8,421	8,495	0.3%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.53%	8/30/2024	10/31/2029	18,235	6,291	6,291	0.3%
ASG III, LLC (Revolver)	(19)	SF	6.50%	10.78%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC	(6)(9)(11)	SF	6.00%	10.30%	12/27/2023	12/27/2029	16,000	15,742	16,110	0.6%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.30%	12/27/2023	12/27/2029	4,800	1,600	1,611	0.1%
Bloomerang, LLC (Revolver)	(19)	SF	6.00%	10.32%	12/27/2023	12/27/2029	3,200	800	800	0.0%
Buck Design LLC	(10)	SF	4.50%	8.82%	6/11/2025	6/2/2031	10,000	9,902	9,900	0.4%
Buck Design LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.82%	6/2/2025	6/2/2031	7,843	—	—	0.0%
Buck Design LLC (Revolver)	(19)	SF	4.50%	8.82%	6/2/2025	6/2/2031	3,922	—	—	0.0%
Cdata Software, Inc.	(9)(11)	SF	5.75%	10.05%	7/18/2024	7/18/2030	45,950	45,246	46,065	1.8%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.05%	7/18/2024	7/18/2030	4,255	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	10.05%	7/18/2024	7/18/2030	5,956	2,340	2,346	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	5.75%	10.05%	7/18/2024	7/18/2030	5,106	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.25%	10.42%	9/15/2023	9/14/2029	36,000	35,316	35,964	1.4%
Cosmos Bidco, Inc.	(27)	SF	6.25%	10.42%	9/15/2023	9/14/2029	6,750	6,750	6,743	0.3%
Cosmos Bidco, Inc.	(27)	SF	6.25%	10.42%	3/28/2025	9/14/2029	18,827	18,645	18,808	0.7%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.42%	3/28/2025	9/14/2029	5,379	—	—	0.0%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.42%	5/17/2024	9/14/2029	12,000	4,114	4,110	0.2%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.25%	10.42%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	5.75%	10.08%	8/29/2023	8/29/2029	20,000	19,619	20,200	0.8%
E-Discovery Acquireco, LLC	(6)	SF	5.25%	9.58%	5/3/2024	8/29/2029	3,273	3,246	3,281	0.1%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	5.75%	10.08%	8/29/2023	8/29/2029	2,727	909	909	0.0%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.60%	10.90%	9/21/2021	12/29/2028	13,576	13,467	13,525	0.5%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.60%	10.90%	9/21/2021	12/29/2028	1,056	1,056	1,052	0.0%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.60%	10.90%	3/28/2024	12/29/2028	2,222	2,222	2,214	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.60%	10.90%	5/4/2023	12/29/2028	1,687	1,687	1,681	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	6.60%	10.90%	5/12/2025	12/29/2028	1,922	577	577	0.0%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(36)	SF	6.60%	10.90%	9/21/2021	12/29/2028	2,067	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	5.60%	9.93%	12/8/2022	12/8/2027	11,773	11,596	11,773	0.5%
Edustaff, LLC (Revolver)	(19)	SF	5.60%	9.93%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Hart Halsey, LLC		SF	5.25%	9.57%	6/25/2025	6/25/2031	7,500	7,425	7,425	0.3%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	6/25/2025	6/25/2031	5,100	—	—	0.0%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.57%	6/25/2025	6/25/2031	7,500	—	—	0.0%
Hart Halsey, LLC (Revolver)	(19)	SF	5.25%	9.57%	6/25/2025	6/25/2031	2,250	1,500	1,485	0.1%
Huckabee Acquisition, LLC	(6)(8)(10)	SF	5.25%	9.55%	1/16/2024	1/16/2030	29,625	29,144	29,625	1.2%
Huckabee Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	1/16/2024	1/16/2030	6,522	—	—	0.0%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.55%	1/16/2024	1/16/2030	3,913	—	—	0.0%
iCIMS, Inc.	(7)	SF	6.25%	10.53%	10/24/2022	8/18/2028	8,000	7,914	7,990	0.3%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.50%	9.80%	12/27/2023	12/27/2029	14,775	14,539	14,834	0.6%
Interstate BidCo, LLC	(11)	SF	5.50%	9.83%	12/9/2024	12/27/2029	7,136	7,042	7,165	0.3%
Interstate BidCo, LLC		SF	5.50%	9.83%	12/27/2023	12/27/2029	8,234	8,234	8,267	0.3%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.80%	11/19/2024	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.50%	9.80%	12/27/2023	12/27/2029	3,125	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.25%	9.58%	12/9/2024	11/13/2030	9,950	9,793	9,839	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.58%	11/14/2024	11/13/2030	799	$—	$—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.25%	9.58%	11/14/2024	11/13/2030	2,398	—	—	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	10.95%	12/9/2022	12/11/2028	2,933	2,895	2,924	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.95%	12/9/2022	12/11/2028	941	941	938	0.0%
Kingsley Gate Partners, LLC		SF	6.65%	10.95%	12/9/2022	12/11/2028	1,361	1,361	1,357	0.1%
Kingsley Gate Partners, LLC (Revolver)		SF	6.60%	10.92%	12/9/2022	12/11/2028	1,200	1,200	1,196	0.1%
Milrose Consultants, LLC	(6)(8)(10)	SF	6.65%	10.98%	8/31/2023	8/31/2028	44,213	43,390	44,367	1.7%
Milrose Consultants, LLC	(27)	SF	6.60%	10.93%	10/25/2024	8/31/2028	1,595	1,587	1,601	0.1%
Milrose Consultants, LLC	(27)	SF	6.60%	10.93%	12/2/2024	8/31/2028	3,549	3,489	3,561	0.1%
Milrose Consultants, LLC (Revolver)	(19)	SF	6.60%	10.93%	8/31/2023	8/31/2028	2,308	462	462	0.0%
MYOB US Borrower, LLC (fka ETA Australia Holdings III Pty Ltd and MYOB US Borrower LLC)	(12)(25)(35)	BB	5.50%	9.21%	6/6/2025	5/29/2030	26,324	25,573	25,798	1.0%
Talent Systems, LLC (fka Moonraker Acquisitionco LLC)	(6)	SF	5.75%	9.87%	9/30/2022	8/4/2028	6,825	6,747	6,825	0.3%
Talent Systems, LLC (fka Moonraker Acquisitionco LLC) (Revolver)	(19)	SF	5.75%	9.87%	9/30/2022	8/4/2028	933	47	47	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	10.13%	11/15/2023	11/30/2027	13,124	12,961	13,138	0.5%
NFM & J, L.P. (Delayed Draw)	(19)(20)	SF	5.85%	10.18%	11/15/2023	11/30/2027	7,408	823	823	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	12.25%	11/15/2023	11/30/2027	5,273	1,187	1,187	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.59%	8/16/2024	8/16/2029	7,444	7,315	7,440	0.3%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.00%	10.28%	8/16/2024	8/16/2029	1,591	682	681	0.0%
Onix Networking Corp.		SF	5.25%	9.55%	5/9/2025	10/2/2029	4,489	4,489	4,489	0.2%
Onix Networking Corp.	(6)(8)	SF	5.25%	9.55%	10/2/2023	10/2/2029	14,775	14,545	14,775	0.6%
Onix Networking Corp. (Revolver)	(19)	SF	5.25%	9.55%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	5.00%	9.30%	12/20/2024	12/20/2030	12,968	12,790	12,981	0.5%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	12/20/2024	12/20/2030	3,009	—	—	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	5.00%	9.30%	12/20/2024	12/20/2030	1,204	—	—	0.0%
Parkhub, Inc.	(6)	SF	6.50%	10.80%	4/9/2024	4/9/2030	16,369	16,096	16,369	0.6%
Parkhub, Inc.	(12)(23)	SF	6.75%	11.05%	4/9/2024	4/9/2030	37,076	33,667	37,076	1.5%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.80%	4/9/2024	4/9/2030	16,833	2,895	2,895	0.1%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.80%	4/9/2024	4/9/2030	1,762	507	507	0.0%
Parkhub, Inc. (Delayed Draw)	(12)(19)(20)(23)	SF	6.75%	11.05%	4/9/2024	4/9/2030	3,639	997	1,060	0.0%
Parkhub, Inc. (Revolver)	(19)	SF	5.75%	10.03%	4/9/2024	4/9/2030	6,733	2,020	2,020	0.1%
PC Pest Buyer, LLC	(6)(8)	SF	4.75%	9.03%	6/20/2024	6/20/2030	13,930	13,722	13,972	0.6%
PC Pest Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.08%	6/20/2024	6/20/2030	41,928	18,126	18,180	0.7%
PC Pest Buyer, LLC (Revolver)	(19)	SF	4.75%	9.08%	6/20/2024	6/20/2030	8,400	—	—	0.0%
PRGX Global, Inc.	(11)	SF	5.50%	9.80%	12/20/2024	12/20/2030	36,330	35,840	36,192	1.4%
PRGX Global, Inc. (Revolver)	(19)	SF	5.50%	9.80%	2/20/2025	12/20/2030	4,345	1,535	1,535	0.1%
Project Accelerate Parent, LLC		SF	5.25%	9.57%	2/22/2024	2/22/2031	11,756	11,664	11,756	0.5%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	9.57%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	7.85%	7.67% Cash/ 4.50% PIK	12/8/2022	12/8/2027	6,177	5,737	4,994	0.2%
Prototek LLC (Revolver)	(19)(21)	SF	7.85%	7.67% Cash/ 4.50% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	9.58%	8/6/2024	8/6/2030	7,444	7,310	7,474	0.3%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	9.58%	8/6/2024	8/6/2030	7,107	7,107	7,136	0.3%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	9.58%	3/12/2025	8/6/2030	5,153	5,054	5,174	0.2%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.25%	9.58%	8/6/2024	8/6/2030	2,679	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.18%	6/17/2024	9/30/2027	43,546	$43,546	$43,242	1.7%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.18%	6/17/2024	9/30/2027	13,520	13,519	13,425	0.5%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.18%	6/17/2024	9/30/2027	13,355	13,355	13,262	0.5%
Signal 88, LLC	(6)	SF	6.50%	10.82%	6/3/2024	6/3/2029	23,324	23,039	23,411	0.9%
Sunstates Security, LLC		SF	4.50%	8.82%	8/9/2024	8/9/2030	20,000	19,737	20,200	0.8%
Sunstates Security, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.82%	8/9/2024	8/9/2030	13,333	—	—	0.0%
Symplr Software, Inc.		SF	4.60%	8.88%	3/31/2025	2/9/2031	3,870	3,640	3,538	0.1%
Teneo Holdings LLC	(11)	SF	4.75%	9.08%	10/18/2024	3/13/2031	8,153	8,091	8,243	0.3%
Thryv, Inc.	(12)	SF	6.75%	11.08%	5/15/2024	5/1/2029	7,000	6,944	7,039	0.3%
TIC Bidco Limited	(12)(23)(40)	SN	5.00%	9.21%	6/12/2024	6/14/2031	15,709	14,429	15,729	0.6%
TIC Bidco Limited	(12)(23)(40)	SN	5.00%	9.21%	2/3/2025	6/14/2031	2,142	1,924	2,145	0.1%
Valkyrie Buyer, LLC	(6)	SF	5.25%	9.55%	5/6/2024	5/6/2031	17,959	17,724	18,049	0.7%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.56%	5/6/2024	5/6/2031	2,316	2,090	2,100	0.1%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	5/6/2024	5/6/2031	3,088	—	—	0.0%
Valkyrie Buyer, LLC		SF	5.25%	9.55%	5/6/2024	5/6/2031	7,481	7,481	7,518	0.3%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.58%	11/8/2024	5/6/2031	6,667	618	621	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	11/8/2024	5/6/2031	3,333	—	—	0.0%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	5.25%	9.55%	5/6/2024	5/6/2031	3,509	1,684	1,684	0.1%
Vhagar Purchaser, LLC	(9)(10)	SF	5.50%	9.82%	6/5/2025	6/11/2031	29,333	29,333	29,333	1.2%
Vhagar Purchaser, LLC		SF	5.50%	9.82%	6/5/2025	6/11/2031	13,333	13,135	13,133	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.82%	6/5/2025	6/11/2031	6,667	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	5.50%	9.82%	6/5/2025	6/11/2031	2,667	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	5.75%	10.07%	8/14/2023	8/14/2029	16,500	16,126	16,492	0.7%
WPEngine, Inc. (Revolver)	(19)	SF	5.75%	10.07%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							1,190,544	913,502	927,773	36.5%
Services: Consumer
AMS Parent, LLC	(27)	SF	4.86%	9.19%	4/8/2024	10/25/2028	15,279	15,108	14,362	0.6%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.70%	12/28/2023	6/23/2028	4,925	4,837	4,940	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.70%	7/19/2023	6/23/2028	4,925	4,843	4,940	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.90%	10.20%	6/24/2022	6/23/2028	14,588	14,424	14,449	0.6%
Clydesdale Holdings, LLC	(11)	SF	5.90%	10.20%	6/24/2022	6/23/2028	20,749	20,749	20,552	0.8%
Clydesdale Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.90%	10.20%	6/20/2024	6/23/2028	8,307	3,507	3,474	0.1%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.90%	10.20%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	10.94%	11/8/2023	11/8/2028	8,946	8,785	9,035	0.4%
Expedited Travel, LLC (Revolver)	(19)	SF	6.61%	10.94%	11/8/2023	11/8/2028	1,500	—	—	0.0%
Express Wash Acquisition Company, LLC		SF	6.25%	10.46%	4/10/2025	4/10/2031	18,753	18,572	18,753	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.25%	10.46%	4/10/2025	4/10/2031	1,103	—	—	0.0%
Innovative Artists Entertainment, LLC	(27)	SF	5.25%	9.56%	3/21/2025	3/21/2031	22,250	21,932	22,170	0.9%
Innovative Artists Entertainment, LLC (Revolver)	(19)	SF	5.25%	9.56%	3/21/2025	3/21/2031	2,225	—	—	0.0%
Light Wave Dental Management, LLC		SF	5.50%	9.81%	5/13/2025	6/30/2029	2,947	2,890	2,919	0.1%
Light Wave Dental Management, LLC		SF	5.50%	9.80%	12/17/2024	6/29/2029	4,961	4,961	4,914	0.2%
Light Wave Dental Management, LLC		SF	5.50%	9.80%	7/16/2024	6/30/2029	529	516	524	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.50%	9.80%	6/30/2023	6/30/2029	26,950	26,349	26,694	1.0%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.50%	9.80%	6/30/2023	6/30/2029	4,753	1,996	1,977	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	10.30%	11/15/2023	11/15/2030	21,491	$21,141	$21,297	0.8%
Mammoth Holdings, LLC		SF	6.00%	10.30%	11/15/2023	11/15/2030	5,401	5,401	5,353	0.2%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	10.30%	11/15/2023	11/15/2029	2,727	545	540	0.0%
Russell Investments US Institutional Holdco, Inc.	(12)(34)	SF	6.50%	9.28% Cash/ 1.50% PIK	4/1/2025	5/30/2027	17,107	16,533	16,221	0.6%
Steel City Wash, LLC	(27)	SF	5.25%	9.55%	2/21/2025	2/5/2030	14,000	13,742	14,049	0.6%
Steel City Wash, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	2/5/2025	2/5/2030	3,158	—	—	0.0%
Steel City Wash, LLC (Revolver)	(19)	SF	5.25%	9.55%	2/5/2025	2/5/2030	1,579	—	—	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.83%	12/27/2023	12/27/2028	9,425	9,377	9,444	0.4%
The Black Tux, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.83%	12/27/2023	12/27/2028	1,905	582	584	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.83%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.80%	11/20/2024	11/20/2030	6,515	5,736	6,448	0.3%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.80%	11/20/2024	11/20/2030	19,939	17,559	19,733	0.8%
The Gersh Agency, LLC	(11)	SF	6.25%	10.55%	12/13/2024	11/20/2030	6,401	6,300	6,329	0.2%
The Gersh Agency, LLC	(11)	SF	6.25%	10.55%	12/13/2024	11/20/2030	13,551	13,336	13,398	0.5%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.55%	11/20/2024	11/20/2030	12,270	—	—	0.0%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.82%	11/20/2024	11/20/2030	2,947	1,853	2,041	0.1%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	10.55%	11/20/2024	11/20/2030	5,059	3,372	3,334	0.1%
The Hertz Corporation	(12)	SF	3.76%	8.04%	6/21/2024	6/30/2028	8,264	8,129	6,892	0.3%
The Hertz Corporation	(12)	SF	3.76%	8.04%	6/21/2024	6/30/2028	1,597	1,570	1,332	0.1%
Ultra Clean Holdco LLC	(10)(11)	SF	5.00%	9.30%	7/16/2024	7/1/2030	20,790	20,472	20,707	0.8%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.30%	7/16/2024	7/1/2030	7,479	3,729	3,715	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.00%	9.30%	7/16/2024	7/1/2030	3,000	—	—	0.0%
							354,762	298,846	301,120	11.8%
Telecommunications
American Broadband and Telecommunications Company LLC	(6)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	—	2,674	2,674	2,746	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	—	1,000	255	255	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(6)(21)	SF	6.00%	5.26% Cash/ 5.00% PIK	3/3/2025	3/3/2030	376	376	350	0.0%
Archtop Fiber Intermediate LLC		SF	6.25%	10.57%	4/1/2025	4/1/2030	25,658	25,166	25,145	1.0%
Archtop Fiber Intermediate LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.57%	4/1/2025	4/1/2030	39,342	—	—	0.0%
Calabrio, Inc.	(7)	SF	5.50%	9.83%	12/19/2023	4/16/2027	1,162	1,162	1,169	0.0%
Calabrio, Inc.	(7)	SF	5.50%	9.83%	4/16/2021	4/16/2027	7,920	7,850	7,920	0.3%
Calabrio, Inc. (Revolver)	(19)	SF	5.50%	9.83%	4/16/2021	4/16/2027	963	413	413	0.0%
DataOnline Corp.		SF	5.35%	9.68%	5/30/2025	11/13/2026	8,630	8,508	8,630	0.3%
DataOnline Corp.	(7)(8)(9)(10)(11)	SF	5.40%	9.73%	11/13/2019	11/13/2026	34,493	34,484	34,579	1.4%
DataOnline Corp. (Revolver)	(19)	SF	5.40%	9.70%	11/13/2019	11/13/2026	3,701	2,591	2,591	0.1%
EOS Finco S.A.R.L.	(8)(12)(21)(38)	SF	6.00%	10.17%	8/3/2022	10/6/2029	6,985	6,722	1,983	0.1%
MB Purchaser, LLC	(8)(10)	SF	4.75%	9.06%	1/3/2024	1/3/2030	14,813	14,577	14,813	0.6%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.06%	1/3/2024	1/3/2030	12,429	11,629	11,629	0.5%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	9.06%	1/3/2024	1/3/2030	2,500	—	—	0.0%
Patagonia Holdco LLC	(6)(12)	SF	5.75%	10.05%	8/5/2022	8/1/2029	14,588	12,760	11,944	0.5%
Radiate Holdco, LLC		SF	3.36%	7.69%	6/20/2025	10/30/2026	10,831	9,825	9,396	0.4%
							188,065	138,992	133,563	5.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
Dusk Acquisition II Corporation	(10)	SF	6.00%	10.30%	7/12/2024	7/12/2029	27,512	$27,054	$27,624	1.1%
Dusk Acquisition II Corporation		SF	6.00%	10.30%	11/29/2024	7/12/2029	36,991	36,340	37,141	1.5%
Epika Fleet Services, Inc.	(11)(27)	SF	5.25%	9.55%	5/20/2025	4/17/2031	49,932	49,323	49,307	1.9%
Epika Fleet Services, Inc.	(10)	SF	5.25%	9.58%	6/5/2025	4/17/2031	13,217	13,137	13,135	0.5%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.55%	4/17/2025	4/17/2031	17,998	—	—	0.0%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	5.25%	9.55%	4/17/2025	4/17/2031	9,936	—	—	0.0%
Fiasco Enterprises, LLC	(11)	SF	6.36%	10.69%	5/6/2022	5/6/2027	6,808	6,756	6,685	0.3%
Fiasco Enterprises, LLC	(6)(11)	SF	6.61%	10.94%	12/15/2022	5/6/2027	8,211	8,092	8,100	0.3%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.61%	10.94%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	5.00%	9.33%	11/1/2022	11/1/2029	16,619	16,311	16,661	0.6%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.33%	11/1/2022	11/1/2029	5,661	3,485	3,494	0.1%
Randys Holdings, Inc. (Revolver)	(19)	P	4.00%	11.50%	11/1/2022	11/1/2029	2,273	1,397	1,397	0.1%
RS Acquisition, LLC	(7)	SF	8.10%	10.42% Cash/ 2.00% PIK	12/13/2021	12/14/2026	11,218	11,147	10,002	0.4%
RS Acquisition, LLC		SF	8.10%	10.42% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,367	10,367	9,243	0.4%
RS Acquisition, LLC (Revolver)	(19)	SF	8.10%	10.42% Cash/ 2.00% PIK	12/13/2021	12/14/2026	1,313	934	832	0.0%
							219,806	184,343	183,621	7.2%
Wholesale
IF & P Holdings Company, LLC	(6)(8)	SF	5.63%	10.02%	10/6/2022	10/3/2028	23,270	22,915	22,867	0.9%
IF & P Holdings Company, LLC	(6)	SF	6.00%	10.40%	5/25/2023	10/3/2028	6,534	6,390	6,487	0.2%
IF & P Holdings Company, LLC		SF	5.25%	9.65%	7/30/2024	10/3/2028	1,101	1,088	1,070	0.0%
IF & P Holdings Company, LLC (Delayed Draw)	(19)(20)	SF	5.63%	10.02%	7/30/2024	10/3/2028	959	—	—	0.0%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.63%	10.02%	10/6/2022	10/3/2028	5,296	4,413	4,413	0.2%
S&S Holdings LLC	(6)(34)	SF	5.10%	9.42%	3/10/2021	3/10/2028	1,632	1,646	1,606	0.1%
							38,792	36,452	36,443	1.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							5,409,578	4,330,124	4,349,489	170.8%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	16.32%	11/3/2023	11/3/2026	1,000	1,000	997	0.0%
							1,000	1,000	997	0.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc.	(6)	SF	5.65%	9.92%	4/19/2022	4/19/2028	22,854	22,620	16,642	0.6%
							22,854	22,620	16,642	0.6%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	9.44%	12/3/2021	12/3/2026	9,203	9,152	9,203	0.4%
New Engen, Inc.	(7)(8)	SF	5.11%	9.44%	12/27/2021	12/3/2026	7,772	7,772	7,772	0.3%
New Engen, Inc.	(9)	SF	5.11%	9.44%	9/17/2024	12/3/2026	2,346	2,320	2,370	0.1%
							19,321	19,244	19,345	0.8%
Media: Diversified & Production
Park County Holdings, LLC		SF	6.75%	11.08%	11/29/2023	11/29/2029	44,721	44,224	44,967	1.8%
							44,721	44,224	44,967	1.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.68%	5/25/2022	5/25/2028	15,000	$14,830	$14,981	0.6%
ASG II, LLC		SF	6.40%	10.68%	5/25/2022	5/25/2028	2,250	2,250	2,247	0.1%
							17,250	17,080	17,228	0.7%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							105,146	104,168	99,179	3.9%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.30% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,847	1,845	1,568	0.1%
							1,847	1,845	1,568	0.1%
Automotive
First Brands Group, LLC	(8)(11)	SF	8.76%	13.04%	12/11/2023	3/30/2028	14,436	14,060	12,992	0.5%
							14,436	14,060	12,992	0.5%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	10.70% PIK	3/31/2025	8/11/2027	1,864	1,823	1,866	0.1%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	10.25% PIK	10/30/2024	8/11/2027	5,070	4,962	1,489	0.1%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	n/a	3/31/2025	8/11/2027	88	83	—	0.0%
Adept AG Holdings, LLC	(21)	SF	6.15%	10.45% PIK	3/31/2025	8/11/2027	1,484	1,473	1,484	0.1%
Adept AG Holdings, LLC	(21)	n/a	n/a	10.00% PIK	10/30/2024	8/11/2027	4,038	4,013	1,186	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	n/a	3/31/2025	8/11/2027	68	68	—	0.0%
							12,612	12,422	6,025	0.3%
Consumer Goods: Durable
Ivanti Software, Inc.		SF	4.75%	9.02%	5/13/2025	6/1/2029	4,482	3,577	3,686	0.1%
Ivanti Software, Inc.	(34)	SF	4.51%	8.79%	10/7/2024	12/1/2027	3,077	2,700	2,531	0.1%
							7,559	6,277	6,217	0.2%

Construction & Building
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	9.50%	13.83%	7/17/2024	2/9/2028	20,500	—	—	0.0%
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	6.35%	10.68%	7/17/2024	2/9/2028	20,500	2,943	2,943	0.1%
Jesse Studio Mezz, LLC (Delayed Draw)	(12)(19)(20)	SF	9.74%	14.07%	6/7/2024	6/7/2027	41,930	35,458	36,379	1.4%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	10.25%	14.56%	12/21/2023	1/15/2027	37,349	27,184	27,768	1.1%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	11.50%	15.81% PIK	12/21/2023	1/15/2027	13,647	10,189	10,366	0.4%
							133,926	75,774	77,456	3.0%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.11%	14.44% PIK	6/18/2024	6/18/2029	1,763	1,763	1,323	0.1%
							1,763	1,763	1,323	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(37)	SF	8.26%	6.09% Cash/ 6.50% PIK	4/26/2019	3/12/2029	1,892	$1,728	$979	0.0%
Avison Young (USA) Inc.	(12)(21)(37)	SF	8.26%	6.07% Cash/ 6.50% PIK	4/26/2019	3/12/2029	647	595	149	0.0%
KT Naples UB LLC (Delayed Draw)	(12)(19)(20)	SF	12.00%	17.00%	4/8/2024	4/8/2026	14,250	13,687	13,775	0.6%
Maltese Diplomat Owner 100 LLC (Delayed Draw)	(12)(19)(20)	SF	10.97%	15.29%	3/11/2025	3/11/2028	50,000	46,147	46,520	1.8%
RC & CY New Orleans Sole Member, LLC	(12)	SF	9.00%	13.31%	3/20/2025	3/10/2028	30,000	29,721	29,942	1.2%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,654	1,654	1,654	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	486	486	486	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	10,730	10,730	10,730	0.4%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	1,856	1,856	1,856	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	3,331	3,331	3,331	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	2,283	2,283	2,283	0.1%
							117,129	112,218	111,705	4.4%
Healthcare & Pharmaceuticals
INH Buyer, Inc.	(21)	SF	7.00%	11.40% PIK	6/30/2021	6/28/2028	5,042	5,011	1,152	0.0%
							5,042	5,011	1,152	0.0%
High Tech Industries
Arcserve Cayman Opco LP	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	968	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	430	401	489	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	440	401	501	0.0%
							1,858	1,770	990	0.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	477	477	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.54% PIK	7/31/2023	1/31/2028	503	503	133	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.54% PIK	7/31/2023	1/31/2028	152	152	40	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.54% PIK	9/8/2023	1/31/2028	265	265	70	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.54% PIK	7/31/2023	1/31/2028	396	396	—	0.0%
							2,092	2,092	243	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	10.09%	7/15/2024	10/15/2028	3,611	3,638	3,211	0.1%
Streamland Media MidCo LLC	(21)	SF	6.76%	11.06%	6/30/2025	3/30/2029	881	879	872	0.1%
							4,492	4,517	4,083	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							302,756	237,749	223,754	8.8%

Equity Investments (14)(15)(16)
Aerospace & Defense
MC Aviation Limited (6,990,330 units)		—	—	—	6/12/2025	—	—	6,990	6,990	0.3%
								6,990	6,990	0.3%
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(17)	—	—	—	8/2/2021	—	—	159	256	0.0%
								159	256	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(12)(17)	—	—	—	7/29/2021	—	—	$750	$—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Caputo Cheese Interco Corp. (2,777,778 Class A units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	2,778	2,778	0.1%
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	—	—	8	—	0.0%
								2,967	2,778	0.1%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	—	—	650	—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	—	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	—	—	—	—	0.0%
Tavoron Buyer Corp. (2,417,450 units)		—	—	—	1/22/2025	—	—	2,418	2,350	0.1%
								3,181	2,350	0.1%
Construction & Building
Harlem Acquisition, LLC (1,523,811 Class A units)		—	—	—	11/7/2024	—	—	1,524	1,474	0.0%
MEI Buyer LLC (2,275 units)		—	—	—	6/29/2023	—	—	2,275	4,439	0.2%
Mooring Primary, LLC (2,574 preferred units)		—	—	—	4/1/2025	—	—	2,574	3	0.0%
Mooring Primary, LLC (2,576 common units)		—	—	—	4/1/2025	—	—	3	2,574	0.1%
								6,376	8,490	0.3%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)		—	—	—	8/3/2021	—	—	169	—	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	—	—	1,567	—	0.0%
								1,736	—	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (2,162,506 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (31,764 shares of common stock)		—	—	—	6/18/2024	—	—	3,192	—	0.0%
								3,192	—	0.0%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(29)	—	—	—	3/4/2024	—	—	132	103	0.0%
								132	103	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	$67	$51	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	41	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	—	—	—	602	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	—	—	891	975	0.1%
								1,598	2,309	0.1%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	—	—	1,600	1,887	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(12)(17)	—	—	—	12/24/2020	—	—	—	54	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)(30)	—	—	—	4/29/2022	—	—	485	619	0.0%
Tax Protection BuyCo, LLC (1,159 common units)	(17)	—	—	—	4/1/2025	—	—	1,159	1,159	0.0%
								3,244	3,719	0.1%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(37)	n/a	n/a	12.50% PIK	9/1/2022	—	—	2,036	176	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(37)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	—	—	420	310	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	—	—	1,667	1,305	0.1%
Residential Homes for Rent LLC (736,539 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	—	—	3,183	2,818	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.6% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	—	943	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(12)(17)	—	—	—	7/2/2021	—	—	3	6,312	0.3%
								8,543	11,864	0.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	572	0.0%
Bluesight, Inc. (528 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	528	528	0.0%
Bluesight, Inc. (282,635 Class B common units)		—	—	—	7/17/2023	—	—	—	28	0.0%
Caravel Autism Health, LLC (3,781 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	—	—	3,781	3,781	0.2%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	—	—	—	527	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)		—	—	—	6/30/2021	—	—	578	453	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)		—	—	—	6/30/2021	—	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	110	0.0%
Forest Buyer, LLC (906 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	—	—	906	906	0.0%
Forest Buyer, LLC (906 Class B units)	(17)	—	—	—	3/15/2024	—	—	—	1,120	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
INH Buyer, Inc. (2,713,147 A-1 units)		—	—	—	12/16/2024	—	—	$—	$—	0.0%
INH Buyer, Inc. (3 preferred stock)		—	—	—	12/16/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	—	—	1,010	263	0.0%
NationsBenefits, LLC (369,827 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,421	0.2%
NationsBenefits, LLC (326,667 common units)	(17)	—	—	—	8/20/2021	—	—	468	2,813	0.1%
NBPT Acquisition LLC (4,421 preferred units)	(43)	—	—	—	3/3/2025	—	—	4,421	4,522	0.2%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)		—	—	—	10/4/2022	—	—	1,418	137	0.0%
Seran BioScience, LLC (26,666 common units)		—	—	—	7/30/2024	—	—	267	706	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	176	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	—	—	18,310	14,294	0.6%
								34,911	36,357	1.4%
High Tech Industries
Arcserve Cayman Opco LP (157,895 Class A common units)		—	—	—	3/16/2021	—	—	10,982	1,986	0.1%
Arcserve Cayman Opco LP (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	3,700	0.2%
Arcserve Cayman GP LLC (157,895 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(33)	—	—	—	12/13/2024	—	—	4,178	4,278	0.2%
Cloud for Good, LLC (5,000,000 common units)		—	—	—	3/21/2025	—	—	5,000	4,950	0.2%
Douglas Holdings, Inc. (573,847 Class A common units)		—	—	—	8/27/2024	—	—	574	614	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)		—	—	—	9/1/2022	—	—	652	828	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	—	—	790	841	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	—	—	278	600	0.0%
Recorded Future, Inc. (40,243 Class A units)		—	—	—	7/3/2019	—	—	—	7	0.0%
Reorganized Mobileum AcquisitionCo, LLC (37,185 shares of common stock)	(6)	—	—	—	9/12/2024	—	—	1,877	588	0.0%
Sparq Holdings, Inc. (600,000 common units)		—	—	—	6/15/2023	—	—	600	373	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	—	—	1,623	2,934	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	—	—	6,076	6,076	0.3%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	—	—	3,790	4,237	0.2%
								36,420	32,012	1.3%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(17)	—	—	—	12/31/2020	—	—	95	130	0.0%
								95	130	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	$385	$819	0.0%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	—	—	568	568	0.0%
Destination Media, Inc. (4,790 shares of common stock)		—	—	—	4/17/2025	—	—	4,790	4,790	0.2%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	443	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	—	—	5	67	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	—	—	369	208	0.0%
Relevant Industrial, LLC (4,877,048 units)		—	—	—	5/16/2025	—	—	4,877	4,877	0.2%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	36	0.0%
Relevate Health Group, LLC (96 Class B common units)		—	—	—	11/20/2020	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X common units)		—	—	—	11/14/2024	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	14	14	0.0%
Spherix Global Inc. (52 Class A-2 units)		—	—	—	6/10/2024	—	—	52	71	0.0%
Spherix Global Inc. (333 Class A units)		—	—	—	12/22/2021	—	—	333	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	224	0.0%
								11,971	12,117	0.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)		—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(17)	—	—	—	12/31/2021	—	—	188	130	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)	—	—	—	7/15/2024	—	—	1,525	1,046	0.1%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	—	—	1,205	427	0.0%
								2,918	1,603	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	—	—	$888	$812	0.0%
Argano, LLC (62,574 common units)	(17)	—	—	—	6/10/2021	—	—	317	471	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	—	—	1,999	2,730	0.1%
ecMarket Inc. and Conexiom US Inc. (18,328 Class C preferred shares)	(12)(36)	—	—	—	5/12/2025	—	—	32	63	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 Class B preferred shares)	(12)(36)	—	—	—	9/21/2021	—	—	723	283	0.0%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	—	—	591	1,066	0.1%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	—	—	800	800	0.0%
Northeast Contracting Company, LLC (5,364,700 Class A-2 units)	(17)	—	—	—	8/16/2024	—	—	5,365	5,200	0.2%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	—	—	2,000	2,061	0.1%
Parkhub, Inc. (1,178,344 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,684	1,675	0.1%
Rampart Exterior Services Buyer, Inc. (3,295 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	3,295	3,628	0.2%
Respida Software Equity CI LP (5,346,496 Series B Preferred Units)	(17)	—	—	—	4/9/2024	—	—	5,197	5,553	0.2%
Skillsoft Corp. (1,308 Class A shares)	(6)(12)(29)	—	—	—	6/11/2021	—	—	508	21	0.0%
								23,399	24,363	1.0%
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(17)	—	—	—	11/15/2023	—	—	—	2	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	8	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(17)	—	—	—	11/15/2023	—	—	—	11	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(17)	—	—	—	11/15/2023	—	—	169	13	0.0%
Express Wash Acquisition Company, LLC (41 Class A-1 preferred units)	(17)	—	—	—	4/10/2025	—	—	42	50	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(17)	—	—	—	1/4/2021	—	—	198	179	0.0%
IDIG Parent, LLC (34,043 Class X units)	(17)	—	—	—	6/23/2025	—	—	35	34	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment)	(17)(41)	—	—	—	3/21/2025	—	—	2,445	2,474	0.1%
Light Wave Dental Management, LLC (314,621 Class A units)	(17)	—	—	—	6/30/2023	—	—	3,147	2,889	0.1%
								6,071	5,660	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	36	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (28,198 common units)	(6)	—	—	—	3/3/2025	—	—	893	95	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (23,212 Class A units)	(6)	—	—	—	6/28/2024	—	—	—	—	0.0%
								977	131	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
RS Acquisition, LLC (838,077 common units)	(17)	—	—	—	1/12/2022	—	—	$1,439	$—	0.0%
RS Acquisition, LLC (46,462 Series A preferred units)	(17)	n/a	n/a	10.00% PIK	12/30/2024	—	—	46	—	0.0%
								1,485	—	0.0%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	3,509	3,509	0.2%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	18,165	0.7%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	149	0.0%
								4,505	21,823	0.9%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	564	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	10	—	0.0%
								1,576	564	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								164,759	173,619	6.8%
Total Non-Controlled/Non-Affiliate Company Investments								$4,836,800	$4,846,041	190.3%

Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(19)(20)(21)	SF	8.76%	13.08% PIK	6/21/2024	12/31/2027	1,463	1,046	1,207	0.0%
							1,463	1,046	1,207	0.0%
Environmental Industries
Baystate Sewage Disposal, LLC		SF	6.00%	10.33%	6/30/2025	12/31/2030	4,400	4,312	4,312	0.2%
Baystate Sewage Disposal, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.33%	6/30/2025	12/31/2030	1,264	—	—	0.0%
Baystate Sewage Disposal, LLC (Revolver)	(19)	SF	6.00%	10.33%	6/30/2025	12/31/2030	1,011	—	—	0.0%
							6,675	4,312	4,312	0.2%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.69%	4/25/2024	4/25/2029	10,197	10,030	10,217	0.4%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	10.57%	4/25/2024	4/25/2029	1,471	490	490	0.0%
Whistler Parent Holdings III, Inc. (Delayed Draw)	(19)(20)	SF	6.85%	5.43% Cash/ 5.75% PIK	5/28/2024	6/2/2028	4,040	2,888	2,888	0.1%
Whistler Parent Holdings III, Inc. (Revolver)		SF	6.85%	5.43% Cash/ 5.75% PIK	10/25/2024	6/2/2028	2,030	2,030	2,030	0.1%
							17,738	15,438	15,625	0.6%
High Tech Industries
ClearlyRated Capital, LLC		SF	6.50%	10.82%	4/21/2025	4/21/2030	1,435	1,408	1,435	0.1%
ClearlyRated Capital, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.82%	4/21/2025	4/21/2030	1,077	—	—	0.0%
							2,512	1,408	1,435	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Nastel Technologies, LLC	(7)	SF	6.11%	10.44%	9/21/2022	9/21/2027	3,500	$3,458	$3,491	0.1%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.11%	10.44%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(6)	SF	7.86%	12.19%	10/6/2023	10/6/2028	12,313	11,935	12,411	0.5%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	12.19%	10/6/2023	10/6/2028	1,984	992	992	0.0%
							18,165	16,385	16,894	0.6%
Services: Consumer
YBR OZ ECE, LLC		SF	5.86%	10.19%	1/23/2025	1/23/2030	2,000	1,964	2,002	0.1%
YBR OZ ECE, LLC (Delayed Draw)	(19)(20)	SF	5.86%	10.19%	1/23/2025	1/23/2030	2,500	—	—	0.0%
YBR OZ ECE, LLC (Revolver)	(19)	SF	5.86%	10.19%	1/23/2025	1/23/2030	375	—	—	0.0%
							4,875	1,964	2,002	0.1%
Transportation: Cargo
SheerTrans Solutions, LLC		SF	8.11%	12.44% PIK	7/29/2022	7/29/2028	5,369	5,319	5,369	0.2%
SheerTrans Solutions, LLC		SF	8.11%	12.44% PIK	2/15/2024	7/29/2028	1,534	1,511	1,534	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	12.44% PIK	7/29/2022	7/29/2028	1,465	—	—	0.0%
							8,368	6,830	6,903	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							59,796	47,383	48,378	1.9%

Junior Secured Loans
Automotive
BTR Opco LLC	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	1,692	1,362	0.1%
BTR Opco LLC	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	—	0.0%
							11,252	10,408	1,362	0.1%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,598	0.2%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,387	4,387	4,681	0.2%
SFR Holdco 2, LLC (Delayed Draw)	(12)(19)(20)(44)	n/a	n/a	8.00%	10/24/2024	10/23/2029	5,119	3,692	3,687	0.1%
							15,356	13,929	13,966	0.5%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	5.43% Cash/ 5.75% PIK	10/25/2024	6/2/2028	27,148	26,907	17,076	0.7%
							27,148	26,907	17,076	0.7%
Total Non-Controlled Affiliate Junior Secured Loans							53,756	51,244	32,404	1.3%
Equity Investments (15)(16)(18)
Automotive
BTR Opco LLC (659 Class A common units)		—	—	—	6/21/2024	—	—	639	—	0.0%
								639	—	0.0%
Environmental Industries
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	8,842	8,842	0.3%
								8,842	8,842	0.3%
FIRE: Finance
MC Voyager SPV II LLC ($13,306 of $45,000 equity commitment)	(12)(42)	—	—	—	3/28/2025	—	—	13,306	13,306	0.5%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	—	—	53,255	53,255	2.2%
Triad Financial Services, Inc. ($6,324 of $41,855 equity commitment)	(12)(31)	—	—	—	6/13/2024	—	—	6,324	6,340	0.2%
								72,885	72,901	2.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	$3,900	$4,916	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)	—	—	—	3/1/2022	—	—	2,925	3,687	0.1%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)	—	—	—	10/24/2024	—	—	2,460	2,561	0.1%
								9,285	11,164	0.4%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (18,781 Class A units)	(17)	—	—	—	4/25/2024	—	—	18,781	18,781	0.7%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								18,781	18,781	0.7%
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	—	—	7,093	7,093	0.3%
								7,093	7,093	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	5,224	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	—	—	14,676	17,348	0.7%
								18,084	22,572	0.9%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	—	—	6,875	6,875	0.3%
								6,875	6,875	0.3%
Transportation: Cargo
SheerTrans Solutions, LLC (14,113,182 preferred interests)	(17)	—	—	—	7/29/2022	—	—	14,113	12,601	0.5%
								14,113	12,601	0.5%
Total Non-Controlled Affiliate Equity Investments								156,597	160,829	6.3%
Total Non-Controlled Affiliate Company Investments								$255,224	$241,611	9.5%

TOTAL INVESTMENTS								$5,092,024	$5,087,652	199.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$201	AUD	312	Bannockburn Global Forex, LLC	9/11/2025	$(4)
Foreign currency forward contract	$209	AUD	324	Bannockburn Global Forex, LLC	12/11/2025	(4)
Foreign currency forward contract	$209	AUD	324	Bannockburn Global Forex, LLC	3/12/2026	(4)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	6/11/2026	(4)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	9/11/2026	(4)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/11/2026	(3)
Foreign currency forward contract	$208	AUD	321	Bannockburn Global Forex, LLC	3/11/2027	(3)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/11/2027	(3)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	9/13/2027	(3)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/13/2027	(3)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	3/13/2028	(3)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/13/2028	(3)
Foreign currency forward contract	$88	CAD	128	Bannockburn Global Forex, LLC	7/3/2025	(6)
Foreign currency forward contract	$88	CAD	127	Bannockburn Global Forex, LLC	10/6/2025	(6)
Foreign currency forward contract	$87	CAD	125	Bannockburn Global Forex, LLC	1/5/2026	(5)
Foreign currency forward contract	$84	CAD	121	Bannockburn Global Forex, LLC	4/6/2026	(5)
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	7/6/2026	(6)
Foreign currency forward contract	$97	CAD	140	Bannockburn Global Forex, LLC	10/5/2026	(6)
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	1/5/2027	(6)
Foreign currency forward contract	$94	CAD	136	Bannockburn Global Forex, LLC	4/5/2027	(6)
Foreign currency forward contract	$95	CAD	136	Bannockburn Global Forex, LLC	7/6/2027	(6)
Foreign currency forward contract	$8,831	CAD	12,777	Bannockburn Global Forex, LLC	8/16/2027	(558)
Foreign currency forward contract	$369	EUR	352	Bannockburn Global Forex, LLC	7/7/2025	(45)
Foreign currency forward contract	$380	EUR	362	Bannockburn Global Forex, LLC	10/6/2025	(46)
Foreign currency forward contract	$379	EUR	360	Bannockburn Global Forex, LLC	1/6/2026	(46)
Foreign currency forward contract	$370	EUR	351	Bannockburn Global Forex, LLC	4/6/2026	(44)
Foreign currency forward contract	$373	EUR	354	Bannockburn Global Forex, LLC	7/6/2026	(44)
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	(44)
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	(44)
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	(42)
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	(42)
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	(42)
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	(43)
Foreign currency forward contract	$334	GBP	258	Bannockburn Global Forex, LLC	7/7/2025	(20)
Foreign currency forward contract	$333	GBP	257	Bannockburn Global Forex, LLC	10/6/2025	(21)
Foreign currency forward contract	$329	GBP	255	Bannockburn Global Forex, LLC	1/6/2026	(21)
Foreign currency forward contract	$317	GBP	246	Bannockburn Global Forex, LLC	4/7/2026	(21)
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	(22)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(23)
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(24)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(23)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(24)
						$(1,332)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), Bank Bill Swap Rate ("BBSW" or "BB"), or Sterling Overnight Index Average Rate ("SONIA" or "SN"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, BBSW, or SONIA, as applicable, and the current contractual interest rate in effect at June 30, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2025 represented 199.8% of the Company’s net assets or 95.0% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,546,266 as of June 30, 2025.
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
(12)    This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets totaled 13.0% of the Company’s total assets.
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
June 30, 2025
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
(19)    All or a portion of this commitment was unfunded at June 30, 2025. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of June 30, 2025, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
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
(27)    All or a portion of this security was held in MC Income Plus Financing SPV V LLC (the "SPV V") as collateral for the Company's secured revolving credit facility (the "SPV V Credit Facility") with Capital One, National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
(28)    This is a demand note with no stated maturity.
(29)    The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(30)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $697.
(31)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $35,531 for a total commitment of $41,855.
(32)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(33)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(34)    Investment position or portion thereof unsettled as of June 30, 2025.
(35)    The headquarters of this portfolio company is located in Australia.
(36)    The headquarters of this portfolio company is located in Canada.
(37)    The headquarters of this portfolio company is located in Finland.
(38)    The headquarters of this portfolio company is located in France.
(39)    The headquarters of this portfolio company is located in Ireland.
(40)    The headquarters of this portfolio company is located in United Kingdom.
(41)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,091 for a total commitment of $3,536.
(42)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $31,694 for a total commitment of $45,000.
(43)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $884.
(44)    As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $951.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2025, the Company received return of capital distributions from its equity investments of zero and $251, respectively. For both the three and six months ended June 30, 2024, the Company received return of capital distributions from its equity investments of $16.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $60,405 and $60,656 as of June 30, 2025 and December 31, 2024, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2025 totaled $12,499 and $26,040, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2024 totaled $14,575 and $23,469, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2025	2024
Interest income	$120,227	$87,914
PIK interest income	5,676	3,008
Dividend income (1)	1,409	411
Other income	375	2,559
Prepayment gain (loss)	1,955	1,433
Accretion of discounts and amortization of premiums	3,645	2,487
Total investment income	$133,287	$97,812

	Six months ended June 30,
	2025	2024
Interest income	$224,126	$164,988
PIK interest income	8,821	6,002
Dividend income (2)	1,890	563
Other income	830	2,660
Prepayment gain (loss)	3,279	2,494
Accretion of discounts and amortization of premiums	7,771	5,089
Total investment income	$246,717	$181,796
_________________________________________
(1)During the three months ended June 30, 2025 and 2024, dividend income includes PIK dividends of $467 and $392, respectively.
(2)During the six months ended June 30, 2025 and 2024 dividend income includes PIK dividends of $896 and $544, respectively.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of June 30, 2025 and December 31, 2024, there were 13 and 11 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $41,305 and $28,676 at June 30, 2025 and December 31, 2024, respectively.

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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of June 30, 2025, the Company held cash denominated in foreign currencies of AUD 600 ($395 in U.S. Dollars), CAD 92 ($68 in U.S. Dollars), EUR 57 ($67 in U.S. Dollars) and GBP 105 ($144 in U.S. Dollars). As of December 31, 2024, the Company held cash denominated in foreign currency of EUR 14 ($14 in U.S. Dollars) and GBP 294 ($368 in U.S. Dollars).

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of June 30, 2025 and December 31, 2024, restricted cash and cash equivalents consisted of the following:

	June 30, 2025	December 31, 2024
Restricted cash and cash equivalents:
SPV	$36,658	$28,847
SPV II	4,576	20,764
SPV III	5,801	3,375
SPV IV	32,709	36,974
SPV V	38,376	—
2022 Issuer	18,508	25,102
2023 Issuer	6,829	9,328
Total restricted cash and cash equivalents	$143,457	$124,390
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $21,932 and $23,351, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and six months ended June 30, 2025 was $2,289 and $5,142, respectively. Amortization of debt issuance costs for the three and six months ended June 30, 2024 was $2,226 and $4,225, respectively.
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
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company's capital gain exceeds the Company's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2025, the Company recorded a net expense on the consolidated statements of operations of $8 and $383, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024, the Company recorded a net expense on the consolidated statements of operations of $245 and $370, respectively, for U.S. federal excise tax. As of June 30, 2025 and December 31, 2024, the Company recorded an accrual for U.S. federal excise taxes of $333 and $1,050, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2025, the Company recorded net tax expenses of $28 on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2024, the Company recorded net tax expenses of $104 on the consolidated statements of operations for these subsidiaries. As of both June 30, 2025 and December 31, 2024, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2025. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2025, except as disclosed in Note 14.
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
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Amortized Cost:
Senior secured loans	$4,377,507	86.0%	$3,469,869	86.7%
Unitranche secured loans	104,168	2.0	148,567	3.7
Junior secured loans	288,993	5.7	200,802	5.0
Equity investments	321,356	6.3	183,547	4.6
Total	$5,092,024	100.0%	$4,002,785	100.0%

	June 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$4,397,867	86.5%	$3,491,117	87.1%
Unitranche secured loans	99,179	1.9	148,531	3.7
Junior secured loans	256,158	5.0	177,677	4.4
Equity investments	334,448	6.6	191,648	4.8
Total	$5,087,652	100.0%	$4,008,973	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2025		December 31, 2024
Amortized Cost:
United States:
Midwest	$953,438	18.7%	$697,246	17.4%
Northeast	1,275,028	25.0	919,569	23.0
Northwest	124,960	2.5	81,085	2.0
Southeast	1,193,584	23.4	985,353	24.6
Southwest	535,376	10.5	489,467	12.2
West	823,295	16.2	643,709	16.1
International	186,343	3.7	186,356	4.7
Total	$5,092,024	100.0%	$4,002,785	100.0%

	June 30, 2025		December 31, 2024
Fair Value:
United States:
Midwest	$938,455	18.5%	$689,362	17.2%
Northeast	1,277,404	25.1	920,544	23.0
Northwest	126,749	2.5	83,285	2.1
Southeast	1,218,279	23.9	1,006,155	25.1
Southwest	531,975	10.5	494,694	12.3
West	815,236	16.0	636,530	15.9
International	179,554	3.5	178,403	4.4
Total	$5,087,652	100.0%	$4,008,973	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Amortized Cost:
Aerospace & Defense	$15,908	0.3%	$24,110	0.6%
Automotive	115,724	2.3	76,264	1.9
Banking	47,501	0.9	48,045	1.2
Beverage, Food & Tobacco	87,329	1.7	27,123	0.7
Capital Equipment	217,170	4.3	191,064	4.8
Construction & Building	226,995	4.5	217,997	5.4
Consumer Goods: Durable	88,386	1.7	74,112	1.8
Consumer Goods: Non-Durable	64,831	1.3	51,050	1.3
Containers, Packaging & Glass	69,637	1.4	40,180	1.0
Energy: Oil & Gas	132	0.0 *	132	0.0 *
Environmental Industries	101,445	2.0	66,543	1.7
FIRE: Finance	311,585	6.1	234,481	5.9
FIRE: Real Estate	164,648	3.2	77,846	1.9
Healthcare & Pharmaceuticals	689,285	13.5	590,748	14.7
High Tech Industries	778,613	15.3	499,624	12.5
Hotels, Gaming & Leisure	95	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	274,749	5.4	195,966	4.9
Media: Broadcasting & Subscription	3,430	0.1	3,430	0.1
Media: Diversified & Production	128,569	2.5	112,124	2.8
Retail	14,513	0.3	14,570	0.4
Services: Business	988,450	19.4	888,565	22.2
Services: Consumer	313,756	6.2	240,050	6.0
Telecommunications	139,969	2.7	103,312	2.6
Transportation: Cargo	206,771	4.1	173,308	4.3
Utilities: Electric	4,505	0.1	4,505	0.1
Wholesale	38,028	0.7	47,541	1.2
Total	$5,092,024	100.0%	$4,002,785	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$15,634	0.3%	$23,854	0.6%
Automotive	105,121	2.1	66,253	1.7
Banking	41,857	0.8	43,672	1.1
Beverage, Food & Tobacco	87,579	1.7	27,414	0.7
Capital Equipment	212,053	4.2	187,727	4.7
Construction & Building	233,182	4.6	222,008	5.5
Consumer Goods: Durable	78,678	1.5	71,293	1.8
Consumer Goods: Non-Durable	60,751	1.2	48,784	1.2
Containers, Packaging & Glass	69,355	1.4	40,136	1.0
Energy: Oil & Gas	103	0.0 *	118	0.0 *
Environmental Industries	101,407	2.0	68,253	1.7
FIRE: Finance	313,792	6.2	233,307	5.8
FIRE: Real Estate	169,660	3.3	81,966	2.1
Healthcare & Pharmaceuticals	678,770	13.4	594,527	14.8
High Tech Industries	781,110	15.4	497,616	12.4
Hotels, Gaming & Leisure	130	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	275,825	5.4	197,904	4.9
Media: Broadcasting & Subscription	670	0.0 *	867	0.0 *
Media: Diversified & Production	127,170	2.5	111,259	2.8
Retail	14,669	0.3	14,566	0.4
Services: Business	1,008,830	19.8	901,082	22.5
Services: Consumer	315,657	6.2	240,488	6.0
Telecommunications	133,694	2.6	101,469	2.5
Transportation: Cargo	203,125	4.0	172,550	4.3
Utilities: Electric	21,823	0.4	13,764	0.3
Wholesale	37,007	0.7	47,973	1.2
Total	$5,087,652	100.0%	$4,008,973	100.0%
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
As of June 30, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements
June 30, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$4,397,867	$4,397,867
Unitranche secured loans	—	—	99,179	99,179
Junior secured loans	—	—	256,158	256,158
Equity investments	124	—	334,324	334,448
Total investments, at fair value:	$124	$—	$5,087,528	$5,087,652
Foreign currency forward contracts asset (liability)	$—	$(1,332)	$—	$(1,332)

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$3,491,117	$3,491,117
Unitranche secured loans	—	—	148,531	148,531
Junior secured loans	—	—	177,677	177,677
Equity investments	149	—	191,499	191,648
Total investments, at fair value:	$149	$—	$4,008,824	$4,008,973
Foreign currency forward contracts asset (liability)	$—	$1,501	$—	$1,501
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company's investment portfolio ranged from 5.50% to 20.80% at June 30, 2025 and 5.50% to 20.80% at December 31, 2024. The maturity dates on the loans outstanding at June 30, 2025 range between July 2025 and June 2032.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2025:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of March 31, 2025	$3,925,239	$103,073	$254,222	$237,950	$4,520,484
Net realized gain (loss) on investments	(2,133)	—	(59)	434	(1,758)
Net change in unrealized gain (loss) on investments	(757)	(3,699)	(3,486)	445	(7,497)
Purchases of investments and other adjustments to cost (1)	735,543	67	16,895	97,038	849,543
Proceeds from principal payments and sales of investments (2)	(244,817)	(262)	(26,622)	(1,543)	(273,244)
Reclassifications (3)	(15,208)	—	15,208	—	—
Balance as of June 30, 2025	$4,397,867	$99,179	$256,158	$334,324	$5,087,528

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2024	$3,491,117	$148,531	$177,677	$191,499	$4,008,824
Net realized gain (loss) on investments	(1,991)	—	(59)	410	(1,640)
Net change in unrealized gain (loss) on investments	(5,779)	(4,952)	(4,820)	5,016	(10,535)
Purchases of investments and other adjustments to cost (1)	1,341,538	410	96,447	137,091	1,575,486
Proceeds from principal payments and sales of investments (2)	(411,296)	(44,810)	(26,711)	(1,790)	(484,607)
Reclassifications (3)	(15,722)	—	13,624	2,098	—
Balance as of June 30, 2025	$4,397,867	$99,179	$256,158	$334,324	$5,087,528
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2025, attributable to Level 3 investments still held at June 30, 2025, was $(9,034) and $(10,596), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2024, attributable to Level 3 investments still held at June 30, 2024, was $(9,543) and $(3,922), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, zero and one investment transferred from Level 3 to Level 1 as a result of a restructuring, respectively.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of June 30, 2025:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$2,812,914		Discounted cash flow	EBITDA multiples	11.4x	4.3x	34.5x
				Market yields	10.0%	7.7%	25.5%
Senior secured loans	1,111,382		Discounted cash flow	Revenue multiples	7.4x	1.0x	15.0x
				Market yields	9.8%	7.7%	15.5%
Senior secured loans	46,545		Enterprise value	EBITDA multiples	7.9x	5.0x	12.0x
Senior secured loans	13,634		Enterprise value	Revenue multiples	2.1x	0.2x	5.0x
Senior secured loans	4,949		Liquidation	Probability weighting of alternative outcomes	48.9%	48.9%	48.9%
Unitranche secured loans	65,309		Discounted cash flow	EBITDA multiples	10.9x	10.0x	11.3x
				Market yields	10.3%	8.7%	11.0%
Unitranche secured loans	17,228		Discounted cash flow	Revenue multiples	6.0x	6.0x	6.0x
				Market yields	13.2%	13.2%	13.2%
Unitranche loans	16,642		Enterprise value	EBITDA multiples	8.0x	8.0x	8.0x
Junior secured loans	203,279		Discounted cash flow	Market yields	14.9%	13.1%	17.8%
Junior secured loans	21,155		Enterprise value	Revenue multiples	4.1x	0.2x	5.0x
Junior secured loans	6,608		Enterprise value	EBITDA multiples	8.7x	7.5x	12.0x
Equity securities	263,641		Enterprise value	EBITDA multiples	10.8x	6.3x	17.5x
Equity securities	55,612		Enterprise value	Revenue multiples	3.8x	0.5x	12.0x
Equity securities	13,165		Option pricing model	Volatility	48.3%	24.0%	65.0%
Total Level 3 Assets (1)	$4,652,063	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $435,465 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$623,715	$623,715	$474,756	$474,756
SPV Credit Facility	303,867	303,867	239,889	239,889
SPV II Credit Facility	163,598	163,598	194,574	194,574
SPV III Credit Facility	198,283	198,283	73,722	73,722
SPV IV Credit Facility	347,065	347,065	245,185	245,185
SPV V Credit Facility	229,185	229,185	—	—
2022 ABS	248,237	246,345	293,393	287,178
2023 ABS	206,799	210,331	206,369	209,100
2028 Notes	198,411	201,762	198,178	200,545
2029 Notes	202,479	203,478	202,296	202,585
Total Debt	$2,721,639	$2,727,629	$2,128,362	$2,127,534
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	2,727,629	2,127,534
Total Debt	$2,727,629	$2,127,534

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2025 and 2024 were as follows:

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2025
Non-controlled affiliate company investment:
Baystate Sewage Disposal, LLC	$—	$—	$4,312	$—	$—	$—	$—	$—	$4,312
Baystate Sewage Disposal, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	—	—	8,842	—	—	—	—	—	8,842
	—	—	13,154	—	—	—	—	—	13,154

BTR Opco LLC	1,177	—	—	—	—	—	—	185	1,362
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,131	—	—	—	—	—	—	76	1,207
BTR Opco LLC (659 Class A common units)	—	—	—	—	—	—	—	—	—
	2,308	—	—	—	—	—	—	261	2,569

ClearlyRated Capital, LLC	—	—	1,407	—	—	1	—	27	1,435
ClearlyRated Capital, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
ClearlyRated Capital, LLC (7,093,224 Class A units)	5,500	—	1,593	—	—	—	—	—	7,093
	5,500	—	3,000	—	—	1	—	27	8,528

MC Voyager SPV II LLC ($13,306 of $45,000 equity commitment)	—	—	13,306	—	—	—	—	—	13,306
	—	—	13,306	—	—	—	—	—	13,306

Nastel Technologies, LLC	3,478	—	—	—	—	7	—	6	3,491
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,611	—	—	—	—	—	—	613	5,224
	8,089	—	—	—	—	7	—	619	8,715

NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	—	—	53,255	—	—	—	—	—	53,255
	—	—	53,255	—	—	—	—	—	53,255

SFR Holdco, LLC	5,593	—	—	—	—	—	—	5	5,598
SFR Holdco, LLC	4,631	—	—	—	—	—	—	50	4,681
SFR Holdco, LLC (13.9% of equity commitments)	4,797	—	—	—	—	—	—	119	4,916
SFR Holdco, LLC (10.5% of equity commitments)	3,597	—	—	—	—	—	—	90	3,687
	18,618	—	—	—	—	—	—	264	18,882

SFR Holdco 2, LLC (Delayed Draw)	2,267	—	1,425	—	—	—	—	(5)	3,687
SFR Holdco 2, LLC (24.4% of equity commitments)	1,510	—	950	—	—	—	—	101	2,561
	3,777	—	2,375	—	—	—	—	96	6,248

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2025
SheerTrans Solutions, LLC	$5,261	$—	$—	$(25)	$133	$11	$—	$(11)	$5,369
SheerTrans Solutions, LLC	1,503	—	—	(8)	38	3	—	(2)	1,534
SheerTrans Solutions, LLC (Revolver)	998	—	—	(1,017)	19	—	—	—	—
SheerTrans Solutions, LLC (14,113,182 preferred interests)	11,989	—	1,879	—	—	—	—	(1,267)	12,601
	19,751	—	1,879	(1,050)	190	14	—	(1,280)	19,504

Summit Professional Education, LLC	10,244	—	—	(51)	—	20	—	4	10,217
Summit Professional Education, LLC (Revolver)	1,145	—	490	(1,145)	—	—	—	—	490
Summit Professional Education, LLC (18,781 Class A units)	16,676	—	2,105	—	—	—	—	—	18,781
	28,065	—	2,595	(1,196)	—	20	—	4	29,488

Triad Financial Services, Inc. ($6,324 of $41,855 equity commitment)	4,803	—	1,521	—	—	—	—	16	6,340
	4,803	—	1,521	—	—	—	—	16	6,340

Whistler Parent Holdings III, Inc.	22,772	—	—	—	776	46	—	(6,518)	17,076
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,980	—	840	—	68	—	—	—	2,888
Whistler Parent Holdings III, Inc. (Revolver)	1,539	—	446	—	45	—	—	—	2,030
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	26,291	—	1,286	—	889	46	—	(6,518)	21,994

YBR OZ ECE, LLC	—	—	1,961	—	—	3	—	38	2,002
YBR OZ ECE, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	—	—	6,875	—	—	—	—	—	6,875
	—	—	8,836	—	—	3	—	38	8,877

Zodega Landscaping, LLC	12,431	—	—	(60)	—	51	—	(11)	12,411
Zodega Landscaping, LLC (Revolver)	992	—	—	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	15,130	—	—	—	—	—	—	2,218	17,348
	28,553	—	—	(60)	—	51	—	2,207	30,751
Total non-controlled affiliate company investments	$145,755	$—	$101,207	$(2,306)	$1,079	$142	$—	$(4,266)	$241,611

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2024
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$5,500	$—	$—	$—	$—	$—	$—	$—	$5,500
	5,500	—	—	—	—	—	—	—	5,500

BTR Opco LLC (fka Born To Run, LLC)	—	—	366	(11)	—	—	—	11	366
BTR Opco LLC (fka Born To Run, LLC)	—	1,611	81	—	—	—	—	126	1,818
BTR Opco LLC (fka Born To Run, LLC)	—	8,300	418	(2)	—	—	—	(8,716)	—
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	677	—	—	—	—	—	(677)	—
	—	10,588	865	(13)	—	—	—	(9,256)	2,184

Nastel Technologies, LLC	3,500	—	—	—	—	5	—	(5)	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	307	4,533
	7,726	—	—	—	—	5	—	302	8,033

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	—	—	—	—	—	3,323
	3,323	—	—	—	—	—	—	—	3,323

SFR Holdco, LLC	6,557	—	—	—	—	—	—	(1,145)	5,412
SFR Holdco, LLC (Delayed draw junior secured loan)	4,917	—	—	—	—	—	—	(450)	4,467
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	89	4,460
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	67	3,345
	19,123	—	—	—	—	—	—	(1,439)	17,684

SheerTrans Solutions, LLC	5,101	—	—	(13)	105	9	—	(10)	5,192
SheerTrans Solutions, LLC	—	—	1,436	(3)	22	2	—	26	1,483
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	19	—	—	—	978
SheerTrans Solutions, LLC (12,233,889 preferred interests)	9,192	—	3,042	—	—	—	—	122	12,356
	15,252	—	4,478	(16)	146	11	—	138	20,009

Summit Professional Education, LLC	—	—	10,094	—	—	2	—	(2)	10,094
Summit Professional Education, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (16,676 Class A units)	—	—	16,676	—	—	—	—	—	16,676
	—	—	26,770	—	—	2	—	(2)	26,770

Triad Financial Services, Inc ($4,214 of $41,855 equity commitment)	—	—	4,214	—	—	—	—	(313)	3,901
	—	—	4,214	—	—	—	—	(313)	3,901

Zodega Landscaping, LLC	11,969	—	—	(60)	—	43	—	473	12,425
Zodega Landscaping, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Zodega Landscaping, LLC (124,206 preferred interests)	12,421	—	—	—	—	—	—	42	12,463
	24,390	—	—	(60)	—	43	—	515	24,888
Total non-controlled affiliate company investments	$75,314	$10,588	$36,327	$(89)	$146	$61	$—	$(10,055)	$112,292
________________________________________
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the six months ended June 30,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
Baystate Sewage Disposal, LLC	$1	$—	$—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Delayed Draw)	—	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Class A-1 preferred units)	—	2	—	n/a	n/a	n/a
	1	2	—	—	—	—

BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	—	—	—	—	—	—
BTR Opco LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

ClearlyRated Capital, LLC	32	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Delayed Draw)	1	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Class A units)	—	—	—	—	—	—
	33	—	—	—	—	—

MC Voyager SPV II LLC (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Nastel Technologies, LLC	196	—	—	217	—	—
Nastel Technologies, LLC (Revolver)	1	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	197	—	—	217	—	—

NFS Intermediate HoldCo, LLC (Series B preferred units)	—	779	—	n/a	n/a	n/a
	—	779	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	n/a	n/a	n/a	208	—	—
	—	—	—	208	—	—

SFR Holdco, LLC	296	—	—	233	—	—
SFR Holdco, LLC	205	—	—	176	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	501	—	—	409	—	—

SFR Holdco 2, LLC (Delayed Draw)	130	—	—	n/a	n/a	n/a
SFR Holdco 2, LLC (LLC interest)	—	—		n/a	n/a	n/a
	130	—	—	—	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the six months ended June 30,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income

SheerTrans Solutions, LLC	$343	$—	$26	$358	$—	$—
SheerTrans Solutions, LLC	96	—	8	77	—	—
SheerTrans Solutions, LLC (Revolver)	57	—	8	67	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	496	—	42	502	—	—

Summit Professional Education, LLC	570	—	—	226	—	—
Summit Professional Education, LLC (Revolver)	28	—	—	1	—	—
Summit Professional Education, LLC (Class A units)	—	—	—	—	—	—
	598	—	—	227	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	1,546	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Delayed Draw)	133	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Revolver)	90	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	n/a	n/a	n/a
	1,769	—	—	—	—	—

YBR OZ ECE, LLC	94	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Delayed Draw)	5	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Revolver)	—	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	99	—	—	—	—	—

Zodega Landscaping, LLC	809	—	—	876	—	—
Zodega Landscaping, LLC (Revolver)	63	—	—	6	—	—
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	872	—	—	882	—	—
Total non-controlled affiliate company investments	$4,696	$781	$42	$2,445	$—	$—
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
On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management and incentive fees payable by the Company to MC Advisors under the Original Investment Advisory Agreement pursuant to a fee waiver letter. The base management fee waiver took effect beginning April 1, 2022 and the incentive fee waivers took effect beginning January 1, 2022. The fee waiver letter agreement remains in effect and continues to apply to the base management and incentive fees payable under the Amended Investment Advisory Agreement.
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
Base management fees for the three and six months ended June 30, 2025 were $15,868 and $29,944, respectively. Base management fees for the three and six months ended June 30, 2024 were $10,007 and $18,627, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The composition of the Company’s incentive fees for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Part one incentive fees (1)	$8,774	$6,872	$15,862	$12,592
Part two incentive fees (2)	(481)	(385)	(1,283)	939
Total incentive fees	$8,293	$6,487	$14,579	$13,531
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

Under the Administration Agreement, the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2025, the Company incurred $2,884 and $5,524, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,096 and 2,058, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2024, the Company incurred $2,069 and $4,296, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $604 and $1,249, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2025 and December 31, 2024, $1,097 and $805, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both June 30, 2025 and December 31, 2024, the Company had no accounts payable to members of the Board, representing accrued and unpaid fees for their services.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 193% and 196%, respectively.
The Company’s outstanding debt as of June 30, 2025 was as follows:

	June 30, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$707,500	$629,540	$623,715	$5,825
SPV Credit Facility	450,000	306,800	303,867	2,933
SPV II Credit Facility	164,294	164,294	163,598	696
SPV III Credit Facility	200,000	200,000	198,283	1,717
SPV IV Credit Facility	350,000	350,000	347,065	2,935
SPV V Credit Facility	250,000	231,600	229,185	2,415
2022 ABS (4)	248,237	248,237	248,237	—
2023 ABS (5)	209,100	209,100	206,799	2,301
2028 Notes	200,000	200,000	198,411	1,589
2029 Notes	204,000	204,000	202,479	1,521
Total	$2,983,131	$2,743,571	$2,721,639	$21,932
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of June 30, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $29,306 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of June 30, 2025, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion to $707,500 of aggregate commitments as of June 30, 2025. See Note 14 for additional information on the Revolving Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
As of June 30, 2025 and December 31, 2024, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $519,700 and $396,100, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40,000 ($26,329 in U.S. dollars) and AUD 21,978 ($13,599 in U.S. dollars), respectively, and Great Britain pounds of £40,000 ($54,928 in U.S. dollars) and £38,440 ($48,111 in U.S. dollars), respectively, and Euros of €24,250 ($28,583 in U.S. dollars) and €22,500 ($23,296 in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $(7,287) and $(10,047) for the three and six months ended June 30, 2025, respectively, and $(346) and $295 for the three and six months ended June 30, 2024, respectively.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.5% and 7.0%, respectively.
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
SPV Credit Facilities
SPV Credit Facility
The Company has a $450,000 SPV Credit Facility with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. The Company entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $631,284 and $722,845, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and includes an accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, the Company increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245,447 and the Company borrowed up to the new aggregate commitments under the SPV II Credit Facility and has since amortized down to the current outstanding balance. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $269,715 and $307,517, respectively, and these investments are identified on the accompanying consolidated schedules of investments. See Note 14 for additional information on the SPV II Credit Facility

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 6.9%, respectively.
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
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. On March 7, 2025, the Company increased the facility amount pursuant to the accordion feature of the SPV III Credit Facility to $200,000. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of June 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $361,512 and $142,151, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.3% and 7.3%, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The SPV IV Credit Facility allows the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of June 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $601,524 and $513,208, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.4% and 6.5%, respectively.
Borrowings under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV V Credit Facility
On February 21, 2025, the Company entered the SPV V Credit Facility with CONA as administrative agent, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows the Company, through SPV V, to borrow an aggregate principal amount of up to $250,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $350,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at the Company's election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of June 30, 2025, the fair value of investments of the Company that were held in the SPV V as collateral for the SPV V Credit Facility was $387,583, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of June 30, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 6.4%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both June 30, 2025 and December 31, 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of June 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $341,118 and $396,560, respectively, and these investments are identified on the consolidated schedule of investments. As of both June 30, 2025 and December 31, 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both June 30, 2025 and December 31, 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both June 30, 2025 and December 31, 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of June 30, 2025 and December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.6% and 6.9%, respectively. As of both June 30, 2025 and December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both June 30, 2025 and December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of June 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $256,408 and $251,846, respectively, and these investments are identified on the consolidated schedule of investments.
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2025 and December 31, 2024, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.

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
As of both June 30, 2025 and December 31, 2024, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2025 and December 31, 2024, the Company had $156,000 in aggregate principal amount of Series C Notes outstanding and $48,000 in aggregate principal amount of Series D Notes outstanding.

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

The 2029 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

The 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both June 30, 2025 and December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,
	2025	2024
Interest expense - Revolving Credit Facility	$9,408	$5,549
Interest expense - SPV Credit Facility	4,232	5,603
Interest expense - SPV II Credit Facility	2,908	3,790
Interest expense - SPV III Credit Facility	2,774	988
Interest expense - SPV IV Credit Facility	5,194	—
Interest expense - SPV V Credit Facility	2,343	—
Interest expense - 2022 ABS	2,699	3,221
Interest expense - 2023 ABS	3,905	4,285
Interest expense - 2028 Notes	4,710	4,710
Interest expense - 2029 Notes	3,810	—
Amortization of debt issuance costs	2,289	2,226
Total interest and other debt financing expenses	$44,272	$30,372
Average debt outstanding	$2,448,090	$1,459,289
Average stated interest rate	6.9%	7.8%

	Six months ended June 30,
	2025	2024
Interest expense - Revolving Credit Facility	$17,004	$11,131
Interest expense - SPV Credit Facility	8,147	10,676
Interest expense - SPV II Credit Facility	6,026	6,132
Interest expense - SPV III Credit Facility	4,337	988
Interest expense - SPV IV Credit Facility	9,937	—
Interest expense - SPV V Credit Facility	2,705	—
Interest expense - 2022 ABS	5,709	6,442
Interest expense - 2023 ABS	7,818	8,578
Interest expense - 2028 Notes	9,420	9,420
Interest expense - 2029 Notes	7,620	—
Amortization of debt issuance costs	5,142	4,225
Total interest and other debt financing expenses	$83,865	$57,592
Average debt outstanding	$2,288,822	$1,386,197
Average stated interest rate	6.9%	7.7%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both June 30, 2025 and December 31, 2024, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2025 and December 31, 2024.

	June 30, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	312	9/11/2025	$—	$(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/11/2025	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/12/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	6/11/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/11/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/11/2026	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	321	3/11/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/11/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/13/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/13/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/13/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/13/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	128	7/3/2025	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	127	10/6/2025	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	125	1/5/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	121	4/6/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	139	7/6/2026	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	140	10/5/2026	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	139	1/5/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	136	4/5/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	136	7/6/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,777	8/16/2027	—	(558)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	352	7/7/2025	—	(45)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	362	10/6/2025	—	(46)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	360	1/6/2026	—	(46)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	351	4/6/2026	—	(44)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	7/6/2026	—	(44)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	—	(44)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	1/6/2027	—	(44)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	359	1/6/2028	—	(43)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	7/7/2025	—	(20)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	257	10/6/2025	—	(21)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	255	1/6/2026	—	(21)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	246	4/7/2026	—	(21)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	—	(22)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(23)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(24)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(23)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(24)	Net unrealized loss on foreign currency forward contracts
				$—	$(1,332)

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
For the three and six months ended June 30, 2025, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $(2,086) and $(2,833), respectively. For the three and six months ended June 30, 2025, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(1,184) and $(1,130), respectively.
For the three and six months ended June 30, 2024, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $(672) and $1,681, respectively. For the three and six months ended June 30, 2024, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero and $2, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Six months ended June 30, 2025:
January 9, 2025	January 15, 2025	March 31, 2025	Regular	$0.09	$17,883
January 9, 2025	February 14, 2025	March 31, 2025	Regular	0.09	17,883
January 9, 2025	March 14, 2025	March 31, 2025	Regular	0.09	17,884
April 7, 2025	April 15, 2025	June 30, 2025	Regular	0.09	21,291
April 7, 2025	May 15, 2025	June 30, 2025	Regular	0.09	21,291
April 7, 2025	June 16, 2025	June 30, 2025	Regular	0.08	19,664
Total distributions declared				$0.53	$115,896

Six months ended June 30, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.09	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.09	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.09	11,451
April 5, 2024	April 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	April 15, 2024	June 28, 2024	Supplemental	0.02	3,050
April 5, 2024	May 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	June 17, 2024	June 28, 2024	Regular	0.09	14,786
Total distributions declared				$0.56	$79,641
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the six months ended June 30, 2025 and 2024:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2025:
March 31, 2025	$10.37	2,292,918	$23,777
June 30, 2025	10.33	2,609,084	26,952
Total distributions reinvested		4,902,002	$50,729

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2024:
March 29, 2024	$10.24	1,406,628	$14,404
June 28, 2024	10.34	1,824,171	18,862
Total distributions reinvested		3,230,799	$33,266

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of June 30, 2025, the total number of shares of all classes of capital stock that the Company has the authority to issue was 300,000,000 shares of common stock, par value $0.001 per share. See Note 14 for additional information regarding the Board's approval to increase the number of shares of common stock the Company is authorized to issue.
The following tables summarize the issuance of shares during the six months ended June 30, 2025 and 2024:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	10.33	10,639,149	109,903
Total		46,979,968	$486,757

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
Total		37,650,657	$386,721
During the six months ended June 30, 2025 and 2024, the Company also issued 4,902,002 and 3,230,799 shares, with an aggregate value of $50,729 and $33,266, respectively, under the DRIP as disclosed in Note 9.
Share Repurchase Program
During 2022, the Company commenced a quarterly share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers pursuant to tender offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program during the six months ended June 30, 2025 and 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2025:
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	10.33	1,391,450	14,373
Total		2,166,418	$22,410

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	10.34	1,142,195	11,810
Total		3,138,449	$32,252
Note 11. Commitments and Contingencies
Commitments: As of June 30, 2025 and December 31, 2024, the Company had $1,163,741 and $896,624, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of June 30, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of June 30, 2025 and December 31, 2024:

Portfolio Company	June 30, 2025	December 31, 2024
3C Buyer LLC (Revolver)	$1,429	$ n/a
601 Lafayette Mezz LLC (Delayed Draw)	20,501	20,500
601 Lafayette Mezz LLC (Delayed Draw)	17,557	20,500
95 Percent Buyer, LLC (Revolver)	809	809
A360, Inc. (Delayed Draw)	4,437	4,437
A360, Inc. (Revolver)	1,331	2,218
Accelevation LLC (Delayed Draw)	4,809	n/a
Accelevation LLC (Revolver)	2,240	n/a
Acquia Inc. (Revolver)	n/a	259
Air Transport Components Acquisition, LLC (Delayed Draw)	5,600	n/a
Air Transport Components Acquisition, LLC (Revolver)	2,100	n/a
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	10,000	10,000
Aligned Exteriors Group Holdco, LLC (Revolver)	1,667	1,667
Ambient Enterprises Holdco, LLC (Delayed Draw)	1,822	3,794
Ambient Enterprises Holdco, LLC (Revolver)	589	1,528
American Broadband and Telecommunications Company LLC	n/a	107
American Broadband and Telecommunications Company LLC (Revolver)	745	748
Animal Dermatology Group, Inc. (Delayed Draw)	5,364	6,727
Animal Dermatology Group, Inc. (Delayed Draw)	5,769	5,769

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Animal Dermatology Group, Inc. (Revolver)	$2,500	$2,500
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (Delayed Draw)	n/a	86
Appriss Health, LLC (Revolver)	433	433
Aptean, Inc. (Delayed Draw)	n/a	397
Aptean, Inc. (Revolver)	n/a	728
Aras Corporation (Revolver)	448	448
Arax Midco, LLC (Delayed Draw)	1,395	2,131
Arax Midco, LLC (Delayed Draw)	6,312	n/a
Arax Midco, LLC (Revolver)	1,179	1,293
Archtop Fiber Intermediate LLC (Delayed Draw)	39,342	n/a
Arcserve Cayman Opco LP (Delayed Draw)	1,029	1,029
ASG III, LLC (Delayed Draw)	11,944	13,980
ASG III, LLC (Revolver)	3,158	3,158
Assembly Buyer, LLC (Delayed Draw)	12,929	n/a
Assembly Buyer, LLC (Delayed Draw)	1,552	n/a
Assembly Buyer, LLC (Revolver)	4,848	n/a
Attom Intermediate Holdco, LLC (Delayed Draw)	15,278	n/a
Attom Intermediate Holdco, LLC (Revolver)	3,972	n/a
Avalara, Inc. (Revolver)	n/a	1,000
Baystate Sewage Disposal, LLC (Delayed Draw)	1,264	n/a
Baystate Sewage Disposal, LLC (Revolver)	1,011	n/a
Bench Walk Lead, LLC (Delayed Draw)	4,400	n/a
Bloomerang, LLC (Delayed Draw)	3,200	4,800
Bloomerang, LLC (Revolver)	2,400	2,960
BLP Buyer, Inc. (Revolver)	3,368	5,422
Bluesight, Inc. (Revolver)	5,217	5,217
Bonterra LLC (Revolver)	n/a	653
BTR Opco LLC (Delayed Draw)	383	383
BTRS Holdings Inc. (Revolver)	n/a	667
BTRS Holdings Inc. (Revolver)	2,255	n/a
Buck Design LLC (Delayed Draw)	7,843	n/a
Buck Design LLC (Revolver)	3,922	n/a
Calabrio, Inc. (Revolver)	551	551
Calienger Holdings, L.L.C. (Revolver)	909	909
Caputo Cheese Interco Corp. (Revolver)	2,375	n/a
Caravel Autism Health, LLC (Delayed Draw)	6,639	n/a
Caravel Autism Health, LLC (Delayed Draw)	n/a	7,714
Caravel Autism Health, LLC (Revolver)	9,000	5,400
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Delayed Draw)	630	759
Catalyst Data Holdings, Inc. (Delayed Draw)	9,667	9,900
Catalyst Data Holdings, Inc. (Revolver)	3,300	3,300
Catalyst Data Holdings, Inc. (Equity Commitment)	835	835
Cdata Software, Inc. (Delayed Draw)	3,616	3,616
Cdata Software, Inc. (Delayed Draw)	4,255	4,255

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Cdata Software, Inc. (Revolver)	$5,106	$5,106
Chess.com, LLC (Revolver)	1,413	1,413
ClearlyRated Capital, LLC (Delayed Draw)	1,077	n/a
Cloud for Good, LLC (Delayed Draw)	12,500	n/a
Cloud for Good, LLC (Revolver)	4,000	n/a
Clydesdale Holdings, LLC (Delayed Draw)	4,800	6,000
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	1,333	444
Cosmos Bidco, Inc. (Delayed Draw)	7,886	10,286
Cosmos Bidco, Inc. (Delayed Draw)	5,379	n/a
Cosmos Bidco, Inc. (Revolver)	5,625	5,625
Cpex Purchaser, LLC (Delayed Draw)	3	1,906
Cpex Purchaser, LLC (Delayed Draw)	4,320	n/a
Cpex Purchaser, LLC (Revolver)	10,452	10,452
DataOnline Corp. (Revolver)	1,110	3,146
Demakes Borrower, LLC (Delayed Draw)	n/a	1,372
Destination Media, Inc. (Revolver)	n/a	536
Dorado Acquisition, Inc. (Revolver)	1,670	1,670
Douglas Holdings, Inc. (Delayed Draw)	1,902	2,595
Douglas Holdings, Inc. (Delayed Draw)	n/a	5,957
Douglas Holdings, Inc. (Delayed Draw)	4,766	5,416
Douglas Holdings, Inc. (Revolver)	2,166	2,166
Drawbridge Partners, LLC (Delayed Draw)	396	396
Drawbridge Partners, LLC (Revolver)	2,609	2,609
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	1,345	n/a
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	569
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
E-Discovery Acquireco, LLC (Revolver)	1,818	2,727
Edustaff, LLC (Revolver)	2,364	2,364
Einstein Parent, INC. (Revolver)	3,738	n/a
Epika Fleet Services, Inc. (Delayed Draw)	n/a	4,413
Epika Fleet Services, Inc. (Delayed Draw)	n/a	2,158
Epika Fleet Services, Inc. (Delayed Draw)	17,998	n/a
Epika Fleet Services, Inc. (Revolver)	9,936	n/a
Epika Fleet Services, Inc. (Revolver)	n/a	3,040
EverService Midco, LLC (Revolver)	8,919	8,919
Excelligence Learning Corporation (Revolver)	2,226	3,219
Expedited Travel, LLC (Revolver)	1,500	1,500
Express Wash Acquisition Company, LLC (Revolver)	1,103	n/a
Express Wash Acquisition Company, LLC (Revolver)	n/a	241
FH BMX Buyer, Inc. (Delayed Draw)	747	4,800
FH BMX Buyer, Inc. (Delayed Draw)	7,179	n/a
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
Forest Buyer, LLC (Revolver)	2,719	2,719
Freedom U.S. Acquisition Corporation (Revolver)	5,100	5,100

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Fueled Digital Media, LLC (Revolver)	$81	$81
Gas Media Holdings, LLC (Delayed Draw)	12,214	n/a
Gas Media Holdings, LLC (Revolver)	5,302	n/a
GC Champion Acquisition LLC (Delayed Draw)	3,430	3,430
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	7,831	13,245
Guardian Restoration Partners Buyer, LLC (Revolver)	2,560	3,000
Harlem Acquisition, LLC (Delayed Draw)	7,131	9,143
Harlem Acquisition, LLC (Revolver)	6,095	5,608
Hart Halsey, LLC (Delayed Draw)	7,500	n/a
Hart Halsey, LLC (Delayed Draw)	5,100	n/a
Hart Halsey, LLC (Revolver)	750	n/a
Helping Hands Childrens Services Management, LLC (Delayed Draw)	4,600	4,600
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	2,300
HS4 Acquisitionco, Inc. (Revolver)	n/a	106
Hostaway Midco Oy (Delayed Draw)	5,000	n/a
Hostaway Midco Oy (Revolver)	4,167	n/a
Huckabee Acquisition, LLC (Delayed Draw)	6,522	6,522
Huckabee Acquisition, LLC (Revolver)	3,913	3,913
IDIG Parent, LLC (Common stock)	n/a	34
IF & P Holdings Company, LLC (Delayed Draw)	959	959
IF & P Holdings Company, LLC (Revolver)	882	2,471
Independence Buyer, Inc. (Revolver)	2,778	2,371
INH Buyer, Inc. (Delayed Draw)	160	n/a
Innovative Artists Entertainment, LLC (Revolver)	2,225	n/a
Innovative Artists Entertainment, LLC (Equity Commitment)	357	n/a
Innovative Artists Entertainment, LLC (Equity Commitment)	734	n/a
InsideRE, LLC (Delayed Draw)	385	n/a
InsideRE, LLC (Revolver)	900	965
Interstate BidCo, LLC (Delayed Draw)	12,397	12,397
Interstate BidCo, LLC (Revolver)	3,125	3,125
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	6,114	6,114
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	2,554	3,261
Izzio Artisan Bakery, LLC (Delayed Draw)	2,900	10,357
J2 BWA Funding III, LLC (Delayed Draw)	4,119	4,834
J2 BWA Funding III, LLC (Equity commitment)	697	697
J2 BWA Funding LLC (Revolver)	n/a	1,099
JDX Studio, LLC (Delayed Draw)	799	799
JDX Studio, LLC (Revolver)	2,398	2,078
Jesse Studio Mezz, LLC (Delayed Draw)	6,472	7,833
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	7,111
Jobnimbus Holdings, LLC (Revolver)	5,333	5,333
Keel Platform, LLC (Delayed Draw)	n/a	1,647
Kingsley Gate Partners, LLC (Revolver)	n/a	240
KL Moon Acquisition, LLC (Revolver)	542	705
KT Naples UB LLC (Delayed Draw)	564	4,652

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Lifted Trucks Holdings, LLC (Revolver)	$1,984	$2,063
Light Wave Dental Management, LLC (Revolver)	2,757	4,753
Long Grove Pharmaceuticals, LLC (Delayed Draw)	14,000	n/a
LVF Holdings, Inc. (Revolver)	n/a	329
Madison Logic Holdings, Inc. (Revolver)	635	635
Maltese Diplomat Owner 100 LLC (Delayed Draw)	3,853	n/a
Mammoth Holdings, LLC (Revolver)	2,182	2,727
MB Purchaser, LLC (Delayed Draw)	800	6,250
MB Purchaser, LLC (Revolver)	2,500	2,500
MC Voyager SPV II LLC (Equity commitment)	31,694	n/a
MEI Buyer LLC (Delayed Draw)	8,946	n/a
MEI Buyer LLC (Revolver)	4,537	4,775
Milrose Consultants, LLC (Revolver)	1,846	1,846
Mindbody, Inc. (Revolver)	2,305	n/a
Mindbody, Inc. (Revolver)	n/a	190
Mission Critical Group, LLC (Delayed Draw)	2,906	n/a
Mission Critical Group, LLC (Revolver)	1,211	n/a
Mooring Primary, LLC (Delayed Draw)	6,333	n/a
Mooring Primary, LLC (Revolver)	5,911	n/a
Nastel Technologies, LLC (Revolver)	368	368
Nasuni Corporation (Revolver)	3,125	3,125
NationsBenefits, LLC (Delayed Draw)	n/a	1,987
NationsBenefits, LLC (Delayed Draw)	16,546	n/a
NationsBenefits, LLC (Revolver)	4,331	n/a
NationsBenefits, LLC (Revolver)	n/a	6,806
NBPT Acquisition LLC (Delayed Draw)	8,074	n/a
NBPT Acquisition LLC (Revolver)	2,360	n/a
NBPT Acquisition LLC (Equity Commitment)	884	n/a
Nellson Nutraceutical, LLC (Delayed Draw)	1,953	n/a
Nellson Nutraceutical, LLC (Revolver)	3,750	n/a
NFM & J, L.P. (Delayed Draw)	6,585	6,585
NFM & J, L.P. (Revolver)	4,087	5,273
Northeast Contracting Company, LLC (Revolver)	909	1,591
NQ PE Project Colosseum Midco Inc. (Revolver)	1,825	1,825
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	n/a	133
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	3,009	3,009
OPOC Acquisition, LLC (Revolver)	1,204	1,083
Optomi, LLC (Revolver)	2,126	2,339
Oranje Holdco, Inc. (Revolver)	1,750	1,750
OWL Acquisition, LLC (Delayed Draw)	1,570	n/a
OWL Acquisition, LLC (Revolver)	3,293	n/a
PAI Middle Tier, LLC (Revolver)	3,765	n/a
Parkhub, Inc. (Delayed Draw)	1,255	1,762
Parkhub, Inc. (Delayed Draw)	2,579	3,317

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Parkhub, Inc. (Delayed Draw)	$13,938	$13,938
Parkhub, Inc. (Revolver)	4,713	6,733
PC Pest Buyer, LLC (Delayed Draw)	23,802	28,854
PC Pest Buyer, LLC (Revolver)	8,400	8,400
PNE Interco LLC (Delayed Draw)	884	884
PNE Interco LLC (Revolver)	4,326	5,112
PrecisionX Group, LLC (Delayed Draw)	600	600
PrecisionX Group, LLC (Revolver)	2,402	2,401
Premier Roofing L.L.C. (Revolver)	144	144
PRGX Global, Inc. (Revolver)	2,809	n/a
PRGX Global, Inc (Revolver)	n/a	3,024
Project Accelerate Parent, LLC (Revolver)	3,125	3,125
Prototek LLC (Revolver)	921	921
QF Holdings, Inc. (Revolver)	1,019	619
Quest Resource Management Group, LLC (Delayed Draw)	6,944	6,944
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	n/a	7,143
Rampart Exterior Services Buyer, Inc. (Revolver)	2,679	2,679
Randys Holdings, Inc. (Delayed Draw)	2,176	3,994
Randys Holdings, Inc. (Revolver)	876	1,501
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
Recorded Future, Inc. (Class A units)	n/a	8
Recycled Plastics Industries, LLC (Revolver)	446	446
Relevant Industrial, LLC (Delayed Draw)	7,609	n/a
Relevant Industrial, LLC (Delayed Draw)	3,804	n/a
Relevant Industrial, LLC (Revolver)	3,043	n/a
Relevate Health Group, LLC (Revolver)	421	368
Rita's Franchise Company, LLC (Revolver)	1,799	1,799
Ro Health, LLC (Revolver)	1,067	n/a
RS Acquisition, LLC (Revolver)	379	379
Russell Investments US Institutional Holdco, Inc. (Revolver)	n/a	1,240
SCP Baked Goods Holdings, LLC (Delayed Draw)	3,750	n/a
SCP Baked Goods Holdings, LLC (Revolver)	1,250	n/a
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	3,947
SCP Eye Care Holdco, LLC (Delayed Draw)	18,963	20,318
SCP Eye Care Holdco, LLC (Revolver)	1,442	1,442
SDG Mgmt Company, LLC (Delayed Draw)	7,489	9,906
SDG Mgmt Company, LLC (Delayed Draw)	n/a	11,887
SDG Mgmt Company, LLC (Delayed Draw)	7,925	7,925
SDG Mgmt Company, LLC (Delayed Draw)	n/a	5,741
SDG Mgmt Company, LLC (Revolver)	1,981	1,981
Second Avenue SFR Holdings II LLC (Revolver)	n/a	2,316
Securly, Inc. (Revolver)	n/a	646
Seran BioScience, LLC (Delayed Draw)	3,556	n/a
Seran BioScience, LLC (Revolver)	356	356
SFR Holdco 2, LLC (Delayed Draw)	1,427	2,852

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
SFR Holdco 2, LLC (Equity commitment)	$951	$1,901
SheerTrans Solutions, LLC (Revolver)	1,465	513
Signiant Inc. (Delayed Draw)	3,000	3,000
Signiant Inc. (Revolver)	1,875	1,875
Sparq Holdings, Inc. (Delayed Draw)	578	578
Sparq Holdings, Inc. (Revolver)	177	368
Spherix Global Inc. (Revolver)	500	500
Sports Operating Holdings II, LLC	n/a	1,785
Sports Operating Holdings II, LLC (Revolver)	1,731	865
StarCompliance MidCo, LLC (Revolver)	1,948	1,313
Steel City Wash, LLC (Delayed Draw)	3,158	n/a
Steel City Wash, LLC (Revolver)	1,579	n/a
Streamland Media MidCo LLC (Revolver)	79	n/a
Summit Professional Education, LLC (Revolver)	981	326
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	3,459	9,639
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	10,166	10,166
Sunstates Security, LLC (Delayed Draw)	13,333	13,333
Talent Systems, LLC (fka Moonraker Acquisitionco LLC) (Revolver)	887	653
Tavoron Buyer Corp. (Delayed Draw)	6,958	n/a
Tavoron Buyer Corp. (Revolver)	197	n/a
Tavoron Buyer Corp. (Revolver)	1,338	n/a
Tax Protection BuyCo, LLC (Delayed Draw)	4,706	n/a
Tax Protection BuyCo, LLC (Revolver)	5,882	n/a
The Black Tux, LLC (Delayed Draw)	1,322	1,944
The Black Tux, LLC (Revolver)	1,944	1,944
The Gersh Agency, LLC (Delayed Draw)	12,270	12,270
The Gersh Agency, LLC (Revolver)	884	2,589
The Gersh Agency, LLC (Revolver)	1,686	3,762
The Kyjen Company, LLC (Revolver)	315	n/a
The Smilist DSO, LLC (Delayed Draw)	n/a	872
The Smilist DSO, LLC (Delayed Draw)	5,480	11,842
The Smilist DSO, LLC (Revolver)	1,974	1,974
TigerConnect, Inc. (Delayed Draw)	14	23
TigerConnect, Inc. (Delayed Draw)	251	436
TigerConnect, Inc. (Revolver)	1,429	1,429
Tiugo Group Holdings Corp (Delayed Draw)	13,178	n/a
Tiugo Group Holdings Corp (Revolver)	6,589	n/a
Touchmath Acquisition LLC (Revolver)	1,429	1,429
Triad Financial Services, Inc. (Equity commitment)	35,531	37,053
Trilon Group, LLC (Delayed Draw)	n/a	9,450
Trilon Group, LLC (Delayed Draw)	10,157	n/a
Trilon Group, LLC (Revolver)	2,695	4,265
Truck-Lite Co., LLC (Delayed Draw)	n/a	1,067
Truck-Lite Co., LLC (Revolver)	n/a	1,067
Ultra Clean Holdco LLC (Delayed Draw)	3,750	4,500

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Ultra Clean Holdco LLC (Revolver)	$3,000	$3,000
Unanet, Inc. (Delayed Draw)	1,350	1,350
Unanet, Inc. (Delayed Draw)	2,721	3,555
Unanet, Inc. (Revolver)	4,316	4,316
Valkyrie Buyer, LLC (Delayed Draw)	3,088	3,088
Valkyrie Buyer, LLC	n/a	2,864
Valkyrie Buyer, LLC (Delayed Draw)	6,048	6,667
Valkyrie Buyer, LLC (Delayed Draw)	3,333	3,333
Valkyrie Buyer, LLC (Delayed Draw)	226	2,316
Valkyrie Buyer, LLC (Revolver)	1,825	3,509
Varicent Intermediate Holdings Corporation (Delayed Draw)	5,124	6,085
Varicent Intermediate Holdings Corporation (Revolver)	4,443	4,443
Velociti, LLC (Revolver)	3,789	n/a
Vhagar Purchaser, LLC (Delayed Draw)	n/a	1,722
Vhagar Purchaser, LLC (Delayed Draw)	6,667	n/a
Vhagar Purchaser, LLC (Revolver)	2,667	n/a
Vhagar Purchaser, LLC (Revolver)	n/a	1,111
Volt Bidco, Inc. (Revolver)	956	956
Water Buyer, LLC (Delayed Draw)	6,000	6,000
Water Buyer, LLC (Revolver)	3,000	3,000
WebPT, Inc. (Revolver)	67	246
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,152	1,973
Whistler Parent Holdings III, Inc. (Revolver)	n/a	438
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	977	977
Xpress Wellness, LLC (Delayed Draw)	10,050	12,050
Xpress Wellness, LLC (Revolver)	4,677	2,769
YBR OZ ECE, LLC (Delayed Draw)	2,500	n/a
YBR OZ ECE, LLC (Revolver)	375	n/a
ZI Intermediate II, Inc. (Revolver)	4,771	4,771
Zodega Landscaping, LLC (Revolver)	992	992
Zodega Landscaping, LLC (Preferred interests)	1,197	1,197
Total Unfunded Portfolio Company Commitments	$1,163,741	$896,624
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
Note 12. Financial Highlights
The following are financial highlights for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Per share data:
Net asset value at beginning of period	$10.37	$10.24
Net investment income (1)	0.51	0.60
Net gain (loss) (1)	(0.12)	0.05
Net increase (decrease) in net assets resulting from operations (1)	0.39	0.65
Stockholder distributions declared (2)	(0.53)	(0.56)
Other (3)	0.02	0.01
Net asset value at end of period	$10.25	$10.34
Total return based on average net asset value (4)	4.01%	6.55%
Ratio/Supplemental data:
Net assets at end of period	$2,546,266	$1,705,478
Shares outstanding at end of period	248,420,048	164,975,780
Portfolio turnover (5)	10.68%	7.57%
Ratio of total investment income to average net assets (6)	21.18%	23.92%
Ratio of expenses to average net assets (6)	10.90%	11.55%
Ratio of net investment income to average net assets (6)	10.27%	12.37%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2025 and 2024, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
Note 14. Subsequent Events
The Company has evaluated subsequent events through August 8, 2025, the date on which the consolidated financial statements were issued.
Distributions: On July 3, 2025, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
July 15, 2025	September 26, 2025	$0.09
August 15, 2025	September 26, 2025	0.09
September 15, 2025	September 26, 2025	0.08
Total distributions declared		$0.26
Revolving Credit Facility: On July 9, 2025, the Company increased the Revolving Credit Facility amount pursuant to the accordion feature of the Revolving Credit Agreement from $707,500 to $785,000 of aggregate commitments.
2028 Series E and 2030 Series F Notes: On July 10, 2025, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $42,000 aggregate principal amount of Series E Notes, due July 10, 2028, with a fixed interest rate of 6.20% per year (the “2028 Series E Notes”), and $161,000 aggregate principal amount of Series F Notes, due July 10, 2030, with a fixed interest rate of 6.57% per year (the “2030 Series F Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The interest rates on the 2028 Series E and 2030 Series F Notes may be increased in the event a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs. The 2028 Series E and 2030 Series F Notes are guaranteed by various subsidiaries of the Company.
The 2028 Series E and 2030 Series F Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2028 Series E and 2030 Series F Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the Note Purchase Agreement) applicable to 2028 Series E and 2030 Series F Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of 2028 Series E and 2030 Series F Notes, together with interest on such 2028 Series E and 2030 Series F Notes accrued to, but excluding, the date of prepayment. The 2028 Series E and 2030 Series F Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
SPV II Credit Facility: On August 6, 2025, the Company entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690,000; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027 (the "Reinvestment Period End Date"); (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate to SOFR plus 2.05% per annum through the Reinvestment Period End Date and SOFR plus 3.25% per annum during the period from the Reinvestment Period End Date to the maturity date.
Amendments to Articles of Incorporation: On August 4, 2025, the Company’s Board approved an amendment to the Company’s charter to increase the number of shares of common stock the Company is authorized to issue from 300,000,000 to 600,000,000. The Company has filed a copy of the Articles of Amendment (the “Amendment”) with the State Department of Assessments and Taxation of Maryland, in the form filed as Exhibit 3.3 to this quarterly report on Form 10-Q. The Amendment shall become effective upon the conclusion of the review of the Amendment, and acceptance for filing by the State Department of Assessments and Taxation of Maryland.
Asset Purchase Agreement: On August 7,2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC), an affiliate of Monroe Capital LLC. Pursuant to the Purchase Agreement on the Closing Date (as defined in the Purchase Agreement) the Company agreed to acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Purchase”). The Asset Purchase is structured to comply with the safe harbor provision of Rule 17a-8 of the 1940 Act.
Following the Closing Date, which is currently anticipated to occur during the fourth quarter of 2025, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions. HRZN will be the surviving public entity and will continue to be managed by Horizon Technology Finance Management LLC (“HTFM”) and trade on the NASDAQ under the symbol “HRZN”.
The Purchase Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. The closing of the transaction is also subject to satisfaction of customary closing conditions, including receipt of requisite shareholder approvals by MRCC. In addition, the closing of the transaction is contingent upon the satisfaction of the closing conditions under the merger agreement between MRCC and HRZN, including the approval of their respective shareholders.

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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of June 30, 2025, our portfolio included approximately 86.5% senior secured loans, 1.9% unitranche secured loans, 5.0% junior secured loans and 6.6% equity investments, compared to December 31, 2024, when our portfolio included approximately 87.1% senior secured loans, 3.7% unitranche secured loans, 4.4% junior secured loans and 4.8% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) during the six months ended June 30, 2025 and 2024:

Date	NAV Per Share	Shares Issued	Proceeds
Six months ended June 30, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	10.33	10,639,149	109,903
Total		46,979,968	$486,757

Date	NAV Per Share	Shares Issued	Proceeds
Six months ended June 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
Total		37,650,657	$386,721

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
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program (in thousands except shares and per share data) during the six months ended June 30, 2025 and 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2025:
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	10.33	1,391,450	14,373
Total		2,166,418	$22,410

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	10.34	1,142,195	11,810
Total		3,138,449	$32,252
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
Portfolio and Investment Activity
During the three months ended June 30, 2025, we invested $432.7 million in 21 new portfolio companies, $407.5 million in 91 existing portfolio companies and had $273.2 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $567.0 million for the period.
During the six months ended June 30, 2025, we invested $900.3 million in 45 new portfolio companies, $658.6 million in 108 existing portfolio companies and had $484.6 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $1,074.3 million for the period.
During the three months ended June 30, 2024, we invested $488.1 million in 18 new portfolio companies, $211.4 million in 74 existing portfolio companies and had $129.8 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $569.7 million for the period.
During the six months ended June 30, 2024, we invested $680.0 million in 33 new portfolio companies, $382.7 million in 96 existing portfolio companies and had $220.2 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $842.5 million for the period.

The following table shows portfolio yield by investment type as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.1%	10.1%	10.4%	10.4%
Unitranche secured loans	10.5	11.1	11.4	11.9
Junior secured loans	11.7	11.7	11.0	11.0
Equity investments	8.7	8.7	9.1	9.1
Total	10.2%	10.2%	10.4%	10.5%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$4,397,867	86.5%	$3,491,117	87.1%
Unitranche secured loans	99,179	1.9	148,531	3.7
Junior secured loans	256,158	5.0	177,677	4.4
Equity investments	334,448	6.6	191,648	4.8
Total	$5,087,652	100.0%	$4,008,973	100.0%
Our portfolio composition at June 30, 2025 remained relatively consistent with our portfolio at December 31, 2024, with changes resulting primarily from investments in new and existing portfolio companies, offset by sales and principal repayments. As of June 30, 2025, our yields decreased slightly compared to December 31, 2024, primarily due to lower spreads on new investments and declining base rates.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$15,634	0.3%	$23,854	0.6%
Automotive	105,121	2.1	66,253	1.7
Banking	41,857	0.8	43,672	1.1
Beverage, Food & Tobacco	87,579	1.7	27,414	0.7
Capital Equipment	212,053	4.2	187,727	4.7
Construction & Building	233,182	4.6	222,008	5.5
Consumer Goods: Durable	78,678	1.5	71,293	1.8
Consumer Goods: Non-Durable	60,751	1.2	48,784	1.2
Containers, Packaging & Glass	69,355	1.4	40,136	1.0
Energy: Oil & Gas	103	0.0 *	118	0.0 *
Environmental Industries	101,407	2.0	68,253	1.7
FIRE: Finance	313,792	6.2	233,307	5.8
FIRE: Real Estate	169,660	3.3	81,966	2.1
Healthcare & Pharmaceuticals	678,770	13.4	594,527	14.8
High Tech Industries	781,110	15.4	497,616	12.4
Hotels, Gaming & Leisure	130	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	275,825	5.4	197,904	4.9
Media: Broadcasting & Subscription	670	0.0 *	867	0.0 *
Media: Diversified & Production	127,170	2.5	111,259	2.8
Retail	14,669	0.3	14,566	0.4
Services: Business	1,008,830	19.8	901,082	22.5
Services: Consumer	315,657	6.2	240,488	6.0
Telecommunications	133,694	2.6	101,469	2.5
Transportation: Cargo	203,125	4.0	172,550	4.3
Utilities: Electric	21,823	0.4	13,764	0.3
Wholesale	37,007	0.7	47,973	1.2
Total	$5,087,652	100.0%	$4,008,973	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	4,812,810	94.6
3	226,638	4.5
4	46,350	0.9
5	1,854	0.0 *
Total	$5,087,652	100.0%
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
________________________________________________________
*Represents an amount less than 0.1%.
As of June 30, 2025, there were 13 borrowers with debt or preferred equity investments on non-accrual status (Adept AG Holdings, LLC, AppLogic Networks OpCo I LLC (fka Sandvine Corporation), Arcserve Cayman Opco LP ("Arcserve"), Avison Young (USA) Inc. ("Avison Young"), BTR Opco LLC ("BTR"), EOS Finco S.A.R.L, INH Buyer, Inc. ("INH"), MV Receivables II, LLC ("MV Receivables"), Prototek LLC ("Prototek"), Reorganized Mobileum AcquisitionCo, LLC ("Reorganized Mobileum"), Streamland Media Midco LLC ("Streamland Media"), Thrasio, LLC ("Thrasio") and Vice Acquisition Holdco, LLC ("Vice Acquisition"), and these investments totaled $41.3 million at fair value, or 0.8% of our total investments at fair value at June 30, 2025.
As of December 31, 2024, there were 11 borrowers with debt or preferred equity investments on non-accrual status (Arcserve, Avison Young, BTR, INH, MV Receivables, Prototek, Reorganized Mobileum, Sandvine Corporation, Streamland Media, Thrasio and Vice Acquisition), and these investments totaled $28.7 million at fair value, or 0.7% of our total investments at fair value at December 31, 2024.

Results of Operations
Operating results for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,
	2025	2024
Total investment income	$133,287	$97,812
Total operating expenses	71,354	48,972
Net investment income before income taxes	61,933	48,840
Income taxes, including excise taxes	36	349
Net investment income	61,897	48,491
Net realized gain (loss) on investments	(1,758)	220
Net realized gain (loss) on foreign currency forward contracts	(1,184)	—
Net realized gain (loss) on foreign currency and other transactions	1,275	112
Net realized gain (loss)	(1,667)	332
Net change in unrealized gain (loss) on investments	(7,516)	(2,395)
Net change in unrealized gain (loss) on foreign currency forward contracts	(2,086)	(672)
Net unrealized gain (loss) on foreign currency and other transactions	(7,269)	(346)
Net change in unrealized gain (loss)	(16,871)	(3,413)
Net increase (decrease) in net assets resulting from operations	$43,359	$45,410

	Six months ended June 30,
	2025	2024
Total investment income	$246,717	$181,796
Total operating expenses	133,987	94,121
Net investment income before income taxes	112,730	87,675
Income taxes, including excise taxes	411	474
Net investment income	112,319	87,201
Net realized gain (loss) on investments	(1,640)	224
Net realized gain (loss) on foreign currency forward contracts	(1,130)	2
Net realized gain (loss) on foreign currency and other transactions	1,229	94
Net realized gain (loss)	(1,541)	320
Net change in unrealized gain (loss) on investments	(10,560)	5,222
Net change in unrealized gain (loss) on foreign currency forward contracts	(2,833)	1,681
Net unrealized gain (loss) on foreign currency and other transactions	(10,026)	293
Net change in unrealized gain (loss)	(23,419)	7,196
Net increase (decrease) in net assets resulting from operations	$87,359	$94,717

Investment Income
The composition of our investment income for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,
	2025	2024
Interest income	$120,227	$87,914
PIK interest income	5,676	3,008
Dividend income (1)	1,409	411
Other income	375	2,559
Prepayment gain (loss)	1,955	1,433
Accretion of discounts and amortization of premiums	3,645	2,487
Total investment income	$133,287	$97,812

	Six months ended June 30,
	2025	2024
Interest income	$224,126	$164,988
PIK interest income	8,821	6,002
Dividend income (2)	1,890	563
Other income	830	2,660
Prepayment gain (loss)	3,279	2,494
Accretion of discounts and amortization of premiums	7,771	5,089
Total investment income	$246,717	$181,796
_________________________________________
(1)During the three months ended June 30, 2025 and 2024, dividend income includes PIK dividends of $467 and $392, respectively.
(2)During the six months ended June 30, 2025 and 2024, dividend income includes PIK dividends of $896 and $544, respectively.
Total investment income increased by $35.5 million and $64.9 million during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, primarily due to an increase in interest income due to the increase in average invested assets, partially offset by lower effective rates driven by the declines in base rates.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,
	2025	2024
Interest and other debt financing expenses	$44,272	$30,372
Base management fees	15,868	10,007
Incentive fees (1)	8,293	6,487
Professional fees	694	551
Administrative service fees	1,096	604
General and administrative expenses	1,094	914
Directors’ fees	37	37
Total operating expenses	$71,354	$48,972

	Six months ended June 30,
	2025	2024
Interest and other debt financing expenses	$83,865	$57,592
Base management fees	29,944	18,627
Incentive fees (2)	14,579	13,531
Professional fees	1,423	1,054
Administrative service fees	2,058	1,249
General and administrative expenses	2,043	1,993
Directors’ fees	75	75
Total operating expenses	$133,987	$94,121
_________________________________________
(1)Incentive fees for the three months ended June 30, 2025 and 2024 were $8,293 and $6,487, comprised of part one incentive fees of $8,774 and $6,872, and a reversal of previously accrued part two capital gains incentive fees of $481 and $385, respectively.
(2)Incentive fees for the six months ended June 30, 2025 and 2024 were $14,579 and $13,531, respectively. These amounts consisted of part one incentive fees of $15,862 and $12,592, and part two capital gains incentive fees, which included a reversal of previously accrued fees of $1,283 in 2025 and accrued fees of $939 in 2024. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,
	2025	2024
Interest expense - Revolving Credit Facility	$9,408	$5,549
Interest expense - SPV Credit Facility	4,232	5,603
Interest expense - SPV II Credit Facility	2,908	3,790
Interest expense - SPV III Credit Facility	2,774	988
Interest expense - SPV IV Credit Facility	5,194	—
Interest expense - SPV V Credit Facility	2,343	—
Interest expense - 2022 ABS	2,699	3,221
Interest expense - 2023 ABS	3,905	4,285
Interest expense - 2028 Notes	4,710	4,710
Interest expense - 2029 Notes	3,810	—
Amortization of debt issuance costs	2,289	2,226
Total interest and other debt financing expenses	$44,272	$30,372
Average debt outstanding	$2,448,090	$1,459,289
Average stated interest rate	6.9%	7.8%

	Six months ended June 30,
	2025	2024
Interest expense - Revolving Credit Facility	$17,004	$11,131
Interest expense - SPV Credit Facility	8,147	10,676
Interest expense - SPV II Credit Facility	6,026	6,132
Interest expense - SPV III Credit Facility	4,337	988
Interest expense - SPV IV Credit Facility	9,937	—
Interest expense - SPV V Credit Facility	2,705	—
Interest expense - 2022 ABS	5,709	6,442
Interest expense - 2023 ABS	7,818	8,578
Interest expense - 2028 Notes	9,420	9,420
Interest expense - 2029 Notes	7,620	—
Amortization of debt issuance costs	5,142	4,225
Total interest and other debt financing expenses	$83,865	$57,592
Average debt outstanding	$2,288,822	$1,386,197
Average stated interest rate	6.9%	7.7%
Total operating expenses increased by $22.4 and $39.9 million during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to an increase in interest and other debt financing expenses from higher average borrowings outstanding to support portfolio growth, partially offset by a reduced interest rate environment. Additionally, increases in base management fees from higher invested assets contributed to the increase in operating expenses.

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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2025, we recorded a net expense on the consolidated statements of operations of $8 thousand and $0.4 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024, we recorded a net expense on the consolidated statements of operations of $0.2 million and $0.4 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2025, we recorded a net tax expense of $28 thousand on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2024, we recorded a net tax expense of $0.1 million on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended June 30, 2025 and 2024, we recorded sales or dispositions on investments resulting in $(1.8) million and $0.2 million of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2025 and 2024, we recorded sales or dispositions on investments resulting in $(1.6) million and $0.2 million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2025 and 2024, we had $(1.2) million and zero of net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2025 and 2024, we had $(1.1) million and $2 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2025 and 2024, we had $1.3 million and $0.1 million of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2025 and 2024, we had $1.2 million and $0.1 million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended June 30, 2025 and 2024, our investments had $(7.5) million and $(2.4) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2025 and 2024, our investments had $(10.6) million and $5.2 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three and six months ended June 30, 2025, the net change in unrealized loss on investments was primarily driven by mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2025. These declines in fair value were partially offset by net unrealized gains attributable to broad market movements and improvements in fundamental performance at our portfolio companies.

During the three months ended June 30, 2024, the net change in unrealized loss on investments was primarily attributable to unrealized losses on specific portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2024. The unrealized losses were partially offset by unrealized gains due to broad market movements and improvements in fundamental performance at many of our portfolio companies. During the six months ended June 30, 2024, the net change in unrealized gain on investments was primarily attributable to broad market movements and improvements in fundamental performance at many of our portfolio companies. These increases were partially offset by net unrealized losses attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2024.
For the three months ended June 30, 2025 and 2024, our foreign currency forward contracts had $(2.1) million and $(0.7) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2025 and 2024, our foreign currency forward contracts had $(2.8) million and $1.7 million of net change in unrealized gain (loss), respectively.
For the three months ended June 30, 2025 and 2024, our foreign currency and other transactions had $(7.3) million and $(0.3) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2025 and 2024, our foreign currency and other transactions had $(10.0) million and $0.3 million of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $43.4 million and $45.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $0.18 and $0.29, respectively.
For the six months ended June 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $87.4 million and $94.7 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $0.39 and $0.65, respectively.
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
As of June 30, 2025, we had $53.3 million in cash and cash equivalents and $143.5 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of our earnings. As of June 30, 2025, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding consisted of the following:

	Restricted cash and cash equivalents	Debt outstanding
Revolving Credit Facility	n/a	$629,540
MC Income Plus Financing SPV LLC ("SPV")	36,658	306,800
MC Income Plus Financing SPV II LLC ("SPV II")	4,576	164,294
MC Income Plus Financing SPV III LLC ("SPV III")	5,801	200,000
MC Income Plus Financing SPV IV LLC ("SPV IV")	32,709	350,000
MC Income Plus Financing SPV V LLC ("SPV V")	38,376	231,600
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	18,508	248,237
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	6,829	209,100
2028 Notes	n/a	200,000
2029 Notes	n/a	204,000
Total	$143,457	$2,743,571
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on aggregate borrowings outstanding was 193% and 196%, respectively.
Cash Flows
For the six months ended June 30, 2025, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(57.3) million. For the six months ended June 30, 2025, operating activities used $1,034.6 million, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the six months ended June 30, 2025, financing activities provided $977.3 million, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
For the six months ended June 30, 2024, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $13.8 million. For the six months ended June 30, 2024, operating activities used $819.6 million, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the six months ended June 30, 2024, financing activities provided $833.4 million, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of June 30, 2025 and December 31, 2024, we had 248,420,048 and 198,704,495 shares outstanding, respectively.
Distributions
Distributions to stockholders are recorded on the applicable record date. The amount, if any, to be distributed to stockholders is determined by our Board at least quarterly and is generally based upon our earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2025 totaled $62.2 million ($0.26 per share) and $115.9 million ($0.53 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2024 totaled $45.3 million (0.29 per share) and $79.6 million ($0.56 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2025 and 2024, no portion of these distributions would have been characterized as a return of capital to stockholders.
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
Borrowings
Our outstanding debt as of June 30, 2025 was as follows (in thousands):

	June 30, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$707,500	$629,540	$623,715	$5,825
SPV Credit Facility	450,000	306,800	303,867	2,933
SPV II Credit Facility	164,294	164,294	163,598	696
SPV III Credit Facility	200,000	200,000	198,283	1,717
SPV IV Credit Facility	350,000	350,000	347,065	2,935
SPV V Credit Facility	250,000	231,600	229,185	2,415
2022 ABS (4)	248,237	248,237	248,237	—
2023 ABS (5)	209,100	209,100	206,799	2,301
2028 Notes	200,000	200,000	198,411	1,589
2029 Notes	204,000	204,000	202,479	1,521
Total	$2,983,131	$2,743,571	$2,721,639	$21,932
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of June 30, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $29.3 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of June 30, 2025, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion to $707.5 million of aggregate commitments as of June 30, 2025. See Recent Developments for additional information on the Revolving Credit Facility.
As of June 30, 2025 and December 31, 2024, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $519.7 million and $396.1 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40.0 million ($26.3 million in U.S. dollars) and AUD 22.0 million ($13.6 million in U.S. dollars), respectively, and Great Britain pounds of £40.0 million ($54.9 million in U.S. dollars) and £38.4 million ($48.1 million in U.S. dollars), respectively, and Euros of €24.3 million ($28.6 million in U.S. dollars) and €22.5 million ($23.3 million in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $(7.3) million and $(10.0) million for the three and six months ended June 30, 2025, respectively, and $(0.3) million and $0.3 million for the three and six months ended June 30, 2024, respectively.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.5% and 7.0%, respectively.
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

SPV Credit Facilities
SPV Credit Facility
We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. We entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2025 and December 31, 2024, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $631.3 million and $722.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV II Credit Facility
We have a senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature, which allows us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. Through a series of amendments, most recently on June 18, 2024, we increased the facility amount pursuant to the accordion feature of the SPV II Credit Facility to $245.4 million and we borrowed up to the new aggregate commitments under the SPV II Credit Facility and have since amortized down to the current outstanding balance. As of June 30, 2025 and December 31, 2024, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $269.7 million and $307.5 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments. See "Recent Developments" for additional information on the SPV II Credit Facility.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.40% per annum during the initial period, December 20, 2022 through December 20, 2025, and 3.40% per annum during the amortization period, December 21, 2025 through December 20, 2026. The SPV II Credit Facility matures on December 20, 2026, unless sooner terminated in accordance with its terms. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 6.9%, respectively.

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
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. On March 7, 2025, we amended the SPV III Credit Facility to increase facility amount pursuant to the accordion feature of the SPV III Credit Facility to $200.0 million. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of June 30, 2025 and December 31, 2024, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $361.5 million and $142.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.3% and 7.3%, respectively.
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
The SPV IV Credit Facility allows us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of June 30, 2025 and December 31, 2024, the fair value of investments that were held in the SPV IV as collateral for the SPV IV Credit Facility was $601.5 million and $513.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.4% and 6.5%, respectively.
Borrowings under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV V Credit Facility
On February 21, 2025, we entered into a senior secured revolving credit facility (the “SPV V Credit Facility”) with CONA, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows us, through SPV V, to borrow an aggregate principal amount of up to $250.0 million and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $350.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of June 30, 2025, the fair value of our investments that were held in the SPV V as collateral for the SPV V Credit Facility was $387.6 million, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of June 30, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 6.4%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both June 30, 2025 and December 31, 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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

As of June 30, 2025 and December 31, 2024, the fair value of our investments held in the 2022 Issuer as collateral was $341.1 million and $396.6 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both June 30, 2025 and December 31, 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both June 30, 2025 and December 31, 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
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
On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 million of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and we continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both June 30, 2025 and December 31, 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of June 30, 2025 and December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.6% and 6.9%, respectively. As of both June 30, 2025 and December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both June 30, 2025 and December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of June 30, 2025 and December 31, 2024, the fair value of investments that were held in the 2023 Issuer as collateral was $256.4 million and $251.8 million, respectively, and these investments are identified on the consolidated schedule of investments.
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2025 and December 31, 2024, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.

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
As of both June 30, 2025 and December 31, 2024, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.

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
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2025 and December 31, 2024, we had $156.0 million in aggregate principal amount of Series C Notes outstanding and $48.0 million in aggregate principal amount of Series D Notes outstanding.
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

The 2029 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.

The 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both June 30, 2025 and December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.

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
Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of June 30, 2025 and December 31, 2024, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $1.2 billion and $896.6 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of June 30, 2025. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of June 30, 2025, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
Off-Balance Sheet Arrangements: Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Over the last six quarters, the overall middle market saw spread compression and a modest increase in leverage attachment points; however, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. Despite the expansion of overall middle market lending leverage attachment points, leverage for lower middle market lending has continued to decrease throughout the first half of 2025. M&A activity has eased since the fourth quarter of 2024, yet new money volumes have accounted for a larger share of overall direct lending volumes in the first half 2025 as compared to the first half of 2024. This dynamic has been primarily driven by a rise in refinancing activity, as borrowers often will seek to lower their cost of capital in an environment where spreads have compressed.(2) Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration and concurrent market volatility. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and ongoing impact of elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – September 2024.
(2)LSEG LPC’s 2Q25 Sponsored Middle Market Private Deals Analysis – July 2025.

Recent Developments
Distributions: On July 3, 2025, the Board declared the following distributions:

Record Date	Payment Date	Amount Per Share
July 15, 2025	September 26, 2025	$0.09
August 15, 2025	September 26, 2025	0.09
September 15, 2025	September 26, 2025	0.08
Total distributions declared		$0.26
Revolving Credit Facility: On July 9, 2025, we increased the Revolving Credit Facility amount pursuant to the accordion feature of the Revolving Credit Agreement from $707.5 million to $785.0 million of aggregate commitments.
2028 Series E and 2030 Series F Notes: On July 10, 2025, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $42.0 million aggregate principal amount of Series E Notes, due July 10, 2028, with a fixed interest rate of 6.20% per year (the “2028 Series E Notes”), and $161.0 million aggregate principal amount of Series F Notes, due July 10, 2030, with a fixed interest rate of 6.57% per year (the “2030 Series F Notes”), to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The interest rates on the 2028 Series E and 2030 Series F Notes may be increased in the event a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs. The 2028 Series E and 2030 Series F Notes are guaranteed by various subsidiaries of ours.
The 2028 Series E and 2030 Series F Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2028 Series E and 2030 Series F Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the Note Purchase Agreement) applicable to 2028 Series E and 2030 Series F Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of 2028 Series E and 2030 Series F Notes, together with interest on such 2028 Series E and 2030 Series F Notes accrued to, but excluding, the date of prepayment. The 2028 Series E and 2030 Series F Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
SPV II Credit Facility: On August 6, 2025, we entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690.0 million; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027 (the "Reinvestment Period End Date"); (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate to SOFR plus 2.05% per annum through the Reinvestment Period End Date and SOFR plus 3.25% per annum during the period from the Reinvestment Period End Date to the maturity date.
Amendments to Articles of Incorporation: On August 4, 2025, our Board approved an amendment to our charter to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 600,000,000. We filed a copy of the Articles of Amendment (the “Amendment”) with the State Department of Assessments and Taxation of Maryland, in the form filed as Exhibit 3.3 to this quarterly report on Form 10-Q. The Amendment shall become effective upon the conclusion of the review of the Amendment, and acceptance for filing by the State Department of Assessments and Taxation of Maryland.
Asset Purchase Agreement: On August 7,2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC), an affiliate of Monroe Capital LLC. Pursuant to the Purchase Agreement on the Closing Date (as defined in the Purchase Agreement) we agreed to acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Purchase”). The Asset Purchase is structured to comply with the safe harbor provision of Rule 17a-8 of the 1940 Act.
Following the Closing Date, which is currently anticipated to occur during the fourth quarter of 2025, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions. HRZN will be the surviving public entity and will continue to be managed by Horizon Technology Finance Management LLC (“HTFM”) and trade on the NASDAQ under the symbol “HRZN”.

The Purchase Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. The closing of the transaction is also subject to satisfaction of customary closing conditions, including receipt of requisite shareholder approvals by MRCC. In addition, the closing of the transaction is contingent upon the satisfaction of the closing conditions under the merger agreement between MRCC and HRZN, including the approval of their respective shareholders.
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
As of June 30, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the three and six months ended June 30, 2025, we reversed previously accrued capital gains incentive fees of $0.5 million and $1.3 million, respectively, based on unrealized losses on our portfolio during the period. During both the three and six months ended June 30, 2025, $16 thousand was payable to MC Advisors as a result of realized gains during the period. During the three and six months ended June 30, 2024, we reversed $0.4 million of previously accrued capital gains incentive fees and we accrued capital gains incentive fees of $0.9 million, respectively, based on the performance of our portfolio. During the three and six months ended June 30, 2024, $30 thousand and $40 thousand, respectively, was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.

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
Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 300 basis points	$(133,497)	$(54,415)	$(79,082)
Down 200 basis points	(90,396)	(36,277)	(54,119)
Down 100 basis points	(46,112)	(18,138)	(27,974)
Up 100 basis points	46,789	18,138	28,651
Up 200 basis points	93,578	36,277	57,301
Up 300 basis points	140,368	54,415	85,953
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD), Canadian dollars (CAD), Euros (EUR), and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2025, we had foreign currency forward contracts in place for AUD 3.9 million, CAD 14.0 million, EUR 3.9 million and GBP 2.3 million associated with future principal and interest payments on certain investments.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the quarter ended June 30, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 19, 2025, we issued 10,639,149 shares of our common stock, par value $0.01 per share, at a price of $10.33 per share for proceeds of $109.9 million.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” The Company has adopted insider trading policies and procedures governing the purchase, sale and disposition of the Company's securities by directors and executive officers of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment*

3.4	Amended and Restated Bylaws (3)

10.1	Incremental Commitment and Assumption Agreement, dated as of April 3, 2025, by the Company, as borrower, the lenders from time to time party thereto; and ING Capital LLC as administrative agent.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
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

Date: August 8, 2025	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: August 8, 2025	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation