Form 10-Q
period 2025-09-30
Monroe Capital Income Plus Corp
filed 2025-11-07
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01301
MONROE CAPITAL INCOME PLUS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	83-0711022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 North Wacker Drive, 35th Floor Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)
(312) 258-8300
(Registrant’s Telephone Number, Including Area Code)
311 South Wacker Drive, Suite 6400, Chicago, IL 60606
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, the registrant had 269,714,368 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$5,109,503	$3,863,218
Non-controlled affiliate company investments	288,820	145,755
Total investments, at fair value (amortized cost of: $5,453,387 and $4,002,785, respectively)	5,398,323	4,008,973
Cash and cash equivalents	41,532	129,634
Restricted cash and cash equivalents	86,137	124,390
Net unrealized gain on foreign currency forward contracts	—	1,501
Interest and dividend receivable	64,087	39,387
Receivable for unsettled trades	8,869	—
Other assets	1,222	1,265
Total assets	5,600,170	4,305,150
Liabilities
Debt	2,775,533	2,151,713
Less: Unamortized debt issuance costs	(27,297)	(23,351)
Total debt, less unamortized debt issuance costs	2,748,236	2,128,362
Interest payable	44,693	21,325
Net unrealized loss on foreign currency forward contracts	1,194	—
Payable for unsettled trades	49,600	53,458
Base management fees payable	17,264	12,761
Incentive fees payable	8,596	9,540
Accounts payable and accrued expenses	25,418	19,977
Directors' fees payable	37	—
Total liabilities	2,895,038	2,245,423
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 600,000 and 300,000 shares authorized, 269,714 and 198,704 shares issued and outstanding, respectively	$270	$199
Capital in excess of par value	2,750,745	2,018,583
Accumulated undistributed (overdistributed) earnings	(45,883)	40,945
Total net assets	$2,705,132	$2,059,727
Total liabilities and total net assets	$5,600,170	$4,305,150
Net asset value per share	$10.03	$10.37
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$128,087	$104,063	$359,646	$274,335
Payment-in-kind interest income	5,210	3,921	12,952	9,777
Dividend income	508	498	1,617	1,061
Other income	497	3,405	1,285	6,065
Total investment income from non-controlled/non-affiliate company investments	134,302	111,887	375,500	291,238
Non-controlled affiliate company investments:
Interest income	1,659	1,352	5,276	3,651
Payment-in-kind interest income	1,024	80	2,103	226
Dividend income	1,692	—	2,473	—
Other income	21	—	63	—
Total investment income from non-controlled affiliate company investments	4,396	1,432	9,915	3,877
Total investment income	138,698	113,319	385,415	295,115
Operating expenses:
Interest and other debt financing expenses	48,734	37,754	132,599	95,346
Base management fees	17,264	11,542	47,208	30,169
Incentive fees	8,596	8,312	23,175	21,843
Professional fees	1,243	749	2,666	1,803
Administrative service fees	1,189	790	3,247	2,039
General and administrative expenses	1,400	1,337	3,443	3,330
Directors’ fees	37	38	112	113
Total operating expenses	78,463	60,522	212,450	154,643
Net investment income before income taxes	60,235	52,797	172,965	140,472
Income taxes, including excise taxes	63	199	474	673
Net investment income	60,172	52,598	172,491	139,799
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(2,606)	495	(4,246)	719
Foreign currency forward contracts	(71)	(25)	(1,201)	(23)
Foreign currency and other transactions	7	(220)	1,236	(126)
Net realized gain (loss)	(2,670)	250	(4,211)	570
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(50,688)	7,619	(56,982)	22,896
Non-controlled/affiliate company investments	(4)	2,383	(4,270)	(7,672)
Foreign currency forward contracts	138	(1,786)	(2,695)	(105)
Foreign currency and other transactions	1,131	(2,881)	(8,895)	(2,588)
Net change in unrealized gain (loss)	(49,423)	5,335	(72,842)	12,531
Net gain (loss)	(52,093)	5,585	(77,053)	13,101
Net increase (decrease) in net assets resulting from operations	$8,079	$58,183	$95,438	$152,900
Per common share data:
Net investment income per share - basic and diluted	$0.24	$0.30	$0.74	$0.91
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.03	$0.34	$0.41	$0.99
Weighted average common shares outstanding - basic and diluted	254,865	172,614	233,574	154,300
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at June 30, 2024	164,976	$165	$1,670,075	$35,238	$1,705,478
Net investment income	—	—	—	52,598	52,598
Net realized gain (loss)	—	—	—	250	250
Net change in unrealized gain (loss)	—	—	—	5,335	5,335
Issuances of common stock	15,732	16	162,655	—	162,671
Repurchases of common stock	(1,752)	(2)	(18,116)	—	(18,118)
Distributions declared to stockholders	—	—	—	(49,259)	(49,259)
Stock issued in connection with dividend reinvestment plan	2,032	2	21,008	—	21,010
Balances at September 30, 2024	180,988	$181	$1,835,622	$44,162	$1,879,965

Balances at June 30, 2025	248,420	$249	$2,533,609	$12,408	$2,546,266
Net investment income	—	—	—	60,172	60,172
Net realized gain (loss)	—	—	—	(2,670)	(2,670)
Net change in unrealized gain (loss)	—	—	—	(49,423)	(49,423)
Issuances of common stock	22,257	22	226,786	—	226,808
Repurchases of common stock	(3,773)	(4)	(38,447)	—	(38,451)
Distributions declared to stockholders	—	—	—	(66,370)	(66,370)
Stock issued in connection with dividend reinvestment plan	2,810	3	28,797	—	28,800
Balances at September 30, 2025	269,714	$270	$2,750,745	$(45,883)	$2,705,132

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667
Net investment income	—	—	—	139,799	139,799
Net realized gain (loss)	—	—	—	570	570
Net change in unrealized gain (loss)	—	—	—	12,531	12,531
Issuances of common stock	53,383	54	549,338	—	549,392
Repurchases of common stock	(4,891)	(5)	(50,365)	—	(50,370)
Distributions declared to stockholders	—	—	—	(128,900)	(128,900)
Stock issued in connection with dividend reinvestment plan	5,263	5	54,271	—	54,276
Balances at September 30, 2024	180,988	$181	$1,835,622	$44,162	$1,879,965

Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727
Net investment income	—	—	—	172,491	172,491
Net realized gain (loss)	—	—	—	(4,211)	(4,211)
Net change in unrealized gain (loss)	—	—	—	(72,842)	(72,842)
Issuances of common stock	69,237	69	713,496	—	713,565
Repurchases of common stock	(5,939)	(6)	(60,855)	—	(60,861)
Distributions declared to stockholders	—	—	—	(182,266)	(182,266)
Stock issued in connection with dividend reinvestment plan	7,712	8	79,521	—	79,529
Balances at September 30, 2025	269,714	$270	$2,750,745	$(45,883)	$2,705,132
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$95,438	$152,900
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	4,246	(719)
Net realized (gain) loss on foreign currency forward contracts	1,201	23
Net realized (gain) loss on foreign currency and other transactions	(1,236)	126
Net change in unrealized (gain) loss on investments	61,252	(15,224)
Net change in unrealized (gain) loss on foreign currency forward contracts	2,695	105
Net change in unrealized (gain) loss on foreign currency and other transactions	8,895	2,588
Payment-in-kind interest capitalized	(15,058)	(10,010)
Net accretion of discounts and amortization of premiums	(10,472)	(7,323)
Purchases of investments	(2,115,976)	(1,498,871)
Proceeds from principal payments and sale of investments and settlement of forward contracts	686,693	400,236
Amortization of debt issuance costs	7,298	6,733
Changes in operating assets and liabilities:
Interest and dividend receivable	(24,700)	(16,759)
Receivable for unsettled trades	(8,869)	—
Other assets	43	96
Interest payable	23,368	13,927
Payable for unsettled trades	(3,858)	(57,455)
Base management fees payable	4,503	4,102
Incentive fees payable	(944)	4,180
Accounts payable and accrued expenses	5,441	7,518
Directors’ fees payable	37	38
Net cash provided by (used in) operating activities	(1,280,003)	(1,013,789)
Cash flows from financing activities:
Borrowings on debt	2,828,232	2,147,431
Repayments of debt	(2,213,315)	(1,512,211)
Debt issuance costs capitalized	(11,244)	(13,052)
Proceeds from issuance of common stock	713,565	549,392
Repurchases of common stock	(60,861)	(50,370)
Stockholder distributions paid	(102,737)	(74,624)
Net cash provided by (used in) financing activities	1,153,640	1,046,566
Net increase (decrease) in cash and restricted cash and cash equivalents	(126,363)	32,777
Effect of foreign currency exchange rates	8	16
Cash and restricted cash and cash equivalents, beginning of period	254,024	77,755
Cash and restricted cash and cash equivalents, end of period	$127,669	$110,548
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$101,933	$74,686
Cash paid for income taxes, including excise taxes, during the period	$1,128	$586
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$79,529	$54,276
Non-cash purchases of investments	$—	$(2,100)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$41,532	$129,634
Restricted cash and cash equivalents	86,137	124,390
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$127,669	$254,024

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$20,357	$17,586
Restricted cash and cash equivalents	90,191	60,169
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$110,548	$77,755
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Air Transport Components Acquisition, LLC	(8)	SF	4.50%	8.81%	6/18/2025	6/18/2031	7,000	$6,915	$7,000	0.3%
Air Transport Components Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.81%	6/18/2025	6/18/2031	5,600	—	—	0.0%
Air Transport Components Acquisition, LLC (Revolver)	(19)	SF	4.50%	8.81%	6/18/2025	6/18/2031	2,100	—	—	0.0%
API Holdings III Corp.		SF	7.00%	5.00% Cash/ 6.00% PIK	11/3/2023	3/25/2027	164	163	168	0.0%
Engineering Research and Consulting, LLC		SF	5.00%	9.29%	8/14/2025	8/29/2031	7,980	7,822	7,760	0.3%
							22,844	14,900	14,928	0.6%
Automotive
Burgess Point Purchaser Corporation	(6)	SF	5.35%	9.51%	6/30/2022	7/25/2029	4,863	4,549	4,243	0.2%
First Brands Group, LLC (1L Standby Letter of Credit Facility)	(11)(21)(27)	SF	7.00%	11.32%	1/24/2025	3/30/2027	46,500	45,328	22,971	0.8%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.35%	9.63%	8/2/2021	11/1/2028	9,625	9,555	9,620	0.4%
Lifted Trucks Holdings, LLC	(8)	SF	5.35%	9.63%	8/11/2025	11/1/2028	11,907	11,735	11,901	0.4%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.35%	9.63%	8/2/2021	11/1/2028	3,175	1,190	1,190	0.0%
Panda Acquisition, LLC	(6)	SF	8.60%	12.47% PIK	12/20/2022	10/18/2028	10,888	9,825	9,064	0.3%
Power Stop, LLC	(11)	SF	4.85%	9.16%	3/26/2024	1/26/2029	5,460	5,137	4,487	0.2%
Tenneco Inc.	(6)(8)	SF	5.10%	9.10%	11/3/2023	11/17/2028	15,622	14,633	15,335	0.6%
							108,040	101,952	78,811	2.9%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	14.03%	7/29/2021	7/29/2026	10,125	9,672	4,563	0.2%
StarCompliance MidCo, LLC	(9)(27)	SF	6.10%	10.10%	5/31/2023	1/12/2027	441	437	441	0.0%
StarCompliance MidCo, LLC	(7)(9)(10)(11)(27)	SF	6.10%	10.10%	1/12/2021	1/12/2027	27,375	27,227	27,409	1.0%
StarCompliance MidCo, LLC	(7)(27)	SF	6.10%	10.10%	10/12/2021	1/12/2027	4,253	4,230	4,259	0.1%
StarCompliance MidCo, LLC	(11)	SF	6.10%	10.10%	12/12/2024	1/12/2027	2,509	2,479	2,513	0.1%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	6.10%	10.10%	1/12/2021	1/12/2027	4,234	1,863	1,863	0.1%
							48,937	45,908	41,048	1.5%
Beverage, Food & Tobacco
Caputo Cheese Interco Corp.	(8)	SF	5.00%	9.28%	6/30/2025	6/30/2030	15,000	14,781	15,045	0.6%
Caputo Cheese Interco Corp. (Revolver)	(19)	SF	5.00%	9.28%	6/30/2025	6/30/2030	2,500	125	125	0.0%
Demakes Borrower, LLC	(8)	SF	6.00%	10.00%	12/15/2023	12/12/2029	4,793	4,703	4,793	0.2%
Izzio Artisan Bakery, LLC	(9)(11)	SF	6.00%	10.16%	9/27/2024	9/27/2029	14,355	14,116	14,405	0.5%
Izzio Artisan Bakery, LLC	(6)(8)	SF	6.00%	10.16%	9/27/2024	9/27/2029	10,307	10,307	10,344	0.4%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.16%	8/15/2025	9/27/2029	31,056	6,199	6,220	0.2%
Max US Bidco Inc.	(34)	SF	5.00%	9.00%	8/1/2025	10/2/2030	10,000	9,963	9,790	0.4%
Nellson Nutraceutical, LLC	(8)(27)	SF	5.75%	9.75%	5/9/2025	4/17/2031	25,000	24,642	25,113	0.9%
Nellson Nutraceutical, LLC	(8)	SF	5.75%	9.75%	4/17/2025	4/17/2031	7,422	7,315	7,455	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Nellson Nutraceutical, LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.75%	4/17/2025	4/17/2031	1,953	$—	$—	0.0%
Nellson Nutraceutical, LLC (Revolver)	(19)	SF	5.75%	9.75%	4/17/2025	4/17/2031	5,078	703	706	0.0%
SCP Baked Goods Holdings, LLC	(8)	SF	4.75%	8.75%	5/1/2025	5/1/2031	8,978	8,868	8,995	0.3%
SCP Baked Goods Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	5/1/2025	5/1/2031	3,750	—	—	0.0%
SCP Baked Goods Holdings, LLC (Revolver)	(19)	SF	4.75%	8.75%	5/1/2025	5/1/2031	1,250	—	—	0.0%
							141,442	101,722	102,991	3.8%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	6.40% Cash/ 4.00% PIK	3/31/2025	8/11/2027	5,403	5,234	5,546	0.2%
Adept AG Holdings, LLC	(21)	SF	6.15%	6.15% Cash/ 4.00% PIK	3/31/2025	8/11/2027	4,402	4,153	4,519	0.2%
Automated Industrial Robotics US HoldCo Inc.	(12)(24)	EU	5.00%	7.00%	8/5/2025	8/5/2032	2,924	2,857	2,925	0.1%
Automated Industrial Robotics US HoldCo Inc.	(12)(23)	SN	5.00%	9.22%	8/5/2025	8/5/2032	5,849	5,728	5,849	0.2%
Automated Industrial Robotics US HoldCo Inc.		SF	5.00%	9.32%	8/5/2025	8/5/2032	5,778	5,720	5,720	0.2%
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.32%	8/5/2025	8/5/2032	11,111	—	—	0.0%
Automated Industrial Robotics US HoldCo Inc. (Revolver)	(19)	SF	5.00%	9.32%	8/5/2025	8/5/2032	4,445	444	440	0.0%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.25%	10.41%	12/22/2023	12/21/2029	49,375	48,620	49,375	1.8%
BLP Buyer, Inc.	(6)	SF	6.25%	10.41%	5/8/2024	12/21/2029	1,881	1,850	1,881	0.1%
BLP Buyer, Inc.	(27)	SF	6.25%	10.41%	12/21/2023	12/21/2029	5,940	5,940	5,940	0.2%
BLP Buyer, Inc.	(8)	SF	6.25%	10.29%	8/29/2025	12/21/2029	1,080	1,064	1,080	0.1%
BLP Buyer, Inc.	(8)	SF	6.25%	10.41%	9/26/2025	12/21/2029	1,500	1,478	1,500	0.1%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.25%	10.41%	12/22/2023	12/21/2029	6,849	3,513	3,513	0.1%
CGI Automated Manufacturing, LLC	(6)	SF	7.11%	11.28%	9/9/2022	12/17/2026	8,471	8,392	8,418	0.3%
CGI Automated Manufacturing, LLC	(6)	SF	7.11%	11.28%	9/30/2022	12/17/2026	5,390	5,348	5,356	0.2%
CGI Automated Manufacturing, LLC	(6)	SF	7.11%	11.28%	9/9/2022	12/17/2026	10,314	10,212	10,249	0.4%
Cleanova US Holdings LLC	(12)(40)	SF	4.75%	8.81%	6/17/2025	6/12/2032	14,286	13,801	14,343	0.5%
DS Parent, Inc.	(27)	SF	5.50%	9.50%	12/15/2023	1/31/2031	19,750	18,922	18,396	0.7%
IMMEC Buyer	(8)	SF	5.00%	9.36%	9/19/2025	8/13/2031	8,900	8,769	8,833	0.3%
IMMEC Buyer (Delayed Draw)	(19)(20)	SF	5.00%	9.36%	8/13/2025	8/13/2031	4,248	—	—	0.0%
IMMEC Buyer (Revolver)	(19)	SF	5.00%	9.36%	8/13/2025	8/13/2031	2,124	212	212	0.0%
Incompass, LLC		SF	7.75%	11.92%	12/20/2024	11/27/2028	2,071	2,034	2,115	0.1%
Incompass, LLC	(6)(10)	SF	7.75%	11.92%	11/27/2023	11/27/2028	23,580	23,170	24,075	0.9%
PrecisionX Group, LLC	(8)	SF	7.01%	11.30%	8/16/2024	6/30/2028	2,532	2,486	2,517	0.1%
PrecisionX Group, LLC	(8)(10)(11)	SF	7.01%	11.30%	6/30/2023	6/30/2028	15,680	15,436	15,582	0.6%
PrecisionX Group, LLC	(8)	SF	7.01%	11.30%	5/20/2024	6/30/2028	8,024	7,878	7,974	0.3%
PrecisionX Group, LLC	(27)	SF	7.01%	11.30%	6/30/2023	6/30/2028	5,944	5,944	5,907	0.2%
PrecisionX Group, LLC	(27)	SF	7.01%	11.30%	5/20/2024	6/30/2028	5,959	5,959	5,921	0.2%
PrecisionX Group, LLC	(6)	SF	7.01%	11.30%	8/16/2024	6/30/2028	3,729	3,729	3,705	0.1%
PrecisionX Group, LLC	(6)	SF	6.75%	11.04%	8/15/2025	6/30/2028	1,801	1,776	1,790	0.1%
PrecisionX Group, LLC (Revolver)	(19)	SF	7.01%	11.30%	6/30/2023	6/30/2028	3,002	600	597	0.0%
Tavoron Buyer Corp.	(27)	SF	5.00%	9.28%	2/21/2025	1/22/2031	7,581	7,478	7,581	0.3%
Tavoron Buyer Corp. (Delayed Draw)	(19)(20)	SF	5.00%	9.28%	1/22/2025	1/22/2031	8,026	1,068	1,068	0.0%
Tavoron Buyer Corp. (Revolver)	(12)(19)(22)	SF	5.00%	9.28%	1/22/2025	1/22/2031	192	—	—	0.0%
Tavoron Buyer Corp. (Revolver)	(19)	SF	5.00%	9.28%	1/22/2025	1/22/2031	1,338	—	—	0.0%
							269,479	229,815	232,927	8.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Chemicals, Plastics & Rubber
Resin Solutions LLC	(8)	SF	5.00%	9.15%	8/15/2025	8/15/2031	11,000	$10,891	$10,890	0.4%
Resin Solutions LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.15%	8/15/2025	8/15/2031	2,241	—	—	0.0%
Resin Solutions LLC (Revolver)	(19)	SF	5.00%	9.15%	8/15/2025	8/15/2031	1,222	—	—	0.0%
							14,463	10,891	10,890	0.4%
Construction & Building
Guardian Restoration Partners Buyer, LLC	(10)	SF	4.75%	8.75%	11/14/2024	11/1/2031	11,967	11,835	11,967	0.4%
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	11/1/2024	11/1/2031	19,962	16,671	16,671	0.6%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	4.75%	8.75%	11/1/2024	11/1/2031	3,000	1,280	1,280	0.1%
Harlem Acquisition, LLC	(8)(11)	SF	4.75%	9.04%	11/26/2024	11/7/2030	31,840	31,354	32,158	1.2%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	11/7/2024	11/7/2030	9,143	2,011	2,032	0.1%
Harlem Acquisition, LLC (Revolver)	(19)	SF	4.75%	9.04%	11/7/2024	11/7/2030	6,095	—	—	0.0%
MEI Buyer LLC	(8)(11)	SF	5.00%	9.16%	6/30/2023	6/29/2029	25,096	24,566	25,347	0.9%
MEI Buyer LLC	(10)(11)	SF	5.00%	9.16%	1/9/2024	6/30/2029	14,091	13,989	14,232	0.5%
MEI Buyer LLC	(8)	SF	5.00%	9.15%	6/30/2023	6/29/2029	4,013	4,013	4,053	0.1%
MEI Buyer LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.25%	3/27/2025	6/29/2029	8,941	2,231	2,253	0.1%
MEI Buyer LLC (Revolver)	(19)	SF	5.00%	9.16%	6/30/2023	6/29/2029	5,253	—	—	0.0%
Mooring Primary, LLC	(8)(27)	SF	5.25%	9.53%	4/24/2025	4/1/2031	15,162	14,947	15,207	0.6%
Mooring Primary, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Mooring Primary, LLC (Revolver)	(19)	SF	5.25%	9.53%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Premier Roofing L.L.C.		SF	9.65%	11.85% Cash/ 2.00% PIK	8/31/2020	12/31/2026	3,042	3,042	2,750	0.1%
Premier Roofing L.L.C. (Revolver)	(19)	SF	9.65%	11.65% Cash/ 2.00% PIK	8/31/2020	12/31/2026	1,226	1,082	978	0.0%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.78%	4/19/2021	4/17/2026	4,309	4,298	4,309	0.2%
TCFIII OWL Buyer LLC	(8)	SF	5.61%	9.78%	4/19/2021	4/17/2026	5,261	5,261	5,261	0.2%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.78%	12/17/2021	4/17/2026	4,722	4,709	4,722	0.2%
Water Buyer, LLC	(10)	SF	5.25%	9.25%	8/8/2024	8/8/2030	9,925	9,800	9,945	0.4%
Water Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	8/8/2024	8/8/2030	6,000	—	—	0.0%
Water Buyer, LLC (Revolver)	(19)	SF	5.25%	9.41%	8/8/2024	8/8/2030	3,000	200	200	0.0%
							204,714	151,289	153,365	5.7%
Consumer Goods: Durable
Independence Buyer, Inc.	(7)	SF	7.90%	10.20% Cash/ 2.00% PIK	8/3/2021	1/31/2027	11,135	11,090	9,409	0.3%
Independence Buyer, Inc. (Revolver)	(19)	SF	7.85%	10.07% Cash/ 2.00% PIK	8/3/2021	1/31/2027	1,482	779	659	0.0%
Ivanti Software, Inc.		SF	5.75%	10.05%	5/14/2025	6/1/2029	2,468	2,445	2,545	0.1%
Jumpstart Holdco, Inc. (Revolver)	(19)(21)	SF	5.50%	9.33%	7/16/2025	4/19/2028	881	729	729	0.0%
Recycled Plastics Industries, LLC	(7)(8)	SF	6.85%	11.13%	8/4/2021	8/4/2026	4,174	4,157	4,159	0.2%
Recycled Plastics Industries, LLC (Revolver)	(19)	SF	6.85%	11.13%	8/4/2021	8/4/2026	446	—	—	0.0%
SonicWall US Holdings Inc.	(34)	SF	5.00%	9.00%	10/7/2024	5/18/2028	15,922	15,849	15,205	0.6%
Syniverse Holdings, LLC	(12)	SF	7.00%	10.99%	3/4/2025	5/13/2027	11,903	11,857	11,647	0.4%
							48,411	46,906	44,353	1.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(8)(9)	SF	6.36%	10.64%	5/18/2021	5/18/2026	13,440	$13,394	$13,406	0.5%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(9)	SF	6.36%	10.64%	12/15/2021	5/18/2026	2,467	2,458	2,461	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(6)	SF	6.36%	10.64%	8/12/2022	5/18/2026	6,694	6,666	6,678	0.3%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(7)	SF	6.36%	10.64%	8/12/2022	5/18/2026	2,891	2,891	2,884	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(8)	SF	6.36%	10.64%	3/3/2025	5/18/2026	2,747	2,728	2,740	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	(19)	SF	6.36%	10.64%	5/18/2021	5/18/2026	2,222	889	887	0.0%
Excelligence Learning Corporation	(6)	SF	5.75%	9.75%	3/15/2024	1/18/2030	12,017	11,828	11,552	0.4%
Excelligence Learning Corporation (Revolver)	(19)	SF	5.75%	9.75%	3/15/2024	1/18/2030	3,425	514	494	0.0%
Gibson Brands, Inc.	(8)	SF	5.26%	9.58%	4/19/2024	8/13/2028	14,379	14,188	13,639	0.5%
Quirch Foods Holdings, LLC	(34)	SF	4.86%	9.05%	8/28/2025	10/27/2027	9,880	9,739	9,718	0.4%
The Kyjen Company, LLC	(6)(7)	SF	7.75%	10.61% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,975	2,970	2,630	0.1%
The Kyjen Company, LLC		SF	7.50%	10.36% Cash/ 1.00% PIK	9/13/2022	4/3/2026	5	5	5	0.0%
The Kyjen Company, LLC (Revolver)	(19)	SF	7.65%	10.51% Cash/ 1.00% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC	(21)	SF	10.26%	14.58% PIK	6/18/2024	6/18/2029	574	574	574	0.0%
							74,031	68,844	67,668	2.5%
Containers, Packaging & Glass
Assembly Buyer, LLC	(6)(8)	SF	4.75%	9.05%	6/30/2025	6/30/2031	16,000	15,842	16,000	0.6%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	6/30/2025	6/30/2031	7,111	—	—	0.0%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.05%	7/2/2025	6/30/2031	853	—	—	0.0%
Assembly Buyer, LLC (Revolver)	(19)	SF	4.75%	9.05%	6/30/2025	6/30/2031	2,667	—	—	0.0%
B2B Industrial Products LLC	(6)	SF	6.90%	11.10%	12/6/2022	10/7/2026	9,548	9,479	9,409	0.3%
B2B Industrial Products LLC	(6)	SF	6.90%	11.10%	4/4/2023	10/7/2026	2,210	2,192	2,178	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.40%	9.69%	11/27/2024	12/17/2027	14,014	13,952	14,014	0.5%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.40%	9.69%	11/27/2024	12/17/2027	1,476	1,474	1,476	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.40%	9.69%	11/27/2024	12/17/2027	6,658	6,650	6,658	0.2%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.40%	9.69%	11/27/2024	12/17/2027	3,586	3,582	3,586	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	5.40%	9.42%	11/27/2024	12/17/2027	6,114	—	—	0.0%
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(36)	SF	5.40%	9.42%	11/27/2024	12/17/2027	4,076	1,929	1,929	0.1%
Polychem Acquisition, LLC	(6)	SF	5.61%	5.78% Cash/ 4.00% PIK	4/8/2019	8/15/2026	1,946	1,946	1,626	0.1%
							76,259	57,046	56,876	2.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
PNE Interco LLC	(6)(7)(8)(11)	SF	5.75%	10.04%	2/12/2024	2/12/2030	13,825	$13,612	$13,866	0.5%
PNE Interco LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.95%	2/12/2024	2/12/2030	5,303	4,419	4,432	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.75%	10.04%	2/12/2024	2/12/2030	5,899	787	787	0.0%
Quest Resource Management Group, LLC		SF	7.61%	11.89%	12/30/2024	6/28/2030	14,230	14,071	12,779	0.5%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	7.61%	11.89%	12/30/2024	6/28/2030	6,944	—	—	0.0%
Trilon Group, LLC	(7)(8)(9)(10)	SF	4.75%	9.07%	3/31/2025	5/25/2029	11,594	11,594	11,600	0.4%
Trilon Group, LLC	(8)	SF	4.75%	9.07%	4/15/2024	5/25/2029	3,562	3,508	3,564	0.1%
Trilon Group, LLC	(6)(8)	SF	4.75%	8.92%	4/15/2024	5/25/2029	12,011	12,011	12,017	0.5%
Trilon Group, LLC	(8)	SF	4.75%	8.92%	9/12/2023	5/25/2029	366	366	366	0.0%
Trilon Group, LLC	(8)(27)	SF	4.75%	9.07%	3/25/2025	5/25/2029	10,132	10,043	10,137	0.4%
Trilon Group, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.07%	3/12/2025	5/25/2029	10,157	2,844	2,846	0.1%
Trilon Group, LLC (Revolver)	(19)	SF	4.75%	8.92%	9/12/2023	5/25/2029	4,874	—	—	0.0%
Volt Bidco, Inc.	(7)	SF	6.50%	10.50%	8/11/2021	8/11/2027	9,906	9,834	9,596	0.4%
Volt Bidco, Inc.	(11)	SF	6.50%	10.50%	8/11/2021	8/11/2027	1,862	1,862	1,804	0.1%
Volt Bidco, Inc.	(27)	SF	6.50%	10.50%	9/17/2024	8/11/2027	772	772	748	0.0%
Volt Bidco, Inc.	(27)	SF	6.50%	10.50%	12/28/2023	8/11/2027	1,070	1,069	1,037	0.0%
Volt Bidco, Inc. (Revolver)	(19)	SF	6.50%	10.50%	8/11/2021	8/11/2027	956	—	—	0.0%
							113,463	86,792	85,579	3.2%
FIRE: Finance
Arax Midco, LLC	(8)(9)(10)(12)	SF	5.00%	9.04%	4/11/2024	4/11/2029	12,894	12,780	12,894	0.5%
Arax Midco, LLC	(8)(12)	SF	5.00%	9.32%	5/30/2025	4/11/2029	3,688	3,654	3,688	0.1%
Arax Midco, LLC	(12)	SF	5.00%	9.00%	4/11/2024	4/11/2029	588	588	588	0.0%
Arax Midco, LLC (Delayed Draw)	(12)(19)(20)	SF	5.00%	9.00%	5/30/2025	4/11/2029	6,312	297	297	0.0%
Arax Midco, LLC (Revolver)	(12)(19)	SF	5.00%	9.23%	4/11/2024	4/11/2029	1,293	155	155	0.0%
Band Finance LLC and Anderson Global Luxembourg SCSp	(6)(8)(9)	SF	5.25%	9.50%	9/5/2025	8/5/2031	36,500	36,048	36,044	1.3%
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	(12)(19)(20)(39)	SF	5.25%	9.46%	8/6/2025	8/6/2031	13,905	12,566	12,488	0.5%
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	(12)(19)(39)	SF	5.25%	9.46%	8/6/2025	8/5/2031	5,214	—	—	0.0%
Beckway Acquisition, Inc.		SF	4.75%	8.95%	8/29/2025	8/29/2030	8,000	7,881	7,880	0.3%
Beckway Acquisition, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.95%	8/29/2025	8/29/2030	5,714	—	—	0.0%
Beckway Acquisition, Inc. (Revolver)	(19)	SF	4.75%	8.95%	8/29/2025	8/29/2030	1,429	—	—	0.0%
Bench Walk Lead, LLC	(12)	SF	10.50%	14.50%	6/9/2023	6/14/2027	31,352	31,330	31,745	1.2%
Bench Walk Lead, LLC	(12)	SF	10.50%	14.50%	6/9/2023	6/14/2027	1,854	1,854	1,877	0.1%
Bench Walk Lead, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	15.00%	1/22/2025	1/22/2031	8,581	4,181	4,181	0.2%
BW 51f, L.P.	(12)	SF	8.00%	12.29%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.3%
Cpex Purchaser, LLC	(6)(7)(9)	SF	6.00%	10.12%	8/26/2022	2/28/2030	36,000	35,432	36,108	1.3%
Cpex Purchaser, LLC	(6)	SF	5.50%	9.67%	3/26/2025	2/28/2030	6,448	6,387	6,467	0.2%
Cpex Purchaser, LLC		SF	6.00%	10.32%	9/30/2021	2/28/2030	4,061	4,061	4,073	0.1%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.37%	3/26/2025	2/28/2030	4,320	1,368	1,372	0.0%
Cpex Purchaser, LLC (Revolver)	(19)	SF	6.00%	10.16%	9/30/2021	2/28/2030	13,935	8,710	8,710	0.3%
GC Champion Acquisition LLC	(7)(8)	SF	5.00%	9.22%	8/19/2022	8/18/2028	19,955	19,817	19,955	0.7%
GC Champion Acquisition LLC	(6)	SF	5.00%	9.22%	8/19/2022	8/18/2028	3,539	3,539	3,539	0.1%
GC Champion Acquisition LLC	(6)	SF	5.00%	9.22%	8/1/2023	8/18/2028	10,617	10,414	10,617	0.4%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.22%	8/19/2024	8/18/2028	3,430	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,357	$3,466	$3,470	0.1%
J2 BWA Funding LLC (Revolver)	(12)(19)	n/a	n/a	10.00%	12/14/2020	12/24/2026	1,748	1,711	1,711	0.1%
Resolute Investment Managers, Inc.		SF	6.76%	10.76%	6/30/2025	10/30/2028	18,101	18,065	15,929	0.6%
SCP Intermediate Holdings, LLC	(8)(12)	SF	6.15%	10.15%	12/28/2022	12/28/2028	2,918	2,873	2,917	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	6.15%	10.15%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Slater Slater Schulman LLP		SF	7.50%	11.50%	12/6/2023	12/4/2026	18,373	18,373	18,499	0.7%
Tax Protection BuyCo, LLC	(10)(27)	SF	5.00%	9.29%	4/1/2025	4/1/2031	23,940	23,601	23,988	0.9%
Tax Protection BuyCo, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.29%	4/1/2025	4/1/2031	4,706	—	—	0.0%
Tax Protection BuyCo, LLC (Revolver)	(19)	SF	5.00%	9.29%	4/1/2025	4/1/2031	5,882	—	—	0.0%
TEAM Public Choices, LLC	(6)	SF	5.15%	9.46%	8/23/2022	12/17/2027	4,435	4,325	4,430	0.2%
TEAM Public Choices, LLC	(11)	SF	5.26%	9.57%	1/25/2024	12/17/2027	1,473	1,469	1,472	0.1%
Tegra118 Wealth Solutions, Inc.	(12)	SF	4.00%	8.20%	3/6/2025	2/18/2027	1,772	1,768	1,761	0.1%
Transnetwork LLC	(11)(27)	SF	4.75%	8.75%	11/20/2023	12/29/2030	15,601	15,418	15,588	0.6%
							358,882	301,131	301,443	11.1%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	6.51%	10.71%	9/24/2024	3/12/2028	757	665	731	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.65%	12/22/2021	12/22/2027	7,221	7,158	7,221	0.3%
InsideRE, LLC	(9)	SF	5.65%	9.65%	12/22/2021	12/22/2027	2,806	2,806	2,806	0.1%
InsideRE, LLC (Delayed Draw)	(19)(20)	SF	5.65%	9.65%	3/7/2025	12/22/2027	768	383	383	0.0%
InsideRE, LLC (Revolver)	(19)	P	4.50%	11.75%	12/22/2021	12/22/2027	965	225	225	0.0%
Lessen LLC		SF	10.00%	14.00%	1/5/2023	1/5/2028	8,665	8,488	8,426	0.3%
							21,182	19,725	19,792	0.7%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	5.00%	9.00%	6/7/2023	6/7/2029	9,775	9,604	9,785	0.4%
Animal Dermatology Group, Inc.	(8)	SF	5.00%	9.00%	6/7/2023	6/7/2029	3,681	3,681	3,685	0.1%
Animal Dermatology Group, Inc.	(8)	SF	5.00%	9.00%	1/11/2024	6/7/2029	8,694	8,694	8,703	0.3%
Animal Dermatology Group, Inc.	(8)	SF	5.00%	9.00%	10/28/2024	6/7/2029	5,755	5,755	5,761	0.2%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.00%	9/4/2025	6/7/2029	19,224	2,666	2,669	0.1%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.00%	9/4/2025	6/7/2029	19,231	—	—	0.0%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	5.00%	9.00%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	4.85%	9.02%	5/6/2021	5/6/2028	3,168	3,147	3,166	0.1%
Appriss Health, LLC (Revolver)	(19)	SF	4.85%	9.02%	5/6/2021	5/6/2028	433	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	5.50%	9.50%	7/17/2023	7/17/2029	30,000	29,358	30,300	1.1%
Bluesight, Inc.	(27)	SF	5.50%	9.50%	10/15/2024	7/17/2029	3,913	3,864	3,952	0.1%
Bluesight, Inc.	(11)	SF	5.50%	9.50%	12/31/2024	7/17/2029	26,087	25,753	26,348	1.0%
Bluesight, Inc. (Revolver)	(19)	SF	5.50%	9.50%	7/17/2023	7/17/2029	5,217	—	—	0.0%
Caravel Autism Health, LLC	(6)(11)	SF	4.75%	8.75%	6/11/2024	6/11/2030	17,820	17,562	17,899	0.7%
Caravel Autism Health, LLC	(8)	SF	4.75%	8.75%	6/11/2024	6/11/2030	7,695	7,695	7,729	0.3%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	4/16/2025	6/11/2030	10,277	3,637	3,653	0.1%
Caravel Autism Health, LLC (Revolver)	(19)	SF	4.75%	8.75%	6/11/2024	6/11/2030	9,000	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)	SF	6.60%	10.88%	6/30/2021	6/30/2026	13,209	13,157	13,024	0.5%
Dorado Acquisition, Inc.	(6)	SF	6.65%	10.94%	11/27/2022	6/30/2026	10,951	10,883	10,797	0.4%
Dorado Acquisition, Inc. (Revolver)	(19)	SF	6.65%	10.94%	6/30/2021	6/30/2026	1,670	—	—	0.0%
FH BMX Buyer, Inc.		SF	4.75%	8.75%	6/21/2024	6/21/2031	8,956	8,840	9,045	0.3%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	6/9/2025	6/21/2031	7,179	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.88%	6/21/2024	6/21/2031	4,780	$4,033	$4,073	0.2%
Golden State Buyer, Inc.	(8)	SF	4.85%	9.01%	8/25/2022	3/21/2027	9,459	9,374	9,476	0.4%
Helping Hands Childrens Services Management, LLC	(8)(10)	SF	4.50%	8.79%	11/5/2024	11/5/2030	11,471	11,345	11,471	0.4%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.79%	11/5/2024	11/5/2030	4,600	—	—	0.0%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.50%	8.79%	11/5/2024	11/5/2030	2,300	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.00%	11.30%	2/6/2024	2/1/2029	4,331	4,242	4,217	0.2%
KL Moon Acquisition, LLC		SF	7.00%	11.30%	2/1/2023	2/1/2029	10,100	9,921	9,834	0.4%
KL Moon Acquisition, LLC		SF	7.00%	11.30%	2/1/2023	2/1/2029	2,014	2,014	1,961	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.00%	11.30%	2/1/2023	2/1/2029	1,665	1,232	1,200	0.0%
Learn-It Systems, LLC	(6)	SF	5.25%	9.46%	7/10/2025	7/10/2031	51,239	50,472	50,470	1.9%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.46%	7/10/2025	7/10/2031	13,664	—	—	0.0%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.46%	7/10/2025	7/10/2031	2,733	—	—	0.0%
Learn-It Systems, LLC (Revolver)	(19)	SF	5.25%	9.46%	7/10/2025	7/10/2031	6,832	—	—	0.0%
Long Grove Pharmaceuticals, LLC		SF	8.00%	8.28% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,258	14,065	14,284	0.5%
Long Grove Pharmaceuticals, LLC (Delayed Draw)	(19)(20)	SF	8.00%	8.28% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	—	—	0.0%
NationsBenefits, LLC	(8)(10)(11)(27)	SF	5.60%	9.88%	5/22/2025	8/26/2027	64,488	64,488	64,488	2.4%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.88%	4/25/2025	8/26/2027	16,546	—	—	0.0%
NationsBenefits, LLC (Revolver)	(19)	SF	5.60%	9.88%	4/25/2025	8/26/2027	7,219	2,888	2,888	0.1%
NBPT Acquisition LLC	(27)	SF	5.00%	9.29%	3/17/2025	3/1/2030	20,939	20,742	20,860	0.8%
NBPT Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.29%	3/3/2025	3/3/2030	8,074	—	—	0.0%
NBPT Acquisition LLC (Revolver)	(19)	SF	5.00%	9.29%	3/3/2025	3/1/2030	2,360	—	—	0.0%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	11.15%	10/4/2022	10/4/2028	14,198	14,036	12,728	0.5%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	11.15%	10/4/2022	10/4/2028	1,825	—	—	0.0%
PAI Middle Tier, LLC	(27)	SF	4.50%	8.50%	2/21/2025	2/13/2032	17,706	17,459	17,839	0.7%
PAI Middle Tier, LLC (Revolver)	(19)	SF	4.50%	8.50%	2/13/2025	2/13/2032	3,765	—	—	0.0%
QF Holdings, Inc.	(10)	SF	4.85%	9.16%	3/26/2025	12/15/2027	905	902	907	0.0%
QF Holdings, Inc.	(10)	SF	4.75%	8.95%	12/15/2023	12/15/2027	903	895	903	0.0%
QF Holdings, Inc.	(7)	SF	4.75%	9.06%	9/19/2019	12/15/2027	4,515	4,515	4,516	0.2%
QF Holdings, Inc.	(7)	SF	4.75%	9.06%	12/15/2021	12/15/2027	4,335	4,307	4,335	0.2%
QF Holdings, Inc.	(7)	SF	4.75%	9.06%	9/19/2019	12/15/2027	903	903	903	0.0%
QF Holdings, Inc.	(7)	SF	4.75%	8.98%	8/21/2020	12/15/2027	903	903	903	0.0%
QF Holdings, Inc. (Revolver)	(19)	SF	4.75%	8.95%	9/19/2019	12/15/2027	1,092	—	—	0.0%
Ro Health, LLC	(27)	SF	4.50%	8.50%	2/21/2025	1/17/2031	3,723	3,673	3,727	0.1%
Ro Health, LLC (Revolver)	(19)	SF	5.00%	9.00%	1/17/2025	1/17/2031	1,067	320	320	0.0%
SCP ADV Infusion Purchaser, LLC	(8)	SF	4.75%	8.96%	8/15/2025	8/14/2031	9,500	9,382	9,381	0.3%
SCP ADV Infusion Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.96%	8/15/2025	8/14/2031	11,554	—	—	0.0%
SCP ADV Infusion Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.96%	8/15/2025	8/14/2031	2,568	—	—	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	9.76%	10/7/2022	10/5/2029	9,000	8,821	8,987	0.3%
SCP Eye Care Holdco, LLC		SF	5.60%	9.88%	4/1/2024	10/5/2029	10,109	9,951	10,094	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	9.76%	10/7/2022	10/5/2029	7,908	7,908	7,896	0.3%
SCP Eye Care Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.76%	4/1/2024	10/5/2029	20,495	11,714	11,696	0.4%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	9.76%	10/7/2022	10/5/2029	1,442	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	10.10%	12/29/2023	6/30/2028	21,075	$20,796	$21,075	0.8%
SDG Mgmt Company, LLC		SF	6.10%	10.10%	12/29/2023	6/30/2028	8,516	8,516	8,516	0.3%
SDG Mgmt Company, LLC		SF	5.85%	10.05%	12/6/2024	7/1/2028	11,828	11,828	11,757	0.4%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	5.85%	9.89%	12/6/2024	7/1/2028	9,899	4,055	4,030	0.2%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.10%	12/6/2024	7/1/2028	7,925	—	—	0.0%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	5.85%	10.17%	12/6/2024	7/1/2028	1,981	495	492	0.0%
Seran BioScience, LLC	(7)(8)	SF	5.50%	9.79%	12/31/2020	7/8/2027	1,910	1,908	1,896	0.1%
Seran BioScience, LLC	(10)(11)	SF	5.50%	9.68%	8/21/2023	7/8/2027	227	227	225	0.0%
Seran BioScience, LLC	(8)	SF	5.50%	9.68%	7/8/2022	7/8/2027	431	431	428	0.0%
Seran BioScience, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.68%	2/6/2025	7/8/2027	3,556	—	—	0.0%
Seran BioScience, LLC (Revolver)	(19)	SF	5.50%	9.79%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	10.13%	7/21/2023	12/30/2027	149	149	142	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	10.13%	12/30/2021	12/30/2027	4,427	4,401	4,233	0.2%
SIP Care Services, LLC (Revolver)	(19)	SF	5.85%	10.17%	12/30/2021	12/30/2027	760	61	58	0.0%
The Smilist DSO, LLC	(8)(10)(11)	SF	6.00%	10.00%	4/4/2024	4/4/2029	28,438	27,944	28,538	1.1%
The Smilist DSO, LLC	(10)	SF	6.00%	10.00%	4/4/2024	4/4/2029	7,688	7,688	7,715	0.3%
The Smilist DSO, LLC	(8)	SF	6.00%	10.00%	4/4/2024	4/4/2029	6,174	6,174	6,196	0.2%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	12/27/2024	4/4/2029	11,824	7,453	7,315	0.3%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	10.00%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.90%	11.20%	2/16/2022	8/16/2029	10,000	9,907	10,000	0.4%
TigerConnect, Inc.		SF	6.90%	7.82% Cash/ 3.38% PIK	11/19/2024	8/16/2029	571	565	571	0.0%
TigerConnect, Inc.		SF	6.90%	7.74% Cash/ 3.38% PIK	8/15/2025	8/16/2029	3,038	2,993	3,038	0.1%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	7.82% Cash/ 3.38% PIK	11/19/2024	8/16/2029	57	14	14	0.0%
TigerConnect, Inc. (Delayed Draw)	(19)(20)	SF	6.90%	11.20%	2/16/2022	8/16/2029	1,253	1,096	1,096	0.0%
TigerConnect, Inc. (Revolver)	(19)	SF	6.90%	11.11%	2/16/2022	8/16/2029	1,429	—	—	0.0%
Together Women's Health, LLC		SF	4.75%	8.75%	8/26/2025	8/26/2031	8,900	8,790	8,789	0.3%
Together Women's Health, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	8/26/2025	8/26/2031	8,383	1,138	1,138	0.0%
Together Women's Health, LLC (Revolver)	(19)	SF	4.75%	8.75%	8/26/2025	8/26/2031	1,552	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	29,788	29,568	1.1%
WebPT, Inc.	(7)	SF	6.35%	10.55%	8/28/2019	1/18/2028	4,975	4,973	4,724	0.2%
WebPT, Inc. (Revolver)	(19)	P	5.25%	12.50%	8/28/2019	1/18/2028	521	454	431	0.0%
Xpress Wellness, LLC	(6)	SF	5.50%	9.80%	5/8/2024	5/8/2030	39,700	39,050	38,356	1.4%
Xpress Wellness, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.36%	5/8/2024	5/8/2030	12,488	3,938	3,804	0.1%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.50%	9.80%	5/8/2024	5/8/2030	9,231	4,554	4,400	0.2%
							887,159	654,187	655,418	24.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
3C Buyer LLC	(8)	SF	6.60%	10.89%	2/28/2025	11/20/2028	1,600	$1,600	$1,600	0.1%
3C Buyer LLC	(8)	SF	5.35%	9.63%	2/28/2025	11/20/2028	814	804	792	0.0%
3C Buyer LLC	(8)	SF	6.10%	10.39%	2/28/2025	11/20/2028	2,930	2,930	2,911	0.1%
3C Buyer LLC	(8)(9)	SF	6.10%	10.39%	2/28/2025	11/20/2028	1,622	1,622	1,612	0.1%
3C Buyer LLC (Revolver)	(19)	SF	6.10%	10.38%	2/28/2025	11/20/2028	2,653	1,429	1,419	0.1%
Accelevation LLC	(11)	SF	4.50%	8.78%	1/2/2025	1/2/2031	13,965	13,778	13,979	0.5%
Accelevation LLC		SF	4.50%	8.66%	9/5/2025	1/2/2031	987	977	988	0.0%
Accelevation LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.68%	1/2/2025	1/2/2031	5,249	440	440	0.0%
Accelevation LLC (Revolver)	(19)	SF	4.50%	8.67%	1/2/2025	1/2/2031	3,995	666	666	0.0%
Acquia Inc.	(7)	SF	6.15%	10.43%	11/1/2019	11/1/2026	15,430	15,425	15,429	0.6%
Acquia Inc.	(10)	SF	6.15%	10.43%	11/11/2023	11/1/2026	3,092	3,092	3,092	0.1%
Acquia Inc. (Revolver)		SF	7.15%	11.45%	11/1/2019	11/1/2026	588	588	588	0.0%
Arcserve Cayman Opco LP (Delayed Draw)	(19)(20)(21)	SF	8.11%	12.39% PIK	1/2/2024	1/2/2027	1,471	388	882	0.0%
BTRS Holdings Inc.	(9)	SF	5.50%	9.50%	2/24/2025	12/15/2028	26,398	26,331	26,398	1.0%
BTRS Holdings Inc. (Revolver)	(19)	SF	5.50%	9.50%	2/24/2025	12/15/2028	4,510	2,900	2,900	0.1%
Cardinal Parent, Inc		SF	4.65%	8.65%	4/1/2025	11/12/2027	9,853	9,679	9,805	0.4%
Catalyst Data Holdings, Inc.	(10)	SF	5.25%	9.54%	12/20/2024	12/20/2030	16,500	16,278	16,500	0.6%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	12/20/2024	12/20/2030	9,900	233	233	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	12/20/2024	12/20/2030	759	245	245	0.0%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	5.25%	9.53%	12/20/2024	12/20/2030	3,300	—	—	0.0%
Cloud for Good, LLC	(8)(10)	SF	4.75%	8.75%	3/21/2025	3/21/2031	17,413	17,205	17,304	0.6%
Cloud for Good, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	3/21/2025	3/21/2031	12,500	—	—	0.0%
Cloud for Good, LLC (Revolver)	(19)	SF	4.75%	8.75%	3/21/2025	3/21/2031	4,000	—	—	0.0%
Douglas Holdings, Inc.	(9)	SF	6.13%	9.75% Cash/ 0.38% PIK	8/27/2024	8/27/2030	24,912	24,593	24,912	0.9%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.13%	9.75% Cash/ 0.38% PIK	8/27/2024	8/27/2030	5,416	650	650	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.13%	9.75% Cash/ 0.38% PIK	8/27/2024	8/27/2026	3,076	1,536	1,536	0.1%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.75%	8/27/2024	8/27/2030	2,166	—	—	0.0%
Drawbridge Partners, LLC	(7)	SF	6.25%	10.41%	9/1/2022	9/1/2028	15,000	14,830	15,000	0.6%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.41%	9/1/2022	9/1/2028	4,370	3,974	3,974	0.1%
Drawbridge Partners, LLC (Revolver)	(19)	SF	6.25%	10.41%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Einstein Parent, INC.	(10)(27)	SF	6.50%	10.83%	3/26/2025	1/22/2031	36,133	35,483	36,314	1.3%
Einstein Parent, INC. (Revolver)	(19)	SF	6.50%	10.83%	1/22/2025	1/22/2031	3,738	—	—	0.0%
Fortra, LLC	(11)	SF	3.85%	8.16%	12/11/2023	11/19/2026	14,709	14,458	13,946	0.5%
Freedom U.S. Acquisition Corporation	(8)(9)(10)(27)	SF	5.75%	10.04%	9/27/2024	9/27/2030	50,745	49,974	50,763	1.9%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	10.04%	9/27/2024	9/27/2030	5,100	—	—	0.0%
Fueled Digital Media, LLC		SF	7.61%	10.89% Cash/ 1.00% PIK	11/1/2022	11/1/2027	5,657	5,589	5,622	0.2%
Fueled Digital Media, LLC		SF	7.61%	10.89% Cash/ 1.00% PIK	11/1/2022	11/1/2027	498	498	495	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	7.61%	11.89%	11/1/2022	11/1/2027	807	726	721	0.0%
Gainsight, Inc.	(8)	SF	6.40%	10.60%	4/1/2025	7/30/2027	27,135	27,033	27,135	1.0%
Hostaway Midco Oy	(6)(12)(37)	SF	5.50%	9.79%	2/26/2025	2/26/2031	25,000	24,662	25,063	0.9%
Hostaway Midco Oy (Delayed Draw)	(12)(19)(20)(37)	SF	5.50%	9.79%	2/26/2025	2/26/2031	5,000	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Hostaway Midco Oy (Revolver)	(12)(19)(37)	SF	5.50%	9.79%	2/26/2025	2/26/2031	4,167	$—	$—	0.0%
Jobnimbus Holdings, LLC	(9)(11)(27)	SF	5.25%	9.53%	12/12/2024	11/6/2030	32,000	31,581	32,000	1.2%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	11/6/2024	11/6/2030	7,111	—	—	0.0%
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	9.53%	11/6/2024	11/6/2030	5,333	—	—	0.0%
Medallia, Inc.	(7)	SF	6.60%	6.47% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,634	12,522	10,644	0.4%
Mindbody, Inc.	(6)	SF	6.15%	10.46%	6/24/2025	9/30/2027	690	690	690	0.0%
Mindbody, Inc.	(6)	SF	6.15%	10.46%	6/24/2025	9/30/2027	22,655	22,655	22,655	0.8%
Mindbody, Inc. (Revolver)	(19)	SF	6.15%	10.46%	6/24/2025	9/30/2027	2,305	—	—	0.0%
Mission Critical Group, LLC	(8)	SF	6.00%	10.14%	6/18/2025	4/17/2030	6,987	6,919	6,987	0.3%
Mission Critical Group, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.14%	6/18/2025	4/17/2030	2,906	—	—	0.0%
Mission Critical Group, LLC (Revolver)	(19)	SF	6.00%	10.14%	6/18/2025	4/17/2030	1,211	—	—	0.0%
Nasuni Corporation	(9)(11)	SF	5.00%	9.07%	9/10/2024	9/10/2030	15,000	14,808	15,150	0.6%
Nasuni Corporation (Revolver)	(19)	SF	5.00%	9.07%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Optomi, LLC	(6)(9)	SF	5.40%	9.69%	12/13/2022	12/16/2027	5,527	5,443	5,527	0.2%
Optomi, LLC	(7)(9)	SF	5.40%	9.69%	12/16/2021	12/16/2027	13,027	12,915	13,028	0.5%
Optomi, LLC (Revolver)	(19)	SF	5.40%	9.42%	12/16/2021	12/16/2027	3,189	1,488	1,488	0.1%
Reorganized Mobileum AcquisitionCo, LLC	(21)	SF	6.00%	5.14% Cash/ 5.00% PIK	1/13/2025	9/12/2029	908	856	839	0.0%
Securly, Inc.	(7)	SF	7.10%	11.41%	4/20/2022	4/22/2027	3,703	3,674	3,702	0.1%
Securly, Inc.	(7)	SF	7.10%	11.10%	4/22/2021	4/22/2027	8,400	8,345	8,400	0.3%
Securly, Inc.	(7)	SF	7.10%	11.30%	4/22/2021	4/22/2027	1,938	1,938	1,938	0.1%
Securly, Inc.	(9)	SF	7.10%	11.30%	4/20/2022	4/22/2027	2,488	2,488	2,488	0.1%
Securly, Inc.	(9)	SF	7.10%	11.30%	2/24/2025	4/22/2027	457	450	456	0.0%
Securly, Inc. (Revolver)		SF	7.10%	11.30%	4/22/2021	4/22/2027	1,615	1,615	1,615	0.1%
Signiant Inc.	(11)	SF	5.00%	9.29%	12/23/2024	12/23/2030	15,000	14,799	15,000	0.6%
Signiant Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.29%	12/23/2024	12/23/2030	3,000	—	—	0.0%
Signiant Inc. (Revolver)	(19)	SF	5.00%	9.29%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	5.75%	9.92%	6/16/2023	6/15/2029	1,960	1,918	1,852	0.1%
Sparq Holdings, Inc.		SF	5.75%	9.75%	6/27/2024	6/25/2029	429	426	406	0.0%
Sparq Holdings, Inc.		SF	5.75%	9.75%	6/16/2023	6/15/2029	439	439	415	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.75%	6/16/2023	6/15/2029	409	232	219	0.0%
Tiugo Group Holdings Corp	(10)(11)(27)	SF	5.50%	9.79%	3/28/2025	3/28/2031	65,892	64,949	66,222	2.4%
Tiugo Group Holdings Corp (Delayed Draw)	(19)(20)	SF	5.50%	9.79%	3/28/2025	3/28/2031	13,178	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(19)	SF	5.50%	9.79%	3/28/2025	3/28/2031	6,589	—	—	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	9.47%	12/9/2022	12/9/2030	22,000	21,732	22,000	0.8%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.43%	12/9/2022	12/9/2030	6,947	4,493	4,493	0.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.43%	11/25/2024	12/9/2030	1,350	—	—	0.0%
Unanet, Inc. (Revolver)	(19)	SF	5.25%	9.43%	12/9/2022	12/9/2030	4,316	—	—	0.0%
Varicent Intermediate Holdings Corporation	(12)(36)	SF	5.75%	6.63% Cash/ 3.13% PIK	8/23/2024	8/22/2031	28,545	28,211	28,830	1.1%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	2.63%	6.63%	8/23/2024	8/22/2031	4,623	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(36)	n/a	n/a	5.25%	8/23/2024	8/22/2031	4,443	—	—	0.0%
Velociti, LLC	(9)(11)	SF	5.25%	9.53%	1/13/2025	1/10/2030	11,970	11,732	11,970	0.4%
Velociti, LLC	(8)	SF	5.25%	9.50%	9/5/2025	1/13/2030	4,295	4,231	4,295	0.2%
Velociti, LLC (Revolver)	(19)	SF	5.25%	9.50%	1/13/2025	1/10/2030	3,790	—	—	0.0%
Watchguard Technologies, Inc.	(6)	SF	5.25%	9.41%	8/17/2022	6/29/2029	20,519	19,648	20,545	0.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ZI Intermediate II, Inc.	(6)	SF	6.50%	10.81%	5/13/2024	5/13/2030	57,250	$56,186	$57,050	2.1%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	6.50%	10.81%	5/13/2024	5/13/2030	4,771	—	—	0.0%
							842,466	677,999	684,818	25.3%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	9.88%	11/24/2021	11/24/2026	15,581	15,496	15,581	0.6%
95 Percent Buyer, LLC (Revolver)	(19)	SF	5.60%	9.82%	11/24/2021	11/24/2026	809	162	162	0.0%
Calienger Holdings, L.L.C.	(8)	SF	6.10%	10.38%	10/21/2022	10/20/2028	4,875	4,803	4,875	0.2%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	6.10%	10.38%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	9.60%	10/11/2022	7/1/2027	36,231	35,937	36,050	1.3%
EverService Midco, LLC	(6)(8)(10)(11)	SF	5.25%	9.53%	8/28/2024	6/28/2030	38,826	38,172	38,904	1.4%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	9.53%	6/28/2024	6/28/2030	8,919	—	—	0.0%
EverView AcquisitionCo, Inc.	(9)	SF	5.25%	9.42%	9/3/2025	9/3/2031	20,750	20,545	20,543	0.8%
EverView AcquisitionCo, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.42%	9/3/2025	9/3/2031	6,385	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(19)	SF	5.25%	9.42%	9/3/2025	9/3/2031	4,788	—	—	0.0%
Gas Media Holdings, LLC	(8)(10)(27)	SF	5.00%	9.29%	4/17/2025	4/17/2031	56,858	56,046	57,236	2.1%
Gas Media Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.29%	4/17/2025	4/17/2031	12,214	—	—	0.0%
Gas Media Holdings, LLC (Revolver)	(19)	SF	5.00%	9.33%	4/17/2025	4/17/2031	5,302	530	530	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	9.29% Cash/ 2.37% PIK	12/30/2022	12/29/2028	13,971	13,712	13,206	0.5%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	9.29% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	—	—	0.0%
Narrative Strategies Acquisition, LLC	(8)(27)	SF	5.25%	9.53%	9/19/2025	7/1/2030	7,800	7,686	7,683	0.3%
Narrative Strategies Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.53%	7/1/2025	7/1/2030	3,634	—	—	0.0%
Narrative Strategies Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.53%	7/1/2025	7/1/2030	1,211	—	—	0.0%
OWL Acquisition, LLC	(6)(8)	SF	4.75%	9.07%	4/17/2025	4/17/2032	17,249	17,042	17,379	0.7%
OWL Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	9.07%	4/17/2025	4/17/2032	1,570	288	290	0.0%
OWL Acquisition, LLC (Revolver)	(19)	SF	4.75%	9.07%	4/17/2025	4/17/2032	3,403	—	—	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	6.10%	10.39%	12/9/2022	12/9/2028	11,700	11,519	11,627	0.4%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	6.10%	10.39%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevant Industrial, LLC	(8)	SF	4.75%	8.75%	5/16/2025	5/16/2031	17,456	17,243	17,456	0.7%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	5/16/2025	5/16/2031	7,609	418	418	0.0%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.75%	5/16/2025	5/16/2031	3,804	—	—	0.0%
Relevant Industrial, LLC (Revolver)	(19)	P	3.75%	11.00%	5/16/2025	5/16/2031	3,043	457	457	0.0%
Relevate Health Group, LLC	(6)	SF	6.10%	10.38%	9/9/2024	12/31/2026	1,103	1,092	1,108	0.0%
Relevate Health Group, LLC	(7)(9)	SF	6.10%	10.38%	11/20/2020	12/31/2026	1,904	1,903	1,904	0.1%
Relevate Health Group, LLC	(8)(9)	SF	6.10%	10.38%	3/28/2022	12/31/2026	5,075	5,071	5,075	0.2%
Relevate Health Group, LLC	(8)	SF	6.10%	10.38%	11/20/2020	12/31/2026	852	852	852	0.0%
Relevate Health Group, LLC (Revolver)	(19)	SF	6.10%	10.38%	11/20/2020	12/31/2026	789	—	—	0.0%
SHOOK Research, LLC	(8)(9)	SF	4.75%	8.91%	9/19/2025	7/31/2030	11,500	11,331	11,327	0.4%
SHOOK Research, LLC (Revolver)	(19)	SF	4.75%	8.91%	7/31/2025	7/31/2030	2,875	—	—	0.0%
Spherix Global Inc.	(7)	SF	5.86%	10.14%	12/22/2021	12/22/2026	3,135	3,119	3,103	0.1%
Spherix Global Inc. (Revolver)	(19)	SF	5.86%	10.14%	12/22/2021	12/22/2026	500	—	—	0.0%
Touchmath Acquisition LLC	(11)	SF	5.75%	10.03%	2/28/2024	2/28/2030	9,875	9,719	9,268	0.4%
Touchmath Acquisition LLC (Revolver)	(19)	SF	5.75%	10.03%	2/28/2024	2/28/2030	1,429	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
XanEdu Publishing, Inc.	(7)(8)	SF	6.00%	10.16%	1/28/2020	1/28/2027	5,541	$5,541	$5,535	0.2%
XanEdu Publishing, Inc.	(8)	SF	6.00%	10.16%	8/31/2022	1/28/2027	2,202	2,202	2,200	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	6.00%	10.16%	1/28/2020	1/28/2027	977	—	—	0.0%
							356,489	280,886	282,769	10.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.46% PIK	2/15/2024	1/31/2028	228	228	413	0.0%
							228	228	413	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	(8)(9)(10)	SF	6.11%	10.28%	4/8/2025	12/4/2027	32,835	32,835	32,539	1.2%
Attom Intermediate Holdco, LLC (Delayed Draw)	(19)(20)	SF	6.11%	10.27%	4/8/2025	12/4/2027	15,278	183	182	0.0%
Attom Intermediate Holdco, LLC (Revolver)	(19)	SF	6.11%	10.28%	4/8/2025	12/4/2027	3,972	—	—	0.0%
Chess.com, LLC	(7)(8)	SF	6.10%	10.10%	12/31/2021	12/31/2027	11,711	11,608	11,711	0.4%
Chess.com, LLC (Revolver)	(19)	SF	6.10%	10.10%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.30% Cash/ 6.75% PIK	2/28/2019	5/29/2026	1,083	1,083	1,072	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.30% Cash/ 6.75% PIK	2/28/2019	5/29/2026	16	16	16	0.0%
Crownpeak Technology, Inc.	(7)	SF	7.75%	5.30% Cash/ 6.75% PIK	9/27/2022	5/29/2026	341	341	337	0.0%
Crownpeak Technology, Inc.	(9)	SF	7.75%	5.30% Cash/ 6.75% PIK	9/27/2022	5/29/2026	903	903	893	0.0%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	11.05%	2/28/2019	5/29/2026	125	125	123	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.26%	9.46%	7/15/2024	7/15/2028	552	514	552	0.0%
Sports Operating Holdings II, LLC	(6)	SF	5.85%	10.01%	11/3/2022	11/3/2027	4,850	4,792	4,838	0.2%
Sports Operating Holdings II, LLC	(8)	SF	5.85%	10.01%	11/3/2022	11/3/2027	3,955	3,955	3,946	0.2%
Sports Operating Holdings II, LLC (Revolver)	(19)	SF	5.85%	10.01%	11/3/2022	11/3/2027	1,731	346	345	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	9.72%	3/26/2024	7/10/2026	14,195	14,141	14,142	0.5%
Streamland Media MidCo LLC (Delayed Draw)	(19)(20)(21)	SF	5.76%	9.82%	9/11/2025	3/30/2029	106	70	71	0.0%
Touchtunes Music Group, LLC		SF	4.75%	8.75%	6/30/2025	3/30/2029	4,743	4,692	4,688	0.2%
USLIVE OPCO, INC.	(6)	SF	5.50%	9.67%	7/2/2025	7/2/2030	10,000	9,804	9,800	0.4%
USLIVE OPCO, INC. (Revolver)	(19)	SF	5.50%	9.67%	7/2/2025	7/2/2030	2,105	632	619	0.0%
							109,914	86,040	85,874	3.1%
Retail
Rita's Franchise Company, LLC	(11)	SF	4.75%	9.03%	12/9/2024	11/15/2030	14,639	14,480	14,676	0.5%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	4.75%	9.03%	11/15/2024	11/15/2030	1,799	—	—	0.0%
							16,438	14,480	14,676	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
A360, Inc.	(11)	SF	5.50%	9.79%	12/19/2024	12/19/2030	10,448	$10,308	$10,448	0.4%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.67%	12/19/2024	12/19/2030	4,437	—	—	0.0%
A360, Inc. (Revolver)	(19)	SF	5.50%	9.67%	12/19/2024	12/19/2030	2,218	621	621	0.0%
Accelya US Inc	(34)	SF	5.25%	9.38%	9/29/2025	10/1/2032	8,400	8,232	8,274	0.3%
Aligned Exteriors Group Holdco, LLC	(11)	SF	5.25%	9.25%	12/13/2024	12/13/2029	13,895	13,685	13,631	0.5%
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	12/13/2024	12/13/2029	10,000	—	—	0.0%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.25%	9.25%	12/13/2024	12/13/2029	1,667	—	—	0.0%
Ambient Enterprises Holdco, LLC	(27)	SF	5.25%	9.25%	2/21/2025	6/30/2030	20,603	20,329	20,908	0.8%
Ambient Enterprises Holdco, LLC	(27)	SF	5.25%	9.25%	2/21/2025	6/30/2030	5,727	5,650	5,812	0.2%
Ambient Enterprises Holdco, LLC		SF	5.25%	9.25%	12/31/2024	6/30/2030	4,063	4,063	4,123	0.2%
Ambient Enterprises Holdco, LLC	(8)	SF	5.25%	9.25%	9/8/2025	6/30/2030	2,523	2,486	2,560	0.1%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.24%	7/3/2025	6/30/2030	4,304	521	529	0.0%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.75%	10.05%	12/31/2024	12/8/2029	1,642	—	—	0.0%
Aras Corporation	(6)(9)	SF	5.00%	9.00%	4/13/2021	4/13/2029	5,259	5,234	5,312	0.2%
Aras Corporation (Revolver)	(19)	SF	5.00%	9.00%	4/13/2021	4/13/2029	726	218	218	0.0%
ASG III, LLC	(6)(11)	SF	6.50%	10.81%	10/31/2023	10/31/2029	20,000	19,625	20,000	0.7%
ASG III, LLC	(27)	SF	6.50%	10.81%	10/31/2023	10/31/2029	8,421	8,421	8,421	0.3%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.56%	8/30/2024	10/31/2029	18,235	6,291	6,291	0.2%
ASG III, LLC (Revolver)	(19)	SF	6.50%	10.81%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Bloomerang, LLC	(6)(9)(11)	SF	6.50%	7.00% Cash/ 3.50% PIK	12/27/2023	12/27/2029	16,000	15,751	16,000	0.6%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	6.50%	7.00% Cash/ 3.50% PIK	12/27/2023	12/27/2029	4,800	1,600	1,600	0.1%
Bloomerang, LLC (Revolver)	(19)	SF	6.00%	10.00%	12/27/2023	12/27/2029	3,200	1,600	1,600	0.1%
Buck Design LLC	(10)	SF	4.50%	8.78%	6/11/2025	6/2/2031	10,000	9,904	10,000	0.4%
Buck Design LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.52%	6/2/2025	6/2/2031	7,843	—	—	0.0%
Buck Design LLC (Revolver)	(19)	SF	4.50%	8.52%	6/2/2025	6/2/2031	3,922	294	294	0.0%
Cdata Software, Inc.	(9)(11)	SF	5.75%	9.75%	7/18/2024	7/18/2030	45,950	45,265	46,065	1.7%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.75%	7/18/2024	7/18/2030	4,255	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.75%	7/18/2024	7/18/2030	5,956	2,340	2,346	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	5.75%	9.75%	7/18/2024	7/18/2030	5,106	—	—	0.0%
ClearCapital Holdings, LLC	(6)(8)	SF	5.00%	9.00%	8/6/2025	6/30/2032	7,206	7,117	7,116	0.3%
ClearCapital Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.00%	7/2/2025	6/30/2032	3,431	—	—	0.0%
ClearCapital Holdings, LLC (Revolver)	(19)	SF	5.00%	9.00%	7/2/2025	6/30/2032	1,620	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.25%	10.42%	9/15/2023	9/14/2029	36,000	35,342	36,126	1.3%
Cosmos Bidco, Inc.	(27)	SF	6.25%	10.42%	9/15/2023	9/14/2029	6,750	6,750	6,774	0.3%
Cosmos Bidco, Inc.	(27)	SF	6.25%	10.42%	3/28/2025	9/14/2029	18,827	18,651	18,893	0.7%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.42%	3/28/2025	9/14/2029	5,379	—	—	0.0%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.42%	5/17/2024	9/14/2029	12,000	4,114	4,129	0.1%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.25%	10.42%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	6.00%	10.20%	8/29/2023	8/29/2029	20,000	19,634	20,200	0.7%
E-Discovery Acquireco, LLC	(6)	SF	5.25%	9.45%	5/3/2024	8/29/2029	3,273	3,247	3,256	0.1%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	6.00%	10.20%	8/29/2023	8/29/2029	2,727	1,455	1,455	0.1%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.85%	9/21/2021	12/29/2028	13,576	13,476	13,525	0.5%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.85%	9/21/2021	12/29/2028	1,056	1,056	1,052	0.0%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.85%	3/28/2024	12/29/2028	2,222	2,222	2,214	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.85%	5/4/2023	12/29/2028	1,687	$1,687	$1,681	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	6.85%	10.85%	5/12/2025	12/29/2028	1,922	1,113	1,108	0.0%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(36)	SF	6.85%	10.85%	9/21/2021	12/29/2028	2,067	—	—	0.0%
Ecotrak, LLC (fka Respida Software Equity CI LP)		SF	6.00%	10.18%	9/11/2025	9/11/2030	7,547	7,398	7,547	0.3%
Ecotrak, LLC (fka Respida Software Equity CI LP) (Delayed Draw)	(19)(20)	SF	6.00%	10.18%	9/11/2025	9/11/2030	268	—	—	0.0%
Ecotrak, LLC (fka Respida Software Equity CI LP) (Revolver)	(19)	SF	6.00%	10.18%	9/11/2025	9/11/2030	1,132	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	5.60%	9.76%	12/8/2022	12/8/2027	10,844	10,695	10,844	0.4%
Edustaff, LLC (Revolver)	(19)	SF	5.60%	9.76%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Hart Halsey, LLC	(8)	SF	6.25%	9.57% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	7,426	7,474	0.3%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.57% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	—	—	0.0%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.57% Cash/ 1.00% PIK	6/25/2025	6/25/2031	5,100	—	—	0.0%
Hart Halsey, LLC (Revolver)	(19)	SF	6.25%	9.57% Cash/ 1.00% PIK	6/25/2025	6/25/2031	2,250	1,500	1,495	0.0%
Huckabee Acquisition, LLC	(6)(8)(10)	SF	5.25%	9.25%	1/16/2024	1/16/2030	29,550	29,088	29,550	1.1%
Huckabee Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	1/16/2024	1/16/2030	6,522	—	—	0.0%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.25%	9.25%	1/16/2024	1/16/2030	3,913	—	—	0.0%
iCIMS, Inc.	(7)	SF	6.25%	10.57%	10/24/2022	8/18/2028	8,000	7,919	7,810	0.3%
Inmar, Inc.	(34)	SF	4.50%	8.63%	8/25/2025	10/30/2031	10,000	10,025	10,003	0.4%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.25%	9.25%	12/27/2023	12/27/2029	14,738	14,510	14,767	0.5%
Interstate BidCo, LLC	(11)	SF	5.25%	9.41%	12/9/2024	12/27/2029	7,118	7,027	7,132	0.3%
Interstate BidCo, LLC	(8)	SF	5.25%	9.41%	12/27/2023	12/27/2029	8,213	8,213	8,230	0.3%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	11/19/2024	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.25%	9.25%	12/27/2023	12/27/2029	3,125	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.00%	9.16%	12/9/2024	11/13/2030	9,925	9,773	9,869	0.4%
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.16%	11/14/2024	11/13/2030	799	—	—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.00%	9.16%	11/14/2024	11/13/2030	2,398	—	—	0.0%
K2 Services Venture LLC	(8)	SF	4.75%	8.90%	9/5/2025	9/5/2031	13,400	13,234	13,233	0.5%
K2 Services Venture LLC (Revolver)	(19)	P	3.75%	11.00%	9/5/2025	9/5/2031	3,988	479	473	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	10.94%	12/9/2022	12/11/2028	2,925	2,889	2,913	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.94%	12/9/2022	12/11/2028	938	938	935	0.0%
Kingsley Gate Partners, LLC		SF	6.65%	10.94%	12/9/2022	12/11/2028	1,358	1,358	1,352	0.0%
Kingsley Gate Partners, LLC (Revolver)		SF	6.65%	10.94%	12/9/2022	12/11/2028	1,200	1,200	1,195	0.0%
Milrose Consultants, LLC	(6)(8)(10)	SF	6.65%	10.85%	8/31/2023	8/31/2028	44,100	43,332	44,188	1.6%
Milrose Consultants, LLC	(27)	SF	6.60%	10.76%	10/25/2024	8/31/2028	1,591	1,583	1,594	0.1%
Milrose Consultants, LLC	(27)	SF	6.60%	10.76%	12/2/2024	8/31/2028	3,540	3,483	3,547	0.1%
Milrose Consultants, LLC	(8)	SF	6.60%	10.76%	8/18/2025	8/31/2028	9,218	9,087	9,236	0.3%
Milrose Consultants, LLC	(8)	SF	6.60%	10.76%	9/5/2025	8/31/2028	4,208	4,208	4,217	0.2%
Milrose Consultants, LLC (Revolver)	(19)	SF	6.60%	10.76%	8/31/2023	8/31/2028	2,308	1,154	1,154	0.0%
MYOB US Borrower, LLC (fka ETA Australia Holdings III Pty Ltd and MYOB US Borrower LLC)	(12)(25)(35)	BBSW	5.75%	9.33%	6/6/2025	5/29/2030	26,656	25,791	26,123	1.0%
Talent Systems, LLC (fka Moonraker Acquisitionco LLC)	(6)	SF	5.75%	9.87%	9/30/2022	8/4/2028	6,808	6,735	6,808	0.3%
Talent Systems, LLC (fka Moonraker Acquisitionco LLC) (Revolver)	(19)	SF	5.75%	9.87%	9/30/2022	8/4/2028	933	47	47	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	10.08%	11/15/2023	11/30/2027	13,087	12,939	13,087	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NFM & J, L.P. (Delayed Draw)	(19)(20)	SF	5.85%	10.05%	11/15/2023	11/30/2027	7,406	$820	$820	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	12.00%	11/15/2023	11/30/2027	5,273	835	835	0.0%
Northeast Contracting Company, LLC		SF	6.26%	10.43%	8/16/2024	8/16/2029	7,425	7,300	7,444	0.3%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.00%	10.28%	8/16/2024	8/16/2029	1,591	682	682	0.0%
Onix Networking Corp.		SF	5.25%	9.25%	5/9/2025	10/2/2029	4,500	4,500	4,500	0.2%
Onix Networking Corp.	(6)(8)	SF	5.25%	9.25%	10/2/2023	10/2/2029	14,737	14,517	14,738	0.5%
Onix Networking Corp. (Revolver)	(19)	SF	5.25%	9.25%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	5.00%	9.29%	12/20/2024	12/20/2030	12,935	12,762	12,982	0.5%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.29%	12/20/2024	12/20/2030	3,009	—	—	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	5.00%	9.29%	12/20/2024	12/20/2030	1,204	—	—	0.0%
Parkhub, Inc.	(6)	SF	6.50%	10.79%	4/9/2024	4/9/2030	16,369	16,103	16,369	0.6%
Parkhub, Inc.	(12)(23)	SF	6.75%	11.04%	4/9/2024	4/9/2030	36,304	33,681	36,304	1.3%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.81%	4/9/2024	4/9/2030	16,833	6,935	6,935	0.3%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.79%	4/9/2024	4/9/2030	1,762	1,019	1,019	0.0%
Parkhub, Inc. (Delayed Draw)	(12)(19)(20)(23)	SF	6.75%	11.04%	4/9/2024	4/9/2030	3,563	2,072	2,089	0.1%
Parkhub, Inc. (Revolver)	(19)	SF	5.75%	10.05%	4/9/2024	4/9/2030	6,733	2,020	2,020	0.1%
PC Pest Buyer, LLC	(6)(8)	SF	5.25%	9.55%	6/20/2024	6/20/2030	13,895	13,694	13,916	0.5%
PC Pest Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.31%	6/20/2024	6/20/2030	41,883	25,920	25,959	1.0%
PC Pest Buyer, LLC (Revolver)	(19)	SF	5.25%	9.31%	6/20/2024	6/20/2030	8,400	—	—	0.0%
PRGX Global, Inc.	(8)(11)	SF	5.50%	9.79%	12/20/2024	12/20/2030	36,239	35,761	36,096	1.3%
PRGX Global, Inc. (Revolver)	(19)	SF	5.50%	9.50%	2/20/2025	12/20/2030	4,345	2,983	2,983	0.1%
Project Accelerate Parent, LLC	(8)	SF	5.25%	9.41%	2/22/2024	2/22/2031	11,727	11,637	11,727	0.4%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	9.41%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	7.85%	7.63% Cash/ 4.50% PIK	12/8/2022	12/8/2027	6,177	5,605	5,006	0.2%
Prototek LLC (Revolver)	(19)(21)	SF	7.85%	7.63% Cash/ 4.50% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	9.41%	8/6/2024	8/6/2030	7,425	7,295	7,405	0.3%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	9.41%	8/6/2024	8/6/2030	7,089	7,089	7,070	0.3%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	9.41%	3/12/2025	8/6/2030	5,140	5,044	5,126	0.2%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.25%	9.41%	8/6/2024	8/6/2030	2,679	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.01%	6/17/2024	9/30/2027	35,969	35,969	35,735	1.3%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.01%	6/17/2024	9/30/2027	11,167	11,167	11,094	0.4%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	10.01%	6/17/2024	9/30/2027	11,031	11,031	10,959	0.4%
Signal 88, LLC	(6)(8)	SF	6.50%	10.78%	6/3/2024	6/3/2029	23,265	22,991	23,323	0.9%
Sunstates Security, LLC	(8)	SF	4.50%	8.66%	8/9/2024	8/9/2030	19,950	19,694	20,150	0.7%
Sunstates Security, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.66%	8/9/2024	8/9/2030	13,333	6,667	6,733	0.2%
Symplr Software, Inc.		SF	4.60%	8.91%	3/31/2025	2/9/2031	3,860	3,651	3,478	0.1%
Thryv, Inc.	(12)	SF	6.75%	10.91%	5/15/2024	5/1/2029	6,750	6,697	6,792	0.3%
TIC Bidco Limited	(12)(23)(41)	SN	5.00%	8.97%	6/12/2024	6/14/2031	15,382	14,432	15,387	0.6%
TIC Bidco Limited	(12)(23)(41)	SN	5.00%	8.97%	2/3/2025	6/14/2031	2,098	1,924	2,098	0.1%
Valkyrie Buyer, LLC	(6)	SF	5.25%	9.25%	5/6/2024	5/6/2031	17,914	17,683	17,967	0.7%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	5/6/2024	5/6/2031	2,311	2,085	2,091	0.1%
Valkyrie Buyer, LLC		SF	5.25%	9.25%	5/6/2024	5/6/2031	7,462	7,462	7,484	0.3%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	11/8/2024	5/6/2031	6,663	1,315	1,319	0.0%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	11/8/2024	5/6/2031	3,333	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Valkyrie Buyer, LLC (Revolver)	(19)	SF	5.25%	9.25%	5/6/2024	5/6/2031	3,509	$1,684	$1,684	0.1%
Vhagar Purchaser, LLC	(6)(9)(10)	SF	5.50%	9.82%	6/5/2025	6/11/2031	29,333	29,333	29,333	1.1%
Vhagar Purchaser, LLC	(6)	SF	5.50%	9.82%	6/5/2025	6/11/2031	13,333	13,140	13,333	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.82%	6/5/2025	6/11/2031	6,667	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	5.50%	9.82%	6/5/2025	6/11/2031	2,667	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	6.00%	10.13%	8/14/2023	8/14/2029	16,500	16,138	16,459	0.6%
WPEngine, Inc. (Revolver)	(19)	SF	6.00%	10.13%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							1,243,423	981,670	994,849	36.8%
Services: Consumer
AMS Parent, LLC	(8)(27)	SF	4.86%	9.03%	4/8/2024	10/25/2028	15,237	15,074	14,399	0.5%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.40%	12/28/2023	6/23/2028	4,913	4,830	4,913	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.40%	7/19/2023	6/23/2028	4,913	4,835	4,913	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.90%	9.90%	6/24/2022	6/23/2028	14,550	14,396	14,405	0.5%
Clydesdale Holdings, LLC	(8)(11)	SF	5.90%	9.90%	6/24/2022	6/23/2028	20,696	20,696	20,489	0.8%
Clydesdale Holdings, LLC	(8)	SF	5.90%	9.90%	6/20/2024	6/23/2028	8,286	8,286	8,203	0.3%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.90%	9.90%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	10.89%	11/8/2023	11/8/2028	8,729	8,581	8,729	0.3%
Expedited Travel, LLC (Revolver)	(19)	SF	6.61%	10.78%	11/8/2023	11/8/2028	1,500	1,250	1,250	0.0%
Express Wash Acquisition Company, LLC	(6)(8)	SF	6.25%	10.58%	4/10/2025	4/10/2031	18,706	18,528	18,706	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.25%	10.58%	4/10/2025	4/10/2031	1,103	—	—	0.0%
Innovative Artists Entertainment, LLC	(8)(27)	SF	5.25%	9.54%	3/21/2025	3/21/2031	22,250	21,938	20,429	0.8%
Innovative Artists Entertainment, LLC (Revolver)	(19)	SF	5.25%	9.54%	3/21/2025	3/21/2031	2,225	—	—	0.0%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.50%	5/13/2025	6/29/2029	2,940	2,885	2,925	0.1%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.50%	12/17/2024	6/29/2029	4,949	4,949	4,924	0.2%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.50%	7/16/2024	6/29/2029	528	515	525	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.50%	9.50%	6/30/2023	6/29/2029	26,881	26,308	26,747	1.0%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.50%	9.50%	6/30/2023	6/29/2029	4,753	3,042	3,027	0.1%
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	10.00%	11/15/2023	11/15/2030	21,437	21,095	21,051	0.8%
Mammoth Holdings, LLC		SF	6.00%	10.00%	11/15/2023	11/15/2030	5,388	5,388	5,291	0.2%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	10.00%	11/15/2023	11/15/2029	2,727	941	923	0.0%
McKissock Investment Holdings, LLC		SF	5.15%	9.47%	8/25/2025	3/9/2029	9,974	9,987	9,931	0.4%
Removery, LLC		SF	8.00%	12.22%	9/8/2025	9/8/2030	12,000	11,763	11,760	0.4%
Russell Investments US Institutional Holdco, Inc.	(12)(34)	SF	6.50%	9.31% Cash/ 1.50% PIK	4/1/2025	5/30/2027	17,112	16,643	16,474	0.6%
Steel City Wash, LLC	(27)	SF	5.25%	9.54%	2/21/2025	2/5/2030	13,965	13,714	13,993	0.5%
Steel City Wash, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.58%	2/5/2025	2/5/2030	3,158	—	—	0.0%
Steel City Wash, LLC (Revolver)	(19)	SF	5.25%	9.58%	2/5/2025	2/5/2030	1,579	84	84	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.66%	12/27/2023	12/27/2028	9,399	9,353	9,399	0.3%
The Black Tux, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.66%	12/27/2023	12/27/2028	1,902	798	798	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.66%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.79%	11/20/2024	11/20/2030	6,470	5,724	6,145	0.2%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.79%	11/20/2024	11/20/2030	19,800	17,522	18,807	0.7%
The Gersh Agency, LLC	(11)	SF	6.25%	10.54%	12/13/2024	11/20/2030	6,385	6,286	6,057	0.2%
The Gersh Agency, LLC	(11)	SF	6.25%	10.54%	12/13/2024	11/20/2030	13,517	13,307	12,823	0.5%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.54%	11/20/2024	11/20/2030	12,270	—	—	0.0%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.79%	11/20/2024	11/20/2030	2,934	1,568	1,672	0.1%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	10.54%	11/20/2024	11/20/2030	5,059	3,372	3,199	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
The Hertz Corporation	(12)	SF	3.76%	8.07%	6/21/2024	6/30/2028	8,221	$8,096	$7,408	0.3%
The Hertz Corporation	(12)	SF	3.76%	8.07%	6/21/2024	6/30/2028	1,618	1,593	1,458	0.1%
Ultra Clean Holdco LLC	(10)(11)	SF	5.00%	9.29%	7/16/2024	7/1/2030	20,737	20,430	20,603	0.8%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.29%	7/16/2024	7/1/2030	7,470	3,720	3,696	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.00%	9.29%	7/16/2024	7/1/2030	3,000	—	—	0.0%
Vanterra Holdings, LLC	(6)	SF	4.25%	8.48%	8/8/2025	8/8/2031	10,500	10,396	10,395	0.4%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.48%	8/8/2025	8/8/2031	21,000	—	—	0.0%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.48%	8/8/2025	8/8/2031	21,000	—	—	0.0%
Vanterra Holdings, LLC (Revolver)	(19)	SF	4.25%	8.48%	8/8/2025	8/8/2031	6,300	—	—	0.0%
							434,548	337,893	336,551	12.4%
Telecommunications
American Broadband and Telecommunications Company LLC	(6)	P	12.00%	17.25% Cash/ 2.00% PIK	6/10/2022	—	2,687	2,687	2,747	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)	P	12.00%	17.25% Cash/ 2.00% PIK	6/10/2022	—	1,000	256	262	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(21)	SF	6.00%	5.17% Cash/ 5.00% PIK	3/3/2025	3/3/2030	376	366	340	0.0%
Archtop Fiber Intermediate LLC		SF	6.25%	10.53%	4/1/2025	4/1/2030	21,993	21,583	21,992	0.8%
Archtop Fiber Intermediate LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.53%	4/1/2025	4/1/2030	33,722	—	—	0.0%
Calabrio, Inc.	(7)	SF	5.50%	9.70%	12/19/2023	4/16/2027	1,159	1,159	1,159	0.1%
Calabrio, Inc.	(7)	SF	5.50%	9.70%	4/16/2021	4/16/2027	7,900	7,838	7,900	0.3%
Calabrio, Inc. (Revolver)	(19)	SF	5.50%	9.70%	4/16/2021	4/16/2027	963	413	413	0.0%
DataOnline Corp.	(8)(27)	SF	5.35%	9.51%	5/30/2025	11/13/2026	8,609	8,506	8,609	0.3%
DataOnline Corp.	(7)(8)(9)(10)(11)	SF	5.40%	9.60%	11/13/2019	11/13/2026	34,401	34,399	34,487	1.3%
DataOnline Corp. (Revolver)	(19)	SF	5.40%	9.40%	11/13/2019	11/13/2026	3,701	2,591	2,591	0.1%
EOS Finco S.A.R.L.	(8)(21)(38)	SF	6.00%	10.00%	9/30/2025	10/6/2029	6,985	6,722	1,842	0.1%
MB Purchaser, LLC	(8)(10)	SF	4.75%	8.97%	1/3/2024	1/3/2030	14,775	14,550	14,775	0.6%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.89%	1/3/2024	1/3/2030	12,400	11,600	11,600	0.4%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.89%	1/3/2024	1/3/2030	2,500	—	—	0.0%
Patagonia Holdco LLC	(6)(12)	SF	5.75%	9.98%	8/5/2022	8/1/2029	14,550	12,811	11,210	0.4%
Radiate Holdco, LLC		SF	5.11%	7.78% Cash/ 1.50% PIK	7/31/2025	9/25/2029	10,846	9,880	8,744	0.3%
							178,567	135,361	128,671	4.8%
Transportation: Cargo
Dusk Acquisition II Corporation	(6)(10)	SF	6.00%	10.00%	7/12/2024	7/12/2029	27,443	27,004	27,717	1.0%
Dusk Acquisition II Corporation	(6)(8)	SF	6.00%	10.00%	11/29/2024	7/12/2029	36,898	36,275	37,267	1.4%
Epika Fleet Services, Inc.	(8)(11)(27)	SF	5.25%	9.25%	5/20/2025	4/17/2031	49,932	49,335	50,431	1.9%
Epika Fleet Services, Inc.	(10)	SF	5.25%	9.45%	6/5/2025	4/17/2031	13,217	13,138	13,349	0.5%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.25%	4/17/2025	4/17/2031	17,998	8,099	8,180	0.3%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	5.25%	9.25%	4/17/2025	4/17/2031	9,936	—	—	0.0%
Fiasco Enterprises, LLC	(11)	SF	6.36%	10.64%	5/6/2022	5/6/2027	6,790	6,743	6,685	0.3%
Fiasco Enterprises, LLC	(6)(11)	SF	6.61%	10.89%	12/15/2022	5/6/2027	8,190	8,084	8,096	0.3%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.61%	10.89%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	5.00%	9.13%	11/1/2022	11/1/2029	16,577	16,287	16,593	0.6%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.16%	11/1/2022	11/1/2029	5,652	4,007	4,011	0.1%
Randys Holdings, Inc. (Revolver)	(19)	P	4.00%	11.25%	11/1/2022	11/1/2029	2,273	1,397	1,397	0.1%
RS Acquisition, LLC	(7)	SF	8.10%	10.38% Cash/ 2.00% PIK	12/13/2021	12/14/2026	11,481	11,421	9,231	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
RS Acquisition, LLC		SF	8.10%	10.38% Cash/ 2.00% PIK	12/13/2021	12/14/2026	10,610	$10,610	$8,531	0.3%
RS Acquisition, LLC (Revolver)	(19)	SF	8.10%	10.38% Cash/ 2.00% PIK	12/13/2021	12/14/2026	1,335	956	768	0.0%
							220,082	193,356	192,256	7.1%
Wholesale
IF & P Holdings Company, LLC	(6)	SF	5.63%	9.73%	10/6/2022	10/3/2028	23,210	22,876	22,847	0.9%
IF & P Holdings Company, LLC	(6)	SF	6.00%	10.10%	5/25/2023	10/3/2028	6,517	6,380	6,477	0.2%
IF & P Holdings Company, LLC		SF	5.25%	9.35%	7/30/2024	10/3/2028	1,098	1,086	1,070	0.1%
IF & P Holdings Company, LLC (Delayed Draw)	(19)(20)	SF	5.63%	9.73%	7/30/2024	10/3/2028	959	—	—	0.0%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.63%	9.73%	10/6/2022	10/3/2028	5,296	3,619	3,619	0.1%
S&S Holdings LLC	(6)	SF	5.10%	9.27%	3/10/2021	3/10/2028	3	3	3	0.0%
							37,083	33,964	34,016	1.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							5,828,544	4,632,985	4,620,982	170.7%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	16.28%	11/3/2023	11/3/2026	1,000	1,000	998	0.0%
							1,000	1,000	998	0.0%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	9.39%	12/3/2021	12/3/2026	7,048	7,015	7,048	0.2%
New Engen, Inc.	(7)(8)	SF	5.11%	9.39%	12/27/2021	12/3/2026	7,772	7,772	7,772	0.3%
New Engen, Inc.	(9)	SF	5.11%	9.39%	9/17/2024	12/3/2026	2,346	2,323	2,369	0.1%
							17,166	17,110	17,189	0.6%
Media: Diversified & Production
Park County Holdings, LLC		SF	6.75%	10.91%	11/29/2023	11/29/2029	44,721	44,239	44,721	1.7%
							44,721	44,239	44,721	1.7%
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.71%	5/25/2022	5/25/2028	15,000	14,841	14,981	0.6%
ASG II, LLC		SF	6.40%	10.71%	5/25/2022	5/25/2028	2,250	2,250	2,247	0.1%
							17,250	17,091	17,228	0.7%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							80,137	79,440	80,136	3.0%

Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	5.00% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,875	1,874	1,699	0.1%
							1,875	1,874	1,699	0.1%
Automotive
First Brands Group, LLC	(8)(11)(21)	SF	8.76%	13.07%	12/11/2023	3/30/2028	14,436	13,903	1,299	0.0%
							14,436	13,903	1,299	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	10.40% PIK	3/31/2025	8/11/2027	1,822	$1,823	$1,885	0.1%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	10.25% PIK	10/30/2024	8/11/2027	4,956	4,962	1,018	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	n/a	3/31/2025	8/11/2027	86	83	—	0.0%
Adept AG Holdings, LLC	(21)	SF	6.15%	10.15% PIK	3/31/2025	8/11/2027	1,484	1,473	1,533	0.1%
Adept AG Holdings, LLC	(21)	n/a	n/a	10.00% PIK	10/30/2024	8/11/2027	4,038	4,013	829	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	n/a	3/31/2025	8/11/2027	68	69	—	0.0%
							12,454	12,423	5,265	0.2%
Consumer Goods: Durable
Ivanti Software, Inc.	(34)	SF	4.75%	9.05%	5/13/2025	6/1/2029	—	64	—	0.0%
Jumpstart Holdco, Inc.	(6)(21)	SF	5.65%	9.98%	4/19/2022	4/19/2028	22,854	22,620	10,099	0.4%
							22,854	22,684	10,099	0.4%
Construction & Building
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	9.50%	13.66%	7/17/2024	2/9/2028	20,500	—	—	0.0%
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	6.35%	10.51%	7/17/2024	2/9/2028	20,500	14,834	15,024	0.6%
Jesse Studio Mezz, LLC (Delayed Draw)	(12)(19)(20)	SF	11.53%	15.69%	6/7/2024	6/7/2027	41,930	36,794	37,885	1.4%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	10.25%	14.47%	12/21/2023	1/15/2027	37,349	27,184	27,717	1.0%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	11.50%	15.72% PIK	12/21/2023	1/15/2027	14,085	12,616	12,842	0.5%
							134,364	91,428	93,468	3.5%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.26%	14.58% PIK	6/18/2024	6/18/2029	1,763	1,763	1,286	0.1%
							1,763	1,763	1,286	0.1%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	8.26%	5.82% Cash/ 6.50% PIK	4/26/2019	3/12/2029	1,892	1,696	951	0.0%
Avison Young (USA) Inc.	(12)(21)(36)	SF	8.26%	5.99% Cash/ 6.50% PIK	4/26/2019	3/12/2029	647	583	141	0.0%
KT Naples UB LLC	(12)	SF	12.00%	17.00%	4/8/2024	4/8/2026	14,250	14,250	14,370	0.5%
Maltese Diplomat Owner 100 LLC (Delayed Draw)	(12)(19)(20)	SF	10.97%	15.19%	3/11/2025	4/9/2028	50,000	47,691	48,077	1.8%
RC & CY New Orleans Sole Member, LLC	(12)	SF	9.00%	13.19%	3/20/2025	4/10/2028	30,000	29,735	29,989	1.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,709	1,709	1,709	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	502	502	502	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	11,090	11,090	11,090	0.4%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	1,918	1,918	1,918	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	3,442	3,442	3,442	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	2,360	2,360	2,360	0.1%
							117,810	114,976	114,549	4.2%
High Tech Industries
Arcserve Cayman Opco LP	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	968	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	430	401	501	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	440	401	512	0.0%
							1,858	1,770	1,013	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	477	$477	$—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.57% PIK	7/31/2023	1/31/2028	503	503	94	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.57% PIK	7/31/2023	1/31/2028	152	152	28	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.57% PIK	9/8/2023	1/31/2028	265	265	49	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.57% PIK	7/31/2023	1/31/2028	396	396	—	0.0%
							2,092	2,092	171	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	9.96%	7/15/2024	10/15/2028	3,601	3,627	2,970	0.1%
Streamland Media MidCo LLC	(21)	SF	5.76%	9.76%	6/30/2025	3/30/2029	916	914	910	0.1%
Streamland Media MidCo LLC	(21)	SF	6.76%	10.76%	6/30/2025	3/30/2029	881	877	869	0.0%
Streamland Media MidCo LLC (Revolver)	(21)	SF	5.76%	9.83%	4/11/2025	3/30/2029	132	132	132	0.0%
							5,530	5,550	4,881	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							315,036	268,463	233,730	8.7%

Equity Investments (14)(15)(16)
Aerospace & Defense
Air Transport Components Acquisition, LLC (608,696 Class A common units)		—	—	—	7/15/2025	—	—	609	621	0.0%
								609	621	0.0%
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(17)	—	—	—	8/2/2021	—	—	159	249	0.0%
								159	249	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(12)(17)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Caputo Cheese Interco Corp. (2,777,778 Class A units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	2,778	2,797	0.1%
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	—	—	8	—	0.0%
								2,967	2,797	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	—	—	$650	$—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	—	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	—	—	—	—	0.0%
Tavoron Buyer Corp. (2,417,450 units)		—	—	—	1/22/2025	—	—	2,417	2,739	0.1%
								3,180	2,739	0.1%
Construction & Building
Harlem Acquisition, LLC (1,523,811 Class A units)		—	—	—	11/7/2024	—	—	1,524	1,622	0.1%
MEI Buyer LLC (2,275 units)		—	—	—	6/29/2023	—	—	2,276	5,317	0.2%
Mooring Primary, LLC (2,574 preferred units)		—	—	—	4/1/2025	—	—	2,574	2,574	0.1%
Mooring Primary, LLC (2,576 common units)		—	—	—	4/1/2025	—	—	3	23	0.0%
								6,377	9,536	0.4%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)		—	—	—	8/3/2021	—	—	169	—	0.0%
Independence Buyer, Inc. (872 Class B units)		—	—	—	9/5/2025	—	—	—	—	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	—	—	1,567	—	0.0%
								1,736	—	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (2,162,506 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (31,764 shares of common stock)		—	—	—	6/18/2024	—	—	3,191	—	0.0%
								3,191	—	0.0%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(29)	—	—	—	3/4/2024	—	—	132	116	0.0%
								132	116	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	67	51	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.1% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	36	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	—	—	—	563	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	—	—	892	939	0.1%
								1,599	2,229	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	—	—	$1,600	$1,702	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(12)(17)	—	—	—	12/24/2020	—	—	—	54	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)(30)	—	—	—	4/29/2022	—	—	575	637	0.0%
Tax Protection BuyCo, LLC (1,159 common units)	(17)	—	—	—	4/1/2025	—	—	1,159	1,213	0.1%
								3,334	3,606	0.2%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(36)	n/a	n/a	12.50% PIK	9/1/2022	—	—	2,037	—	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(36)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	—	—	420	334	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	—	—	1,667	511	0.0%
Residential Homes for Rent LLC (736,539 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	—	—	3,183	2,902	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.6% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	—	971	0.1%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(12)(17)	—	—	—	7/2/2021	—	—	3	6,567	0.3%
								8,544	11,285	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$726	$616	0.0%
Bluesight, Inc. (528 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	528	528	0.0%
Bluesight, Inc. (282,635 Class B common units)		—	—	—	7/17/2023	—	—	—	152	0.0%
Caravel Autism Health, LLC (3,781 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	—	—	3,782	3,782	0.2%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	—	—	—	100	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)		—	—	—	6/30/2021	—	—	578	586	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)		—	—	—	6/30/2021	—	—	—	114	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	110	0.0%
Forest Buyer, LLC (906 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	—	—	387	402	0.0%
Forest Buyer, LLC (906 Class B units)	(17)	—	—	—	3/15/2024	—	—	—	1,092	0.0%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	—	—	1,010	324	0.0%
NationsBenefits, LLC (369,827 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,377	0.2%
NationsBenefits, LLC (326,667 common units)	(17)	—	—	—	8/20/2021	—	—	468	2,640	0.1%
NBPT Acquisition LLC (4,421 preferred units)	(44)	—	—	—	3/3/2025	—	—	4,421	4,199	0.2%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)		—	—	—	10/4/2022	—	—	1,418	139	0.0%
Seran BioScience, LLC (26,666 common units)		—	—	—	7/30/2024	—	—	267	565	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	180	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	—	—	18,310	12,492	0.5%
								34,393	33,398	1.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (157,895 Class A common units)		—	—	—	3/16/2021	—	—	$10,982	$1,975	0.1%
Arcserve Cayman Opco LP (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	3,679	0.1%
Arcserve Cayman GP LLC (157,895 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(33)	—	—	—	12/13/2024	—	—	4,177	4,202	0.2%
Cloud for Good, LLC (5,000,000 common units)		—	—	—	3/21/2025	—	—	5,000	3,900	0.2%
Douglas Holdings, Inc. (573,847 Class A common units)		—	—	—	8/27/2024	—	—	574	591	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)		—	—	—	9/1/2022	—	—	652	841	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	—	—	790	871	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	—	—	278	569	0.0%
Recorded Future, Inc. (40,243 Class A units)		—	—	—	7/3/2019	—	—	—	7	0.0%
Reorganized Mobileum AcquisitionCo, LLC (42,031 shares of common stock)	(6)	—	—	—	9/12/2024	—	—	1,877	542	0.0%
Sparq Holdings, Inc. (600,000 common units)		—	—	—	6/15/2023	—	—	600	169	0.0%
Sparq Holdings, Inc. (83,720 Series A preferred units)		—	—	—	9/19/2025	—	—	84	167	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	—	—	1,624	2,918	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	—	—	6,076	6,441	0.2%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	—	—	3,790	3,859	0.2%
								36,504	30,731	1.1%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(17)	—	—	—	12/31/2020	—	—	95	142	0.0%
								95	142	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	733	0.0%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	—	—	568	568	0.0%
Destination Media, Inc. (4,790 shares of common stock)		—	—	—	4/17/2025	—	—	4,790	5,285	0.2%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	441	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	—	—	5	37	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	—	—	369	142	0.0%
Relevant Industrial, LLC (4,877,048 units)		—	—	—	5/16/2025	—	—	4,877	4,877	0.2%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	54	0.0%
Relevate Health Group, LLC (96 Class B common units)		—	—	—	11/20/2020	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X common units)		—	—	—	11/14/2024	—	—	—	—	0.0%
Relevate Health Group, LLC (14 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	14	14	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SHOOK Research, LLC (1,483,871 Class A units)	(17)	—	—	—	7/31/2025	—	—	$1,484	$1,484	0.1%
Spherix Global Inc. (52 Class A-2 units)		—	—	—	6/10/2024	—	—	52	83	0.0%
Spherix Global Inc. (333 Class A units)		—	—	—	12/22/2021	—	—	333	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	131	0.0%
								13,455	13,849	0.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)		—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(17)	—	—	—	12/31/2021	—	—	189	151	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)	—	—	—	7/15/2024	—	—	1,525	727	0.0%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	—	—	1,205	—	0.0%
								2,919	878	0.0%
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	—	—	887	922	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	—	—	1,999	2,617	0.1%
ecMarket Inc. and Conexiom US Inc. (18,328 Class C preferred shares)	(12)(36)	—	—	—	5/12/2025	—	—	32	56	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 Class B preferred shares)	(12)(36)	—	—	—	9/21/2021	—	—	723	251	0.0%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	—	—	591	1,092	0.1%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	—	—	799	799	0.0%
Northeast Contracting Company, LLC (6,191,218 Class A-2 units)	(17)	—	—	—	8/16/2024	—	—	6,191	6,369	0.2%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	—	—	2,000	2,109	0.1%
Parkhub, Inc. (1,178,344 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,683	1,748	0.1%
Rampart Exterior Services Buyer, Inc. (3,295 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	3,295	3,127	0.1%
Ecotrak, LLC (fka Respida Software Equity CI LP) (15,400,820 Series B Preferred Units)	(17)	—	—	—	4/9/2024	—	—	15,251	14,889	0.6%
SingleStore, Inc. ($— of $9,359 equity commitment)		—	—	—	9/26/2025	—	9,359	—	—	0.0%
Skillsoft Corp. (1,308 Class A shares)	(6)(12)(29)	—	—	—	6/11/2021	—	—	508	17	0.0%
								33,959	33,996	1.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(17)	—	—	—	11/15/2023	—	—	$—	$1	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	1	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(17)	—	—	—	11/15/2023	—	—	—	6	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(17)	—	—	—	11/15/2023	—	—	169	9	0.0%
Express Wash Acquisition Company, LLC (41 Class A-1 preferred units)	(17)	—	—	—	4/10/2025	—	—	41	47	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(17)	—	—	—	1/4/2021	—	—	198	145	0.0%
IDIG Parent, LLC (20,049 Class X units)	(17)	—	—	—	6/23/2025	—	—	20	26	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment)	(17)(42)	—	—	—	3/21/2025	—	—	2,445	2,405	0.1%
Light Wave Dental Management, LLC (314,621 Class A units)	(17)	—	—	—	6/30/2023	—	—	3,146	3,016	0.1%
								6,054	5,656	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	34	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (28,198 common units)	(6)	—	—	—	3/3/2025	—	—	893	100	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (23,212 Class A units)	(6)	—	—	—	6/28/2024	—	—	—	—	0.0%
								977	134	0.0%
Transportation: Cargo
RS Acquisition, LLC (838,077 common units)	(17)	—	—	—	1/12/2022	—	—	1,439	—	0.0%
RS Acquisition, LLC (46,462 Series A preferred units)	(17)	n/a	n/a	10.00% PIK	12/30/2024	—	—	46	—	0.0%
								1,485	—	0.0%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	3,508	3,508	0.1%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	18,567	0.7%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	154	0.0%
								4,504	22,229	0.8%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	464	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	11	—	0.0%
								1,577	464	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								170,063	174,655	6.5%
Total Non-Controlled/Non-Affiliate Company Investments								$5,150,951	$5,109,503	188.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(19)(20)(21)	SF	8.76%	12.76% PIK	6/21/2024	12/31/2027	1,463	$1,045	$1,246	0.0%
							1,463	1,045	1,246	0.0%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.		SF	5.50%	9.64%	9/22/2025	9/22/2030	6,850	6,714	6,713	0.3%
Engineered Metal Solutions, Inc. (Revolver)	(19)	SF	5.50%	9.67%	9/22/2025	9/22/2030	1,737	248	243	0.0%
							8,587	6,962	6,956	0.3%
Environmental Industries
Baystate Sewage Disposal, LLC		SF	6.00%	10.28%	6/30/2025	12/31/2030	4,400	4,314	4,400	0.2%
Baystate Sewage Disposal, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.28%	6/30/2025	12/31/2030	1,264	—	—	0.0%
Baystate Sewage Disposal, LLC (Revolver)	(19)	SF	6.00%	10.28%	6/30/2025	12/31/2030	1,011	—	—	0.0%
							6,675	4,314	4,400	0.2%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.64%	4/25/2024	4/25/2029	10,171	10,011	10,201	0.4%
Summit Professional Education, LLC		SF	6.36%	10.64%	7/17/2025	4/25/2029	4,019	3,942	4,032	0.1%
Summit Professional Education, LLC (Delayed Draw)	(19)(20)	SF	6.36%	10.64%	7/17/2025	4/25/2029	7,357	—	—	0.0%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	10.64%	4/25/2024	4/25/2029	1,471	—	—	0.0%
Whistler Parent Holdings III, Inc.		SF	6.85%	11.01% PIK	5/28/2024	6/2/2028	3,111	3,110	3,110	0.1%
Whistler Parent Holdings III, Inc. (Revolver)	(19)	SF	6.85%	11.01% PIK	10/25/2024	6/2/2028	4,058	3,199	3,199	0.1%
							30,187	20,262	20,542	0.7%
High Tech Industries
ClearlyRated Capital, LLC		SF	6.50%	10.78%	4/21/2025	4/21/2030	1,432	1,405	1,431	0.1%
ClearlyRated Capital, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.78%	4/21/2025	4/21/2030	1,077	—	—	0.0%
							2,509	1,405	1,431	0.1%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.11%	10.39%	9/21/2022	9/21/2027	3,500	3,460	3,500	0.1%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.11%	10.39%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC		SF	7.86%	12.14%	10/6/2023	10/6/2028	12,281	11,926	12,295	0.5%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	12.14%	10/6/2023	10/6/2028	1,984	992	992	0.0%
							18,133	16,378	16,787	0.6%
Services: Consumer
YBR OZ ECE, LLC	(8)	SF	5.61%	9.89%	1/23/2025	1/23/2030	1,995	1,960	1,993	0.1%
YBR OZ ECE, LLC (Delayed Draw)	(19)(20)	SF	5.61%	9.77%	1/23/2025	1/23/2030	2,500	450	450	0.0%
YBR OZ ECE, LLC (Revolver)	(19)	SF	5.61%	9.77%	1/23/2025	1/23/2030	375	—	—	0.0%
							4,870	2,410	2,443	0.1%
Transportation: Cargo
SheerTrans Solutions, LLC		SF	8.11%	12.28% PIK	7/29/2022	7/29/2028	5,529	5,483	5,529	0.2%
SheerTrans Solutions, LLC		SF	8.11%	12.28% PIK	2/15/2024	7/29/2028	1,579	1,557	1,579	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	12.28% PIK	7/29/2022	7/29/2028	1,481	822	822	0.0%
							8,589	7,862	7,930	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							81,013	60,638	61,735	2.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Junior Secured Loans
Automotive
BTR Opco LLC	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	$1,692	$1,390	0.1%
BTR Opco LLC	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	—	0.0%
							11,252	10,408	1,390	0.1%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00% PIK	8/6/2021	8/11/2028	5,850	5,850	5,858	0.2%
SFR Holdco, LLC	(12)	n/a	n/a	8.00% PIK	3/1/2022	8/11/2028	4,387	4,387	4,824	0.2%
SFR Holdco 2, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	8.00% PIK	10/24/2024	10/23/2029	5,119	3,692	3,645	0.1%
							15,356	13,929	14,327	0.5%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	11.01% PIK	10/25/2024	6/2/2028	27,802	27,574	15,847	0.6%
							27,802	27,574	15,847	0.6%
Total Non-Controlled Affiliate Junior Secured Loans							54,410	51,911	31,564	1.2%
Equity Investments (15)(16)(18)
Aerospace & Defense
MC Aviation Limited (commitment to purchase up to 39.4% of the equity)		—	—	—	9/4/2025	—	—	15,700	15,627	0.6%
								15,700	15,627	0.6%
Automotive
BTR Opco LLC (622 Class A common units)		—	—	—	6/21/2024	—	—	639	—	0.0%
								639	—	0.0%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (7,413 Class A units)		—	—	—	9/22/2025	—	—	7,413	7,265	0.3%
								7,413	7,265	0.3%
Environmental Industries
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	8,842	8,839	0.3%
								8,842	8,839	0.3%
FIRE: Finance
MC Voyager SPV II LLC ($19,348 of $45,000 equity commitment)	(12)(43)	—	—	—	3/28/2025	—	—	19,348	19,348	0.7%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	—	—	53,255	57,916	2.1%
Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment)	(12)(31)	—	—	—	6/13/2024	—	—	6,902	6,902	0.2%
								79,505	84,166	3.0%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	3,900	4,910	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)	—	—	—	3/1/2022	—	—	2,925	3,683	0.1%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)(19)(45)	—	—	—	10/24/2024	—	—	2,460	2,584	0.1%
								9,285	11,177	0.4%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (19,762 Class A units)	(17)	—	—	—	4/25/2024	—	—	19,761	19,688	0.7%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								19,761	19,688	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	—	—	$7,093	$7,093	0.3%
								7,093	7,093	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	5,460	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	—	—	14,676	17,037	0.6%
								18,084	22,497	0.8%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	—	—	6,875	6,875	0.3%
								6,875	6,875	0.3%
Transportation: Cargo
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	(17)	—	—	—	2/15/2024	—	—	3,042	4,808	0.2%
SheerTrans Solutions, LLC (4,455,890 Class B preferred interests)	(17)	—	—	—	7/11/2025	—	—	4,456	7,486	0.3%
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(17)	—	—	—	7/29/2022	—	—	9,192	—	0.0%
								16,690	12,294	0.5%
Total Non-Controlled Affiliate Equity Investments								189,887	195,521	7.2%
Total Non-Controlled Affiliate Company Investments								$302,436	$288,820	10.7%

TOTAL INVESTMENTS								$5,453,387	$5,398,323	199.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$209	AUD	324	Bannockburn Global Forex, LLC	12/11/2025	($5)
Foreign currency forward contract	$209	AUD	324	Bannockburn Global Forex, LLC	3/12/2026	(5)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	6/11/2026	(5)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	9/11/2026	(5)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/11/2026	(4)
Foreign currency forward contract	$208	AUD	321	Bannockburn Global Forex, LLC	3/11/2027	(4)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/11/2027	(4)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	9/13/2027	(4)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/13/2027	(4)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	3/13/2028	(4)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/13/2028	(4)
Foreign currency forward contract	$88	CAD	127	Bannockburn Global Forex, LLC	10/6/2025	(3)
Foreign currency forward contract	$87	CAD	125	Bannockburn Global Forex, LLC	1/5/2026	(3)
Foreign currency forward contract	$84	CAD	121	Bannockburn Global Forex, LLC	4/6/2026	(3)
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	7/6/2026	(4)
Foreign currency forward contract	$97	CAD	140	Bannockburn Global Forex, LLC	10/5/2026	(4)
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	1/5/2027	(4)
Foreign currency forward contract	$94	CAD	136	Bannockburn Global Forex, LLC	4/5/2027	(4)
Foreign currency forward contract	$95	CAD	136	Bannockburn Global Forex, LLC	7/6/2027	(4)
Foreign currency forward contract	$8,831	CAD	12,777	Bannockburn Global Forex, LLC	8/16/2027	(347)
Foreign currency forward contract	$380	EUR	362	Bannockburn Global Forex, LLC	10/6/2025	(44)
Foreign currency forward contract	$51	EUR	45	Bannockburn Global Forex, LLC	11/10/2025	(1)
Foreign currency forward contract	$379	EUR	360	Bannockburn Global Forex, LLC	1/6/2026	(44)
Foreign currency forward contract	$51	EUR	43	Bannockburn Global Forex, LLC	2/10/2026	(1)
Foreign currency forward contract	$370	EUR	351	Bannockburn Global Forex, LLC	4/6/2026	(42)
Foreign currency forward contract	$49	EUR	43	Bannockburn Global Forex, LLC	5/8/2026	(1)
Foreign currency forward contract	$373	EUR	354	Bannockburn Global Forex, LLC	7/6/2026	(42)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	8/10/2026	(1)
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	(42)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	11/10/2026	(1)
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	(42)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	2/10/2027	(1)
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	(40)
Foreign currency forward contract	$56	EUR	49	Bannockburn Global Forex, LLC	5/10/2027	(1)
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	(40)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	8/10/2027	(1)
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	(40)
Foreign currency forward contract	$59	EUR	51	Bannockburn Global Forex, LLC	11/10/2027	(1)
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	(41)
Foreign currency forward contract	$60	EUR	52	Bannockburn Global Forex, LLC	2/10/2028	(1)
Foreign currency forward contract	$57	EUR	49	Bannockburn Global Forex, LLC	5/10/2028	(1)
Foreign currency forward contract	$2,906	EUR	2,501	Bannockburn Global Forex, LLC	8/10/2028	(28)
Foreign currency forward contract	$82	GBP	61	Bannockburn Global Forex, LLC	10/3/2025	(1)
Foreign currency forward contract	$333	GBP	257	Bannockburn Global Forex, LLC	10/6/2025	(13)
Foreign currency forward contract	$129	GBP	97	Bannockburn Global Forex, LLC	1/5/2026	(2)
Foreign currency forward contract	$329	GBP	255	Bannockburn Global Forex, LLC	1/6/2026	(14)
Foreign currency forward contract	$124	GBP	94	Bannockburn Global Forex, LLC	4/3/2026	(2)
Foreign currency forward contract	$317	GBP	246	Bannockburn Global Forex, LLC	4/7/2026	(14)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$124	GBP	93	Bannockburn Global Forex, LLC	7/3/2026	(2)
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	(15)
Foreign currency forward contract	$124	GBP	94	Bannockburn Global Forex, LLC	10/5/2026	(2)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(15)
Foreign currency forward contract	$137	GBP	104	Bannockburn Global Forex, LLC	1/5/2027	(3)
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(16)
Foreign currency forward contract	$133	GBP	101	Bannockburn Global Forex, LLC	4/5/2027	(3)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(16)
Foreign currency forward contract	$134	GBP	102	Bannockburn Global Forex, LLC	7/5/2027	(3)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(16)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	10/5/2027	(3)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	1/5/2028	(3)
Foreign currency forward contract	$133	GBP	102	Bannockburn Global Forex, LLC	4/5/2028	(4)
Foreign currency forward contract	$87	GBP	66	Bannockburn Global Forex, LLC	7/5/2028	(2)
Foreign currency forward contract	$5,581	GBP	4,274	Bannockburn Global Forex, LLC	10/4/2028	(165)
						$(1,194)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), Bank Bill Swap Rate ("BBSW" or "BB"), Sterling Overnight Index Average Rate ("SONIA" or "SN"), or Euro Interbank Offered Rate ("Euribor" or "EU"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, BBSW, SONIA, or EU, as applicable, and the current contractual interest rate in effect at September 30, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2025 represented 199.6% of the Company’s net assets or 96.4% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,705,132 as of September 30, 2025.
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
(8)    All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company’s senior secured credit facility (the “SPV II Credit Facility”) with KeyBank National Association. (See Note 7 in the accompanying notes to the consolidated financial statements).
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
(12)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets totaled 12.9% of the Company’s total assets.
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
September 30, 2025
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
(19)    All or a portion of this commitment was unfunded at September 30, 2025. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of September 30, 2025, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
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
(26)    The investment is subject to a servicing agreement whereby the Fund earns a pooled effective yield of 14.2%.
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
(30)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $565.
(31)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34,953 for a total commitment of $41,855.
(32)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(33)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(34)    Investment position or portion thereof unsettled as of September 30, 2025.
(35)    The headquarters of this portfolio company is located in Australia.
(36)    The headquarters of this portfolio company is located in Canada.
(37)    The headquarters of this portfolio company is located in Finland.
(38)    The headquarters of this portfolio company is located in France.
(39)    The headquarters of this portfolio company is located in Cayman Islands.
(40)    The headquarters of this portfolio company is located in Ireland.
(41)    The headquarters of this portfolio company is located in United Kingdom.
(42)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,091 for a total commitment of $3,536.
(43)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $25,652 for a total commitment of $45,000.
(44)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $884.
(45)    As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $951.
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
(12)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 11.4% of the Company’s total assets.
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
On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Corporation, a Maryland corporation (“MRCC”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), the Company will acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger, as defined in Note 6. See Note 6 for additional information on the Merger and the Asset Sale.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate a portfolio company in which it has invested other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, SPV III, SPV IV, SPV V, the 2022 Issuer, the 2023 Issuer (the "Non-Taxable Subsidiaries") and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”, and together with the Non-Taxable Subsidiaries, the "Subsidiaries") in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2025, the Company received return of capital distributions from its equity investments of $519 and $770, respectively. For the three and nine months ended September 30, 2024, the Company received return of capital distributions from its equity investments of zero and $16, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $59,682 and $60,656 as of September 30, 2025 and December 31, 2024, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2025 totaled $7,703 and $33,787, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2024 totaled $8,726 and $32,195, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2025	2024
Interest income	$126,062	$101,733
PIK interest income	6,234	4,001
Dividend income (1)	2,200	498
Other income	518	3,405
Prepayment gain (loss)	983	1,448
Accretion of discounts and amortization of premiums	2,701	2,234
Total investment income	$138,698	$113,319

	Nine months ended September 30,
	2025	2024
Interest income	$350,188	$266,721
PIK interest income	15,055	10,003
Dividend income (2)	4,090	1,061
Other income	1,348	6,065
Prepayment gain (loss)	4,262	3,942
Accretion of discounts and amortization of premiums	10,472	7,323
Total investment income	$385,415	$295,115
_________________________________________
(1)During the three months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $599 and $431, respectively.
(2)During the nine months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $1,495 and $975, respectively.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of September 30, 2025 and December 31, 2024, there were 14 and 11 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $73,798 and $28,676 at September 30, 2025 and December 31, 2024, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Distributions
Historically, distributions have been declared by the Board each calendar quarter. Beginning in October 2025, the Company expects that the Board will declare monthly distributions. Stockholder distributions, if any, will be determined by the Board and are generally based upon the Company's earnings estimated by management. Any distribution to stockholders is declared out of assets legally available for distribution. Net realized capital gains, if any, are generally distributed at least annually.
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP were issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. See Note 9 and Note 14 for additional information on the Company’s distributions and Second Amended and Restated DRIP, as defined below.
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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of September 30, 2025, the Company held cash denominated in foreign currencies of AUD 601 ($397 in U.S. Dollars), CAD 92 ($66 in U.S. Dollars), EUR 430 ($505 in U.S. Dollars) and GBP 16 ($21 in U.S. Dollars). As of December 31, 2024, the Company held cash denominated in foreign currency of EUR 14 ($14 in U.S. Dollars) and GBP 294 ($368 in U.S. Dollars).

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of September 30, 2025 and December 31, 2024, restricted cash and cash equivalents consisted of the following:

	September 30, 2025	December 31, 2024
Restricted cash and cash equivalents:
SPV	$17,293	$28,847
SPV II	11,552	20,764
SPV III	8,594	3,375
SPV IV	14,653	36,974
SPV V	8,588	—
2022 Issuer	13,047	25,102
2023 Issuer	12,410	9,328
Total restricted cash and cash equivalents	$86,137	$124,390
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $27,297 and $23,351, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and nine months ended September 30, 2025 was $2,156 and $7,298, respectively. Amortization of debt issuance costs for the three and nine months ended September 30, 2024 was $2,508 and $6,733, respectively.
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
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company's capital gain exceeds the Company's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2025, the Company recorded a net expense on the consolidated statements of operations of $63 and $446, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2024, the Company recorded a net expense on the consolidated statements of operations of $199 and $569, respectively, for U.S. federal excise tax. As of September 30, 2025 and December 31, 2024, the Company recorded an accrual for U.S. federal excise taxes of $396 and $1,050, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025, the Company recorded net tax expenses of zero and $28, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2024, the Company recorded net tax expenses of zero and $104, respectively, on the consolidated statements of operations for these subsidiaries. As of both September 30, 2025 and December 31, 2024, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2025. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2025, except as disclosed in Note 14.
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
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Amortized Cost:
Senior secured loans	$4,693,623	86.1%	$3,469,869	86.7%
Unitranche secured loans	79,440	1.4	148,567	3.7
Junior secured loans	320,374	5.9	200,802	5.0
Equity investments	359,950	6.6	183,547	4.6
Total	$5,453,387	100.0%	$4,002,785	100.0%

	September 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$4,682,717	86.7%	$3,491,117	87.1%
Unitranche secured loans	80,136	1.5	148,531	3.7
Junior secured loans	265,294	4.9	177,677	4.4
Equity investments	370,176	6.9	191,648	4.8
Total	$5,398,323	100.0%	$4,008,973	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2025		December 31, 2024
Amortized Cost:
United States:
Midwest	$969,681	17.8%	$697,246	17.4%
Northeast	1,385,328	25.4	919,569	23.0
Northwest	123,488	2.3	81,085	2.0
Southeast	1,304,808	23.9	985,353	24.6
Southwest	563,456	10.3	489,467	12.2
West	888,358	16.3	643,709	16.1
International	218,268	4.0	186,356	4.7
Total	$5,453,387	100.0%	$4,002,785	100.0%

	September 30, 2025		December 31, 2024
Fair Value:
United States:
Midwest	$915,725	17.0%	$689,362	17.2%
Northeast	1,391,835	25.8	920,544	23.0
Northwest	125,572	2.3	83,285	2.1
Southeast	1,333,599	24.7	1,006,155	25.1
Southwest	548,436	10.2	494,694	12.3
West	871,565	16.1	636,530	15.9
International	211,591	3.9	178,403	4.4
Total	$5,398,323	100.0%	$4,008,973	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Amortized Cost:
Aerospace & Defense	$33,083	0.6%	$24,110	0.6%
Automotive	128,106	2.3	76,264	1.9
Banking	47,111	0.9	48,045	1.2
Beverage, Food & Tobacco	105,689	1.9	27,123	0.7
Capital Equipment	245,418	4.5	191,064	4.8
Chemicals, Plastics & Rubber	10,891	0.2	—	—
Construction & Building	249,094	4.6	217,997	5.4
Consumer Goods: Durable	85,701	1.6	74,112	1.8
Consumer Goods: Non-Durable	73,798	1.3	51,050	1.3
Containers, Packaging & Glass	57,046	1.0	40,180	1.0
Energy: Oil & Gas	132	0.0 *	132	0.0 *
Environmental Industries	101,547	1.9	66,543	1.7
FIRE: Finance	383,970	7.0	234,481	5.9
FIRE: Real Estate	166,459	3.1	77,846	1.9
Healthcare & Pharmaceuticals	756,177	13.9	590,748	14.7
High Tech Industries	724,771	13.3	499,624	12.5
Hotels, Gaming & Leisure	95	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	311,451	5.7	195,966	4.9
Media: Broadcasting & Subscription	3,430	0.1	3,430	0.1
Media: Diversified & Production	138,748	2.5	112,124	2.8
Retail	14,480	0.2	14,570	0.4
Services: Business	1,067,182	19.6	888,565	22.2
Services: Consumer	353,232	6.5	240,050	6.0
Telecommunications	136,338	2.5	103,312	2.6
Transportation: Cargo	219,393	4.0	173,308	4.3
Utilities: Electric	4,504	0.1	4,505	0.1
Wholesale	35,541	0.7	47,541	1.2
Total	$5,453,387	100.0%	$4,002,785	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$32,875	0.6%	$23,854	0.6%
Automotive	82,995	1.5	66,253	1.7
Banking	41,048	0.8	43,672	1.1
Beverage, Food & Tobacco	106,786	2.0	27,414	0.7
Capital Equipment	240,931	4.5	187,727	4.7
Chemicals, Plastics & Rubber	10,890	0.2	—	—
Construction & Building	256,369	4.7	222,008	5.5
Consumer Goods: Durable	68,673	1.3	71,293	1.8
Consumer Goods: Non-Durable	68,954	1.3	48,784	1.2
Containers, Packaging & Glass	56,876	1.1	40,136	1.0
Energy: Oil & Gas	116	0.0 *	118	0.0 *
Environmental Industries	101,047	1.9	68,253	1.7
FIRE: Finance	389,215	7.2	233,307	5.8
FIRE: Real Estate	171,130	3.2	81,966	2.1
Healthcare & Pharmaceuticals	744,893	13.8	594,527	14.8
High Tech Industries	725,086	13.4	497,616	12.4
Hotels, Gaming & Leisure	142	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	313,807	5.8	197,904	4.9
Media: Broadcasting & Subscription	584	0.0 *	867	0.0 *
Media: Diversified & Production	136,354	2.5	111,259	2.8
Retail	14,676	0.3	14,566	0.4
Services: Business	1,085,357	20.1	901,082	22.5
Services: Consumer	351,525	6.5	240,488	6.0
Telecommunications	128,805	2.4	101,469	2.5
Transportation: Cargo	212,480	3.9	172,550	4.3
Utilities: Electric	22,229	0.4	13,764	0.3
Wholesale	34,480	0.6	47,973	1.2
Total	$5,398,323	100.0%	$4,008,973	100.0%
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
As of September 30, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements
September 30, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$4,682,717	$4,682,717
Unitranche secured loans	—	—	80,136	80,136
Junior secured loans	—	—	265,294	265,294
Equity investments	133	—	370,043	370,176
Total investments, at fair value:	$133	$—	$5,398,190	$5,398,323
Foreign currency forward contracts asset (liability)	$—	$(1,194)	$—	$(1,194)

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$3,491,117	$3,491,117
Unitranche secured loans	—	—	148,531	148,531
Junior secured loans	—	—	177,677	177,677
Equity investments	149	—	191,499	191,648
Total investments, at fair value:	$149	$—	$4,008,824	$4,008,973
Foreign currency forward contracts asset (liability)	$—	$1,501	$—	$1,501
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company's investment portfolio ranged from 5.25% to 19.25% at September 30, 2025 and 5.50% to 20.80% at December 31, 2024. The maturity dates on the loans outstanding at September 30, 2025 range between April 2026 and October 2032.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of June 30, 2025	$4,397,867	$99,179	$256,158	$334,324	$5,087,528
Net realized gain (loss) on investments	306	—	(3,083)	171	(2,606)
Net change in unrealized gain (loss) on investments	(31,258)	(293)	(16,272)	(2,878)	(50,701)
Purchases of investments and other adjustments to cost (1)	507,261	37	19,274	39,448	566,020
Proceeds from principal payments and sales of investments (2)	(190,489)	(2,145)	(8,395)	(1,022)	(202,051)
Reclassifications (3)	(970)	(16,642)	17,612	—	—
Balance as of September 30, 2025	$4,682,717	$80,136	$265,294	$370,043	$5,398,190

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2024	$3,491,117	$148,531	$177,677	$191,499	$4,008,824
Net realized gain (loss) on investments	(1,685)	—	(3,142)	581	(4,246)
Net change in unrealized gain (loss) on investments	(37,037)	(5,245)	(21,092)	2,138	(61,236)
Purchases of investments and other adjustments to cost (1)	1,848,799	447	115,721	176,539	2,141,506
Proceeds from principal payments and sales of investments (2)	(601,785)	(46,955)	(35,106)	(2,812)	(686,658)
Reclassifications (3)	(16,692)	(16,642)	31,236	2,098	—
Balance as of September 30, 2025	$4,682,717	$80,136	$265,294	$370,043	$5,398,190
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2025, attributable to Level 3 investments still held at September 30, 2025, was $(53,442) and $(62,782), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2024, attributable to Level 3 investments still held at September 30, 2024, was $16,806 and $10,096, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, zero and one investment transferred from Level 3 to Level 1 as a result of a restructuring, respectively.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of September 30, 2025:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$3,031,614		Discounted cash flow	EBITDA multiples	11.3x	4.5x	35.8x
				Market yields	9.6%	7.0%	24.0%
Senior secured loans	1,137,243		Discounted cash flow	Revenue multiples	7.1x	0.7x	14.3x
				Market yields	9.4%	6.4%	24.5%
Senior secured loans	35,054		Enterprise value	EBITDA multiples	7.1x	5.5x	12.0x
Senior secured loans	32,429		Enterprise value	Revenue multiples	2.5x	0.4x	5.3x
Senior secured loans	4,563		Liquidation	Probability weighting of alternative outcomes	45.1%	45.1%	45.1%
Unitranche secured loans	62,908		Discounted cash flow	EBITDA multiples	11.1x	10.0x	11.5x
				Market yields	9.9%	8.5%	10.5%
Unitranche secured loans	17,228		Discounted cash flow	Revenue multiples	6.0x	6.0x	6.0x
				Market yields	13.2%	13.2%	13.2%
Junior secured loans	226,581		Discounted cash flow	EBITDA multiples	8.00x	7.50x	9.00x
				Market yields	14.6%	11.0%	17.6%
Junior secured loans	17,304		Enterprise value	Revenue multiples	4.9x	0.8x	5.3x
Junior secured loans	14,349		Enterprise value	EBITDA multiples	8.5x	7.0x	12.0x
Equity securities	292,316		Enterprise value	EBITDA multiples	10.4x	5.5x	17.3x
Equity securities	69,959		Enterprise value	Revenue multiples	4.0x	0.4x	12.0x
Equity securities	6,398		Option pricing model	Volatility	51.2%	24.0%	65.0%
Total Level 3 Assets	$4,947,946	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $450,244 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$359,510	$359,510	$474,756	$474,756
SPV Credit Facility	87,210	87,210	239,889	239,889
SPV II Credit Facility	522,402	522,402	194,574	194,574
SPV III Credit Facility	185,409	185,409	73,722	73,722
SPV IV Credit Facility	316,309	316,309	245,185	245,185
SPV V Credit Facility	229,175	229,175	—	—
2022 ABS	239,339	238,711	293,393	287,178
2023 ABS	207,041	210,314	206,369	209,100
2028 Notes	198,529	202,344	198,178	200,545
2029 Notes	202,573	203,862	202,296	202,585
July 2028 Notes	41,544	41,544	—	—
July 2030 Notes	159,195	159,195	—	—
Total Debt	$2,748,236	$2,755,985	$2,128,362	$2,127,534
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	2,755,985	2,127,534
Total Debt	$2,755,985	$2,127,534

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2025 and 2024 were as follows:

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2025
Non-controlled affiliate company investment:
Baystate Sewage Disposal, LLC	$—	$—	$4,312	$—	$—	$2	$—	$86	$4,400
Baystate Sewage Disposal, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	—	—	8,842	—	—	—	—	(3)	8,839
	—	—	13,154	—	—	2	—	83	13,239

BTR Opco LLC	1,177	—	—	—	—	—	—	213	1,390
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,131	—	—	(1)	—	—	—	116	1,246
BTR Opco LLC (622 Class A common units)	—	—	—	—	—	—	—	—	—
	2,308	—	—	(1)	—	—	—	329	2,636

ClearlyRated Capital, LLC	—	—	1,407	(4)	—	2	—	26	1,431
ClearlyRated Capital, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
ClearlyRated Capital, LLC (7,093,224 Class A units)	5,500	—	1,593	—	—	—	—	—	7,093
	5,500	—	3,000	(4)	—	2	—	26	8,524

Engineered Metal Solutions, Inc.	—	—	6,713	—	—	1	—	(1)	6,713
Engineered Metal Solutions, Inc. (Revolver)	—	—	248	—	—	—	—	(5)	243
Engineered Metal Solutions, Inc. (7,413 Class A units)	—	—	7,414	—	(1)	1	—	(149)	7,265
	—	—	14,375	—	(1)	2	—	(155)	14,221

MC Aviation Limited (commitment to purchase up to 39.4% of the equity)	—	—	15,700	—	—	—	—	(73)	15,627
	—	—	15,700	—	—	—	—	(73)	15,627

MC Voyager SPV II LLC ($19,348 of $45,000 equity commitment)	—	—	19,348	—	—	—	—	—	19,348
	—	—	19,348	—	—	—	—	—	19,348

Nastel Technologies, LLC	3,478	—	—	—	—	9	—	13	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,611	—	—	—	—	—	—	849	5,460
	8,089	—	—	—	—	9	—	862	8,960

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2025
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	$—	$—	$53,255	$—	$—	$—	$—	$4,661	$57,916
	—	—	53,255	—	—	—	—	4,661	57,916

SFR Holdco, LLC	5,593	—	—	—	—	—	—	265	5,858
SFR Holdco, LLC	4,631	—	—	—	—	—	—	193	4,824
SFR Holdco, LLC (13.9% of equity commitments)	4,797	—	—	—	—	—	—	113	4,910
SFR Holdco, LLC (10.5% of equity commitments)	3,597	—	—	—	—	—	—	86	3,683
	18,618	—	—	—	—	—	—	657	19,275

SFR Holdco 2, LLC (Delayed Draw)	2,267	—	1,425	—	—	—	—	(47)	3,645
SFR Holdco 2, LLC (24.4% of equity commitments)	1,510	—	950	—	—	—	—	124	2,584
	3,777	—	2,375	—	—	—	—	77	6,229

SheerTrans Solutions, LLC	5,261	—	—	(38)	306	15	—	(15)	5,529
SheerTrans Solutions, LLC	1,503	—	—	(12)	87	4	—	(3)	1,579
SheerTrans Solutions, LLC (Revolver)	998	—	806	(1,017)	35	—	—	—	822
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	—	3,042	—	—	—	—	—	1,766	4,808
SheerTrans Solutions, LLC (4,455,890 Class B preferred interests)	—	1,879	2,577	—	—	—	—	3,030	7,486
SheerTrans Solutions, LLC (9,191,624 preferred interests)	11,989	(4,921)	1,879	—	—	—	—	(8,947)	—
	19,751	—	5,262	(1,067)	428	19	—	(4,169)	20,224

Summit Professional Education, LLC	10,244	—	—	(76)	—	26	—	7	10,201
Summit Professional Education, LLC	—	—	3,939	—	—	3	—	90	4,032
Summit Professional Education, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (Revolver)	1,145	—	735	(1,880)	—	—	—	—	—
Summit Professional Education, LLC (19,762 Class A units)	16,676	—	3,085	—	—	—	—	(73)	19,688
	28,065	—	7,759	(1,956)	—	29	—	24	33,921

Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment)	4,803	—	2,099	—	—	—	—	—	6,902
	4,803	—	2,099	—	—	—	—	—	6,902

Whistler Parent Holdings III, Inc.	22,772	—	—	—	1,431	58	—	(8,414)	15,847
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,980	—	990	—	140	—	—	—	3,110
Whistler Parent Holdings III, Inc. (Revolver)	1,539	—	1,555	—	105	—	—	—	3,199
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	26,291	—	2,545	—	1,676	58	—	(8,414)	22,156

YBR OZ ECE, LLC	—	—	1,961	(5)	—	4	—	33	1,993
YBR OZ ECE, LLC (Delayed Draw)	—	—	450	—	—	—	—	—	450
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	—	—	6,875	—	—	—	—	—	6,875
	—	—	9,286	(5)	—	4	—	33	9,318

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2025

Zodega Landscaping, LLC	$12,431	$—	$—	$(90)	$—	$72	$—	$(118)	$12,295
Zodega Landscaping, LLC (Revolver)	992	—	—	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	15,130	—	—	—	—	—	—	1,907	17,037
	28,553	—	—	(90)	—	72	—	1,789	30,324
Total non-controlled affiliate company investments	$145,755	$—	$148,158	$(3,123)	$2,103	$197	$—	$(4,270)	$288,820

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2024
Non-controlled affiliate company investment:
ClearlyRated Capital, LLC (5,500,000 Class A units)	$5,500	$—	$—	$—	$—	$—	$—	$—	$5,500
	5,500	—	—	—	—	—	—	—	5,500

BTR Opco LLC (fka Born To Run, LLC)	—	—	1,080	(34)	—	—	—	47	1,093
BTR Opco LLC (fka Born To Run, LLC)	—	1,611	81	—	—	—	—	176	1,868
BTR Opco LLC (fka Born To Run, LLC)	—	8,300	418	(2)	—	—	—	(8,657)	59
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	677	—	—	—	—	—	(677)	—
	—	10,588	1,579	(36)	—	—	—	(9,111)	3,020

Nastel Technologies, LLC	3,500	—	—	—	—	7	—	(29)	3,478
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	307	4,533
	7,726	—	—	—	—	7	—	278	8,011

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	(1,487)	—	—	—	37	1,873
	3,323	—	—	(1,487)	—	—	—	37	1,873

SFR Holdco, LLC	6,557	—	—	—	—	—	—	(1,076)	5,481
SFR Holdco, LLC (Delayed draw junior secured loan)	4,917	—	—	—	—	—	—	(352)	4,565
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	231	4,602
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	174	3,452
	19,123	—	—	—	—	—	—	(1,023)	18,100

SheerTrans Solutions, LLC	5,101	—	—	(26)	159	13	—	(14)	5,233
SheerTrans Solutions, LLC	—	—	1,436	(8)	38	3	—	25	1,494
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	29	—	—	—	988
SheerTrans Solutions, LLC (12,233,889 preferred interests)	9,192	—	3,042	—	—	—	—	734	12,968
	15,252	—	4,478	(34)	226	16	—	745	20,683

Summit Professional Education, LLC	—	—	10,094	(24)	—	9	—	265	10,344
Summit Professional Education, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (16,676 Class A units)	—	—	16,676	—	—	—	—	331	17,007
	—	—	26,770	(24)	—	9	—	596	27,351

Triad Financial Services, Inc ($4,803 of $41,855 equity commitment)	—	—	4,803	—	—	—	—	—	4,803
	—	—	4,803	—	—	—	—	—	4,803

Zodega Landscaping, LLC	11,969	—	—	(89)	—	60	—	516	12,456
Zodega Landscaping, LLC (Revolver)	—	—	992	—	—	—	—	—	992
Zodega Landscaping, LLC (124,206 preferred interests)	12,421	—	—	—	—	—	—	290	12,711
	24,390	—	992	(89)	—	60	—	806	26,159
Total non-controlled affiliate company investments	$75,314	$10,588	$38,622	$(1,670)	$226	$92	$—	$(7,672)	$115,500
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the nine months ended September 30,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
Baystate Sewage Disposal, LLC	$119	$—	$—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Delayed Draw)	2	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Revolver)	1	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Class A-1 preferred units)	—	180	—	n/a	n/a	n/a
	122	180	—	—	—	—

BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	—	—	—	—	—	—
BTR Opco LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

ClearlyRated Capital, LLC	73	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Delayed Draw)	2	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Class A units)	—	—	—	—	—	—
	75	—	—	—	—	—

Engineered Metal Solutions, Inc.	17	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Revolver)	—	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	17	—	—	—	—	—

MC Aviation Limited (Equity Commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

MC Voyager SPV II LLC (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Nastel Technologies, LLC	291	—	—	326	—	—
Nastel Technologies, LLC (Revolver)	1	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	292	—	—	326	—	—

NFS Intermediate HoldCo, LLC (Series B preferred units)	—	2,293	—	n/a	n/a	n/a
	—	2,293	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	n/a	n/a	n/a	283	—	—
	—	—	—	283	—	—

SFR Holdco, LLC	444	—	—	351	—	—
SFR Holdco, LLC	308	—	—	264	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	752	—	—	615	—	—

SFR Holdco 2, LLC (Delayed Draw)	208	—	—	n/a	n/a	n/a
SFR Holdco 2, LLC (LLC interest)	—	—		n/a	n/a	n/a
	208	—	—	—	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the nine months ended September 30,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
SheerTrans Solutions, LLC	$520	$—	$26	$540	$—	$—
SheerTrans Solutions, LLC	146	—	8	129	—	—
SheerTrans Solutions, LLC (Revolver)	75	—	8	101	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	741	—	42	770	—	—

Summit Professional Education, LLC	93	—	—	n/a	n/a	n/a
Summit Professional Education, LLC	855	—	—	540	—	—
Summit Professional Education, LLC (Delayed Draw)	8	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	34	—	—	3	—	—
Summit Professional Education, LLC (Class A units)	—	—	—	—	—	—
	990	—	—	543	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	2,340	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Delayed Draw)	219	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Revolver)	160	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	n/a	n/a	n/a
Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	n/a	n/a	n/a
	2,719	—	—	—	—	—

YBR OZ ECE, LLC	146	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Delayed Draw)	9	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Revolver)	—	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	155	—	—	—	—	—

Zodega Landscaping, LLC	1,213	—	18	1,312	—	—
Zodega Landscaping, LLC (Revolver)	95	—	3	28	—	—
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	1,308	—	21	1,340	—	—
Total non-controlled affiliate company investments	$7,379	$2,473	$63	$3,877	$—	$—
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
Base management fees for the three and nine months ended September 30, 2025 were $17,264 and $47,208, respectively. Base management fees for the three and nine months ended September 30, 2024 were $11,542 and $30,169, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The composition of the Company’s incentive fees for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Part one incentive fees (1)	$8,596	$7,614	$24,458	$20,205
Part two incentive fees (2)	—	698	(1,283)	1,638
Total incentive fees	$8,596	$8,312	$23,175	$21,843
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

Under the Administration Agreement, the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2025, the Company incurred $3,832 and $9,356, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,189 and $3,247, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2024, the Company incurred $2,876 and $7,172, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $790 and $2,039, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2025 and December 31, 2024, $1,261 and $805, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of September 30, 2025 and December 31, 2024, the Company had accounts payable to members of the Board of $37 and zero, respectively, representing accrued and unpaid fees for their services.
Asset Purchase Agreement: On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC), and MC Advisors, an investment adviser to the Company and MRCC. Pursuant to the Purchase Agreement on the Closing Date (as defined in the Purchase Agreement) the Company agreed to acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Purchase”).
Following the Closing Date, which is currently anticipated to occur during the first quarter of 2026, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions (the "Merger").

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Purchase Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. Consummation of the Asset Purchase, which is currently subject to certain closing conditions, including (1) requisite approvals of MRCC stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Purchase, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the merger agreement between MRCC and HRZN (other than the condition precedent with respect to the Asset Purchase).
Both the Asset Purchase and Merger are structured to comply with the safe harbor provision of Rule 17a-8 of the Investment Company Act of 1940, as amended. The boards of directors of both MRCC and the Company, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Purchase Agreement and the transactions contemplated therein.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 197% and 196%, respectively.
The Company’s outstanding debt as of September 30, 2025 was as follows:

	September 30, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$785,000	$365,194	$359,510	$5,684
SPV Credit Facility	450,000	89,900	87,210	2,690
SPV II Credit Facility	690,000	527,400	522,402	4,998
SPV III Credit Facility	200,000	187,000	185,409	1,591
SPV IV Credit Facility	350,000	319,000	316,309	2,691
SPV V Credit Facility	250,000	231,600	229,175	2,425
2022 ABS (4)	239,339	239,339	239,339	—
2023 ABS (5)	209,100	209,100	207,041	2,059
2028 Notes	200,000	200,000	198,529	1,471
2029 Notes	204,000	204,000	202,573	1,427
July 2028 Notes	42,000	42,000	41,544	456
July 2030 Notes	161,000	161,000	159,195	1,805
Total	$3,780,439	$2,775,533	$2,748,236	$27,297
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of September 30, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $28,255 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of September 30, 2025, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Company’s outstanding debt as of December 31, 2024 was as follows:

	December 31, 2024
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$652,500	$481,106	$474,756	$6,350
SPV Credit Facility	450,000	243,300	239,889	3,411
SPV II Credit Facility	195,998	195,998	194,574	1,424
SPV III Credit Facility	100,000	75,000	73,722	1,278
SPV IV Credit Facility	350,000	248,600	245,185	3,415
2022 ABS (4)	294,609	294,609	293,393	1,216
2023 ABS (5)	209,100	209,100	206,369	2,731
2028 Notes	200,000	200,000	198,178	1,822
2029 Notes	204,000	204,000	202,296	1,704
Total	2,656,207	2,151,713	2,128,362	23,351
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

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion to $785,000 of aggregate commitments as of September 30, 2025.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
As of September 30, 2025 and December 31, 2024, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $256,500 and $396,100, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40,000 ($26,453 in U.S. dollars) and AUD 21,978 ($13,599 in U.S. dollars), respectively, and Great Britain pounds of £40,000 ($53,785 in U.S. dollars) and £38,440 ($48,111 in U.S. dollars), respectively, and Euros of €24,250 ($28,456 in U.S. dollars) and €22,500 ($23,296 in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $1,144 and $(8,903) for the three and nine months ended September 30, 2025, respectively, and $(2,998) and $(2,703) for the three and nine months ended September 30, 2024, respectively.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time the Company maintains a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.2% and 7.0%, respectively.
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
SPV Credit Facilities
SPV Credit Facility
The Company has a $450,000 SPV Credit Facility with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. The Company entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $765,246 and $722,845, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature, which allowed the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, the Company entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690,000; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $784,749 and $307,517, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period, and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.3% and 6.9%, respectively.
Under the terms of the SPV II Credit Facility, pursuant to a monthly waterfall and subject to the satisfaction of certain coverage tests and portfolio quality tests, SPV II is permitted to reinvest principal proceeds during the reinvestment period. During the amortization period, pursuant to a monthly waterfall, principal proceeds must be applied to prepay the SPV II Credit Facility. The SPV II Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV II Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees, breach of covenants, voluntary or involuntary bankruptcy proceedings and change of control of the borrower.
Borrowing under the SPV II Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. On March 7, 2025, the Company increased the facility amount pursuant to the accordion feature of the SPV III Credit Facility to $200,000. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of September 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $382,944 and $142,151, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.1% and 7.3%, respectively.

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
The SPV IV Credit Facility allows the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of September 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $560,940 and $513,208, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.2% and 6.5%, respectively.
Borrowings under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV V Credit Facility
On February 21, 2025, the Company entered the SPV V Credit Facility with CONA as administrative agent, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows the Company, through SPV V, to borrow an aggregate principal amount of up to $250,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $350,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at the Company's election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of September 30, 2025, the fair value of investments of the Company that were held in the SPV V as collateral for the SPV V Credit Facility was $381,552, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of September 30, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 6.2%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both September 30, 2025 and December 31, 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of September 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $333,845 and $396,560, respectively, and these investments are identified on the consolidated schedule of investments. As of both September 30, 2025 and December 31, 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both September 30, 2025 and December 31, 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both September 30, 2025 and December 31, 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of September 30, 2025 and December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.7% and 6.9%, respectively. As of both September 30, 2025 and December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both September 30, 2025 and December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of September 30, 2025 and December 31, 2024, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $250,275 and $251,846, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2028 Notes, 2029 Notes, July 2028 Notes, and July 2030 Notes, (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2025 and December 31, 2024, the Company had $100,000 in aggregate principal amount of Series A Notes outstanding and $100,000 in aggregate principal amount of Series B Notes outstanding.
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
As of both September 30, 2025 and December 31, 2024, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2025 and December 31, 2024, the Company had $156,000 in aggregate principal amount of Series C Notes outstanding and $48,000 in aggregate principal amount of Series D Notes outstanding.
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
In addition, in the event that a Below Investment Grade Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the 2029 Note from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured
Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the 2029 Notes will bear interest at a fixed rate per annum which is 2.00%above the stated rate of the 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.
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
As of both September 30, 2025 and December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.
July 2028 Notes
On July 10, 2025, the Company entered into a Note Purchase Agreement (the “July 2028 Note Purchase Agreement”) governing the issuance of $42,000 in aggregate principal amount of Series E unsecured notes (the "July 2028 Notes"), due July 10, 2028, with a fixed interest rate of 6.20% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2028 Notes occurred on July 10, 2025. The July 2028 Notes are guaranteed by various subsidiaries of the Company.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2025, the Company had $42,000 in aggregate principal amount of July 2028 Notes outstanding.
The July 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500,000 and (B) an amount equal to the sum of (i) $1,063,400 plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the July 2028 Note Purchase Agreement) by the Company and its subsidiaries during each quarter after October 29, 2024 (other than the proceeds of sales of Equity Interests by and among the Company and its subsidiaries) and (y) the amount paid or distributed by the Company to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the July 2028 Note Purchase Agreement) occurs, the July 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the July 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the July 2028 Note Purchase Agreement) occurs, the July 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the July 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the July 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the July 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The July 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
The July 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of September 30, 2025 the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
July 2030 Notes
On July 10, 2025, the Company entered into a Note Purchase Agreement (the “July 2030 Note Purchase Agreement”) governing the issuance of $161,000 in aggregate principal amount of Series F Notes (the "July 2030 Notes"), due July 10, 2030, with a fixed interest rate of 6.57% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2030 Notes occurred on July 10, 2025. The July 2030 Notes are guaranteed by various subsidiaries of the Company.
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2025, the Company had $161,000 in aggregate principal amount of July 2030 Notes outstanding.
The July 2030 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500,000 and (B) an amount equal to the sum of (i) $1,063,400 plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the July 2030 Note Purchase Agreement) by the Company and its subsidiaries during each quarter after October 29, 2024 (other than the proceeds of sales of Equity Interests by and among the Company and its subsidiaries) and (y) the amount paid or distributed by the Company to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the July 2030 Note Purchase Agreement) occurs, the July 2030 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the July 2030 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the July 2030 Note Purchase Agreement) occurs, the July 2030 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the July 2030 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the July 2030 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the July 2030 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The July 2030 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
The July 2030 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2030 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of September 30, 2025 the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,
	2025	2024
Interest expense - Revolving Credit Facility	$6,107	$4,898
Interest expense - SPV Credit Facility	4,295	7,534
Interest expense - SPV II Credit Facility	5,886	4,473
Interest expense - SPV III Credit Facility	3,137	1,322
Interest expense - SPV IV Credit Facility	5,346	2,478
Interest expense - SPV V Credit Facility	3,828	—
Interest expense - 2022 ABS	2,541	3,221
Interest expense - 2023 ABS	3,952	4,312
Interest expense - 2028 Notes	4,710	4,710
Interest expense - 2029 Notes	3,810	2,298
Interest expense - July 2028 Notes	586	—
Interest expense - July 2030 Notes	2,380	—
Amortization of debt issuance costs	2,156	2,508
Total interest and other debt financing expenses	$48,734	$37,754
Average debt outstanding	$2,703,365	$1,852,615
Average stated interest rate	6.8%	7.6%

	Nine months ended September 30,
	2025	2024
Interest expense - Revolving Credit Facility	$23,111	$16,029
Interest expense - SPV Credit Facility	12,442	18,210
Interest expense - SPV II Credit Facility	11,912	10,605
Interest expense - SPV III Credit Facility	7,474	2,310
Interest expense - SPV IV Credit Facility	15,283	2,478
Interest expense - SPV V Credit Facility	6,533	—
Interest expense - 2022 ABS	8,250	9,663
Interest expense - 2023 ABS	11,770	12,890
Interest expense - 2028 Notes	14,130	14,130
Interest expense - 2029 Notes	11,430	2,298
Interest expense - July 2028 Notes	586	—
Interest expense - July 2030 Notes	2,380	—
Amortization of debt issuance costs	7,298	6,733
Total interest and other debt financing expenses	$132,599	$95,346
Average debt outstanding	2,428,495	1,542,805
Average stated interest rate	6.9%	7.7%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both September 30, 2025 and December 31, 2024, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025 and December 31, 2024.

	September 30, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	324	12/11/2025	$—	$(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/12/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	6/11/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/11/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/11/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	321	3/11/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/11/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/13/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/13/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/13/2028	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/13/2028	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	127	10/6/2025	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	125	1/5/2026	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	121	4/6/2026	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	139	7/6/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	140	10/5/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	139	1/5/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	136	4/5/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	136	7/6/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,777	8/16/2027	—	(347)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	362	10/6/2025	—	(44)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	45	11/10/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	360	1/6/2026	—	(44)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	43	2/10/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	351	4/6/2026	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	43	5/8/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	7/6/2026	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	8/10/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	11/10/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	1/6/2027	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	2/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	—	(40)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	—	(40)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	8/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	—	(40)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	51	11/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	359	1/6/2028	—	(41)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	52	2/10/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	2,501	8/10/2028	—	(28)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	61	10/3/2025	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	257	10/6/2025	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	97	1/5/2026	—	(2)	Net unrealized loss on foreign currency forward contracts

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	GBP	255	1/6/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	94	4/3/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	246	4/7/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	93	7/3/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	94	10/5/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	104	1/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	101	4/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	7/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	10/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	1/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	4/5/2028	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	66	7/5/2028	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	4,274	10/4/2028	—	(165)	Net unrealized loss on foreign currency forward contracts
				$—	$(1,194)

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
For the three and nine months ended September 30, 2025, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $138 and $(2,695), respectively. For the three and nine months ended September 30, 2025, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(71) and $(1,201), respectively.
For the three and nine months ended September 30, 2024, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $(1,786) and $(105), respectively. For the three and nine months ended September 30, 2024, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(25) and $(23), respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared and paid during the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Nine months ended September 30, 2025:
January 9, 2025	January 15, 2025	March 31, 2025	Regular	$0.09	$17,883
January 9, 2025	February 14, 2025	March 31, 2025	Regular	0.09	17,883
January 9, 2025	March 14, 2025	March 31, 2025	Regular	0.09	17,884
April 7, 2025	April 15, 2025	June 30, 2025	Regular	0.09	21,291
April 7, 2025	May 15, 2025	June 30, 2025	Regular	0.09	21,291
April 7, 2025	June 16, 2025	June 30, 2025	Regular	0.08	19,664
July 3, 2025	July 15, 2025	September 26, 2025	Regular	0.09	22,358
July 3, 2025	August 15, 2025	September 26, 2025	Regular	0.09	22,358
July 3, 2025	September 15, 2025	September 26, 2025	Regular	0.08	21,654
Total distributions declared				$0.79	$182,266

Nine months ended September 30, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.09	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.09	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.09	11,451
April 5, 2024	April 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	April 15, 2024	June 28, 2024	Supplemental	0.02	3,050
April 5, 2024	May 15, 2024	June 28, 2024	Regular	0.09	13,726
April 5, 2024	June 17, 2024	June 28, 2024	Regular	0.09	14,786
July 5, 2024	July 15, 2024	September 30, 2024	Regular	0.09	14,848
July 5, 2024	July 15, 2024	September 30, 2024	Supplemental	0.02	3,299
July 5, 2024	August 15, 2024	September 30, 2024	Regular	0.09	14,848
July 5, 2024	September 16, 2024	September 30, 2024	Regular	0.09	16,264
Total distributions declared				$0.85	$128,900
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the nine months ended September 30, 2025 and 2024:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2025:
March 31, 2025	$10.37	2,292,918	$23,777
June 30, 2025	$10.33	2,609,084	26,952
September 26, 2025	$10.25	2,809,773	28,800
Total distributions reinvested		7,711,775	$79,529

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2024:
March 29, 2024	$10.24	1,406,628	$14,404
June 28, 2024	$10.34	1,824,171	18,862
September 30, 2024	$10.34	2,031,890	21,010
Total distributions reinvested		5,262,689	$54,276
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of September 30, 2025, the total number of shares of all classes of capital stock that the Company has the authority to issue was 600,000,000 shares of common stock, par value $0.001 per share.
The following tables summarize the issuance of shares during the nine months ended September 30, 2025 and 2024:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	10.33	10,639,149	109,903
September 2, 2025	10.19	22,257,960	226,808
Total		69,237,928	$713,565

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	10.34	11,786,647	121,874
August 16, 2024	10.34	15,732,189	162,671
Total		53,382,846	$549,392
During the nine months ended September 30, 2025 and 2024, the Company also issued 7,711,775 and 5,262,689 shares, with an aggregate value of $79,529 and $54,276, respectively, under the DRIP as disclosed in Note 9.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Company has adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP were issued at a price per share equal to the NAV per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. See Note 14 for additional information on the Company’s distributions and Second Amended and Restated DRIP, as defined below.
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program during the nine months ended September 30, 2025 and 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2025:
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	$10.33	1,391,450	14,373
September 19, 2025	$10.19	3,773,412	38,451
Total		5,939,830	$60,861

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	$10.34	1,142,195	11,810
September 27, 2024	$10.34	1,752,160	18,118
Total		4,890,609	$50,370

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 11. Commitments and Contingencies
Commitments: As of September 30, 2025 and December 31, 2024, the Company had $1,272,687 and $896,624, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of September 30, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of September 30, 2025 and December 31, 2024:

Portfolio Company	September 30, 2025	December 31, 2024
3C Buyer LLC (Revolver)	$1,224	n/a
601 Lafayette Mezz LLC (Delayed Draw)	20,500	20,500
601 Lafayette Mezz LLC (Delayed Draw)	5,666	20,500
95 Percent Buyer, LLC (Revolver)	647	809
A360, Inc. (Delayed Draw)	4,437	4,437
A360, Inc. (Revolver)	1,597	2,218
Accelevation LLC (Delayed Draw)	4,809	n/a
Accelevation LLC (Revolver)	3,329	n/a
Acquia Inc. (Revolver)	n/a	259
Air Transport Components Acquisition, LLC (Delayed Draw)	5,600	n/a
Air Transport Components Acquisition, LLC (Revolver)	2,100	n/a
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	10,000	10,000
Aligned Exteriors Group Holdco, LLC (Revolver)	1,667	1,667
Ambient Enterprises Holdco, LLC (Delayed Draw)	3,783	n/a
Ambient Enterprises Holdco, LLC (Delayed Draw)	n/a	$3,794
Ambient Enterprises Holdco, LLC (Revolver)	1,642	1,528
American Broadband and Telecommunications Company LLC (Delayed Draw)	n/a	107
American Broadband and Telecommunications Company LLC (Revolver)	744	748
Animal Dermatology Group, Inc. (Delayed Draw)	16,558	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	19,231	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	6,727
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	5,769
Animal Dermatology Group, Inc. (Revolver)	2,500	2,500
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (Delayed Draw)	n/a	86
Appriss Health, LLC (Revolver)	433	433
Aptean, Inc. (Delayed Draw)	n/a	397
Aptean, Inc. (Revolver)	n/a	728
Aras Corporation (Revolver)	508	448
Arax Midco, LLC (Delayed Draw)	n/a	2,131
Arax Midco, LLC (Delayed Draw)	6,015	n/a
Arax Midco, LLC (Revolver)	1,138	1,293
Archtop Fiber Intermediate LLC (Delayed Draw)	33,722	n/a
Arcserve Cayman Opco LP (Delayed Draw)	1,029	1,029
ASG III, LLC (Delayed Draw)	11,944	13,980

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
ASG III, LLC (Revolver)	$3,158	$3,158
Assembly Buyer, LLC (Delayed Draw)	853	n/a
Assembly Buyer, LLC (Delayed Draw)	7,111	n/a
Assembly Buyer, LLC (Revolver)	2,667	n/a
Attom Intermediate Holdco, LLC (Delayed Draw)	15,094	n/a
Attom Intermediate Holdco, LLC (Revolver)	3,972	n/a
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	11,111	n/a
Automated Industrial Robotics US HoldCo Inc. (Revolver)	4,000	n/a
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	1,339	n/a
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	5,214	n/a
Avalara, Inc. (Revolver)	n/a	1,000
Baystate Sewage Disposal, LLC (Delayed Draw)	1,264	n/a
Baystate Sewage Disposal, LLC (Revolver)	1,011	n/a
Beckway Acquisition, Inc. (Delayed Draw)	5,714	n/a
Beckway Acquisition, Inc. (Revolver)	1,429	n/a
Bench Walk Lead, LLC (Delayed Draw)	4,400	n/a
Bloomerang, LLC (Delayed Draw)	3,200	4,800
Bloomerang, LLC (Revolver)	1,600	2,960
BLP Buyer, Inc. (Revolver)	3,337	5,422
Bluesight, Inc. (Revolver)	5,217	5,217
Bonterra LLC (Revolver)	n/a	653
BTR Opco LLC (Delayed Draw)	383	383
BTRS Holdings Inc. (Revolver)	n/a	667
BTRS Holdings Inc. (Revolver)	1,611	n/a
Buck Design LLC (Delayed Draw)	7,843	n/a
Buck Design LLC (Revolver)	3,627	n/a
Calabrio, Inc. (Revolver)	551	551
Calienger Holdings, L.L.C. (Revolver)	909	909
Caputo Cheese Interco Corp. (Revolver)	2,375	n/a
Caravel Autism Health, LLC (Delayed Draw)	6,639	n/a
Caravel Autism Health, LLC (Delayed Draw)	n/a	7,714
Caravel Autism Health, LLC (Revolver)	9,000	5,400
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Delayed Draw)	514	759
Catalyst Data Holdings, Inc. (Delayed Draw)	9,667	9,900
Catalyst Data Holdings, Inc. (Revolver)	3,300	3,300
Catalyst Data Holdings, Inc. (Equity Commitment)	835	835
Cdata Software, Inc. (Delayed Draw)	3,616	3,616
Cdata Software, Inc. (Delayed Draw)	4,255	4,255
Cdata Software, Inc. (Revolver)	5,106	5,106

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Chess.com, LLC (Revolver)	$1,413	$1,413
ClearCapital Holdings, LLC (Delayed Draw)	3,431	n/a
ClearCapital Holdings, LLC (Revolver)	1,620	n/a
ClearlyRated Capital, LLC (Delayed Draw)	1,077	n/a
Cloud for Good, LLC (Delayed Draw)	12,500	n/a
Cloud for Good, LLC (Revolver)	4,000	n/a
Clydesdale Holdings, LLC (Delayed Draw)	n/a	6,000
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	1,333	444
Cosmos Bidco, Inc. (Delayed Draw)	7,886	10,286
Cosmos Bidco, Inc. (Delayed Draw)	5,379	n/a
Cosmos Bidco, Inc. (Revolver)	5,625	5,625
Cpex Purchaser, LLC (Delayed Draw)	n/a	1,906
Cpex Purchaser, LLC (Delayed Draw)	2,952	n/a
Cpex Purchaser, LLC (Revolver)	5,226	10,452
DataOnline Corp. (Revolver)	1,110	3,146
Demakes Borrower, LLC (Delayed Draw)	n/a	1,372
Destination Media, Inc. (Revolver)	n/a	536
Dorado Acquisition, Inc. (Revolver)	1,670	1,670
Douglas Holdings, Inc. (Delayed Draw)	1,540	2,595
Douglas Holdings, Inc. (Delayed Draw)	n/a	5,957
Douglas Holdings, Inc. (Delayed Draw)	4,766	5,416
Douglas Holdings, Inc. (Revolver)	2,166	2,166
Drawbridge Partners, LLC (Delayed Draw)	396	396
Drawbridge Partners, LLC (Revolver)	2,609	2,609
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	809	n/a
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	569
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
Ecotrak, LLC (fka Respida Software Equity CI LP) (Delayed Draw)	268	n/a
Ecotrak, LLC (fka Respida Software Equity CI LP) (Revolver)	1,132	n/a
E-Discovery Acquireco, LLC (Revolver)	1,273	2,727
Edustaff, LLC (Revolver)	2,364	2,364
Einstein Parent, INC. (Revolver)	3,738	n/a
Engineered Metal Solutions, Inc. (Revolver)	1,489	n/a
Epika Fleet Services, Inc. (Delayed Draw)	n/a	4,413
Epika Fleet Services, Inc. (Delayed Draw)	n/a	2,158
Epika Fleet Services, Inc. (Delayed Draw)	9,899	n/a
Epika Fleet Services, Inc. (Revolver)	9,936	n/a
Epika Fleet Services, Inc. (Revolver)	n/a	3,040
EverService Midco, LLC (Revolver)	8,919	8,919
EverView AcquisitionCo, Inc. (Delayed Draw)	6,385	n/a
EverView AcquisitionCo, Inc. (Revolver)	4,788	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Excelligence Learning Corporation (Revolver)	$2,911	$3,219
Expedited Travel, LLC (Revolver)	250	1,500
Express Wash Acquisition Company, LLC (Revolver)	1,103	n/a
Express Wash Acquisition Company, LLC (Revolver)	n/a	241
FH BMX Buyer, Inc. (Delayed Draw)	747	4,800
FH BMX Buyer, Inc. (Delayed Draw)	7,179	n/a
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
Forest Buyer, LLC (Revolver)	n/a	2,719
Freedom U.S. Acquisition Corporation (Revolver)	5,100	5,100
Fueled Digital Media, LLC (Revolver)	81	81
Gas Media Holdings, LLC (Delayed Draw)	12,214	n/a
Gas Media Holdings, LLC (Revolver)	4,772	n/a
GC Champion Acquisition LLC (Delayed Draw)	3,430	3,430
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	3,291	13,245
Guardian Restoration Partners Buyer, LLC (Revolver)	1,720	3,000
Harlem Acquisition, LLC (Delayed Draw)	7,131	9,143
Harlem Acquisition, LLC (Revolver)	6,095	5,608
Hart Halsey, LLC (Delayed Draw)	5,100	n/a
Hart Halsey, LLC (Delayed Draw)	7,500	n/a
Hart Halsey, LLC (Revolver)	750	n/a
Helping Hands Childrens Services Management, LLC (Delayed Draw)	4,600	4,600
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	2,300
HS4 Acquisitionco, Inc. (Revolver)	n/a	106
Hostaway Midco Oy (Delayed Draw)	5,000	n/a
Hostaway Midco Oy (Revolver)	4,167	n/a
Huckabee Acquisition, LLC (Delayed Draw)	6,522	6,522
Huckabee Acquisition, LLC (Revolver)	3,913	3,913
IDIG Parent, LLC (Common Stock)	n/a	34
IF & P Holdings Company, LLC (Delayed Draw)	959	959
IF & P Holdings Company, LLC (Revolver)	1,677	2,471
IMMEC Buyer (Delayed Draw)	4,248	n/a
IMMEC Buyer (Revolver)	1,912	n/a
Independence Buyer, Inc. (Revolver)	703	2,371
Innovative Artists Entertainment, LLC (Revolver)	2,225	n/a
Innovative Artists Entertainment, LLC (Equity Commitment)	1,091	n/a
InsideRE, LLC (Delayed Draw)	385	n/a
InsideRE, LLC (Revolver)	740	965
Interstate BidCo, LLC (Delayed Draw)	12,397	12,397
Interstate BidCo, LLC (Revolver)	3,125	3,125
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	6,114	6,114
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	2,147	3,261
Izzio Artisan Bakery, LLC (Delayed Draw)	24,857	n/a
Izzio Artisan Bakery, LLC (Delayed Draw)	n/a	10,357
J2 BWA Funding III, LLC (Delayed Draw)	3,891	4,834
J2 BWA Funding III, LLC (Equity Commitment)	$565	$697

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
J2 BWA Funding LLC (Revolver)	37	1,099
JDX Studio, LLC (Delayed Draw)	799	799
JDX Studio, LLC (Revolver)	2,398	2,078
Jesse Studio Mezz, LLC (Delayed Draw)	5,136	7,833
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	7,111
Jobnimbus Holdings, LLC (Revolver)	5,333	5,333
Jumpstart Holdco, Inc. (Revolver)	153	n/a
K2 Services Venture LLC (Revolver)	3,510	n/a
Keel Platform, LLC (Delayed Draw)	n/a	1,647
Kingsley Gate Partners, LLC (Revolver)	n/a	240
KL Moon Acquisition, LLC (Revolver)	434	705
Learn-It Systems, LLC (Delayed Draw)	13,664	n/a
Learn-It Systems, LLC (Delayed Draw)	2,733	n/a
Learn-It Systems, LLC (Revolver)	6,832	n/a
KT Naples UB LLC (Delayed Draw)	n/a	4,652
Lifted Trucks Holdings, LLC (Revolver)	1,984	2,063
Light Wave Dental Management, LLC (Revolver)	1,711	4,753
Long Grove Pharmaceuticals, LLC (Delayed Draw)	14,000	n/a
LVF Holdings, Inc. (Revolver)	n/a	329
Madison Logic Holdings, Inc. (Revolver)	635	635
Maltese Diplomat Owner 100 LLC (Delayed Draw)	2,309	n/a
Mammoth Holdings, LLC (Revolver)	1,786	2,727
MB Purchaser, LLC (Delayed Draw)	800	6,250
MB Purchaser, LLC (Revolver)	2,500	2,500
MC Voyager SPV II LLC (Equity Commitment)	25,652	n/a
MEI Buyer LLC (Delayed Draw)	6,710	n/a
MEI Buyer LLC (Revolver)	5,253	4,775
Milrose Consultants, LLC (Revolver)	1,154	1,846
Mindbody, Inc. (Revolver)	2,305	n/a
Mindbody, Inc. (Revolver)	n/a	190
Mission Critical Group, LLC (Delayed Draw)	2,906	n/a
Mission Critical Group, LLC (Revolver)	1,211	n/a
Mooring Primary, LLC (Delayed Draw)	6,333	n/a
Mooring Primary, LLC (Revolver)	6,333	n/a
Narrative Strategies Acquisition, LLC (Delayed Draw)	3,634	n/a
Narrative Strategies Acquisition, LLC (Revolver)	1,211	n/a
Nastel Technologies, LLC (Revolver)	368	368
Nasuni Corporation (Revolver)	$3,125	$3,125

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
NationsBenefits, LLC (Delayed Draw)	n/a	1,987
NationsBenefits, LLC (Delayed Draw)	16,546	n/a
NationsBenefits, LLC (Revolver)	4,331	n/a
NationsBenefits, LLC (Revolver)	n/a	6,806
NBPT Acquisition LLC (Delayed Draw)	8,074	n/a
NBPT Acquisition LLC (Revolver)	2,360	n/a
NBPT Acquisition LLC (Equity Commitment)	884	n/a
Nellson Nutraceutical, LLC (Delayed Draw)	1,953	n/a
Nellson Nutraceutical, LLC (Revolver)	4,375	n/a
NFM & J, L.P. (Delayed Draw)	6,585	6,585
NFM & J, L.P. (Revolver)	4,438	5,273
Northeast Contracting Company, LLC (Revolver)	909	1,591
NQ PE Project Colosseum Midco Inc. (Revolver)	1,825	1,825
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	n/a	133
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	3,009	3,009
OPOC Acquisition, LLC (Revolver)	1,204	1,083
Optomi, LLC (Revolver)	1,701	2,339
Oranje Holdco, Inc. (Revolver)	n/a	1,750
OWL Acquisition, LLC (Delayed Draw)	1,283	n/a
OWL Acquisition, LLC (Revolver)	3,403	n/a
PAI Middle Tier, LLC (Revolver)	3,765	n/a
Parkhub, Inc. (Delayed Draw)	743	1,762
Parkhub, Inc. (Delayed Draw)	1,475	3,317
Parkhub, Inc. (Delayed Draw)	9,898	13,938
Parkhub, Inc. (Revolver)	4,713	6,733
PC Pest Buyer, LLC (Delayed Draw)	15,962	28,854
PC Pest Buyer, LLC (Revolver)	8,400	8,400
PNE Interco LLC (Delayed Draw)	884	884
PNE Interco LLC (Revolver)	5,112	5,112
PrecisionX Group, LLC (Delayed Draw)	n/a	600
PrecisionX Group, LLC (Revolver)	2,402	2,401
Premier Roofing L.L.C. (Revolver)	144	144
PRGX Global, Inc. (Revolver)	1,361	n/a
PRGX Global, Inc (Revolver)	n/a	3,024
Project Accelerate Parent, LLC (Revolver)	3,125	3,125
Prototek LLC (Revolver)	921	921
QF Holdings, Inc. (Revolver)	1,092	619
Quest Resource Management Group, LLC (Delayed Draw)	6,944	6,944
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	n/a	7,143
Rampart Exterior Services Buyer, Inc. (Revolver)	$2,679	$2,679

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Randys Holdings, Inc. (Delayed Draw)	1,645	3,994
Randys Holdings, Inc. (Revolver)	876	1,501
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
Recorded Future, Inc. (Class A units)	n/a	8
Recycled Plastics Industries, LLC (Revolver)	446	446
Relevant Industrial, LLC (Delayed Draw)	7,190	n/a
Relevant Industrial, LLC (Delayed Draw)	3,804	n/a
Relevant Industrial, LLC (Revolver)	2,587	n/a
Relevate Health Group, LLC (Revolver)	789	368
Resin Solutions LLC (Delayed Draw)	2,241	n/a
Resin Solutions LLC (Revolver)	1,222	n/a
Rita's Franchise Company, LLC (Revolver)	1,799	1,799
Ro Health, LLC (Revolver)	747	n/a
RS Acquisition, LLC (Revolver)	379	379
Russell Investments US Institutional Holdco, Inc. (Revolver)	n/a	1,240
Russell Investments US Institutional Holdco, Inc. (Revolver)	11,554	n/a
Russell Investments US Institutional Holdco, Inc. (Revolver)	2,568	n/a
SCP Baked Goods Holdings, LLC (Delayed Draw)	3,750	n/a
SCP Baked Goods Holdings, LLC (Revolver)	1,250	n/a
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	3,947
SCP Eye Care Holdco, LLC (Delayed Draw)	8,782	20,318
SCP Eye Care Holdco, LLC (Revolver)	1,442	1,442
SDG Mgmt Company, LLC (Delayed Draw)	5,845	9,906
SDG Mgmt Company, LLC (Delayed Draw)	n/a	11,887
SDG Mgmt Company, LLC (Delayed Draw)	7,925	7,925
SDG Mgmt Company, LLC (Delayed Draw)	n/a	5,741
SDG Mgmt Company, LLC (Revolver)	1,486	1,981
Second Avenue SFR Holdings II LLC (Revolver)	n/a	2,316
Securly, Inc. (Revolver)	n/a	646
Seran BioScience, LLC (Delayed Draw)	3,556	n/a
Seran BioScience, LLC (Revolver)	356	356
SFR Holdco 2, LLC (Delayed Draw)	1,427	2,852
SFR Holdco 2, LLC (Equity Commitment)	951	1,901
SheerTrans Solutions, LLC (Revolver)	659	513
SHOOK Research, LLC (Revolver)	2,875	n/a
Signiant Inc. (Delayed Draw)	3,000	3,000
Signiant Inc. (Revolver)	1,875	1,875
SingleStore, Inc. (Equity Commitment)	9,359	n/a
SIP Care Services, LLC (Revolver)	699	n/a
Sparq Holdings, Inc. (Delayed Draw)	n/a	578
Sparq Holdings, Inc. (Revolver)	177	368
Spherix Global Inc. (Revolver)	500	500
Sports Operating Holdings II, LLC (Delayed Draw)	n/a	1,785
Sports Operating Holdings II, LLC (Revolver)	1,385	865
StarCompliance MidCo, LLC (Revolver)	$2,371	$1,313

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Streamland Media MidCo LLC (Delayed Draw)	35	n/a
Summit Professional Education, LLC (Delayed Draw)	7,357	n/a
Steel City Wash, LLC (Delayed Draw)	3,158	n/a
Steel City Wash, LLC (Revolver)	1,495	n/a
Streamland Media MidCo LLC (Revolver)	n/a	n/a
Summit Professional Education, LLC (Revolver)	1,471	326
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	1,469	9,639
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	10,166	10,166
Sunstates Security, LLC (Delayed Draw)	6,667	13,333
Talent Systems, LLC (fka Moonraker Acquisitionco LLC) (Revolver)	887	653
Tavoron Buyer Corp. (Delayed Draw)	6,958	n/a
Tavoron Buyer Corp. (Revolver)	192	n/a
Tavoron Buyer Corp. (Revolver)	1,338	n/a
Tax Protection BuyCo, LLC (Delayed Draw)	4,706	n/a
Tax Protection BuyCo, LLC (Revolver)	5,882	n/a
The Black Tux, LLC (Delayed Draw)	1,104	1,944
The Black Tux, LLC (Revolver)	1,944	1,944
The Gersh Agency, LLC (Delayed Draw)	12,270	12,270
The Gersh Agency, LLC (Revolver)	1,173	2,589
The Gersh Agency, LLC (Revolver)	1,686	3,762
The Kyjen Company, LLC (Revolver)	315	n/a
The Smilist DSO, LLC (Delayed Draw)	n/a	872
The Smilist DSO, LLC (Delayed Draw)	4,371	11,842
The Smilist DSO, LLC (Revolver)	1,974	1,974
TigerConnect, Inc. (Delayed Draw)	43	23
TigerConnect, Inc. (Delayed Draw)	157	436
TigerConnect, Inc. (Revolver)	1,429	1,429
Tiugo Group Holdings Corp (Delayed Draw)	13,178	n/a
Tiugo Group Holdings Corp (Revolver)	6,589	n/a
Together Women's Health, LLC (Delayed Draw)	7,244	n/a
Together Women's Health, LLC (Revolver)	1,552	n/a
Touchmath Acquisition LLC (Revolver)	1,429	1,429
Triad Financial Services, Inc. (Equity Commitment)	34,953	37,053
Trilon Group, LLC (Delayed Draw)	n/a	9,450
Trilon Group, LLC (Delayed Draw)	7,313	n/a
Trilon Group, LLC (Revolver)	4,874	4,265
Truck-Lite Co., LLC (Delayed Draw)	n/a	1,067
Truck-Lite Co., LLC (Revolver)	n/a	1,067
Ultra Clean Holdco LLC (Delayed Draw)	3,750	4,500
Ultra Clean Holdco LLC (Revolver)	3,000	3,000
Unanet, Inc. (Delayed Draw)	1,350	1,350
Unanet, Inc. (Delayed Draw)	2,455	3,555
Unanet, Inc. (Revolver)	$4,316	$4,316

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
USLIVE OPCO, INC. (Revolver)	1,474	n/a
Valkyrie Buyer, LLC (Delayed Draw)	n/a	2,864
Valkyrie Buyer, LLC (Delayed Draw)	n/a	3,088
Valkyrie Buyer, LLC (Delayed Draw)	5,348	6,667
Valkyrie Buyer, LLC (Delayed Draw)	3,333	3,333
Valkyrie Buyer, LLC (Delayed Draw)	226	2,316
Valkyrie Buyer, LLC (Revolver)	1,825	3,509
Vanterra Holdings, LLC (Delayed Draw)	21,000	n/a
Vanterra Holdings, LLC (Delayed Draw)	21,000	n/a
Vanterra Holdings, LLC (Revolver)	6,300	n/a
Varicent Intermediate Holdings Corporation (Delayed Draw)	4,623	6,085
Varicent Intermediate Holdings Corporation (Revolver)	4,443	4,443
Velociti, LLC (Revolver)	3,789	n/a
Vhagar Purchaser, LLC (Delayed Draw)	n/a	1,722
Vhagar Purchaser, LLC (Delayed Draw)	6,667	n/a
Vhagar Purchaser, LLC (Revolver)	2,667	n/a
Vhagar Purchaser, LLC (Revolver)	n/a	1,111
Volt Bidco, Inc. (Revolver)	956	956
Water Buyer, LLC (Delayed Draw)	6,000	6,000
Water Buyer, LLC (Revolver)	2,800	3,000
WebPT, Inc. (Revolver)	67	246
Whistler Parent Holdings III, Inc. (Delayed Draw)	n/a	1,973
Whistler Parent Holdings III, Inc. (Revolver)	860	438
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	977	977
Xpress Wellness, LLC (Delayed Draw)	8,550	12,050
Xpress Wellness, LLC (Revolver)	4,677	2,769
YBR OZ ECE, LLC (Delayed Draw)	2,050	n/a
YBR OZ ECE, LLC (Revolver)	375	n/a
ZI Intermediate II, Inc. (Revolver)	4,771	4,771
Zodega Landscaping, LLC (Revolver)	992	992
Zodega Landscaping, LLC (Preferred interests)	1,197	1,197
Total Unfunded Portfolio Company Commitments	$1,272,687	$896,624
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
Note 12. Financial Highlights
The following are financial highlights for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Per share data:
Net asset value at beginning of period	$10.37	$10.24
Net investment income (1)	0.74	0.91
Net gain (loss) (1)	(0.33)	0.08
Net increase (decrease) in net assets resulting from operations (1)	0.41	0.99
Stockholder distributions declared (2)	(0.79)	(0.85)
Other (3)	0.04	0.01
Net asset value at end of period	$10.03	$10.39
Total return based on average net asset value (4)	4.32%	10.06%
Ratio/Supplemental data:
Net assets at end of period	$2,705,132	$1,879,965
Shares outstanding at end of period	269,714,368	180,987,700
Portfolio turnover (5)	14.44%	12.92%
Ratio of total investment income to average net assets (6)	21.13%	24.39%
Ratio of expenses to average net assets (6)	11.35%	12.38%
Ratio of net investment income to average net assets (6)	9.78%	12.01%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2025 and 2024, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
Note 14. Subsequent Events
The Company has evaluated subsequent events through November 7, 2025, the date on which the consolidated financial statements were issued.
Change in Transfer Agent: On November 4, 2025, the Company and Ultimus entered into a transfer agent agreement (the “Transfer Agent Agreement”), pursuant to which Ultimus was appointed to provide transfer agent services on behalf of the Company and serve as plan administrator under the Company's dividend reinvestment plan. Either party can terminate the Transfer Agent Agreement at the end of the Initial Term (as defined in the Transfer Agent Agreement) or a Renewal Term (as defined in the Transfer Agent Agreement) by providing written notice of termination to the other party at least 90 days prior to the end of the Initial Term or then-current Renewal Term.
Second Amended and Restated DRIP: On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the most recent NAV per share as of the most recent effective date on which shares are issued to the Company's investors in a closing of a private offering immediately preceding the payment date of such distribution. Additionally, the Second Amended and Restated DRIP appointed Ultimus Fund Solutions, LLC ("Ultimus”) as the Plan Administrator (as defined in the Second Amended and Restated DRIP). The Second Amended and Restated DRIP became effective on November 4, 2025.
Stock Issuances: On October 1, 2025, the Company sold 7,273,996 shares for an aggregate consideration of $72,958. The Company received proceeds of $73,444 effective November 3, 2025 relating to the issuance of shares.
Distributions: On October 28, 2025, the Company made a distribution of $22,117, $9,895 of which was reinvested pursuant to the DRIP at a NAV per share of $10.25.

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
•the consummation of the transaction contemplated by the Asset Purchase Agreement with MRCC (as defined below);
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of a prolonged U.S. government shutdown as well as the legislative, regulatory, trade (including tariffs) and other policies associated with the current U.S. administration;
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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of September 30, 2025, our portfolio included approximately 86.7% senior secured loans, 1.5% unitranche secured loans, 4.9% junior secured loans and 6.9% equity investments, compared to December 31, 2024, when our portfolio included approximately 87.1% senior secured loans, 3.7% unitranche secured loans, 4.4% junior secured loans and 4.8% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
Asset Purchase Agreement: On August 7, 2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC), and MC Advisors, our and MRCC's investment adviser. Pursuant to the Purchase Agreement on the Closing Date (as defined in the Purchase Agreement) we agreed to acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Purchase”).
Following the Closing Date, which is currently anticipated to occur during the first quarter of 2026, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions (the "Merger").
The Purchase Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. Consummation of the Asset Purchase, which is currently subject to certain closing conditions, including (1) requisite approvals of MRCC stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Purchase, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the merger agreement between MRCC and HRZN (other than the condition precedent with respect to the Asset Purchase).
Both the Asset Purchase and Merger are structured to comply with the safe harbor provision of Rule 17a-8 of the Investment Company Act of 1940, as amended. Both our and MRCC's boards of directors, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Purchase Agreement and the transactions contemplated therein.

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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) during the nine months ended September 30, 2025 and 2024:

Date	NAV Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	$10.33	10,639,149	109,903
September 2, 2025	$10.19	22,257,960	226,808
Total		69,237,928	$713,565

Date	NAV Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	$10.34	11,786,647	121,874
August 16, 2024	$10.34	15,732,189	162,671
Total		53,382,846	$549,392
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
We have adopted a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends and other distributions on behalf of our stockholders that elect to participate in such plan. When we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP were issued at a price per share equal to the net asset value ("NAV") per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. See Recent Developments for additional information on our distributions and Second Amended and Restated DRIP, as defined below.
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program (in thousands except shares and per share data) during the nine months ended September 30, 2025 and 2024:

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2025:
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	$10.33	1,391,450	14,373
September 19, 2025	$10.19	3,773,412	38,451
Total		5,939,830	$60,861

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	$10.34	1,142,195	11,810
September 27, 2024	$10.34	1,752,160	18,118
Total		4,890,609	$50,370
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
Portfolio and Investment Activity
During the three months ended September 30, 2025, we invested $326.0 million in 24 new portfolio companies, $231.1 million in 80 existing portfolio companies and had $202.1 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $355.0 million for the period.
During the nine months ended September 30, 2025, we invested $1,256.8 million in 69 new portfolio companies, $859.2 million in 136 existing portfolio companies and had $686.7 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $1,429.3 million for the period.
During the three months ended September 30, 2024, we invested $291.3 million in 13 new portfolio companies, $147.0 million in 72 existing portfolio companies and had $180.2 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $258.1 million for the period.
During the nine months ended September 30, 2024, we invested $1,017.6 million in 46 new portfolio companies, $483.4 million in 111 existing portfolio companies and had $400.4 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $1,100.6 million for the period.

The following table shows portfolio yield by investment type as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.8%	9.8%	10.4%	10.4%
Unitranche secured loans	10.6	11.4	11.4	11.9
Junior secured loans	10.7	10.7	11.0	11.0
Equity investments	8.9	8.9	9.1	9.1
Total	9.8%	9.8%	10.4%	10.5%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$4,682,717	86.7%	$3,491,117	87.1%
Unitranche secured loans	80,136	1.5	148,531	3.7
Junior secured loans	265,294	4.9	177,677	4.4
Equity investments	370,176	6.9	191,648	4.8
Total	$5,398,323	100.0%	$4,008,973	100.0%
Our portfolio composition at September 30, 2025 remained relatively consistent with our portfolio at December 31, 2024, with changes resulting primarily from investments in new and existing portfolio companies, offset by sales and principal repayments. As of September 30, 2025, our yields decreased compared to December 31, 2024, primarily due to lower spreads on new investments and declining base rates.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$32,875	0.6%	$23,854	0.6%
Automotive	82,995	1.5	66,253	1.7
Banking	41,048	0.8	43,672	1.1
Beverage, Food & Tobacco	106,786	2.0	27,414	0.7
Capital Equipment	240,931	4.5	187,727	4.7
Chemicals, Plastics & Rubber	10,890	0.2	—	—
Construction & Building	256,369	4.7	222,008	5.5
Consumer Goods: Durable	68,673	1.3	71,293	1.8
Consumer Goods: Non-Durable	68,954	1.3	48,784	1.2
Containers, Packaging & Glass	56,876	1.1	40,136	1.0
Energy: Oil & Gas	116	0.0 *	118	0.0 *
Environmental Industries	101,047	1.9	68,253	1.7
FIRE: Finance	389,215	7.2	233,307	5.8
FIRE: Real Estate	171,130	3.2	81,966	2.1
Healthcare & Pharmaceuticals	744,893	13.8	594,527	14.8
High Tech Industries	725,086	13.4	497,616	12.4
Hotels, Gaming & Leisure	142	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	313,807	5.8	197,904	4.9
Media: Broadcasting & Subscription	584	0.0 *	867	0.0 *
Media: Diversified & Production	136,354	2.5	111,259	2.8
Retail	14,676	0.3	14,566	0.4
Services: Business	1,085,357	20.1	901,082	22.5
Services: Consumer	351,525	6.5	240,488	6.0
Telecommunications	128,805	2.4	101,469	2.5
Transportation: Cargo	212,480	3.9	172,550	4.3
Utilities: Electric	22,229	0.4	13,764	0.3
Wholesale	34,480	0.6	47,973	1.2
Total	$5,398,323	100.0%	$4,008,973	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,037,473	93.3
3	280,640	5.2
4	79,626	1.5
5	584	0.0 *
Total	$5,398,323	100.0%
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
________________________________________________________
*Represents an amount less than 0.1%.
As of September 30, 2025, there were 14 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $73.8 million at fair value, or 1.4% of our total investments at fair value at September 30, 2025. As of December 31, 2024, there were 11 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $28.7 million at fair value, or 0.7% of our total investments at fair value at December 31, 2024.

Results of Operations
Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,
	2025	2024
Total investment income	$138,698	$113,319
Total operating expenses	78,463	60,522
Net investment income before income taxes	60,235	52,797
Income taxes, including excise taxes	63	199
Net investment income	60,172	52,598
Net realized gain (loss) on investments	(2,606)	495
Net realized gain (loss) on foreign currency forward contracts	(71)	(25)
Net realized gain (loss) on foreign currency and other transactions	7	(220)
Net realized gain (loss)	(2,670)	250
Net change in unrealized gain (loss) on investments	(50,692)	10,002
Net change in unrealized gain (loss) on foreign currency forward contracts	138	(1,786)
Net unrealized gain (loss) on foreign currency and other transactions	1,131	(2,881)
Net change in unrealized gain (loss)	(49,423)	5,335
Net increase (decrease) in net assets resulting from operations	$8,079	$58,183

	Nine months ended September 30,
	2025	2024
Total investment income	$385,415	$295,115
Total operating expenses	212,450	154,643
Net investment income before income taxes	172,965	140,472
Income taxes, including excise taxes	474	673
Net investment income	172,491	139,799
Net realized gain (loss) on investments	(4,246)	719
Net realized gain (loss) on foreign currency forward contracts	(1,201)	(23)
Net realized gain (loss) on foreign currency and other transactions	1,236	(126)
Net realized gain (loss)	(4,211)	570
Net change in unrealized gain (loss) on investments	(61,252)	15,224
Net change in unrealized gain (loss) on foreign currency forward contracts	(2,695)	(105)
Net unrealized gain (loss) on foreign currency and other transactions	(8,895)	(2,588)
Net change in unrealized gain (loss)	(72,842)	12,531
Net increase (decrease) in net assets resulting from operations	$95,438	$152,900

Investment Income
The composition of our investment income for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,
	2025	2024
Interest income	$126,062	$101,733
PIK interest income	6,234	4,001
Dividend income (1)	2,200	498
Other income	518	3,405
Prepayment gain (loss)	983	1,448
Accretion of discounts and amortization of premiums	2,701	2,234
Total investment income	$138,698	$113,319

	Nine months ended September 30,
	2025	2024
Interest income	$350,188	$266,721
PIK interest income	15,055	10,003
Dividend income (2)	4,090	1,061
Other income	1,348	6,065
Prepayment gain (loss)	4,262	3,942
Accretion of discounts and amortization of premiums	10,472	7,323
Total investment income	$385,415	$295,115
_________________________________________
(1)During the three months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $599 and $431, respectively.
(2)During the nine months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $1,495 and $975, respectively.
Total investment income increased by $25.4 million and $90.3 million during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, primarily due to an increase in interest income due to the increase in average invested assets, partially offset by lower effective rates driven by the declines in base rates.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,
	2025	2024
Interest and other debt financing expenses	$48,734	$37,754
Base management fees	17,264	11,542
Incentive fees (1)	8,596	8,312
Professional fees	1,243	749
Administrative service fees	1,189	790
General and administrative expenses	1,400	1,337
Directors’ fees	37	38
Total operating expenses	$78,463	$60,522

	Nine months ended September 30,
	2025	2024
Interest and other debt financing expenses	$132,599	$95,346
Base management fees	47,208	30,169
Incentive fees (2)	23,175	21,843
Professional fees	2,666	1,803
Administrative service fees	3,247	2,039
General and administrative expenses	3,443	3,330
Directors’ fees	112	113
Total operating expenses	$212,450	$154,643
_________________________________________
(1)Incentive fees for the three months ended September 30, 2025 and 2024 were $8,596 and $8,312, comprised of part one incentive fees of $8,596 and $7,614, and part two capital gains incentive fees of zero and $698, respectively.
(2)Incentive fees for the nine months ended September 30, 2025 and 2024 were $23,175 and $21,843, respectively. These amounts consisted of part one incentive fees of $24,458 and $20,205, and part two capital gains incentive fees, which included a reversal of previously accrued fees of $1,283 in 2025 and accrued fees of $1,638 in 2024. See Note 6 to our consolidated financial statements and “Capital Gains Incentive Fee” for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,
	2025	2024
Interest expense - Revolving Credit Facility	$6,107	$4,898
Interest expense - SPV Credit Facility	4,295	7,534
Interest expense - SPV II Credit Facility	5,886	4,473
Interest expense - SPV III Credit Facility	3,137	1,322
Interest expense - SPV IV Credit Facility	5,346	2,478
Interest expense - SPV V Credit Facility	3,828	—
Interest expense - 2022 ABS	2,541	3,221
Interest expense - 2023 ABS	3,952	4,312
Interest expense - 2028 Notes	4,710	4,710
Interest expense - 2029 Notes	3,810	2,298
Interest expense - July 2028 Notes	586	—
Interest expense - July 2030 Notes	2,380	—
Amortization of debt issuance costs	2,156	2,508
Total interest and other debt financing expenses	$48,734	$37,754
Average debt outstanding	$2,703,365	$1,852,615
Average stated interest rate	6.8%	7.6%

	Nine months ended September 30,
	2025	2024
Interest expense - Revolving Credit Facility	$23,111	$16,029
Interest expense - SPV Credit Facility	12,442	18,210
Interest expense - SPV II Credit Facility	11,912	10,605
Interest expense - SPV III Credit Facility	7,474	2,310
Interest expense - SPV IV Credit Facility	15,283	2,478
Interest expense - SPV V Credit Facility	6,533	—
Interest expense - 2022 ABS	8,250	9,663
Interest expense - 2023 ABS	11,770	12,890
Interest expense - 2028 Notes	14,130	14,130
Interest expense - 2029 Notes	11,430	2,298
Interest expense - July 2028 Notes	586	—
Interest expense - July 2030 Notes	2,380	—
Amortization of debt issuance costs	7,298	6,733
Total interest and other debt financing expenses	$132,599	$95,346
Average debt outstanding	$2,428,495	$1,542,805
Average stated interest rate	6.9%	7.7%
Total operating expenses increased by $17.9 million and $57.8 million during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to an increase in interest and other debt financing expenses from higher average borrowings outstanding to support portfolio growth, partially offset by lower cost of debt driven by a reduced interest rate environment. Additionally, increases in base management fees from higher invested assets contributed to the increase in operating expenses.

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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2025, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.4 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2024, we recorded a net expense on the consolidated statements of operations of $0.2 million and $0.6 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025, we recorded a net tax expense of zero and $28 thousand, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2024, we recorded a net tax expense of zero and $0.1 million, respectively, on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended September 30, 2025 and 2024, sales or dispositions of investments resulted in $(2.6) million and $0.5 million of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2025 and 2024, sales or dispositions of investments resulted in $(4.2) million and $0.7 million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2025 and 2024, we had $(0.1) million and $(25) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2025 and 2024, we had $(1.2) million and $(23) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2025 and 2024, we had $7 thousand and $(0.2) million of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2025 and 2024, we had $1.2 million and $(0.1) million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended September 30, 2025 and 2024, our investments had $(50.7) million and $10.0 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2025 and 2024, our investments had $(61.3) million and $15.2 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three and nine months ended September 30, 2025, the net change in unrealized loss on investments was primarily driven by mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of September 30, 2025. These declines in fair value were partially offset by net unrealized gains attributable to broad market movements and improvements in fundamental performance at our portfolio companies.

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
For the three months ended September 30, 2025 and 2024, our foreign currency forward contracts had $0.1 million and $(1.8) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2025 and 2024, our foreign currency forward contracts had $(2.7) million and $(0.1) million of net change in unrealized gain (loss), respectively.
For the three months ended September 30, 2025 and 2024, our foreign currency and other transactions had $1.1 million and $(2.9) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2025 and 2024, our foreign currency and other transactions had $(8.9) million and $(2.6) million of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $8.1 million and $58.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $0.03 and $0.34, respectively.
For the nine months ended September 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $95.4 million and $152.9 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $0.41 and $0.99, respectively.
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

As of September 30, 2025, we had $41.5 million in cash and cash equivalents and $86.1 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of our earnings. As of September 30, 2025, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding consisted of the following:

	Restricted cash and cash equivalents	Debt outstanding
Revolving Credit Facility	n/a	$365,194
MC Income Plus Financing SPV LLC ("SPV")	$17,293	89,900
MC Income Plus Financing SPV II LLC ("SPV II")	11,552	527,400
MC Income Plus Financing SPV III LLC ("SPV III")	8,594	187,000
MC Income Plus Financing SPV IV LLC ("SPV IV")	14,653	319,000
MC Income Plus Financing SPV V LLC ("SPV V")	8,588	231,600
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	13,047	239,339
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	12,410	209,100
2028 Notes	n/a	200,000
2029 Notes	n/a	204,000
July 2028 Notes	n/a	42,000
July 2030 Notes	n/a	161,000
Total	$86,137	$2,775,533
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on aggregate borrowings outstanding was 197% and 196%, respectively.
Cash Flows
For the nine months ended September 30, 2025, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(126.4) million. For the nine months ended September 30, 2025, operating activities used $1.3 billion, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the nine months ended September 30, 2025, financing activities provided $1.2 billion, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
For the nine months ended September 30, 2024, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $32.8 million. For the nine months ended September 30, 2024, operating activities used $1.0 billion, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the nine months ended September 30, 2024, financing activities provided $1.0 billion, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of September 30, 2025 and December 31, 2024, we had 269,714,368 and 198,704,495 shares outstanding, respectively.
Distributions
Historically, distributions have been declared by the Board each calendar quarter. Beginning in October 2025, we expect that the Board will declare monthly distributions. Stockholder distributions, if any, will be determined by the Board and are generally based upon our earnings estimated by management. Any distribution to stockholders is declared out of assets legally available for distribution. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2025 totaled $66.4 million ($0.26 per share) and $182.3 million ($0.79 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2024 totaled $49.3 million (0.29 per share) and $128.9 million ($0.85 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2025 and 2024, no portion of these distributions would have been characterized as a return of capital to stockholders.
We have adopted a dividend reinvestment plan (the "DRIP") that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Shares issued under the DRIP were issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared. On August 23, 2024, the Board approved the Amended and Restated Dividend Reinvestment Plan (the "Amended and Restated DRIP") solely to appoint a new transfer agent as the Plan Administrator (as defined in the Amended and Restated DRIP). The Amended and Restated DRIP became effective on November 1, 2024. See Recent Developments for additional information on our distributions and the Second Amended and Restated DRIP, as defined below.

Borrowings
Our outstanding debt as of September 30, 2025 was as follows (in thousands):

	September 30, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding	Carrying Value (2)	Unamortized Debt Issuance Costs
Revolving Credit Facility (3)	$785,000	$365,194	$359,510	$5,684
SPV Credit Facility	450,000	89,900	87,210	2,690
SPV II Credit Facility	690,000	527,400	522,402	4,998
SPV III Credit Facility	200,000	187,000	185,409	1,591
SPV IV Credit Facility	350,000	319,000	316,309	2,691
SPV V Credit Facility	250,000	231,600	229,175	2,425
2022 ABS (4)	239,339	239,339	239,339	—
2023 ABS (5)	209,100	209,100	207,041	2,059
2028 Notes	200,000	200,000	198,529	1,471
2029 Notes	204,000	204,000	202,573	1,427
July 2028 Notes	42,000	42,000	41,544	456
July 2030 Notes	161,000	161,000	159,195	1,805
Total	$3,780,439	$2,775,533	$2,748,236	$27,297
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)Represents the principal amount outstanding, less unamortized debt issuance costs.
(3)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(4)As of September 30, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $28.3 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(5)As of September 30, 2025, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion to $785.0 million of aggregate commitments as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $256.5 million and $396.1 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40.0 million ($26.5 million in U.S. dollars) and AUD 22.0 million ($13.6 million in U.S. dollars), respectively, and Great Britain pounds of £40.0 million ($53.8 million in U.S. dollars) and £38.4 million ($48.1 million in U.S. dollars), respectively, and Euros of €24.3 million ($28.5 million in U.S. dollars) and €22.5 million ($23.3 million in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $1.1 million and $(8.9) million for the three and nine months ended September 30, 2025, respectively, and $(3.0) million and $(2.7) million for the three and nine months ended September 30, 2024, respectively.

Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.25% per annum (or, at any time the Rating Condition is satisfied, 1.15% per annum) plus an “alternate base rate” (as described in the Revolving Credit Agreement) or (ii) 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.25% per annum (or, at any time the Rating Condition is satisfied, 2.15% per annum) plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.50% per annum (or, at any time the Rating Condition is satisfied, 2.35% per annum) plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. The “Rating Condition” shall be satisfied at any time we maintain a public credit rating of at least BBB- from S&P Global Ratings (or equivalent rating from Moody’s Investors Service, Inc. or Fitch, Inc.). As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.2% and 7.0%, respectively.
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

SPV Credit Facilities
SPV Credit Facility
We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. We entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2025 and December 31, 2024, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $765.2 million and $722.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.7% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV II Credit Facility
On December 20, 2022, we entered into a senior secured term credit facility (the "SPV II Credit Facility") with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature, which allowed us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, we entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690.0 million; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of September 30, 2025 and December 31, 2024, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $784.7 million and $307.5 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.3% and 6.9%, respectively.

Under the terms of the SPV II Credit Facility, pursuant to a monthly waterfall and subject to the satisfaction of certain coverage tests and portfolio quality tests, SPV II is permitted to reinvest principal proceeds during the reinvestment period. During the amortization period, pursuant to a monthly waterfall, principal proceeds must be applied to prepay the SPV II Credit Facility. The SPV II Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV II Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees, breach of covenants, voluntary or involuntary bankruptcy proceedings and change of control of the borrower.
Borrowing under the SPV II Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. On March 7, 2025, we amended the SPV III Credit Facility to increase facility amount pursuant to the accordion feature of the SPV III Credit Facility to $200.0 million. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of September 30, 2025 and December 31, 2024, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $382.9 million and $142.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.1% and 7.3%, respectively.
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
The SPV IV Credit Facility allows us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of September 30, 2025 and December 31, 2024, the fair value of investments that were held in the SPV IV as collateral for the SPV IV Credit Facility was $560.9 million and $513.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.2% and 6.5%, respectively.
Borrowings under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
SPV V Credit Facility
On February 21, 2025, we entered into a senior secured revolving credit facility (the “SPV V Credit Facility”) with CONA, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows us, through SPV V, to borrow an aggregate principal amount of up to $250.0 million and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $350.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of September 30, 2025, the fair value of our investments that were held in the SPV V as collateral for the SPV V Credit Facility was $381.6 million, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of September 30, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 6.2%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
Asset Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”), and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both September 30, 2025 and December 31, 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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

As of September 30, 2025 and December 31, 2024, the fair value of our investments held in the 2022 Issuer as collateral was $333.8 million and $396.6 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both September 30, 2025 and December 31, 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both September 30, 2025 and December 31, 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
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
On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 million of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and we continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both September 30, 2025 and December 31, 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of September 30, 2025 and December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.7% and 6.9%, respectively. As of both September 30, 2025 and December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both September 30, 2025 and December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of September 30, 2025 and December 31, 2024, the fair value of investments that were held in the 2023 Issuer as collateral was $250.3 million and $251.8 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to us are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.

Unsecured Notes
We issued unsecured notes, as further described below: 2028 Notes, 2029 Notes, July 2028 Notes, and July 2030 Notes, (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
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
Interest on the 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2025 and December 31, 2024, we had $100.0 million in aggregate principal amount of Series A Notes outstanding and $100.0 million in aggregate principal amount of Series B Notes outstanding.
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
As of both September 30, 2025 and December 31, 2024, the Series A Notes and the Series B Notes were accruing at a weighted average interest rate of 9.4%.

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
Interest on the 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the 2029 Note Purchase Agreement) applicable to 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of 2029 Notes, together with interest on such 2029 Notes accrued to, but excluding, the date of prepayment. The 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2025 and December 31, 2024, we had $156.0 million in aggregate principal amount of Series C Notes outstanding and $48.0 million in aggregate principal amount of Series D Notes outstanding.
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
In addition, in the event that a Below Investment Grade Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the 2029 Note Purchase Agreement) occurs, the 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the 2029 Note from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured
Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the 2029 Notes will bear interest at a fixed rate per annum which is 2.00%above the stated rate of the 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.
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
As of both September 30, 2025 and December 31, 2024, the Series C Notes and the Series D Notes were accruing at a weighted average interest rate of 7.5%.

July 2028 Notes
On July 10, 2025, we entered into a Note Purchase Agreement (the “July 2028 Note Purchase Agreement”) governing the issuance of $42.0 million in aggregate principal amount of Series E unsecured notes (the "July 2028 Notes"), due July 10, 2028, with a fixed interest rate of 6.20% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2028 Notes occurred on July 10, 2025. The July 2028 Notes are guaranteed by our various subsidiaries.
Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2025, the Company had $42.0 million in aggregate principal amount of July 2028 Notes outstanding.
The July 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500.0 million and (B) an amount equal to the sum of (i) $1.1 billion plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the July 2028 Note Purchase Agreement) by us and our subsidiaries during each quarter after October 29, 2024 (other than the proceeds of sales of Equity Interests by and among us and our subsidiaries) and (y) the amount paid or distributed by us to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the July 2028 Note Purchase Agreement) occurs, the July 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the July 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the July 2028 Note Purchase Agreement) occurs, the July 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the July 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the July 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the July 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The July 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.
The July 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of September 30, 2025 the July 2028 Notes were accruing at a weighted average interest rate of 6.20%.

July 2030 Notes
On July 10, 2025, we entered into a Note Purchase Agreement (the “July 2030 Note Purchase Agreement”) governing the issuance of $161.0 million aggregate principal amount of Series F Notes (the "July 2030 Notes"), due July 10, 2030, with a fixed interest rate of 6.57% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2030 Notes occurred on July 10, 2025. The July 2030 Notes are guaranteed by our various subsidiaries.
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2025, the Company had $161.0 million in aggregate principal amount of July 2030 Notes outstanding.
The July 2030 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500.0 million and (B) an amount equal to the sum of (i) $1.1 billion plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the 2030 Note Purchase Agreement) by us and our subsidiaries during each quarter after October 29, 2024 (other than the proceeds of sales of Equity Interests by and among us and our subsidiaries) and (y) the amount paid or distributed by us to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the July 2030 Note Purchase Agreement) occurs, the July 2030 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the July 2030 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the July 2030 Note Purchase Agreement) occurs, the July 2030 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the July 2030 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the July 2030 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the July 2030 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The July 2030 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.
The July 2030 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2030 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of September 30, 2025 the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

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
Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of September 30, 2025 and December 31, 2024, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $1.3 billion and $896.6 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of September 30, 2025. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of September 30, 2025, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Throughout 2025, the overall middle market has experienced spread compression and a modest increase in leverage attachment points; however, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. M&A activity has eased since the fourth quarter of 2024; however, market fundamentals support increased deal activity through the remainder of 2025 and into 2026. Through the first three quarters of 2025, new money volumes have accounted for a larger share of overall direct lending volumes relative to the first three quarters of 2024. This dynamic has been primarily driven by a rise in refinancing activity, as borrowers often will seek to lower their cost of capital in an environment where spreads have compressed.(2) Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration and concurrent market volatility. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and ongoing impact of elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – August 2025.
(2)LSEG LPC’s 3Q25 Sponsored Middle Market Private Deals Analysis – October 2025.
Recent Developments
Change in Transfer Agent: On November 4, 2025, we entered into a transfer agent agreement (the “Transfer Agent Agreement”) with Ultimus, pursuant to which Ultimus was appointed to provide transfer agent services on our behalf and serve as plan administrator under our dividend reinvestment plan. Either party can terminate the Transfer Agent Agreement at the end of the Initial Term (as defined in the Transfer Agent Agreement) or a Renewal Term (as defined in the Transfer Agent Agreement) by providing written notice of termination to the other party at least 90 days prior to the end of the Initial Term or then-current Renewal Term.
Second Amended and Restated DRIP: On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the most recent NAV per share as of the most recent effective date on which shares are issued to our investors in a closing of a private offering immediately preceding the payment date of such distribution. Additionally, the Second Amended and Restated DRIP appointed Ultimus Fund Solutions, LLC ("Ultimus”) as the Plan Administrator (as defined in the Second Amended and Restated DRIP). The Second Amended and Restated DRIP became effective on November 4, 2025.
Stock Issuances: On October 1, 2025, we sold 7,273,996 shares for an aggregate consideration of $73.0 million. We received proceeds of $73.4 million effective November 3, 2025 relating to the issuance of shares.
Distributions: On October 28, 2025, the Company made a distribution of $22.1 million, $9.9 million of which was reinvested pursuant to the DRIP at a NAV per share of $10.25.

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
As of September 30, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the three and nine months ended September 30, 2025, we reversed previously accrued capital gains incentive fees of zero and $1.3 million, respectively, based on unrealized losses on our portfolio during the period. During both the three and nine months ended September 30, 2025, zero was payable to MC Advisors as a result of realized gains during the period. During the three and nine months ended September 30, 2024, we accrued capital gains incentive fees of $0.7 million and $1.6 million, respectively, based on the performance of our portfolio. During the three and nine months ended September 30, 2024, $31 thousand and $71 thousand, respectively, was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Investment Advisory Agreement.
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
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Revolving Credit Facility, SPV Credit Facility, SPV II Credit Facility, SPV III Credit Facility, SPV IV Credit Facility, SPV V Credit Facility and 2023 Class A-R Notes have a floating interest rate provision, whereas our 2022 Secured Notes, 2023 Class B-R Notes, 2023 Class C-R Notes, and Unsecured Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions. In a low interest rate environment, we may be negatively impacted if the difference between the total interest income earned on our interest earning assets and the total interest expense incurred on our interest bearing liabilities is compressed.
Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income
Down 300 basis points	$(140,655)	$(49,551)	$(91,104)
Down 200 basis points	(95,181)	(33,034)	(62,147)
Down 100 basis points	(48,353)	(16,517)	(31,836)
Up 100 basis points	49,249	16,517	32,732
Up 200 basis points	98,498	33,034	65,464
Up 300 basis points	147,747	49,551	98,196
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD), Canadian dollars (CAD), Euros (EUR), and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2025, we had foreign currency forward contracts in place for AUD 3.6 million, CAD 13.8 million, EUR 6.6 million and GBP 7.4 million associated with future principal and interest payments on certain investments.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the quarter ended September 30, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 2, 2025, we issued 22,257,960 shares of our common stock, par value $0.01 per share, at a price of $10.19 per share for proceeds of $226.8 million.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” The Company has adopted insider trading policies and procedures governing the purchase, sale and disposition of the Company's securities by directors and executive officers of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (4)

3.4	Amended and Restated Bylaws (3)

10.1
Third Amendment to Credit Agreement, dated as of August 6, 2025, by and among the Company, as collateral manager and equity holder, MC Income Plus Financing SPV II LLC, as borrower, the lenders party thereto, KeyBank National Association, as administrative agent and the lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian (5)

10.2	Transfer Agent Agreement between the Company and Ultimus Fund Solutions, LLC, as transfer agent*

10.3	Second Amended and Restated Dividend Reinvestment Plan of Monroe Capital Income Plus Corporation*

10.4	Note Purchase Agreement, dated July 10, 2025 by and among Monroe Capital Income Plus Corporation and the purchasers party thereto (6)

10.5	Asset Purchase Agreement, by and among Monroe Capital Corporation, Monroe Capital Income Plus Corporation and Monroe Capital BDC Advisors, LLC, dated as of August 7, 2025 (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
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
(4)Previously filed as Exhibit 3.3 to the quarterly report on Form 10-Q filed with the SEC on August 8, 2025.
(5)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 12, 2025.
(6)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 16, 2025.
(7)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 8, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2025	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: November 7, 2025	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation