Form 10-K
period 2025-12-31
Monroe Capital Income Plus Corp
filed 2026-03-06
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, there was no established public market for the registrant’s common stock.
As of March 5, 2026, the registrant had 280,807,222 shares of common stock, $0.001 par value, outstanding. Common shares outstanding exclude March 2, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:
•our, or our portfolio companies', future business, operations, operating results or prospects;
•the consummation of the transaction contemplated by the Asset Purchase Agreement with MRCC (as defined below);
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of a U.S. government shutdown as well as the legislative, regulatory, trade (including tariffs) and other policies associated with the current U.S. administration;
•the impact of the ongoing military conflicts and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•our ability to recover unrealized losses;
•the impact of increased competition;
•the impact of changing interest rates and elevated inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•the disruption of global shipping activities;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the U.S. Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
We commenced our loan origination and investment activities contemporaneously with the initial closing of our initial private offering (the “Initial Private Offering”) on January 15, 2019 (the “Initial Closing Date”). On November 16, 2020, we held the final closing of our Initial Private Offering. In connection with the Initial Private Offering, we issued 13,557,496 shares of common stock to our investors for an aggregate purchase price of $133.1 million. In connection with the Second Private Offering (as defined below), as of December 31, 2025, we have issued 272,365,436 shares of common stock to our investors for an aggregate purchase price of $2.8 billion.
Effective as of June 15, 2023, we amended our charter to increase the number of shares of common stock we are authorized to issue from 100,000,000 to 300,000,000. Effective as of August 4, 2025, we amended our charter to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 600,000,000.
The following table summarizes the issuance of shares of our common stock pursuant to the Initial Private Offering (in thousands except shares and per share data) as of December 31, 2025:

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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) as of December 31, 2025:

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	$9.86	2,792,748	27,537
August 18, 2021	$9.94	6,086,569	60,500
November 17, 2021	$10.06	7,959,940	80,077
March 15, 2022	$10.10	12,173,590	122,953
May 17, 2022	$10.16	8,022,706	81,511
August 16, 2022	$10.10	8,681,792	87,686
November 15, 2022	$10.10	8,895,565	89,845
March 16, 2023	$10.13	9,474,500	95,977
May 16, 2023	$10.25	8,321,086	85,291
August 16, 2023	$10.22	17,653,821	180,422
November 16, 2023	$10.25	17,490,825	179,281
March 15, 2024	$10.24	25,864,010	264,847
May 16, 2024	$10.34	11,786,647	121,874
August 16, 2024	$10.34	15,732,189	162,671
November 15, 2024	$10.39	16,211,723	168,440
March 20, 2025	$10.37	36,340,819	376,854
May 19, 2025	$10.33	10,639,149	109,903
September 2, 2025	$10.19	22,257,960	226,808
October 1, 2025	$10.03	7,273,996	72,958
November 3, 2025	$10.00	7,344,442	73,444
December 1, 2025	$9.98	6,059,562	60,475
Total		272,365,436	$2,780,993
During 2022, we commenced a quarterly share repurchase program pursuant to which we intend to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our Board. In addition to Board approval, such repurchases are subject to the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in our best interest and the best interest of our stockholders.

The following table summarizes the total shares repurchased that were validly tendered and repurchased under the Share Repurchase Program and not withdrawn (in thousands except shares and per share data) as of December 31, 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Shares Repurchased:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
December 15, 2022	10.40	208,828	2,110
March 30, 2023	10.13	906,750	9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
December 28, 2023	10.25	2,050,939	21,022
March 28, 2024	10.24	1,996,254	20,442
June 27, 2024	10.34	1,142,195	11,810
September 27, 2024	10.34	1,752,160	18,118
December 27, 2024	10.39	932,567	9,689
March 28, 2025	10.37	774,968	8,037
May 28, 2025	10.33	1,391,450	14,373
September 19, 2025	10.19	3,773,412	38,451
December 22, 2025	9.98	6,702,444	66,891
Total		24,029,663	$244,538
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
We expect that the companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
Since the commencement of our operations, we have grown the fair value of our portfolio of investments to approximately $5.8 billion at December 31, 2025. Our portfolio at December 31, 2025 consisted of 284 different portfolio companies and our holdings included senior secured loans, unitranche secured loans, junior secured loans and equity investments. As of December 31, 2025, our portfolio included approximately 87.4% senior secured loans, 0.6% unitranche secured loans, 4.8% junior secured loans and 7.2% equity investments.

Our outstanding debt as of December 31, 2025 was as follows:

Principal Amount of Debt Outstanding
Senior Secured Revolving Credit Facility ("Revolving Credit Facility")	$634,666
Secured Revolving Credit Facility ("SPV Credit Facility")	100,000
Secured Credit Facility ("SPV II Credit Facility")	573,000
Secured Revolving Credit Facility ("SPV III Credit Facility")	150,000
Secured Revolving Credit Facility ("SPV IV Credit Facility")	175,200
Secured Revolving Credit Facility ("SPV V Credit Facility")	125,500
Asset-Backed Securitization ("2022 ABS")	234,697
Asset-Backed Securitization ("2023 ABS")	209,100
Asset-Backed Securitization ("2025 ABS")	415,000
Senior Unsecured Notes ("July 2028 Notes")	42,000
Senior Unsecured Notes ("November 2028 Notes")	100,000
Senior Unsecured Notes ("December 2028 Notes")	100,000
Senior Unsecured Notes ("July 2029 Notes")	156,000
Senior Unsecured Notes ("September 2029 Notes")	48,000
Senior Unsecured Notes ("July 2030 Notes")	161,000
Total	$3,224,163
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
Following the Closing Date, which is currently anticipated to occur near the end of the first quarter or early in the second quarter of this year, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions (the "Merger").

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
OUR INVESTMENT ADVISER
Our investment activities are managed by our investment adviser, MC Advisors, pursuant to an investment advisory agreement (the “Amended Investment Advisory Agreement”). MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their private equity sponsors, analyzing investment opportunities, structuring our investments and managing our investments and portfolio companies on an ongoing basis. MC Advisors was organized in February 2011 and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
Under our Amended Investment Advisory Agreement with MC Advisors, we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Board, including the independent directors, considers whether our fees and expenses (including those related to leverage) remain appropriate consistent with the requirements of Section 15 of the 1940 Act.
MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Lewis W. Solimene, Jr., provides investment services to MC Advisors pursuant to a staffing agreement (the “Staffing Agreement”) between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Solimene, Jr. have developed a broad network of contacts within the investment community and average more than 40 years of experience investing in debt and equity investments of lower middle-market companies. In addition, Messrs. Koenig and Solimene, Jr. have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions.
In addition to his role with Monroe Capital, Mr. Koenig serves as an interested director on the Board. Mr. Koenig has more than 40 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Mr. Solimene Jr. is joined on MC Advisors’ investment committee by Zia Uddin and Michael Egan, each of whom is a senior investment professional at Monroe Capital. Mr. Uddin also serves as the President and Co-Portfolio Manager, Institutional Portfolios at Monroe Capital. Mr. Uddin has more than 30 years of management consulting, corporate finance, private equity, turnaround and investing experience. Prior to Monroe Capital, Mr. Uddin worked at organizations including two middle market private equity funds and Arthur Andersen LLP. Mr. Egan also serves as the Vice Chairman and Chief Credit Officer at Monroe Capital. Mr. Egan has more than 40 years of experience in commercial finance, credit administration, banking and distressed investing. Prior to Monroe Capital, Mr. Egan worked at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.

ABOUT MONROE CAPITAL
Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2026, Monroe Capital had approximately $23.6 billion in assets under management. Over its more than twenty-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 540 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2025, Monroe Capital’s investment professionals invested in over 2,300 loans and related investments in an aggregate amount of approximately $55.0 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.
On March 31, 2025, in connection with the change of control transaction where an affiliate of Wendel SE acquired 75% of the outstanding equity interests of certain affiliates of Monroe Capital, including MC Advisors (the "Wendel Transaction"), we entered into the Amended Investment Advisory Agreement with MC Advisors. The Amended Investment Advisory Agreement was approved by our stockholders at a meeting of stockholders held on February 21, 2025. The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remained the same as the terms of the former investment advisory and management agreement between us and MC Advisors, dated December 5, 2018 (the "Original Investment Advisory Agreement"). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the requirements of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to us. We pay MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee.
Since the closing of the Wendel Transaction, Monroe Capital has continued to operate independently, retaining its current governance and leadership structure, including Theodore L. Koenig as Chief Executive Officer and Chairman, Zia Uddin as President, Michael Egan as Vice Chairman and Chief Credit Officer, and Tom Aronson as Vice Chairman and Head of Originations. Monroe Capital's investment process, strategy and operations have remained the same, and the investment advisory agreements between Monroe Capital (and its affiliates) and its client funds, including the BDCs that it manages, have remained substantively the same.
INVESTMENT STRATEGY
Our investment objective is to provide stockholders with attractive risk-adjusted returns with the downside protection associated with investing in asset-based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) Securitized Products; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. We do not target any specific industry, however, as of December 31, 2025, our largest industry concentration of investments were in the Services: Business, Healthcare & Pharmaceuticals and High Tech Industries which represented approximately 22.3%, 14.1% and 13.2%, respectively, of the fair value of our portfolio.
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
BUSINESS STRATEGY
We believe that we represent an attractive investment opportunity for the following reasons:
Deep, Experienced Management Team. We are led by Mr. Koenig, our Chairman and Chief Executive Officer, and Mr. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, who also have active roles within MC Advisors. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 300 professionals. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2025, Monroe Capital’s investment professionals invested in over 2,300 loans and related investments in an aggregate amount of approximately $55.0 billion.
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
Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed more than 3,000 investment opportunities during 2025. Monroe Capital’s over 2,300 previously executed transactions, over 540 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.
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
Warrants and Equity Co-Investments. In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In other cases, we may make a minority equity co-investment in the portfolio company in connection with a loan. Additionally, we may receive equity in our distressed portfolio companies in conjunction with amendments or additional debt fundings.

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
Investments
We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investments by investing approximately $2.0 million to $90.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2025, as well as the top ten industries in which we were invested as of December 31, 2025, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
ZI Intermediate II, Inc.	$86,379	1.5%
SingleStore, Inc.	81,629	1.4
NationsBenefits, LLC	80,987	1.4
Epika Fleet Services, Inc.	74,990	1.3
Parkhub, Inc.	69,962	1.2
K2 Services Venture LLC	68,521	1.2
Cosmos Bidco, Inc.	68,476	1.2
Tiugo Group Holdings Corp	66,222	1.1
Xpress Wellness, LLC	65,219	1.1
BLP Buyer, Inc.	64,864	1.1
Total	$727,249	12.5%

Industry	Fair Value of Investments	Percentage of Total Investments
Services: Business	$1,299,308	22.3%
Healthcare & Pharmaceuticals	822,082	14.1
High Tech Industries	768,219	13.2
FIRE: Finance	401,245	6.9
Services: Consumer	338,841	5.8
Media: Advertising, Printing & Publishing	324,332	5.6
Construction & Building	282,687	4.9
Capital Equipment	272,138	4.7
Transportation: Cargo	201,888	3.5
FIRE: Real Estate	173,367	3.0
Total	$4,884,107	84.0%
INVESTMENT PROCESS OVERVIEW
We view our investment process as consisting of the phases described below:
Origination. MC Advisors develops investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with 12 offices across the United States, Middle East, Asia and Australia. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities.
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

Underwriting. MC Advisors uses the systematic, consistent approach to credit evaluation developed in house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at MC Advisors bring to bear extensive lending experience with emphasis on lessons learned from the past credit cycles. We believe that the extensive credit and debt work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. MC Advisors preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, MC Advisors seeks to understand current and future collateral value, opening availability and ongoing liquidity. MC Advisors documents this preliminary analysis, which is thoroughly reviewed by at least one member of its Investment Committee prior to proposing a formal term sheet. We believe this early involvement of the Investment Committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by MC Advisors, we expect that less than 10% of our sourced deals will reach the formal term sheet stage.

Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. The Investment Committee considers its comprehensive new business presentation to approve or decline each investment. The committee is committed to providing a prompt turnaround on investment decisions. Each investment opportunity requires the unanimous approval of the Investment Committee. Follow-on investments in existing portfolio companies require the Investment Committee’s approval beyond that obtained when the initial investment in the company was made.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,421,533	93.2
3	324,130	5.5
4	73,569	1.3
5	523	0.0 *
Total	$5,819,755	100.0%
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
___________________________________________________
*Represents an amount less than 0.1%.

MANAGEMENT AND OTHER AGREEMENTS
MC Advisors is located at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our investing activities operations and provides investment advisory services to us, pursuant to the Amended Investment Advisory Agreement. Under the terms of the Amended Investment Advisory Agreement, MC Advisors:
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
MC Advisors’ services under the Amended Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Management and Incentive Fee
For providing us with investment advisory services pursuant to the Amended Investment Advisory Agreement, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee.

On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management fees and incentive fees payable by us to MC Advisors under the Amended Investment Advisory Agreement pursuant to a fee waiver letter. The base management fee waiver took effect beginning April 1, 2022 (the “Effective Date”) and the incentive fee waiver took effect beginning January 1, 2022.
Beginning with the Effective Date, the base management fee is calculated at an annual rate of 1.25% of average total assets (reduced from 1.50%), which includes assets financed using leverage. Following any future quotation or listing of our securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable in arrears. See Recent Developments for discussion of a subsequent event related to base management fees.
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

Effective April 1, 2022, prior to an Exchange Listing, we pay MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
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
The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Investment Advisory Agreement, as of the termination date), and equals 12.5% (permanently reduced from 15.0% effective January 1, 2022) of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 12.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.
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
•organization and offering costs;
•calculating our net asset value (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisers);
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

Duration and Termination
Unless terminated earlier as described below, the Amended Investment Advisory Agreement will continue in effect from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our directors who are not “interested persons.” The Amended Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Amended Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”
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
Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Board most recently reapproved the Administration Agreement on November 6, 2025. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2025, 2024 and 2023, we incurred $14.1 million, $9.0 million, and $5.9 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $4.6 million, $3.0 million and $1.7 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.
Indemnification
The Amended Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Advisors and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Amended Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Amended Investment Advisory Agreement.

License Agreement
On December 5, 2018, we entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital.” Under this agreement, we have a right to use the “Monroe Capital” name for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name. This license agreement will remain in effect for so long as the Amended Investment Advisory Agreement with MC Advisors is in effect.
MC Advisors’ Staffing Agreement
We do not have any internal employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors is an affiliate of Monroe Capital and depends upon access to the investment professionals and other resources of Monroe Capital and Monroe Capital’s affiliates to fulfill its obligations to us under the Amended Investment Advisory Agreement. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the professionals of Monroe Capital and its affiliates. Under the Staffing Agreement, MC Management provides MC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of MC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to MC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.
Board Approval of the Amended Investment Advisory Agreement
At a virtual meeting of our Board held on December 9, 2024, our Board, including the directors who are not “interested persons” of the Company, as defined in the 1940 Act, voted unanimously to approve, and recommended that our stockholders approve, the Amended Investment Advisory Agreement in accordance with the requirements of the 1940 Act. The Amended Investment Advisory Agreement was subsequently approved by our stockholders on February 21, 2025. In reliance upon certain exemptive relief provided by the SEC for in-person meetings, the Board undertook to ratify the Amended Investment Advisory Agreement at its next in-person meeting. In reaching a decision to approve the Amended Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Amended Investment Advisory Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Amended Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.
•The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Amended Investment Advisory Agreement are reasonable compared to other BDCs.
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

Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” of the Company, as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Amended Investment Advisory Agreement as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided.
VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE
The net asset value per share of our outstanding shares of common stock is determined at least quarterly (and more frequently if required by the 1940 Act) by dividing the value of total assets minus liabilities by the total number of shares outstanding. We calculate the value of our total assets in accordance with the following procedures.
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
COMPETITION

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. In addition, given the Fund’s target investment size and investment type, MC Advisors expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Fund, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by MC Advisors which may affect the Fund’s ability to participate in attractive investment opportunities and/or cause the Fund to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. MC Advisors may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Fund. The Fund may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisers.

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
SHARE REPURCHASE PROGRAM
During the year ended December 31, 2022, we commenced a quarterly share repurchase program pursuant to which we intend to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers at a price per share equal to the per share price of the shares sold by us in the most recent closing of our private offering that occurs prior to the expiration date of the tender. There is no repurchase priority for a stockholder under the circumstances of death or disability of such stockholder. Participation by certain stockholders in such repurchase offers will be subject to any applicable lock-up period pursuant to each such stockholder’s subscription agreement.
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

We will offer to repurchase shares on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of our Board, including the independent directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our stockholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that a stockholder requests to have repurchased. If we do not repurchase the full amount of a stockholder’s shares that the stockholder has requested to be repurchased, or we determine not to make repurchases of our shares, such stockholder will likely not be able to dispose of its shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.
We will repurchase shares from stockholders pursuant to written tenders on terms and conditions that the Board determines to be fair to us and to all stockholders. When the Board determines that we will repurchase shares, notice will be provided to stockholders describing the terms of the offer, containing information stockholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Stockholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain our most recent net asset value per share by viewing the documents we file with the SEC, through its EDGAR page at http://www.sec.gov. However, our most recently published net asset value per share may not reflect the price that stockholders will receive for tendering their shares of common stock, as the purchase price for the tender offer will be equal to the per share price of the common stock sold by us in the most recent closing of our private offering that occurs prior to the expiration date of the tender offer.
Repurchases of shares from stockholders by us will be paid in cash promptly after the determination of the purchase price is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from stockholders by the applicable repurchase offer deadline. We do not impose any charges in connection with repurchases of shares.
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
In addition, we will be subject to a 4% U.S. nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For the years ended December 31, 2025, 2024 and 2023, we recorded $0.3 million, $1.1 million and $0.5 million, respectively, on our consolidated statements of operations for U.S. federal excise taxes.
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

As described above, to the extent that we invest in equity investments of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity investments of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.
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
REGULATION
We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC are not “interested persons” of the Company, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
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
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity investments of the eligible portfolio company.
(e)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)Cash, cash equivalents, U.S. government securities or high-quality debt investments that mature in one year or less from the date of investment.
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

Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order for portfolio securities to qualify as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, service providers (e.g. MC Advisors) offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. Under the Administration Agreement, MC Management assists MC Advisors in providing managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.
Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. MC Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Issuance of Derivative Securities

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.
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

Codes Of Ethics
We and MC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain a copy of the code of ethics by contacting us in writing at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606, Attention: Investor Relations. In addition, each code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
Other
We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.
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
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.
MC Advisors has filed notice with the National Futures Association (“NFA”) to claim an exclusion from the definition of commodity pool operator (“CPO”) of the Fund, provided that the Fund (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than specified amounts of its assets to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If the Fund is unable to satisfy the conditions of the exclusion, MC Advisors may become subject to the CFTC’s CPO registration requirements, and the disclosure and operations of the Fund would need to comply with all applicable regulations governing commodity pools and CPOs.
If MC Advisors were required to register as a CPO, it would also be required to become a member of the NFA and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase MC Advisors’ operating expenses, which, in turn, could result in the Fund’s investors being charged additional fees.

On December 17, 2025, we and certain of our affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on October 15, 2014, as amended on January 10, 2023. The Order permits us to participate in negotiated co-investment transactions with other funds managed by MC Advisors and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when we co-invest with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if we dispose of an asset acquired in a co-investment transaction, unless the disposition is done on a pro rata basis or the disposition is of a tradeable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we will adopt and the Board will approve policies and procedures reasonably designed to ensure our compliance with the conditions of the Order, and MC Advisors and our Chief Compliance Officer will provide reporting to the Board.

HUMAN CAPITAL

We do not have any employees. We depend entirely on the diligence, skill, and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors itself has no employees and, pursuant to the Staffing Agreement, depends upon MC Management to provide the investment professionals and other resources necessary to fulfill MC Advisors’ obligations to us.
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
Introduction
As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.
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
Proxy Voting Records
You may obtain information about how we voted proxies for the Company by making a written request for proxy voting information to: Monroe Capital Income Plus Corporation, 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606, Attention: Chief Compliance Officer, or by calling Monroe Capital Income Plus Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.

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
POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
As of December 31, 2025, affiliates of MC Advisors manage other assets in 10 closed-end funds, 33 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on first-lien secured debt investments to early and growth-stage venture capital, private equity-backed companies, and small cap publicly traded companies. In addition, MC Advisors manages the consolidated entities of a public BDC, MRCC, and the consolidated entities of a non-traded BDC, Monroe Capital Enhanced Corporate Lending Fund ("MLEND"), and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that may be suitable for us and such other investment funds or other investment vehicles.

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
AVAILABLE INFORMATION
We intend to make this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably possible following our filing of such reports with the SEC. You may also obtain such information by contacting us in writing at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.
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
•We are subject to risks associated with artificial intelligence and machine learning technology.

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
•We may be subject to risks associated with our investments in senior loans, junior debt investments, “covenant-lite” loans, unitranche secured loans and securities, bank loans, and securitized products.
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
We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Amended Investment Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly those who comprise the MC Advisors’ investment committee. The individual investment committee members may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.
MC Advisors evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Amended Investment Advisory Agreement. We can offer no assurance, however, that MC Advisors’ senior investment professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Monroe Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom Monroe Capital’s senior investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
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

The investment committee that oversees our investment activities is provided by MC Advisors under the Amended Investment Advisory Agreement. The loss of any member of MC Advisors’ investment committee or of other Monroe Capital senior investment professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operations.
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
Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on MC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives depends upon MC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. MC Advisors has substantial responsibilities under the Amended Investment Advisory Agreement. The senior origination professionals and other personnel of MC Advisors and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

We have entered into an Asset Purchase Agreement with certain of our affiliates, but there is no guarantee that the transactions contemplated thereby will close.
We have entered into an Asset Purchase Agreement with MRCC and MC Advisors (the “Asset Purchase Agreement”), pursuant to which, subject to the satisfaction or waiver of the closing conditions contained therein, we will acquire the investments of MRCC at fair value, as determined shortly before the closing date of the transactions contemplated by the Asset Purchase Agreement. There can be no assurance that the closing conditions to the Asset Purchase Agreement will be satisfied or that such closing conditions can be waived, and as a result, we cannot guarantee that the asset purchase will be completed on the contemplated schedule, if at all. If the asset purchase is completed, we cannot guarantee that we will realize the expected synergies and savings associated with the transaction.
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

As of December 31, 2025, MC Advisors manages other assets in MRCC, MLEND and affiliates of MC Advisors manage other assets in 10 closed-end funds, 33 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on first-lien secured debt investments to early and growth-stage venture capital, private equity-backed companies, and small cap publicly traded companies. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.
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
The Amended Investment Advisory Agreement with MC Advisors and the Administration Agreement with MC Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
We negotiated the Amended Investment Advisory Agreement and the Administration Agreement with related parties. Consequently, their terms, including fees payable to MC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with MC Advisors and MC Management. Any such decision, however, would breach our fiduciary obligations to our stockholders.
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
We and our affiliates expect to hold controlling and non-controlling interests in other private fund managers which could preclude us from pursuing certain investments. In addition, from time to time, we may lend to, or otherwise invest in, unaffiliated registered investment advisers, which may create conflicts of interest.
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
We may determine to raise capital through other channels, including through additional private offerings, public offerings or a liquidity event. Capital raised through other channels could subject us to additional regulatory requirements. These additional provisions could, among other things, affect our stockholders and limit the ability of the Company and MC Advisors to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements. For example, we have received an order from the SEC for exemptive relief that permits us to offer multiple classes of common stock that may have varying sales loads and asset-based service and/or distribution fees. To the extent we offer multiple classes of shares in reliance on such exemptive relief, we will be subject to additional regulatory requirements and will incur additional costs related to such additional regulatory requirements.
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
We may issue debt investments or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.
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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2) (3)	-28.96%	-18.13%	-7.31%	3.52%	14.35%
_____________________________________________________
(1)The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)Assumes $6.1 billion in total assets, $3.3 billion in debt outstanding, of which $3.2 billion is senior securities outstanding, $2.8 billion in net assets and an average cost of funds of 6.27%, which was the weighted average interest rate of borrowings as of December 31, 2025. The interest rates on our secured credit facilities, 2023 Class A-R Notes and 2025 Secured Notes are variable rates. Actual interest payments may be different.
(3)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2025 total portfolio assets of at least 3.37%.
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
As of December 31, 2025, a substantial portion of our assets were held in MC Income Plus Financing SPV, LLC (the “SPV”), MC Income Plus Financing SPV II, LLC (the “SPV II”), MC Income Plus Financing SPV III, LLC (the “SPV III”), MC Income Plus Financing SPV IV, LLC (the “SPV IV”), MC Income Plus Financing SPV V, LLC (the “SPV V”), Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”), Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) and Monroe Capital Income Plus ABS Funding III, LLC (the “2025 Issuer”), our wholly owned subsidiaries, and were pledged as collateral under our leverage facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under our leverage facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the leverage facilities.
We are subject to certain risks in connection with securitization transactions.
In addition to issuing securities to raise capital, we have entered into securitization transactions and we may enter into additional securitization transactions to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt investments to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt investments would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity, but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would have no direct ability to enforce the payment obligations on the loans contributed to the securitization vehicle. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid. Any fee payable under any servicing or collateral management agreement in respect of the securitization would be offset in an amount equal to the base management fee payable under the Amended Investment Advisory Agreement.
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
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of higher interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt investments. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
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
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed opposing views, in some cases pursuing legislation or investment guidelines that disfavor the consideration of ESG factors.
Additionally, new regulatory initiatives related to ESG could adversely affect our business. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We are exposed to risks associated with changes in interest rates.
Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income by compressing the difference between the total interest income earned on our investments and the total interest expense incurred on our interest bearing liabilities. Alternatively, while an increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt investments and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.
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
If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate investments will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Higher interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, higher interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. A majority of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, our Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We adjust at least quarterly (or more frequently if required by the 1940 Act) the valuation of our portfolio to reflect the determination of our Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.

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
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable to us on the debt investments we acquire, the default rate on such securities, the level of our expenses, including the cost of our indebtedness, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulations will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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
MC Advisors can resign on 60 days’ notice under the Amended Investment Advisory Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
MC Advisors has the right to resign under the Amended Investment Advisory Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and our net asset value may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt investments during the preceding three-year period.
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
Terrorist acts, acts of war, including military conflicts, global health emergencies, or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
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
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. We face evolving threats to our data and systems, including phishing, malware and computer virus attacks, unauthorized access, system failure and disruption. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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
Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that advancements in artificial intelligence and new computing technologies increase the sophistication, speed and computing power available to threat actors. Our hybrid work environment and reliance on distributed teams, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote or hybrid working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

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

Political and regulatory conditions that contribute to uncertainty and market volatility including legislative, regulatory, trade and policy changes could materially impact our business operations and financial performance and business and financial performance of our portfolio companies.
The political and economic environment in the U.S. has resulted in and will continue to result in market uncertainty. Changing regulatory policies because of the political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and access to capital. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on our industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us and our portfolio companies in substantial and unpredictable ways.
Changes to United States tariff and import/export regulations could negatively affects us and our portfolio companies.
The U.S has recently enacted and proposed to enact significant new tariffs. In response, certain foreign trading partners have imposed, and may impose in the future, retaliatory tariffs on certain U.S. goods. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. Additionally, the U.S. administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and trade between the impacted nations and the U.S.
Any of these factors could impact economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which could, in turn, impact our business, the business of our portfolio companies, our financial condition and results of operations.
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including generative intelligence, machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”) and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to us, MC Advisors, and our portfolio investments. These advancements could harm the Fund and our portfolio investments by reducing the demand for both the technology and software offerings of our portfolio investments. Additionally, these advancements could significantly disrupt our portfolio investments and subject them to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Also, AI advancements, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets.
The Fund and our portfolio investments could be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users.
While MC Advisors does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, MC Advisors' business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate, disrupting portfolio company’s business models or subjecting us, our portfolio companies and MC Advisors to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and MC Advisors. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and MC Advisors.
Independent of its context of use, AI is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
Regulations related to AI could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on AI demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should the Fund, the Adviser and our portfolio companies fail to comply.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes.
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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or MC Advisors render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or MC Advisors provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.
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
In the past, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt investments and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. If such a period of disruption were to occur in the future, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt investments and those realized on securities perceived as being risk-free has remained narrow on a relative basis recently. If these spreads were to widen or if there were deterioration of market conditions, these events could materially and adversely affect our business.
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
Investment in leveraged companies involves a number of significant risks. Leveraged companies, including lower middle-market companies, in which we invest may have limited financial resources and may be unable to meet their obligations under their debt investments that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.
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
We may be subject to risks associated with our investments in junior debt investments.
We may invest in junior debt investments. Although certain junior debt investments are typically senior to common stock or other equity investments, the equity and debt investments in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.
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
We invest in bank loans and may invest in participations. These obligations are subject to unique risks, including:
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
As of December 31, 2025, our investments in the Services: Business industry represented approximately 22.3% of the fair value of our portfolio. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
We may be subject to risks associated with our investments in the healthcare and pharmaceuticals industry.
As of December 31, 2025, our investments in the Healthcare & Pharmaceuticals industry represented approximately 14.1% of the fair value of our portfolio. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
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
As of December 31, 2025, our investments in High Tech Industries represented approximately 13.2% of the fair value of our portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments include original issue discount (“OID”) components and may include PIK interest or PIK dividend components. For the year ended December 31, 2025, PIK interest and PIK dividends comprised approximately 3.9% and 0.4% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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

We may hold the debt investments of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We generally seek to invest capital in senior, unitranche and junior secured loans and, to a lesser extent, unsecured subordinated debt and equity. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt investments in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt investments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt investments in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
We currently hold, and we may in the future make investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity investments back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.
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

We and our investors may be negatively impacted if our assets are deemed “plan assets” under applicable ERISA regulations.
We intend to conduct our affairs so that our assets are not deemed to constitute “plan assets” under ERISA and the regulations promulgated by the U.S. Department of Labor, as modified by Section 3(42) of ERISA, and the Plan Assets Regulation. In this regard, to the extent our shares are not considered “publicly-offered securities” within the meaning of the Plan Assets Regulation, we may seek to satisfy another exception to holding “plan assets” within the meaning of the Plan Assets Regulation, but there can be no guarantee or assurance that the conditions of the “publicly-offered security” exception or another exception under the Plan Assets Regulation or another exception to the Plan Assets Regulation will be satisfied.

If, notwithstanding our intent, our assets were deemed to be “plan assets” of any stockholder that is Benefit Plan Investor under the Plan Assets Regulation, this would result in, among other things: (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us and (ii) the possibility that certain transactions in which we might seek to engage could constitute “prohibited transactions” under ERISA and the Code. The application of the fiduciary duty and prohibited transaction provisions could have a substantial effect on how MC Advisors and/or any other fiduciary manages our assets and could limit investment opportunities otherwise available to us. If a prohibited transaction occurs for which no exemption is available, MC Advisors and/or any other fiduciary that has engaged in the prohibited transaction could be required to: (i) restore to the Benefit Plan Investor any profit realized on the transaction, and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected as required under the Code, to an excise tax of 100% of the amount involved. The fiduciary of a Benefit Plan Investor who decides to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us or MC Advisors.
With respect to a Benefit Plan Investor that is an IRA that invests in us, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We rely on the cybersecurity strategy and policies implemented by Monroe Capital, the parent of both MC Advisors and MC Management that also apply to the Company. Monroe Capital’s cybersecurity strategy prioritizes prevention, detection, and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Monroe Capital’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Monroe Capital’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Monroe Capital has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.
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

The Monroe Capital cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of MC Advisors and MC Management. Monroe Capital also has annual certification requirements for employees, including employees who provide services to us pursuant to our Amended Investment Advisory Agreement and our Administration Agreement with respect to certain policies supporting the cybersecurity program. Monroe Capital undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Monroe Capital and its critical third-party vendors through a diligence process that includes, as applicable, the review of security controls, independent audits, and contractual compliance. Monroe Capital also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.
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
Risk Management and Strategy
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. “Information systems” means electronic information resources that we own or use, including physical or virtual infrastructure controlled by these information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the information necessary to maintain or support our operations. Because cybersecurity threats continue to evolve, we have been required and may continue to be required to expend significant resources to continue to implement, modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”
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
During or at the conclusion of an assessment of a cybersecurity incident, we will respond to the incident. The response will vary based upon the severity of the incident or event. The Head of Information Technology will note the classification of the information potentially impacted, paying close attention to information classified as personally identifiable information and sensitive. The Head of Information Technology and appropriate personnel will determine whether the incident is likely to affect ongoing business operations. If such is the case (e.g., contamination is widespread across production systems), the Monroe Capital’s Incident Response Plan and Business Continuity Plan shall be invoked as necessary. In determining the level of response and assessing the materiality of an incident, we have identified three criticality levels of incidents and events based upon both quantitative and qualitative factors, including:
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
The CSIRT is responsible for incident reporting and response. The action steps taken, beyond notification, are typically accomplished with the assistance of the IT department. The Head of Information Technology or CSIRT team members will work with the appropriate personnel to respond to the incident (following written guidelines) and to ensure concurrent documentation of the same. Should a breach occur at a third party that has a material impact on Monroe Capital, the CSIRT must be notified.
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
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Austin, Texas; Boston, Massachusetts; Miami, Florida; Naples, Florida; Farmington, Connecticut; Abu Dhabi, United Arab Emirates; Seoul, South Korea; and Sydney, Australia. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we, our executive officers, directors and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of December 31, 2025, we were not subject to any material pending legal proceedings.

We and our investment adviser are also subject to extensive regulation, which may, from time to time, result in requests for information from us or our investment adviser or regulatory proceedings or investigations against us or our investment adviser. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.
While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our or our investment adviser’s financial condition or results of operations in any future reporting period.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
Our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. As of March 5, 2026, there were 12,682 holders of record of our common stock. There were no sales of our common stock that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K that were not otherwise disclosed in our Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.
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

SHARE REPURCHASE PROGRAM
During 2022, we commenced a quarterly share repurchase program pursuant to which we intend to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, subject to the discretion of our Board and the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.

The following table presents the share repurchases completed for the year ended December 31, 2025:

Period	Price per Share	Shares Repurchased	Total Cost
Shares Repurchased:
February 28, 2025 - March 27, 2025	$10.37	774,968	$8,037
April 29, 2025 - May 27, 2025	10.33	1,391,450	14,373
August 21, 2025 - September 18, 2025	10.19	3,773,412	38,451
November 19, 2025 - December 17, 2025	9.98	6,702,444	66,891
Total		12,642,274	$127,752

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

Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of December 31, 2025, our portfolio included approximately 87.4% senior secured loans, 0.6% unitranche secured loans, 4.8% junior secured loans and 7.2% equity investments, compared to December 31, 2024, when our portfolio included approximately 87.1% senior secured loans, 3.7% unitranche secured loans, 4.4% junior secured loans and 4.8% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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

Following the Closing Date, which is currently anticipated to occur near the end of the first quarter or early in the second quarter of this year, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions (the "Merger").
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
The following table summarizes the issuance of shares of our common stock pursuant to the Initial Private Offering (in thousands except shares and per share data) as of December 31, 2025:

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

The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) as of December 31, 2025:

Date	NAV Per Share	Shares Issued	Proceeds
Second Private Offering:
March 15, 2021	$9.74	5,301,797	$51,639
May 18, 2021	9.86	2,792,748	27,537
August 18, 2021	9.94	6,086,569	60,500
November 17, 2021	10.06	7,959,940	80,077
March 15, 2022	10.10	12,173,590	122,953
May 17, 2022	10.16	8,022,706	81,511
August 16, 2022	10.10	8,681,792	87,686
November 15, 2022	10.10	8,895,565	89,845
March 16, 2023	10.13	9,474,500	95,977
May 16, 2023	10.25	8,321,086	85,291
August 16, 2023	10.22	17,653,821	180,422
November 16, 2023	10.25	17,490,825	179,281
March 15, 2024	10.24	25,864,010	264,847
May 16, 2024	10.34	11,786,647	121,874
August 16, 2024	10.34	15,732,189	162,671
November 15, 2024	10.39	16,211,723	168,440
March 20, 2025	10.37	36,340,819	376,854
May 19, 2025	10.33	10,639,149	109,903
September 2, 2025	10.19	22,257,960	226,808
October 1, 2025	10.03	7,273,996	72,958
November 3, 2025	10.00	7,344,442	73,444
December 1, 2025	9.98	6,059,562	60,475
Total		272,365,436	$2,780,993
Share Repurchase Program: During 2022, we commenced a quarterly share repurchase program pursuant to which we intend to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of our board of directors (the "Board") and the availability of cash to fund such repurchases. Our Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in our best interest and the best interest of our stockholders.
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
On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the most recent NAV per share as of the most recent effective date on which shares are issued to our investors in a closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances.

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program (in thousands except shares and per share data) as of December 31, 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Shares Repurchased:
April 15, 2022	$10.10	641,640	$6,480
June 16, 2022	10.16	333,527	3,389
September 16, 2022	10.10	139,216	1,406
December 15, 2022	10.40	208,828	2,110
March 30, 2023	10.13	906,750	9,185
June 29, 2023	10.25	664,987	6,816
September 28, 2023	10.22	618,326	6,319
December 28, 2023	10.25	2,050,939	21,022
March 28, 2024	10.24	1,996,254	20,442
June 27, 2024	10.34	1,142,195	11,810
September 27, 2024	10.34	1,752,160	18,118
December 27, 2024	10.39	932,567	9,689
March 28, 2025	10.37	774,968	8,037
May 28, 2025	10.33	1,391,450	14,373
September 19, 2025	10.19	3,773,412	38,451
December 22, 2025	9.98	6,702,444	66,891
Total		24,029,663	$244,538
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
Portfolio and Investment Activity
During the year ended December 31, 2025, we invested $1.7 billion in 84 new portfolio companies, $1.1 billion in 148 existing portfolio companies and had $956.2 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $1.9 billion for the period.
During the year ended December 31, 2024, we invested $1.5 billion in 71 new portfolio companies, $611.5 million in 120 existing portfolio companies and had $678.2 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $1.4 billion for the period.
During the year ended December 31, 2023, we invested $963.5 million in 64 new portfolio companies, $260.4 million in 79 existing portfolio companies and had $179.2 million in aggregate amount of sales and principal repayments, resulting in a net increase investments of $1.0 billion for the period.

The following table shows portfolio yield by investment type as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.4%	9.4%	10.4%	10.4%
Unitranche secured loans	9.8	10.9	11.4	11.9
Junior secured loans	10.1	10.1	11.0	11.0
Equity investments	8.8	8.8	9.1	9.1
Total	9.4%	9.4%	10.4%	10.5%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Fair Value:
Senior secured loans	$5,090,861	87.4%	$3,491,117	87.1%
Unitranche secured loans	35,414	0.6	148,531	3.7
Junior secured loans	277,025	4.8	177,677	4.4
Equity investments	416,455	7.2	191,648	4.8
Total	$5,819,755	100.0%	$4,008,973	100.0%
Our portfolio composition at December 31, 2025 remained relatively consistent with our portfolio at December 31, 2024, with changes resulting primarily from investments in new and existing portfolio companies, offset by sales and principal repayments. As of December 31, 2025, our yields decreased compared to December 31, 2024, primarily due to decreases in base rates on our loan portfolio and moderate spread compression.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$40,434	0.7%	$23,854	0.6%
Automotive	61,039	1.0	66,253	1.7
Banking	40,681	0.7	43,672	1.1
Beverage, Food & Tobacco	145,549	2.5	27,414	0.7
Capital Equipment	272,138	4.7	187,727	4.7
Chemicals, Plastics & Rubber	53,692	0.9	—	—
Construction & Building	282,687	4.9	222,008	5.5
Consumer Goods: Durable	54,861	0.9	71,293	1.8
Consumer Goods: Non-Durable	80,235	1.4	48,784	1.2
Containers, Packaging & Glass	57,516	1.0	40,136	1.0
Energy: Oil & Gas	133	0.0 *	118	0.0 *
Environmental Industries	100,594	1.7	68,253	1.7
FIRE: Finance	401,245	6.9	233,307	5.8
FIRE: Real Estate	173,367	3.0	81,966	2.1
Healthcare & Pharmaceuticals	822,082	14.1	594,527	14.8
High Tech Industries	768,219	13.2	497,616	12.4
Hotels, Gaming & Leisure	122	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	324,332	5.6	197,904	4.9
Media: Broadcasting & Subscription	523	0.0 *	867	0.0 *
Media: Diversified & Production	88,577	1.5	111,259	2.8
Retail	14,624	0.3	14,566	0.4
Services: Business	1,299,308	22.3	901,082	22.5
Services: Consumer	338,841	5.8	240,488	6.0
Telecommunications	122,038	2.1	101,469	2.5
Transportation: Cargo	201,888	3.5	172,550	4.3
Utilities: Electric	36,030	0.6	13,764	0.3
Wholesale	39,000	0.7	47,973	1.2
Total	$5,819,755	100.0%	$4,008,973	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,421,533	93.2
3	324,130	5.5
4	73,569	1.3
5	523	0.0 *
Total	$5,819,755	100.0%
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
________________________________________________________
*Represents an amount less than 0.1%.
As of December 31, 2025, there were 17 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $67.7 million at fair value, or 1.2% of our total investments at fair value at December 31, 2025. As of December 31, 2024, there were 11 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $28.7 million at fair value, or 0.7% of our total investments at fair value at December 31, 2024.

Results of Operations
Operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Total investment income	$533,924	$410,919	$224,644
Total operating expenses	296,497	213,863	108,144
Net investment income before income taxes	237,427	197,056	116,500
Income taxes, including excise taxes	624	1,206	614
Net investment income	236,803	195,850	115,886
Net realized gain (loss) on investments	(5,329)	2,993	(403)
Net realized gain (loss) on foreign currency forward contracts	(1,271)	(308)	1,755
Net realized gain (loss) on foreign currency and other transactions	1,293	(467)	272
Net realized gain (loss)	(5,307)	2,218	1,624
Net change in unrealized gain (loss) on investments	(99,796)	1,085	1,459
Net change in unrealized gain (loss) on foreign currency forward contracts	(4,673)	4,588	(4,383)
Net unrealized gain (loss) on foreign currency and other transactions	(9,290)	2,732	(28)
Net change in unrealized gain (loss)	(113,759)	8,405	(2,952)
Net increase (decrease) in net assets resulting from operations	$117,737	$206,473	$114,558
Investment Income
The composition of our investment income for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest income	$483,019	$365,634	$207,338
PIK interest income	21,033	15,868	7,694
Dividend income (1)	6,946	1,599	569
Other income	2,506	10,887	2,184
Prepayment gain (loss)	6,840	7,036	1,146
Accretion of discounts and amortization of premiums	13,580	9,895	5,713
Total investment income	$533,924	$410,919	$224,644
_________________________________________
(1)During the years ended December 31, 2025, 2024 and 2023, dividend income includes PIK dividends of $2,208, $1,403 and $484, respectively.
Total investment income increased $123.0 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and total investment income increased $186.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily due to an increase in interest income as a result of the increase in average invested assets. These increases in interest income as a result of the increases in average invested assets were partially offset by declines in effective rates driven primarily by the declines in base rates.

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest and other debt financing expenses	$184,241	$132,244	$61,928
Base management fees	65,688	42,930	23,875
Incentive fees (1)	32,362	29,497	16,365
Professional fees	4,375	2,562	1,790
Administrative service fees	4,591	2,961	1,731
General and administrative expenses	5,090	3,519	2,364
Directors’ fees	150	150	91
Total operating expenses	$296,497	$213,863	$108,144
_________________________________________
(1)Incentive fees for the years ended December 31, 2025, 2024 and 2023 were $32,362, $29,497 and $16,365, respectively. These amounts consisted of part one incentive fees of $33,645, $28,169 and $16,531, respectively, and part two capital gains incentive fees, which included a reversal of previously accrued fees of $1,283 in 2025, accrued fees of $1,328 in 2024 and a reversal of previously accrued fees of $166 in 2023. See Note 6 to our consolidated financial statements and Capital Gains Incentive Fee for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest expense - Revolving Credit Facility	$33,008	$20,761	$2,153
Interest expense - SPV Credit Facility	13,902	23,106	21,101
Interest expense - SPV II Credit Facility	20,650	14,334	11,040
Interest expense - SPV III Credit Facility	10,428	3,824	—
Interest expense - SPV IV Credit Facility	19,359	6,060	—
Interest expense - SPV V Credit Facility	9,461	—	—
Interest expense - 2022 ABS	10,732	12,792	12,884
Interest expense - 2023 ABS	15,575	16,990	5,111
Interest expense - 2025 ABS	1,041	—	—
Interest expense - July 2028 Notes	1,237	—	—
Interest expense - November 2028 Notes	9,420	9,420	838
Interest expense - December 2028 Notes	9,420	9,420	837
Interest expense - July 2029 Notes	11,656	4,671	—
Interest expense - September 2029 Notes	3,584	1,437	—
Interest expense - July 2030 Notes	5,024	—	—
Interest expense - Short-Term Borrowings	—	—	2,223
Amortization of debt issuance costs	9,744	9,429	5,741
Total interest and other debt financing expenses	$184,241	$132,244	$61,928
Average debt outstanding	$2,554,159	$1,623,935	$828,682
Average stated interest rate	6.8%	7.6%	6.8%
Total operating expenses increased by $82.6 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in interest and other debt financing expenses from higher average borrowings outstanding to support portfolio growth, partially offset by lower cost of debt primarily driven by a reduced interest rate environment. Additionally, increases in base management fees from higher invested assets contributed to the increase in operating expenses. Total operating expenses increased by $105.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase in interest expense, primarily driven by higher average borrowings outstanding to support the growth of the portfolio and a higher average cost of borrowings. Additionally, increases in base management fees were driven by higher average invested assets, and incentive fees, resulting from higher net investment income, contributed to the increase in operating expenses.
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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2025, 2024 and 2023, we recorded a net expense on the consolidated statements of operations of $0.3 million, $1.1 million and $0.5 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2025, 2024 and 2023, we recorded a net tax expense of $0.3 million, $0.1 million and $0.1 million, respectively, on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the years ended December 31, 2025, 2024 and 2023, sales or dispositions of investments resulted in $(5.3) million, $3.0 million and $(0.4) million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2025, 2024 and 2023, we had $(1.3) million, $(0.3) million and $1.8 million of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2025, 2024 and 2023 we had $1.3 million, $(0.5) million and $0.3 million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the years ended December 31, 2025, 2024 and 2023, our investments had $(99.8) million, $1.1 million and $1.5 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the year ended December 31, 2025, the net change in unrealized loss on investments was primarily driven by mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of December 31, 2025. These declines in fair value were partially offset by net unrealized gains attributable to broad market movements and improvements in fundamental performance at our portfolio companies.
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
During the year ended December 31, 2023, the net change in unrealized gain on investments was primarily attributable to broad market movements and improvements in fundamental performance at our portfolio companies. These increases were partially offset by net unrealized losses attributable to certain underlying portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of December 31, 2023.
For the years ended December 31, 2025, 2024 and 2023, our foreign currency forward contracts had $(4.7) million, $4.6 million and $(4.4) million of net change in unrealized gain (loss), respectively.
For the years ended December 31, 2025, 2024 and 2023, our foreign currency and other transactions had $(9.3) million, $2.7 million and $(28) thousand of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2025, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $117.7 million, $206.5 million and $114.6 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2025, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.48, $1.27 and $1.19, respectively.
The $88.8 million decrease in net assets resulting from operations during the year ended December 31, 2025, is primarily the result of unrealized losses on our portfolio during the period partially offset by increased net investment income due to the significant portfolio growth. The $91.9 million increase in net assets resulting from operations during the year ended December 31, 2024, is primarily the result of increased net investment income due to the significant portfolio growth and net gains on the portfolio during the period.
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
As of December 31, 2025, we had $69.2 million in cash and cash equivalents and $147.0 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of our earnings. As of December 31, 2025, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding by facility consisted of the following:

	Restricted Cash and Cash Equivalents	Principal Amount of Debt Outstanding
Revolving Credit Facility	n/a	$634,666
MC Income Plus Financing SPV LLC ("SPV")	$19,465	100,000
MC Income Plus Financing SPV II LLC ("SPV II")	34,572	573,000
MC Income Plus Financing SPV III LLC ("SPV III")	9,746	150,000
MC Income Plus Financing SPV IV LLC ("SPV IV")	13,552	175,200
MC Income Plus Financing SPV V LLC ("SPV V")	10,618	125,500
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	27,684	234,697
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	10,820	209,100
Monroe Capital Income Plus ABS Funding III, LLC ("2025 Issuer")	20,574	415,000
July 2028 Notes	n/a	42,000
November 2028 Notes	n/a	100,000
December 2028 Notes	n/a	100,000
July 2029 Notes	n/a	156,000
September 2029 Notes	n/a	48,000
July 2030 Notes	n/a	161,000
Total	$147,031	$3,224,163
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on aggregate borrowings outstanding was 188% and 196%, respectively.

Cash Flows
For the year ended December 31, 2025, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(37.8) million. For the year ended December 31, 2025, operating activities used $1.7 billion, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the year ended December 31, 2025, financing activities provided $1.7 billion, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
For the year ended December 31, 2024, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $176.3 million. For the year ended December 31, 2024, operating activities used $1.3 billion, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the year ended December 31, 2024, financing activities provided $1.4 billion, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
For the year ended December 31, 2023, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $25.6 million. For the year ended December 31, 2023, cash used in operating activities was $0.9 billion    primarily driven by purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the year ended December 31, 2023, cash provided by financing activities was $0.9 billion, primarily driven by net borrowings on our debt facilities and proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of December 31, 2025 and 2024, we had 286,677,222 and 198,704,495 shares outstanding, respectively.
Distributions
Historically, distributions have been declared by the Board each calendar quarter. Beginning in October 2025, to the extent that we have taxable income available, we intend to make monthly distributions to our stockholders. Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the years ended December 31, 2025, 2024 and 2023 totaled $249.2 million ($1.03 per share), $186.8 million ($1.16 per share) and $105.3 million ($1.11 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. See Note 9 to our consolidated financial statements for information on the tax character of our distributions.

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
On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the NAV per share as of the most recent effective date on which shares are issued to our investors in a closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances.
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

Borrowings
Our outstanding debt as of December 31, 2025 was as follows (in thousands):

	December 31, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$634,666	$627,266	$7,400
SPV Credit Facility	450,000	100,000	97,515	2,485
SPV II Credit Facility	690,000	573,000	568,316	4,684
SPV III Credit Facility	200,000	150,000	148,568	1,432
SPV IV Credit Facility	350,000	175,200	172,753	2,447
SPV V Credit Facility	250,000	125,500	123,361	2,139
2022 ABS (5)	234,697	234,697	234,697	—
2023 ABS (6)	209,100	209,100	207,239	1,861
2025 ABS (7)	415,000	415,000	411,711	3,289
July 2028 Notes	42,000	42,000	41,476	524
November 2028 Notes	100,000	100,000	99,324	676
December 2028 Notes	100,000	100,000	99,324	676
July 2029 Notes	156,000	156,000	154,981	1,019
September 2029 Notes	48,000	48,000	47,686	314
July 2030 Notes	161,000	161,000	159,290	1,710
Total	$4,250,797	$3,224,163	$3,193,507	$30,656
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of December 31, 2025, we had unused availability across all borrowing facilities totaling $441.8 million.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of December 31, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $27.7 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of December 31, 2025, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of December 31, 2025, the 2025 Subordinated Notes (as defined below) totaling $85.0 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

Our outstanding debt as of December 31, 2024 was as follows (in thousands):

	December 31, 2024
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$652,500	$481,106	$474,756	$6,350
SPV Credit Facility	450,000	243,300	239,889	3,411
SPV II Credit Facility	195,998	195,998	194,574	1,424
SPV III Credit Facility	100,000	75,000	73,722	1,278
SPV IV Credit Facility	350,000	248,600	245,185	3,415
2022 ABS (5)	294,609	294,609	293,393	1,216
2023 ABS (6)	209,100	209,100	206,369	2,731
November 2028 Notes	100,000	100,000	99,089	911
December 2028 Notes	100,000	100,000	99,089	911
July 2029 Notes	156,000	156,000	154,697	1,303
September 2029 Notes	48,000	48,000	47,599	401
Total	$2,656,207	$2,151,713	$2,128,362	$23,351
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of December 31, 2024, we had unused availability across all borrowing facilities totaling $428,329.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of December 31, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $34.8 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of December 31, 2024, the 2023 Subordinated Notes (as defined below) totaling $45.9 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion and more recently through an amendment to $845.0 million of aggregate commitments as of December 31, 2025.

On November 25, 2025, we amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 31, 2028 to November 25, 2029, (ii) extend the stated maturity date from October 31, 2029 to November 25, 2030, (iii) increase the total facility size to an aggregate amount of $845.0 million, (iv) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1.1 billion, (v) reduce the applicable margin (a) with respect to any alternate base rate ("ABR") Loan (as described in the Revolving Credit agreement), from 1.25% to 1.00% per annum (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or Risk Free Rate ("RFR") Loan, from 2.25% to 2.00% per annum, (vi) remove the Rating Condition (as described in the Revolving Credit Agreement) on the applicable margin, (vii) increase the minimum obligors’ net worth test, and (viii) reduced the unused commitment fee to (i) 0.50% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are less than or equal to 35% of the facility amount and (ii) 0.375% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are greater than 35% of the facility amount.
As of December 31, 2025 and 2024, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $521.8 million and $396.1 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40.0 million ($26.7 million in U.S. dollars) and AUD 22.0 million ($13.6 million in U.S. dollars), respectively, and Great Britain pounds of £40.0 million ($53.9 million in U.S. dollars) and £38.4 million ($48.1 million in U.S. dollars), respectively, and Euros of €27.5 million ($32.3 million in U.S. dollars) and €22.5 million ($23.3 million in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $(9.3) million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 7.0%, respectively.
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
Our ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500.0 million and (b) an amount equal to the sum of (i) $1.1 billion plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to us from sales of our equity securities during each quarter following October 31, 2024 and (y) the amount paid or distributed to purchase or redeem our common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $600.0 million. The Revolving Credit Facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the Revolving Credit Facility and fail to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

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
The period during which we may borrow under the Revolving Credit Facility expires on November 25, 2029, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by November 25, 2030. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and the subsidiary guarantors, subject to certain exceptions.
As of December 31, 2025 and December 31, 2024, we were in compliance with all covenants and other requirements of the Revolving Credit Agreement.
SPV Credit Facilities
SPV Credit Facility
We have a $450.0 million senior secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. We entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2025 and December 31, 2024, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $583.7 million and $722.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.3% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025 and December 31, 2024, we and the SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility. See Recent Developments for discussion of a subsequent event related to an amendment to the SPV Credit Facility.

SPV II Credit Facility
On December 20, 2022, we entered into a senior secured term credit facility (the "SPV II Credit Facility") with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature, which allowed us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, we entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690.0 million; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of December 31, 2025 and December 31, 2024, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $918.3 million and $307.5 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.9% and 6.9%, respectively.
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
As of December 31, 2025 and December 31, 2024, we and the SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. On March 7, 2025, we amended the SPV III Credit Facility to increase the facility amount to $200.0 million. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of December 31, 2025 and December 31, 2024, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $266.8 million and $142.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 7.3%, respectively.

Borrowing under the SPV III Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025 and December 31, 2024, we and the SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
SPV IV Credit Facility
On July 11, 2024, we entered into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association ("CONA") as administrative agent, as amended from time to time, through a special purpose wholly-owned subsidiary, SPV IV.
The SPV IV Credit Facility allows us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of December 31, 2025 and December 31, 2024, the fair value of investments that were held in the SPV IV as collateral for the SPV IV Credit Facility was $399.5 million and $513.2 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.9% and 6.5%, respectively.
Borrowings under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025 and December 31, 2024, we and the SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.
SPV V Credit Facility
On February 21, 2025, we entered into a senior secured revolving credit facility (the “SPV V Credit Facility”) with CONA, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows us, through SPV V, to borrow an aggregate principal amount of up to $250.0 million and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $350.0 million upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of December 31, 2025, the fair value of our investments that were held in the SPV V as collateral for the SPV V Credit Facility was $301.8 million, and these investments are identified on the accompanying consolidated schedules of investments.

The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025, we and the SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both December 31, 2025 and December 31, 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of December 31, 2025 and December 31, 2024, the fair value of our investments held in the 2022 Issuer as collateral was $312.3 million and $396.6 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both December 31, 2025 and December 31, 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both December 31, 2025 and December 31, 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of December 31, 2025 and December 31, 2024, we and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.
2023 Asset-Backed Securitization
On September 15, 2023, we completed a $251.2 million asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were executed through a private placement and were issued by the 2023 Issuer, a wholly-owned subsidiary, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. Through November 20, 2024, the 2023 ABS consisted of $160.8 million of Class A Senior Secured Notes, which bore interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25.1 million of Class B Senior Secured Notes, which bore interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”) and $65.3 million of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”).

On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 million of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and we continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both December 31, 2025 and December 31, 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of December 31, 2025 and December 31, 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.2% and 6.9%, respectively. As of both December 31, 2025 and December 31, 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both December 31, 2025 and December 31, 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of December 31, 2025 and December 31, 2024, the fair value of investments that were held in the 2023 Issuer as collateral was $252.0 million and $251.8 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to us are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of December 31, 2025 and December 31, 2024, we and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.
2025 Asset-Backed Securitization
On December 18, 2025, we completed a $500.0 million asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320.0 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55.0 million of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40.0 million of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85.0 million of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). We retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.
As of December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.

Through December 18, 2027, the 2025 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2025 Issuer, in accordance with our investment strategy and subject to customary conditions set forth in the documents governing the 2025 ABS, allowing us to maintain the initial leverage in the 2025 ABS. The 2025 Notes are due on December 18, 2035.
As of December 31, 2025, the fair value of investments that were held in the 2025 Issuer as collateral was $486.8 million, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to us are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of December 31, 2025, we and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.
Unsecured Notes
We issued unsecured notes, as further described below: July 2028 Notes, November 2028 Notes, December 2028 Notes, July 2029 Notes, September 2029 Notes and July 2030 Notes, (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
As of December 31, 2025 and December 31, 2024, we were in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
July 2028 Notes
On July 10, 2025, we entered into a Note Purchase Agreement (the “July 2028 Note Purchase Agreement”) governing the issuance of $42.0 million in aggregate principal amount of unsecured notes (the "July 2028 Notes"), due July 10, 2028, with a fixed interest rate of 6.20% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2028 Notes occurred on July 10, 2025. The July 2028 Notes are guaranteed by our various subsidiaries.
Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2025, we had $42.0 million in aggregate principal amount of July 2028 Notes outstanding.
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
As of December 31, 2025, the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
November 2028 Notes
On November 15, 2023, we entered into a note purchase agreement (the “November 2028 Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of unsecured notes (the “November 2028 Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The closing for the November 2028 Notes occurred on November 15, 2023. The November 2028 Notes are guaranteed by our various subsidiaries.
Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both December 31, 2025 and December 31, 2024, we had $100.0 million in aggregate principal amount of November 2028 Notes outstanding.
The November 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660.9 million and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the November 2028 Note Purchase Agreement) occurs, the November 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the November 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the November 2028 Note Purchase Agreement) occurs, the November 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the November 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the November 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the November 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The November 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.
The November 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The November 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and December 31, 2024, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.
December 2028 Notes
On November 15, 2023, we entered into a note purchase agreement (the “December 2028 Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of unsecured notes (the “December 2028 Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The closing for the December 2028 Notes occurred on December 13, 2023. The December 2028 Notes are guaranteed by our various subsidiaries.
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both December 31, 2025 and December 31, 2024, we had $100.0 million in aggregate principal amount of December 2028 Notes outstanding.
The December 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660.9 million and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the December 2028 Note Purchase Agreement) occurs, the December 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the December 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the December 2028 Note Purchase Agreement) occurs, the December 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the December 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the December 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the December 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The December 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.
The December 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The December 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and December 31, 2024, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
July 2029 Notes
On July 24, 2024, we entered into a note purchase agreement (the “July 2029 Note Purchase Agreement”) governing the issuance of $156.0 million in aggregate principal amount of unsecured notes (the "July 2029 Notes"), due July 24, 2029, with a fixed interest rate of 7.47% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2029 Notes occurred on July 24, 2024. The July 2029 Notes are guaranteed by our various subsidiaries.
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both December 31, 2025 and December 31, 2024, we had $156.0 million in aggregate principal amount of July 2029 Notes outstanding.
The July 2029 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500.0 million and (B) an amount equal to the sum of (i) $660.9 million plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the July 2029 Note Purchase Agreement) by us and our subsidiaries during each quarter after October 20, 2023 (other than the proceeds of sales of Equity Interests by and among us and our subsidiaries) and (y) the amount paid or distributed by us to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the July 2029 Note Purchase Agreement) occurs, the July 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the July 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the July 2029 Note Purchase Agreement) occurs, the July 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the July 2029 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the July 2029 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the July 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.
The July 2029 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.
The July 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2029 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and December 31, 2024, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%.
September 2029 Notes
On July 24, 2024, we entered into a note purchase agreement (the “September 2029 Note Purchase Agreement”) governing the issuance of $48.0 million in aggregate principal amount of unsecured notes (the "September 2029 Notes"), due September 18, 2029, with a fixed interest rate of 7.47% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the September 2029 Notes occurred on September 18, 2024. The September 2029 Notes are guaranteed by our various subsidiaries.
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both December 31, 2025 and December 31, 2024, we had $48.0 million in aggregate principal amount of September 2029 Notes outstanding.
The September 2029 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500.0 million and (B) an amount equal to the sum of (i) $660.9 million plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the September 2029 Note Purchase Agreement) by us and our subsidiaries during each quarter after October 20, 2023 (other than the proceeds of sales of Equity Interests by and among us and our subsidiaries) and (y) the amount paid or distributed by us to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the September 2029 Note Purchase Agreement) occurs, the September 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the September 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the September 2029 Note Purchase Agreement) occurs, the September 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the September 2029 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the September 2029 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the September 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.
The September 2029 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under our other indebtedness, certain judgments and orders and certain events of bankruptcy.
The September 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The September 2029 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and December 31, 2024, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.
July 2030 Notes
On July 10, 2025, we entered into a Note Purchase Agreement (the “July 2030 Note Purchase Agreement”) governing the issuance of $161.0 million aggregate principal amount of unsecured notes (the "July 2030 Notes"), due July 10, 2030, with a fixed interest rate of 6.57% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2030 Notes occurred on July 10, 2025. The July 2030 Notes are guaranteed by our various subsidiaries.
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2025, the Company had $161.0 million in aggregate principal amount of July 2030 Notes outstanding.
The July 2030 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500.0 million and (B) an amount equal to the sum of (i) $1.1 billion plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the July 2030 Note Purchase Agreement) by us and our subsidiaries during each quarter after October 29, 2024 (other than the proceeds of sales of Equity Interests by and among us and our subsidiaries) and (y) the amount paid or distributed by us to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.

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
As of December 31, 2025 the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.
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
As of both of December 31, 2025 and December 31, 2024, we had no outstanding Short-Term Borrowings.

Related Party Transactions
We have a number of business relationships with affiliated or related parties, including the following:
•On March 31, 2025, in connection with the change of control transaction where an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of certain affiliates of Monroe Capital, including MC Advisors (the "Wendel Transaction"), we entered into the Amended Investment Advisory Agreement with MC Advisors. The Amended Investment Advisory Agreement was approved by our stockholders at a meeting of stockholders held on February 21, 2025. The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remained the same as the terms of the former investment advisory and management agreement between us and MC Advisors, dated December 5, 2018 (the "Original Investment Advisory Agreement"). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the requirements of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, continues to provide investment advisory services to us. We pay MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information and see Recent Developments for discussion of a subsequent event related to base management fees.
•We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.
•On August 7, 2025, we entered into a Purchase Agreement with MRCC and MC Advisors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Asset Purchase.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table shows our significant contractual payment obligations for repayment as of December 31, 2025 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Credit Facility	$634,666	$—	$—	$634,666	$—
SPV Credit Facility	100,000	—	—	100,000	—
SPV II Credit Facility	573,000	—	573,000	—	—
SPV III Credit Facility	150,000	—	—	150,000	—
SPV IV Credit Facility	175,200	—	—	175,200	—
SPV V Credit Facility	125,500	—	—	125,500	—
2022 ABS	234,697	—	—	—	234,697
2023 ABS	209,100	—	—	—	209,100
2025 ABS	415,000	—	—	—	415,000
July 2028 Notes	42,000	—	42,000	—	—
November 2028 Notes	100,000	—	100,000	—	—
December 2028 Notes	100,000	—	100,000	—	—
July 2029 Notes	156,000	—	—	156,000	—
September 2029 Notes	48,000	—	—	48,000	—
July 2030 Notes	161,000	—	—	161,000	—
Unfunded commitments (1)	1,248,056	1,248,056	—	—	—
Total contractual obligations	$4,472,219	$1,248,056	$815,000	$1,550,366	$858,797
_______________________________________________________
(1) Unfunded commitments represent all amounts unfunded as of December 31, 2025. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2025.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2025 and 2024, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $1.2 billion and $896.6 million, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of December 31, 2025. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of December 31, 2025, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. In 2025, the overall middle market experienced spread compression and leverage and loan-to-value attachments points have decreased nominally. Further, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. Direct lending volume increased in 2025 driven by significant growth in LBO activity and recapitalizations, which offset a double digit decrease in M&A activity over the same time period.(1) Underlying market fundamentals continue to support increased deal activity throughout 2026. Throughout 2025, new money volumes hit a record high on annual basis as they continued to account for the largest of overall direct lending volumes. This dynamic has been primarily driven by a rise in refinancing activity, as borrowers often will seek to lower their cost of capital in an environment where spreads have compressed.(2) Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration, market headline sentiment, and concurrent market volatility and uncertainty. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – December 2025.
(2)LSEG LPC’s 4Q25 Sponsored Middle Market Private Deals Analysis – January 2026.

Recent Developments
Stock Issuances: On January 2, 2026, we sold 4,690,159 shares for aggregate consideration of $46.3 million. On February 2, 2026, we sold 2,597,869 shares for aggregate consideration of $25.6 million. On March 2, 2026, we received proceeds of $28.2 million related to an additional share issuance to bring the total consideration we have received for stock issuances subsequent to December 31, 2025 to $100.1 million.
Distributions: On January 22, 2026, the Board declared a distribution of $0.075 per share, which was paid on January 28, 2026 to stockholders of record as of January 23, 2026. The total distribution paid was $21.9 million, $9.9 million of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.87. On February 20, 2026, the Board declared a distribution of $0.075 per share, which was paid on February 25, 2026 to stockholders of record as of February 23, 2026. The total distribution paid was $22.1 million, $10.0 million of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.87.
Share Repurchases: On January 29, 2026, we commenced our normal course quarterly tender offer pursuant to the Share Repurchase Program. We offered to purchase up to 14,333,861 shares of our issued and outstanding common stock. The tender offer expired at 11:59 P.M., Eastern Time, on February 27, 2026, and on March 4, 2026, we purchased 15,179,052 shares which were validly tendered and not withdrawn pursuant to the Share Repurchase Program at a NAV per share of $9.87, for a total purchase price of $149.8 million.
We are pleased to have fulfilled all repurchase requests for the first quarter 2026 offering, as we have every quarter since inception. We feel comfortable with our current state of liquidity and our liquidity management program. Subsequent to December 31, 2025 we have had net capital inflows totaling $120.0 million, comprised of (i) the issuance of shares in connection with our private offerings of $100.1 million and (ii) the issuances of shares under the DRIP of $19.9 million.
Fee Waiver: On January 22, 2026, MC Advisors agreed to voluntarily waive a portion of the management fees payable under the Amended Investment Advisory Agreement as such fee was voluntarily reduced pursuant to the fee waiver letter dated April 18, 2022 (the “2022 Fee Waiver Letter”). Specifically, MC Advisors has agreed to waive an amount of the base management fee that it may have been entitled to under the Amended Investment Advisory Agreement, as reduced pursuant to the 2022 Fee Waiver Letter, for the period beginning January 1, 2026 through December 31, 2026, such that the base management fee rate will equal 1.0%.
SPV Credit Facility: On February 10, 2026,we entered into an amendment (the “Seventh Amendment”) to the SPV Credit Facility. The Seventh Amendment amended the SPV Credit Facility to, among other things, (i) increase the facility amount to $575.0 million of aggregate commitments, (ii) reduce the interest rate applicable to borrowings to 1.90% and (iii) extend the reinvestment period from July 16, 2027 to February 10, 2029 and the maturity date from July 16, 2029 to February 10, 2031.

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
As of December 31, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the year ended December 31, 2025, we reversed previously accrued capital gains incentive fees of $1.3 million based on unrealized losses on our portfolio during the period. There were no payables to MC Advisors for capital gains incentive fees for the year ended December 31, 2025. During the year ended December 31, 2024, we accrued capital gains incentive fees of $1.3 million based on the performance of our portfolio, $0.3 million of which was payable to MC Advisors as a result of realized gains. The remainder was based on unrealized appreciation, none of which was payable to MC Advisors under the Amended Investment Advisory Agreement. During the year ended December 31, 2023, we accrued capital gains incentive fees of $0.2 million which was payable to MC Advisors as a result of net realized gains. Additionally, we reversed $0.4 million of previously accrued capital gains incentive fees based on net unrealized losses. This resulted in a net $0.2 million reversal of previously accrued capital gains incentive fees during the year.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. We are currently evaluating the impact of adopting ASU 2024-03.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including, without limitation, those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to elevated inflation; levels and uncertainty resulting from tariffs and trade policy changes; and interest rate fluctuations.
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by MC Advisors, as the Valuation Designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2025 for more information relating to our investment valuation.
In accordance with Rule 2a-5 under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates.”
In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Revolving Credit Facility, SPV Credit Facility, SPV II Credit Facility, SPV III Credit Facility, SPV IV Credit Facility, SPV V Credit Facility, 2023 Class A-R Notes and 2025 Secured Notes bear interest at a variable rate with no interest rate floors, whereas our 2022 Secured Notes, 2023 Class B-R Notes, 2023 Class C-R Notes and Unsecured Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(144,141)	$(66,332)	$(77,809)
Down 200 basis points	(101,629)	(44,221)	(57,408)
Down 100 basis points	(51,462)	(22,111)	(29,351)
Up 100 basis points	52,909	22,111	30,798
Up 200 basis points	105,818	44,221	61,597
Up 300 basis points	158,727	66,332	92,395
________________________________________________________
(1)Excludes the impact of income based incentive fees. See Note 6 to our consolidated financial statements for more information on income based incentive fees.
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD), Canadian dollars (CAD), Euros (EUR) and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2025, we had foreign currency forward contracts in place for AUD 38.0 million, CAD 33.1 million, EUR 6.1 million and GBP 7.1 million associated with future principal and interest payments on certain investments.
Inflation and Supply Chain Risk
U.S. inflation rates have fluctuated in recent periods and remain elevated in comparison to historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies' operations. Inflation is likely to continue to be elevated in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to consolidated financial statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Fund's registered public accounting firm due to a transition period established by rules of the SEC.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2025. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Fund. We undertake to provide to any person without charge, upon written request, a copy of such code of business conduct and ethics. You may send any such written request to Monroe Capital Income Plus Corporation, 155 N. Wacker Drive, Floor 35, Chicago, Illinois, 60606, Attention: Corporate Secretary.
In addition, we have adopted Insider Trading Policies and Procedures (the “Insider Trading Policy”), which, among other things, govern the purchase, sale, and/or other disposition of the Fund’s securities by the Fund’s directors and officers, and which the Fund believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1 of this report.

2. Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(b) Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Monroe Capital Income Plus Corporation
Opinion on the financial statements
We have audited the accompanying consolidated statement of assets and liabilities of Monroe Capital Income Plus Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements of the Company as of December 31, 2024 and each of the two years in the period then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their reports dated February 28, 2025 and March 12, 2024.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2025, by correspondence with the custodians and portfolio companies when replies were not received, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2025.
Chicago, Illinois
March 6, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Monroe Capital Income Plus Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Monroe Capital Income Plus Corporation and its subsidiaries (collectively, the Company), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2024, by correspondence with the custodians, portfolio companies, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor from 2018 to 2025.
Chicago, Illinois
February 28, 2025

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors of
Monroe Capital Income Plus Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of Monroe Capital Income Plus Corporation and its Subsidiaries (collectively, the Company) for the year ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Chicago, Illinois
March 12, 2024

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$5,511,585	$3,863,218
Non-controlled affiliate company investments	308,170	145,755
Total investments, at fair value (amortized cost of: $5,913,363 and $4,002,785, respectively)	5,819,755	4,008,973
Cash and cash equivalents	69,216	129,634
Restricted cash and cash equivalents	147,031	124,390
Net unrealized gain on foreign currency forward contracts	—	1,501
Interest and dividend receivable	65,242	39,387
Receivable for unsettled trades	27,213	—
Other assets	1,831	1,265
Total assets	6,130,288	4,305,150
Liabilities
Debt	3,224,163	2,151,713
Less: Unamortized debt issuance costs	(30,656)	(23,351)
Total debt, less unamortized debt issuance costs	3,193,507	2,128,362
Interest payable	35,001	21,325
Net unrealized loss on foreign currency forward contracts	3,172	—
Payable for unsettled trades	12,492	53,458
Base management fees payable	18,480	12,761
Incentive fees payable	9,187	9,540
Accounts payable and accrued expenses	27,870	19,977
Total liabilities	3,299,709	2,245,423
Commitments and contingencies (See Note 12)
Net Assets
Common stock, $0.001 par value, 600,000 and 300,000 shares authorized, 286,677 and 198,704 shares issued and outstanding, respectively	$287	$199
Capital in excess of par value	2,920,900	2,018,583
Accumulated undistributed (overdistributed) earnings	(90,608)	40,945
Total net assets	$2,830,579	$2,059,727
Total liabilities and total net assets	$6,130,288	$4,305,150
Net asset value per share	$9.87	$10.37
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$496,500	$377,064	211,362
Payment-in-kind interest income	17,739	15,217	7,637
Dividend income	2,191	1,549	569
Other income	2,443	10,887	2,019
Total investment income from non-controlled/non-affiliate company investments	518,873	404,717	221,587
Non-controlled affiliate company investments:
Interest income	6,939	5,501	2,835
Payment-in-kind interest income	3,294	651	57
Dividend income	4,755	50	—
Other income	63	—	165
Total investment income from non-controlled affiliate company investments	15,051	6,202	3,057
Total investment income	533,924	410,919	224,644
Operating expenses:
Interest and other debt financing expenses	184,241	132,244	61,928
Base management fees	65,688	42,930	23,875
Incentive fees	32,362	29,497	16,365
Professional fees	4,375	2,562	1,790
Administrative service fees	4,591	2,961	1,731
General and administrative expenses	5,090	3,519	2,364
Directors’ fees	150	150	91
Total operating expenses	296,497	213,863	108,144
Net investment income before income taxes	237,427	197,056	116,500
Income taxes, including excise taxes	624	1,206	614
Net investment income	236,803	195,850	115,886
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(5,329)	3,031	(403)
Non-controlled/affiliate company investments	—	(38)	—
Foreign currency forward contracts	(1,271)	(308)	1,755
Foreign currency and other transactions	1,293	(467)	272
Net realized gain (loss)	(5,307)	2,218	1,624
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(75,240)	13,437	(1,242)
Non-controlled/affiliate company investments	(24,556)	(12,352)	2,701
Foreign currency forward contracts	(4,673)	4,588	(4,383)
Foreign currency and other transactions	(9,290)	2,732	(28)
Net change in unrealized gain (loss)	(113,759)	8,405	(2,952)
Net gain (loss)	(119,066)	10,623	(1,328)
Net increase (decrease) in net assets resulting from operations	$117,737	$206,473	$114,558
Per common share data:
Net investment income per share - basic and diluted	$0.96	$1.20	$1.21
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.48	$1.27	$1.19
Weighted average common shares outstanding - basic and diluted	245,976	163,042	96,102
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2022	74,533	$75	$744,404	$10,437	$754,916
Net investment income	—	—	—	115,886	115,886
Net realized gain (loss)	—	—	—	1,624	1,624
Net change in unrealized gain (loss)	—	—	—	(2,952)	(2,952)
Issuances of common stock	52,940	53	540,918	—	540,971
Repurchases of common stock	(4,240)	(5)	(43,337)	—	(43,342)
Distributions declared to stockholders	—	—	—	(105,328)	(105,328)
Stock issued in connection with dividend reinvestment plan	4,000	4	40,888	—	40,892
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(495)	495	—
Balances at December 31, 2023	127,233	$127	$1,282,378	$20,162	$1,302,667

Net investment income	—	$—	$—	$195,850	$195,850
Net realized gain (loss)	—	—	—	2,218	2,218
Net change in unrealized gain (loss)	—	—	—	8,405	8,405
Issuances of common stock	69,595	70	717,762	—	717,832
Repurchases of common stock	(5,824)	(6)	(60,053)	—	(60,059)
Distributions declared to stockholders	—	—	—	(186,789)	(186,789)
Stock issued in connection with dividend reinvestment plan	7,700	8	79,595	—	79,603
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,099)	1,099	—
Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727

Net investment income	—	$—	$—	$236,803	$236,803
Net realized gain (loss)	—	—	—	(5,307)	(5,307)
Net change in unrealized gain (loss)	—	—	—	(113,759)	(113,759)
Issuances of common stock	89,916	90	920,352	—	920,442
Repurchases of common stock	(12,642)	(13)	(127,739)	—	(127,752)
Distributions declared to stockholders	—	—	—	(249,201)	(249,201)
Stock issued in connection with dividend reinvestment plan	10,699	11	109,615	—	109,626
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	89	(89)	—
Balances at December 31, 2025	286,677	$287	$2,920,900	$(90,608)	$2,830,579
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$117,737	$206,473	$114,558
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	5,329	(2,993)	403
Net realized (gain) loss on foreign currency forward contracts	1,271	308	(1,755)
Net realized (gain) loss on foreign currency and other transactions	(1,293)	467	(272)
Net change in unrealized (gain) loss on investments	99,796	(1,085)	(1,459)
Net change in unrealized (gain) loss on foreign currency forward contracts	4,673	(4,588)	4,383
Net change in unrealized (gain) loss on foreign currency and other transactions	9,290	(2,732)	28
Payment-in-kind interest capitalized	(22,052)	(15,876)	(7,694)
Net accretion of discounts and amortization of premiums	(13,580)	(9,895)	(5,713)
Purchases of investments	(2,836,465)	(2,127,010)	(1,223,968)
Proceeds from principal payments and sale of investments and settlement of forward contracts	956,212	677,378	181,287
Amortization of debt issuance costs	9,744	9,429	5,741
Changes in operating assets and liabilities:
Interest and dividend receivable	(25,855)	(12,573)	(16,258)
Receivable for unsettled trades	(27,213)	—	—
Other assets	(566)	140	8,085
Interest payable	13,676	6,910	7,126
Payable for unsettled trades	(40,966)	(3,997)	43,765
Base management fees payable	5,719	5,321	3,188
Incentive fees payable	(353)	4,220	2,016
Accounts payable and accrued expenses	7,893	7,454	2,818
Net cash provided by (used in) operating activities	(1,737,003)	(1,262,649)	(883,721)
Cash flows from financing activities:
Borrowings on debt	4,123,901	2,915,521	1,679,829
Repayments of debt	(3,060,756)	(2,009,017)	(1,195,312)
Proceeds from short-term borrowings	—	—	180,198
Repayments of short-term borrowings	—	—	(180,198)
Debt issuance costs capitalized	(17,049)	(18,168)	(8,439)
Proceeds from issuance of common stock	920,442	717,832	540,971
Repurchases of common stock	(127,752)	(60,059)	(43,342)
Stockholder distributions paid	(139,575)	(107,186)	(64,436)
Net cash provided by (used in) financing activities	1,699,211	1,438,923	909,271
Net increase (decrease) in cash and restricted cash and cash equivalents	(37,792)	176,274	25,550
Effect of foreign currency exchange rates	15	(5)	1
Cash and restricted cash and cash equivalents, beginning of year	254,024	77,755	52,204
Cash and restricted cash and cash equivalents, end of year	$216,247	$254,024	$77,755
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$160,821	$115,905	$49,061
Cash paid for income taxes, including excise taxes, during the year	$1,383	$606	$289
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$109,626	$79,603	$40,892
Non-cash purchases of investments	$—	$2,100	$—

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$69,216	$129,634	$17,586
Restricted cash and cash equivalents	147,031	124,390	60,169
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$216,247	$254,024	$77,755
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Air Transport Components Acquisition, LLC	(8)	SF	4.50%	8.49%	6/18/2025	6/18/2031	7,000	$6,918	$7,000	0.2%
Air Transport Components Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.34%	6/18/2025	6/18/2031	5,600	1,400	1,400	0.0%
Air Transport Components Acquisition, LLC (Revolver)	(19)	SF	4.50%	8.34%	6/18/2025	6/18/2031	2,100	—	—	0.0%
API Holdings III Corp.		SF	7.00%	4.67% Cash/ 6.00% PIK	11/3/2023	3/25/2027	166	166	170	0.0%
Engineering Research and Consulting, LLC		SF	5.00%	8.67%	8/14/2025	8/29/2031	7,960	7,807	5,811	0.2%
							22,826	16,291	14,381	0.4%
Automotive
American Auto Auction Group, LLC		SF	4.50%	8.17%	10/3/2025	5/28/2032	9,975	10,072	9,824	0.3%
Burgess Point Purchaser Corporation	(6)	SF	5.35%	9.19%	6/30/2022	7/25/2029	4,850	4,555	4,143	0.1%
Excel Testing and Engineering Holdings LLC	(8)	SF	4.50%	8.19%	12/22/2025	12/22/2031	3,000	2,970	2,970	0.1%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.19%	12/22/2025	12/22/2031	5,000	—	—	0.0%
Excel Testing and Engineering Holdings LLC (Revolver)	(19)	SF	4.50%	8.19%	12/22/2025	12/22/2031	1,000	—	—	0.0%
First Brands Group, LLC	(21)	SF	10.00%	5.39% Cash/ 8.45% PIK	10/2/2025	6/29/2026	13,935	11,577	3,379	0.1%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.35%	9.22%	8/2/2021	11/1/2028	9,600	9,537	9,600	0.3%
Lifted Trucks Holdings, LLC	(8)	SF	5.35%	9.22%	8/11/2025	11/1/2028	11,907	11,745	11,907	0.4%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.35%	9.22%	8/2/2021	11/1/2028	3,175	1,190	1,190	0.0%
Panda Acquisition, LLC		SF	8.60%	12.47% PIK	12/20/2022	10/18/2030	11,396	10,402	9,630	0.3%
Power Stop, LLC	(11)	SF	4.85%	8.55%	3/26/2024	1/26/2029	5,445	5,145	4,584	0.2%
							79,283	67,193	57,227	1.8%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	13.62%	7/29/2021	7/29/2026	10,125	9,672	4,452	0.2%
StarCompliance MidCo, LLC	(9)(27)	SF	5.85%	9.52%	5/31/2023	1/12/2027	441	437	441	0.0%
StarCompliance MidCo, LLC	(7)(9)(27)(46)	SF	5.85%	9.52%	1/12/2021	1/12/2027	27,375	27,251	27,375	1.0%
StarCompliance MidCo, LLC	(7)(46)	SF	5.85%	9.52%	10/12/2021	1/12/2027	4,253	4,234	4,253	0.2%
StarCompliance MidCo, LLC	(46)	SF	5.85%	9.52%	12/12/2024	1/12/2027	2,509	2,484	2,509	0.1%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	5.85%	9.52%	1/12/2021	1/12/2027	4,234	1,651	1,651	0.1%
							48,937	45,729	40,681	1.6%
Beverage, Food & Tobacco
Alpine Pet OpCo, LLC	(8)	SF	5.00%	8.87%	11/18/2025	11/18/2031	22,000	21,728	21,725	0.8%
Alpine Pet OpCo, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.87%	11/18/2025	11/18/2031	11,000	—	—	0.0%
Alpine Pet OpCo, LLC (Revolver)	(19)	SF	5.00%	8.87%	11/18/2025	11/18/2031	8,800	—	—	0.0%
Caputo Cheese Interco Corp.	(8)	SF	5.00%	8.87%	6/30/2025	6/30/2030	14,962	14,750	15,000	0.6%
Caputo Cheese Interco Corp. (Revolver)	(19)	SF	5.00%	8.87%	6/30/2025	6/30/2030	2,500	750	750	0.0%
Demakes Borrower, LLC	(8)	SF	6.00%	9.67%	12/15/2023	12/12/2029	4,780	4,695	4,780	0.2%
Izzio Artisan Bakery, LLC	(9)(11)	SF	6.25%	9.97%	9/27/2024	9/27/2029	14,319	14,092	14,369	0.6%
Izzio Artisan Bakery, LLC	(6)(8)	SF	6.25%	9.97%	9/27/2024	9/27/2029	10,282	10,282	10,318	0.4%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.97%	8/15/2025	9/27/2029	31,008	18,994	19,060	0.7%
Max US Bidco Inc.		SF	5.00%	8.67%	8/1/2025	10/2/2030	9,949	9,916	7,796	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Nellson Nutraceutical, LLC	(8)(27)	SF	5.75%	9.42%	5/9/2025	4/17/2031	24,938	$24,588	$25,025	0.9%
Nellson Nutraceutical, LLC	(8)	SF	5.75%	9.42%	4/17/2025	4/17/2031	7,403	7,300	7,429	0.3%
Nellson Nutraceutical, LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.42%	4/17/2025	4/17/2031	1,953	—	—	0.0%
Nellson Nutraceutical, LLC (Revolver)	(19)	SF	5.75%	9.42%	4/17/2025	4/17/2031	5,078	1,094	1,098	0.0%
PFI Lower Midco, LLC	(8)	SF	4.00%	7.87%	11/14/2025	12/1/2030	5,500	5,445	5,548	0.2%
SCP Baked Goods Holdings, LLC	(8)	SF	4.75%	8.42%	5/1/2025	5/1/2031	8,955	8,849	8,964	0.3%
SCP Baked Goods Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	5/1/2025	5/1/2031	3,750	—	—	0.0%
SCP Baked Goods Holdings, LLC (Revolver)	(19)	SF	4.75%	8.42%	5/1/2025	5/1/2031	1,250	—	—	0.0%
							188,427	142,483	141,862	5.3%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	6.09% Cash/ 4.00% PIK	3/31/2025	8/11/2027	5,480	5,143	5,644	0.2%
Adept AG Holdings, LLC	(21)	SF	6.15%	5.84% Cash/ 4.00% PIK	3/31/2025	8/11/2027	4,402	4,083	4,533	0.2%
Automated Industrial Robotics US HoldCo Inc.	(12)(24)	n/a	n/a	n/a	8/5/2025	8/5/2032	2,928	2,857	2,935	0.1%
Automated Industrial Robotics US HoldCo Inc.	(12)(23)	SN	5.00%	8.97%	8/5/2025	8/5/2032	5,862	5,728	5,876	0.2%
Automated Industrial Robotics US HoldCo Inc.	(8)	SF	5.00%	8.90%	8/5/2025	8/5/2032	5,778	5,721	5,792	0.2%
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	(19)(20)	n/a	n/a	n/a	8/5/2025	8/5/2032	11,111	3,972	3,982	0.1%
Automated Industrial Robotics US HoldCo Inc. (Revolver)	(19)	SF	5.00%	7.13%	8/5/2025	8/5/2032	4,445	—	—	0.0%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.25%	9.97%	12/22/2023	12/21/2029	49,250	48,530	49,250	1.7%
BLP Buyer, Inc.	(6)	SF	6.25%	9.97%	5/8/2024	12/21/2029	1,876	1,847	1,876	0.1%
BLP Buyer, Inc.	(27)	SF	6.25%	9.97%	12/21/2023	12/21/2029	5,925	5,925	5,925	0.2%
BLP Buyer, Inc.	(8)	SF	6.25%	10.29%	8/29/2025	12/21/2029	1,080	1,064	1,083	0.0%
BLP Buyer, Inc.	(8)	SF	6.25%	9.97%	9/26/2025	12/21/2029	1,500	1,479	1,505	0.1%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.25%	9.97%	12/22/2023	12/21/2029	6,849	5,225	5,225	0.2%
CGI Automated Manufacturing, LLC	(6)	SF	7.11%	10.83%	9/9/2022	12/17/2028	8,743	8,680	8,710	0.3%
CGI Automated Manufacturing, LLC	(6)	SF	7.11%	10.83%	9/30/2022	12/17/2028	5,563	5,532	5,542	0.2%
CGI Automated Manufacturing, LLC	(6)	SF	7.11%	10.83%	9/9/2022	12/17/2028	10,645	10,558	10,605	0.4%
Cleanova US Holdings LLC	(12)(41)	SF	4.75%	8.48%	6/17/2025	6/12/2032	14,250	13,781	14,321	0.6%
Crusoe Energy Systems LLC		n/a	n/a	15.00%	11/13/2025	11/13/2029	14,813	15,101	15,109	0.6%
Crusoe Energy Systems LLC		n/a	n/a	13.00%	11/13/2025	11/13/2029	12,203	12,440	12,447	0.4%
DS Parent, Inc.	(27)	SF	5.50%	9.17%	12/15/2023	1/31/2031	19,700	18,901	18,119	0.6%
IMMEC Buyer	(8)	SF	5.00%	8.87%	9/19/2025	8/13/2031	8,900	8,772	8,900	0.3%
IMMEC Buyer (Delayed Draw)	(19)(20)	SF	5.00%	8.87%	8/13/2025	8/13/2031	4,248	—	—	0.0%
IMMEC Buyer (Revolver)	(19)	SF	5.00%	8.87%	8/13/2025	8/13/2031	2,124	212	212	0.0%
Incompass, LLC		SF	7.75%	11.54%	12/20/2024	11/27/2028	2,066	2,031	2,117	0.1%
Incompass, LLC	(6)(10)	SF	7.75%	11.54%	11/27/2023	11/27/2028	23,520	23,138	24,096	0.9%
PrecisionX Group, LLC	(8)	SF	6.76%	10.75%	8/16/2024	6/30/2028	2,526	2,482	2,536	0.1%
PrecisionX Group, LLC	(8)(10)(11)	SF	6.76%	10.75%	6/30/2023	6/30/2028	15,640	15,412	15,640	0.6%
PrecisionX Group, LLC	(8)	SF	6.76%	10.75%	5/20/2024	6/30/2028	8,004	7,868	8,034	0.3%
PrecisionX Group, LLC	(27)	SF	6.76%	10.75%	6/30/2023	6/30/2028	5,929	5,929	5,929	0.2%
PrecisionX Group, LLC	(27)	SF	6.76%	10.75%	5/20/2024	6/30/2028	5,944	5,944	5,966	0.2%
PrecisionX Group, LLC	(6)	SF	6.76%	10.75%	8/16/2024	6/30/2028	3,721	3,721	3,735	0.1%
PrecisionX Group, LLC	(6)	SF	6.50%	10.49%	8/15/2025	6/30/2028	1,797	1,773	1,803	0.1%
PrecisionX Group, LLC (Revolver)	(19)	SF	6.76%	10.75%	6/30/2023	6/30/2028	3,002	600	600	0.0%
Tavoron Buyer Corp.	(27)	SF	5.00%	8.99%	2/21/2025	1/22/2031	7,562	7,462	7,600	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Tavoron Buyer Corp. (Delayed Draw)	(19)(20)	SF	5.00%	8.99%	1/22/2025	1/22/2031	8,023	$1,065	$1,070	0.0%
Tavoron Buyer Corp. (Revolver)	(12)(19)(22)	SF	5.00%	8.99%	1/22/2025	1/22/2031	195	—	—	0.0%
Tavoron Buyer Corp. (Revolver)	(19)	SF	5.00%	8.99%	1/22/2025	1/22/2031	1,338	—	—	0.0%
							296,942	262,976	266,717	9.6%
Chemicals, Plastics & Rubber
EMCO Holdco LLC		SF	5.00%	8.72%	12/9/2025	12/9/2032	43,150	42,719	42,719	1.5%
EMCO Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.72%	12/9/2025	12/9/2032	8,440	—	—	0.0%
EMCO Holdco LLC (Revolver)	(19)	SF	5.00%	8.72%	12/9/2025	12/9/2030	11,037	—	—	0.0%
Resin Solutions LLC	(8)	SF	5.00%	8.74%	8/15/2025	8/15/2031	10,973	10,867	10,973	0.4%
Resin Solutions LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.74%	8/15/2025	8/15/2031	2,241	—	—	0.0%
Resin Solutions LLC (Revolver)	(19)	SF	5.00%	8.74%	8/15/2025	8/15/2031	1,222	—	—	0.0%
							77,063	53,586	53,692	1.9%
Construction & Building
Guardian Restoration Partners Buyer, LLC	(10)(46)	SF	5.00%	8.67%	11/14/2024	11/1/2031	11,910	11,781	11,910	0.4%
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	11/1/2024	11/1/2031	19,932	16,641	16,641	0.6%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	5.00%	8.67%	11/1/2024	11/1/2031	3,000	2,480	2,480	0.1%
Harlem Acquisition, LLC	(8)(11)	SF	4.75%	8.74%	11/26/2024	11/7/2030	31,760	31,289	32,078	1.1%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.44%	11/7/2024	11/7/2030	9,143	5,059	5,110	0.2%
Harlem Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.65%	11/7/2024	11/7/2030	6,095	914	914	0.0%
MEI Buyer LLC	(8)(11)(46)	SF	4.25%	7.97%	6/30/2023	6/29/2029	25,032	24,533	25,283	0.9%
MEI Buyer LLC	(10)(11)	SF	4.25%	7.97%	1/9/2024	6/30/2029	14,055	13,959	14,196	0.5%
MEI Buyer LLC	(8)	SF	4.25%	7.99%	6/30/2023	6/29/2029	4,003	4,003	4,043	0.1%
MEI Buyer LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.03%	3/27/2025	6/29/2029	8,935	2,225	2,248	0.1%
MEI Buyer LLC (Revolver)	(19)	SF	4.25%	7.97%	6/30/2023	6/29/2029	5,253	—	—	0.0%
Mooring Primary, LLC	(8)(27)	SF	5.25%	9.12%	4/24/2025	4/1/2031	13,857	13,665	13,885	0.5%
Mooring Primary, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.12%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Mooring Primary, LLC (Revolver)	(19)	SF	5.25%	9.12%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Premier Roofing L.L.C.	(21)	SF	9.65%	11.49% Cash/ 2.00% PIK	8/31/2020	12/31/2026	3,042	3,042	1,533	0.1%
Premier Roofing L.L.C. (Revolver)	(19)(21)	SF	9.65%	11.34% Cash/ 2.00% PIK	8/31/2020	12/31/2026	1,715	1,137	572	0.0%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.34%	4/19/2021	4/17/2026	4,298	4,291	4,298	0.2%
TCFIII OWL Buyer LLC	(8)	SF	5.61%	9.34%	4/19/2021	4/17/2026	5,248	5,248	5,248	0.2%
TCFIII OWL Buyer LLC	(7)(8)	SF	5.61%	9.34%	12/17/2021	4/17/2026	4,710	4,702	4,710	0.2%
Water Buyer, LLC	(10)	SF	5.25%	8.94%	8/8/2024	8/8/2030	9,875	9,754	9,890	0.3%
Water Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.94%	8/8/2024	8/8/2030	6,000	—	—	0.0%
Water Buyer, LLC (Revolver)	(19)	SF	5.25%	8.97%	8/8/2024	8/8/2030	3,000	400	400	0.0%
							203,529	155,123	155,439	5.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.	(7)	SF	7.90%	9.75% Cash/ 2.00% PIK	8/3/2021	1/29/2027	11,185	$11,150	$8,207	0.3%
Independence Buyer, Inc. (Revolver)	(19)	SF	7.85%	9.72% Cash/ 2.00% PIK	8/3/2021	1/29/2027	1,482	1,241	911	0.0%
Ivanti Software, Inc.	(34)	SF	5.75%	9.64%	5/14/2025	6/1/2029	—	4	—	0.0%
Recycled Plastics Industries, LLC	(7)(8)	SF	6.85%	10.72%	8/4/2021	8/4/2026	4,161	4,147	4,161	0.1%
Recycled Plastics Industries, LLC (Revolver)	(19)	SF	6.85%	10.72%	8/4/2021	8/4/2026	446	—	—	0.0%
SonicWall US Holdings Inc.	(34)	SF	5.00%	8.67%	10/7/2024	5/18/2028	15,881	15,811	10,422	0.4%
Syniverse Holdings, LLC	(12)	SF	7.00%	10.67%	3/4/2025	5/13/2027	11,872	11,835	11,498	0.4%
							45,027	44,188	35,199	1.2%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(8)(9)	SF	6.61%	10.49%	5/18/2021	5/18/2026	13,405	13,374	13,331	0.5%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(9)	SF	6.61%	10.49%	12/15/2021	5/18/2026	2,461	2,455	2,447	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(6)	SF	6.61%	10.49%	8/12/2022	5/18/2026	6,677	6,658	6,640	0.2%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(7)	SF	6.61%	10.49%	8/12/2022	5/18/2026	2,884	2,884	2,868	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(8)	SF	6.61%	10.49%	3/3/2025	5/18/2026	2,740	2,728	2,725	0.1%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	(19)	SF	6.61%	10.49%	5/18/2021	5/18/2026	2,222	889	884	0.0%
Excelligence Learning Corporation	(6)	SF	5.75%	9.42%	3/15/2024	1/18/2030	11,987	11,805	10,414	0.4%
Excelligence Learning Corporation (Revolver)	(19)	SF	5.75%	9.42%	3/15/2024	1/18/2030	3,408	548	476	0.0%
Gibson Brands, Inc.	(8)	SF	5.11%	8.85%	4/19/2024	8/13/2028	14,342	14,166	13,093	0.5%
Niteo Products, LLC	(8)	SF	5.25%	9.02%	12/4/2025	12/4/2031	23,500	23,153	23,148	0.8%
Niteo Products, LLC (Revolver)	(19)	SF	5.25%	9.02%	12/4/2025	12/4/2031	4,578	—	—	0.0%
The Kyjen Company, LLC	(6)(7)(21)	SF	7.75%	10.61% Cash/ 1.00% PIK	5/14/2021	4/3/2026	2,970	2,928	2,153	0.1%
The Kyjen Company, LLC	(21)	SF	7.50%	10.61% Cash/ 1.00% PIK	9/13/2022	4/3/2026	5	5	5	0.0%
The Kyjen Company, LLC (Revolver)	(19)(21)	SF	7.75%	10.61% Cash/ 1.00% PIK	5/14/2021	4/3/2026	315	—	—	0.0%
Thrasio, LLC	(21)	SF	10.11%	13.84% PIK	6/18/2024	6/18/2029	574	574	574	0.0%
							92,068	82,167	78,758	2.8%
Containers, Packaging & Glass
Assembly Buyer, LLC	(8)(46)	SF	4.75%	8.74%	6/30/2025	6/30/2031	16,000	15,845	16,000	0.6%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.74%	6/30/2025	6/30/2031	7,111	—	—	0.0%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.74%	7/2/2025	6/30/2031	853	—	—	0.0%
Assembly Buyer, LLC (Revolver)	(19)	SF	4.75%	8.74%	6/30/2025	6/30/2031	2,667	—	—	0.0%
B2B Industrial Products LLC	(6)	SF	6.90%	10.57%	12/6/2022	10/7/2026	9,523	9,469	9,356	0.3%
B2B Industrial Products LLC	(6)	SF	6.90%	10.57%	4/4/2023	10/7/2026	2,204	2,190	2,166	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)(46)	SF	5.65%	9.64%	11/27/2024	12/17/2027	13,978	13,925	13,978	0.6%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.64%	11/27/2024	12/17/2027	1,472	1,472	1,472	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.64%	12/1/2025	12/17/2027	6,641	6,641	6,641	0.2%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.64%	12/1/2025	12/17/2027	3,577	3,577	3,577	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	5.65%	9.32%	11/27/2024	12/17/2027	6,114	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(36)	SF	5.65%	9.32%	11/27/2024	12/17/2027	4,076	$2,744	$2,744	0.1%
Polychem Acquisition, LLC		SF	5.61%	5.33% Cash/ 4.00% PIK	4/8/2019	8/15/2026	1,961	1,961	1,582	0.1%
							76,177	57,824	57,516	2.2%
Environmental Industries
PNE Interco LLC	(6)(7)(8)(11)	SF	5.75%	9.74%	2/12/2024	2/12/2030	13,790	13,585	13,790	0.6%
PNE Interco LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.59%	2/12/2024	2/12/2030	5,303	4,419	4,419	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.75%	9.59%	2/12/2024	2/12/2030	5,899	—	—	0.0%
Quest Resource Management Group, LLC		SF	7.61%	11.49%	12/30/2024	6/28/2030	14,192	14,039	12,841	0.6%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	7.61%	11.49%	12/30/2024	6/28/2030	6,944	—	—	0.0%
Trilon Group, LLC	(7)(8)(9)(10)(46)	SF	4.75%	8.65%	3/31/2025	5/25/2029	11,565	11,565	11,599	0.4%
Trilon Group, LLC	(8)	SF	4.75%	8.65%	4/15/2024	5/25/2029	3,553	3,502	3,563	0.1%
Trilon Group, LLC	(8)(46)	SF	4.75%	8.65%	4/15/2024	5/25/2029	11,980	11,980	12,016	0.4%
Trilon Group, LLC	(8)	SF	4.75%	8.65%	9/12/2023	5/25/2029	365	365	365	0.0%
Trilon Group, LLC	(8)(27)	SF	4.75%	8.65%	3/25/2025	5/25/2029	10,107	10,021	10,137	0.4%
Trilon Group, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.65%	3/12/2025	5/25/2029	10,157	2,844	2,853	0.1%
Trilon Group, LLC (Revolver)	(19)	SF	4.75%	8.65%	9/12/2023	5/25/2029	4,874	—	—	0.0%
Volt Bidco, Inc.		SF	6.50%	10.17% PIK	8/11/2021	8/11/2027	10,171	10,106	9,809	0.3%
Volt Bidco, Inc.	(11)	SF	6.50%	10.17% PIK	8/11/2021	8/11/2027	1,912	1,912	1,844	0.1%
Volt Bidco, Inc.	(27)	SF	6.50%	10.17% PIK	9/17/2024	8/11/2027	793	793	765	0.0%
Volt Bidco, Inc.	(27)	SF	6.50%	10.17% PIK	12/28/2023	8/11/2027	1,099	1,099	1,060	0.0%
Volt Bidco, Inc. (Revolver)	(19)	SF	6.50%	10.17% PIK	8/11/2021	8/11/2027	956	—	—	0.0%
							113,660	86,230	85,061	3.2%
FIRE: Finance
Arax Midco, LLC	(8)(9)(10)(12)	SF	5.00%	8.67%	4/11/2024	4/11/2029	13,400	13,292	13,400	0.6%
Arax Midco, LLC	(8)(12)	SF	5.00%	8.72%	5/30/2025	4/11/2029	4,455	4,422	4,455	0.2%
Arax Midco, LLC (Delayed Draw)	(12)(19)(20)	SF	5.00%	8.87%	5/30/2025	4/11/2029	5,522	167	167	0.0%
Arax Midco, LLC (Revolver)	(12)(19)	SF	5.00%	8.74%	4/11/2024	4/11/2029	1,293	181	181	0.0%
Band Finance LLC and Anderson Global Luxembourg SCSp	(6)(8)(9)	SF	5.25%	9.12%	9/5/2025	8/5/2031	36,500	36,058	36,507	1.3%
Band Finance LLC and Anderson Global Luxembourg SCSp	(12)(39)	SF	5.25%	9.12%	8/6/2025	8/6/2031	13,905	13,905	13,908	0.6%
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	(12)(19)(20)(39)	SF	5.25%	9.01%	11/13/2025	8/5/2031	9,832	4,863	4,863	0.2%
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	(12)(19)(39)	SF	5.25%	9.01%	8/6/2025	8/5/2031	5,214	521	521	0.0%
Beckway Acquisition, Inc.	(8)	SF	4.75%	8.54%	8/29/2025	8/29/2030	8,000	7,886	8,000	0.3%
Beckway Acquisition, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.54%	8/29/2025	8/29/2030	5,714	—	—	0.0%
Beckway Acquisition, Inc. (Revolver)	(19)	SF	4.75%	8.54%	8/29/2025	8/29/2030	1,429	—	—	0.0%
Bench Walk Lead, LLC	(12)	SF	11.00%	14.69%	6/9/2023	6/14/2027	26,962	26,940	27,114	1.0%
Bench Walk Lead, LLC	(12)	SF	11.00%	14.69%	6/9/2023	6/14/2027	1,594	1,594	1,603	0.1%
Bench Walk Lead, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	15.00%	1/22/2025	1/22/2031	8,581	4,181	4,181	0.1%
BW 51f, L.P.	(12)	SF	8.00%	11.99%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.3%
Cpex Purchaser, LLC	(7)(9)(46)	SF	6.00%	10.12%	8/26/2022	2/28/2030	36,000	35,458	35,964	1.3%
Cpex Purchaser, LLC	(46)	SF	5.50%	9.22%	3/26/2025	2/28/2030	6,448	6,390	6,441	0.2%
Cpex Purchaser, LLC	(46)	SF	6.00%	9.72%	9/30/2021	2/28/2030	4,061	4,061	4,057	0.1%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.22%	3/26/2025	2/28/2030	4,320	2,746	2,743	0.1%
Cpex Purchaser, LLC (Revolver)	(19)	SF	6.00%	9.72%	9/30/2021	2/28/2030	13,935	12,194	12,194	0.4%
GC Champion Acquisition LLC	(7)(8)	SF	5.00%	9.22%	8/19/2022	8/18/2028	19,904	19,775	19,904	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
GC Champion Acquisition LLC	(6)	SF	5.00%	9.22%	8/19/2022	8/18/2028	3,530	$3,530	$3,530	0.1%
GC Champion Acquisition LLC	(6)	SF	5.00%	9.22%	8/1/2023	8/18/2028	10,590	10,401	10,590	0.4%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.22%	8/19/2024	8/18/2028	3,430	—	—	0.0%
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,206	3,543	3,556	0.1%
J2 BWA Funding LLC (Revolver)	(12)(19)	n/a	n/a	10.00%	12/14/2020	12/24/2026	1,748	1,706	1,706	0.1%
Protecht Group Holdings Pty Ltd	(12)(25)(35)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	21,354	20,949	21,140	0.7%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(25) (35)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	5,338	—	—	0.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(25) (35)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	2,349	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(35)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	1,600	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(25)(35)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	1,068	—	—	0.0%
Resolute Investment Managers, Inc.		SF	6.76%	10.43%	6/30/2025	10/30/2028	18,055	18,024	14,670	0.6%
SCP Intermediate Holdings, LLC	(8)(12)	SF	6.15%	9.82%	12/28/2022	12/28/2028	2,910	2,868	2,911	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	6.15%	9.82%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Tax Protection BuyCo, LLC	(10)(27)(46)	SF	4.75%	8.74%	4/1/2025	4/1/2031	23,880	23,549	23,892	0.8%
Tax Protection BuyCo, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.74%	4/1/2025	4/1/2031	4,706	—	—	0.0%
Tax Protection BuyCo, LLC (Revolver)	(19)	SF	4.75%	8.74%	4/1/2025	4/1/2031	5,882	—	—	0.0%
TEAM Public Choices, LLC	(6)	SF	5.15%	8.99%	8/23/2022	12/17/2027	4,423	4,326	4,421	0.2%
TEAM Public Choices, LLC	(11)	SF	5.26%	9.10%	1/25/2024	12/17/2027	1,469	1,465	1,468	0.1%
Tegra118 Wealth Solutions, Inc.	(12)	SF	4.00%	7.89%	3/6/2025	2/18/2027	1,767	1,764	1,751	0.1%
Transnetwork LLC	(11)(27)(46)	SF	4.75%	8.42%	11/20/2023	12/29/2030	15,561	15,386	14,784	0.6%
							376,882	311,145	309,622	11.4%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	6.51%	10.33%	9/24/2024	3/12/2028	755	642	704	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.34%	12/22/2021	12/22/2027	7,203	7,147	7,202	0.3%
InsideRE, LLC	(9)	SF	5.65%	9.34%	12/22/2021	12/22/2027	2,799	2,799	2,799	0.1%
InsideRE, LLC (Delayed Draw)	(19)(20)	SF	5.65%	9.34%	3/7/2025	12/22/2027	767	382	382	0.0%
InsideRE, LLC (Revolver)	(19)	P	4.50%	11.25%	12/22/2021	12/22/2027	965	289	289	0.0%
Lessen LLC		SF	11.50%	15.17%	1/5/2023	1/5/2028	8,585	8,433	7,276	0.3%
							21,074	19,692	18,652	0.7%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	5.00%	8.69%	6/7/2023	6/7/2029	9,750	9,590	9,784	0.3%
Animal Dermatology Group, Inc.	(8)	SF	5.00%	8.69%	6/7/2023	6/7/2029	3,672	3,672	3,685	0.1%
Animal Dermatology Group, Inc.	(8)	SF	5.00%	8.69%	1/11/2024	6/7/2029	8,672	8,672	8,703	0.3%
Animal Dermatology Group, Inc.	(8)	SF	5.00%	8.69%	10/28/2024	6/7/2029	5,740	5,740	5,760	0.2%
Animal Dermatology Group, Inc.		SF	5.00%	8.69%	9/4/2025	6/7/2029	19,176	19,176	19,243	0.7%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.69%	12/5/2025	6/7/2029	20,164	—	—	0.0%
Animal Dermatology Group, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.69%	9/4/2025	6/7/2029	19,190	16,305	16,362	0.6%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	5.00%	8.69%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	4.85%	8.57%	5/6/2021	5/6/2028	3,168	3,150	3,169	0.1%
Appriss Health, LLC (Revolver)	(19)	SF	4.85%	8.57%	5/6/2021	5/6/2028	433	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	5.50%	9.19%	7/17/2023	7/17/2029	29,925	29,315	30,179	1.1%
Bluesight, Inc.	(27)	SF	5.50%	9.19%	10/15/2024	7/17/2029	3,903	3,857	3,936	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Bluesight, Inc.	(11)(46)	SF	5.50%	9.19%	12/31/2024	7/17/2029	26,022	$25,704	$26,243	0.9%
Bluesight, Inc. (Revolver)	(19)	SF	5.50%	9.19%	7/17/2023	7/17/2029	5,217	—	—	0.0%
Caravel Autism Health, LLC	(6)(11)(46)	SF	4.75%	8.44%	6/11/2024	6/11/2030	17,775	17,531	17,682	0.6%
Caravel Autism Health, LLC	(8)	SF	4.75%	8.44%	6/11/2024	6/11/2030	7,676	7,676	7,635	0.3%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.44%	4/16/2025	6/11/2030	10,268	3,628	3,609	0.1%
Caravel Autism Health, LLC (Revolver)	(19)	SF	4.75%	8.44%	6/11/2024	6/11/2030	9,000	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)	SF	6.85%	10.72%	6/30/2021	6/30/2026	13,209	13,170	13,116	0.6%
Dorado Acquisition, Inc.	(6)(7)	SF	6.90%	10.89%	11/27/2022	6/30/2026	10,951	10,905	10,874	0.4%
Dorado Acquisition, Inc. (Revolver)	(19)	SF	6.85%	10.72%	6/30/2021	6/30/2026	1,670	—	—	0.0%
FH BMX Buyer, Inc.		SF	4.75%	8.42%	6/21/2024	6/21/2031	8,933	8,821	9,022	0.3%
FH BMX Buyer, Inc.		SF	4.75%	8.53%	6/21/2024	6/21/2031	4,768	4,768	4,815	0.2%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.63%	6/9/2025	6/21/2031	7,166	5,107	5,158	0.2%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	11/7/2025	6/21/2031	6,933	—	—	0.0%
GBP CSTA Buyer LLC		SF	6.10%	10.06%	11/18/2025	11/18/2030	1,000	980	980	0.0%
GBP CSTA Buyer LLC (Revolver)	(19)	SF	6.10%	10.06%	11/18/2025	11/18/2030	444	—	—	0.0%
Golden State Buyer, Inc.	(8)	SF	4.85%	8.57%	8/25/2022	3/21/2027	9,431	9,373	9,437	0.3%
Helping Hands Childrens Services Management, LLC	(8)(10)	SF	4.50%	8.49%	11/5/2024	11/5/2030	11,443	11,320	11,443	0.4%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.49%	11/5/2024	11/5/2030	4,600	—	—	0.0%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.50%	8.49%	11/5/2024	11/5/2030	2,300	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.00%	10.85%	2/6/2024	2/1/2029	4,320	4,236	4,234	0.1%
KL Moon Acquisition, LLC		SF	7.00%	10.85%	2/1/2023	2/1/2029	10,075	9,906	9,873	0.3%
KL Moon Acquisition, LLC		SF	7.00%	10.85%	2/1/2023	2/1/2029	2,009	2,009	1,969	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.00%	10.85%	2/1/2023	2/1/2029	1,665	1,286	1,260	0.0%
Learn-It Systems, LLC	(6)	SF	5.25%	9.46%	7/10/2025	7/10/2031	51,239	50,474	52,263	1.8%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.12%	7/10/2025	7/10/2031	13,664	1,136	1,159	0.0%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.12%	7/10/2025	7/10/2031	2,733	—	—	0.0%
Learn-It Systems, LLC (Revolver)	(19)	SF	5.25%	9.12%	7/10/2025	7/10/2031	6,832	—	—	0.0%
Long Grove Pharmaceuticals, LLC		SF	8.00%	7.87% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,366	14,179	14,409	0.5%
Long Grove Pharmaceuticals, LLC (Delayed Draw)	(19)(20)	SF	8.00%	7.87% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	—	—	0.0%
NationsBenefits, LLC	(8)(10)(11)(27) (46)	SF	6.10%	9.97%	5/22/2025	8/26/2027	64,326	64,326	64,326	2.3%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	6.10%	10.03%	4/25/2025	8/26/2027	16,546	1,444	1,444	0.1%
NationsBenefits, LLC (Revolver)		SF	6.10%	9.97%	4/25/2025	8/26/2027	7,219	7,219	7,219	0.3%
NBPT Acquisition LLC	(27)	SF	5.00%	8.99%	3/17/2025	3/1/2030	20,886	20,699	20,886	0.7%
NBPT Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	3/3/2025	3/3/2030	8,074	664	664	0.0%
NBPT Acquisition LLC (Revolver)	(19)	SF	5.00%	8.73%	3/3/2025	3/1/2030	2,360	—	—	0.0%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	10.84%	10/4/2022	10/4/2028	14,162	14,009	12,596	0.5%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	10.84%	10/4/2022	10/4/2028	1,825	—	—	0.0%
PAI Middle Tier, LLC	(27)(46)	SF	4.50%	8.17%	2/21/2025	2/13/2032	17,661	17,420	17,838	0.6%
PAI Middle Tier, LLC (Revolver)	(19)	SF	4.50%	8.17%	2/13/2025	2/13/2032	3,765	538	538	0.0%
Phia Purchaser, LLC		SF	4.50%	8.29%	12/1/2025	12/1/2032	8,000	7,922	7,920	0.3%
Phia Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.29%	12/1/2025	12/1/2032	2,041	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(19)	SF	4.50%	8.29%	12/1/2025	12/1/2032	1,224	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ro Health, LLC	(27)	SF	4.50%	8.20%	2/21/2025	1/17/2031	3,713	$3,665	$3,726	0.1%
Ro Health, LLC (Revolver)	(19)	SF	4.50%	8.17%	1/17/2025	1/17/2031	1,067	320	320	0.0%
SCP ADV Infusion Purchaser, LLC	(8)	SF	4.75%	8.44%	8/15/2025	8/14/2031	9,476	9,362	9,615	0.4%
SCP ADV Infusion Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.62%	8/15/2025	8/14/2031	11,532	8,964	9,095	0.3%
SCP ADV Infusion Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.44%	8/15/2025	8/14/2031	4,622	—	—	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	9.32%	10/7/2022	10/5/2029	8,977	8,806	8,977	0.3%
SCP Eye Care Holdco, LLC		SF	5.60%	9.47%	4/1/2024	10/5/2029	10,084	9,932	10,084	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	9.32%	10/7/2022	10/5/2029	7,888	7,888	7,888	0.3%
SCP Eye Care Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.60%	9.32%	4/1/2024	10/5/2029	20,448	18,738	18,738	0.7%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	9.32%	10/7/2022	10/5/2029	1,442	—	—	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	9.77%	12/29/2023	6/30/2028	21,021	20,761	21,021	0.7%
SDG Mgmt Company, LLC		SF	6.10%	9.79%	12/29/2023	6/30/2028	8,491	8,491	8,491	0.3%
SDG Mgmt Company, LLC		SF	5.85%	9.67%	12/6/2024	7/1/2028	11,798	11,798	11,751	0.4%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	5.85%	9.69%	12/6/2024	7/1/2028	9,889	4,045	4,028	0.2%
SDG Mgmt Company, LLC		SF	5.85%	9.57%	12/6/2024	7/1/2028	7,925	7,925	7,893	0.3%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	5.85%	9.79%	12/6/2024	7/1/2028	1,981	495	493	0.0%
Seran BioScience, LLC	(7)(8)	SF	5.75%	9.74%	12/31/2020	7/8/2027	1,905	1,905	1,886	0.1%
Seran BioScience, LLC	(10)(11)	SF	5.75%	9.93%	8/21/2023	7/8/2027	227	227	225	0.0%
Seran BioScience, LLC	(8)	SF	5.75%	9.93%	7/8/2022	7/8/2027	431	431	427	0.0%
Seran BioScience, LLC (Revolver)	(19)	SF	5.75%	9.74%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	9.72%	7/21/2023	12/30/2027	149	149	140	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	9.72%	12/30/2021	12/30/2027	4,418	4,397	4,152	0.2%
SIP Care Services, LLC (Revolver)	(19)	SF	5.85%	9.72%	12/30/2021	12/30/2027	760	380	357	0.0%
The Smilist DSO, LLC	(8)(10)(11)	SF	6.00%	9.67%	4/4/2024	4/4/2029	28,366	27,898	28,522	1.0%
The Smilist DSO, LLC	(10)(46)	SF	6.00%	9.67%	4/4/2024	4/4/2029	7,669	7,669	7,711	0.3%
The Smilist DSO, LLC	(8)	SF	6.00%	9.67%	4/4/2024	4/4/2029	6,159	6,159	6,193	0.2%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	12/27/2024	4/4/2029	11,806	9,851	9,733	0.3%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	9.67%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.40%	10.25%	2/16/2022	8/16/2029	10,002	9,917	10,002	0.4%
TigerConnect, Inc.		SF	6.40%	10.25%	11/19/2024	8/16/2029	571	565	571	0.0%
TigerConnect, Inc.	(46)	SF	6.40%	10.25%	8/15/2025	8/16/2029	3,038	2,995	3,038	0.1%
TigerConnect, Inc.		SF	6.40%	10.25%	11/19/2024	8/16/2029	52	52	52	0.0%
TigerConnect, Inc.		SF	6.40%	10.25%	2/16/2022	8/16/2029	1,253	1,253	1,253	0.1%
TigerConnect, Inc. (Revolver)	(19)	SF	6.40%	10.25%	2/16/2022	8/16/2029	1,429	—	—	0.0%
Together Women's Health, LLC	(8)	SF	4.75%	8.42%	8/26/2025	8/26/2031	8,878	8,770	8,975	0.3%
Together Women's Health, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	8/26/2025	8/26/2031	8,380	1,135	1,148	0.0%
Together Women's Health, LLC (Revolver)	(19)	SF	4.75%	8.42%	8/26/2025	8/26/2031	1,552	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	30,000	29,802	29,604	1.1%
WebPT, Inc.	(7)	SF	6.35%	10.17%	8/28/2019	1/18/2028	4,975	4,973	4,750	0.2%
WebPT, Inc. (Revolver)	(19)	P	5.25%	12.00%	8/28/2019	1/18/2028	521	454	433	0.0%
Xpress Wellness, LLC	(6)	SF	5.50%	9.35%	5/8/2024	5/8/2030	39,600	38,976	38,985	1.4%
Xpress Wellness, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.36%	5/8/2024	5/8/2030	12,478	3,928	3,867	0.1%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.50%	9.20%	5/8/2024	5/8/2030	9,231	7,015	7,015	0.3%
							910,625	726,018	730,592	25.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
3C Buyer LLC	(8)	SF	6.60%	10.59%	2/28/2025	11/20/2028	1,596	$1,596	$1,596	0.1%
3C Buyer LLC	(8)	SF	5.35%	9.22%	2/28/2025	11/20/2028	812	802	812	0.0%
3C Buyer LLC	(8)	SF	6.10%	10.09%	2/28/2025	11/20/2028	2,922	2,922	2,922	0.1%
3C Buyer LLC	(8)(9)(10)	SF	6.10%	10.09%	2/28/2025	11/20/2028	1,618	1,618	1,618	0.1%
3C Buyer LLC (Revolver)		SF	6.10%	9.83%	2/28/2025	11/20/2028	2,653	2,653	2,653	0.1%
Accelevation LLC	(11)	SF	4.50%	8.37%	1/2/2025	1/2/2031	13,965	13,783	13,965	0.5%
Accelevation LLC	(8)	SF	4.50%	8.22%	9/5/2025	1/2/2031	984	975	984	0.0%
Accelevation LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.22%	1/2/2025	1/2/2031	5,240	3,371	3,371	0.1%
Accelevation LLC (Revolver)	(19)	SF	4.50%	8.23%	1/2/2025	1/2/2031	3,995	666	666	0.0%
Acquia Inc.	(7)	SF	5.65%	9.59%	11/1/2019	11/1/2026	15,430	15,426	15,430	0.5%
Acquia Inc.	(10)	SF	5.65%	9.59%	11/11/2023	11/1/2026	3,092	3,092	3,092	0.1%
Acquia Inc. (Revolver)		SF	5.65%	9.61%	11/1/2019	11/1/2026	588	588	588	0.0%
Arcserve Cayman Opco LP (Delayed Draw)	(19)(20)(21)	SF	8.11%	11.99% PIK	1/2/2024	1/2/2027	1,471	387	882	0.0%
BTRS Holdings Inc.	(9)(46)	SF	5.50%	9.17%	2/24/2025	12/15/2028	26,398	26,336	26,398	0.9%
BTRS Holdings Inc. (Revolver)	(19)	SF	5.50%	9.17%	2/24/2025	12/15/2028	4,510	2,577	2,577	0.1%
Cardinal Parent, Inc		SF	4.65%	8.32%	4/1/2025	11/12/2027	9,827	9,671	9,622	0.3%
Catalyst Data Holdings, Inc.	(10)(46)	SF	5.25%	9.24%	12/20/2024	12/20/2030	16,500	16,287	16,500	0.6%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.24%	12/20/2024	12/20/2030	9,899	232	232	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.24%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.24%	12/20/2024	12/20/2030	759	358	358	0.0%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	5.25%	9.24%	12/20/2024	12/20/2030	3,300	—	—	0.0%
Cloud for Good, LLC	(8)(10)	SF	4.50%	8.17%	3/21/2025	3/21/2031	17,369	17,170	17,369	0.6%
Cloud for Good, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	3/21/2025	3/21/2031	12,500	—	—	0.0%
Cloud for Good, LLC (Revolver)	(19)	SF	4.50%	8.17%	3/21/2025	3/21/2031	4,000	—	—	0.0%
Douglas Holdings, Inc.	(9)(46)	SF	6.50%	9.44% Cash/ 0.75% PIK	8/27/2024	8/27/2030	24,912	24,603	24,912	0.9%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	9.44% Cash/ 0.75% PIK	8/27/2024	8/27/2030	5,416	650	650	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	9.44% Cash/ 0.75% PIK	8/27/2024	8/27/2026	3,076	2,255	2,255	0.1%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.44%	8/27/2024	8/27/2030	2,166	—	—	0.0%
Drawbridge Partners, LLC	(7)	SF	5.50%	9.22%	9/1/2022	9/1/2028	15,000	14,840	15,027	0.5%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.22%	9/1/2022	9/1/2028	4,370	3,974	3,981	0.1%
Drawbridge Partners, LLC (Revolver)	(19)	SF	5.50%	9.22%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Einstein Parent, INC.	(10)(46)	SF	6.50%	10.36%	3/26/2025	1/22/2031	36,133	35,498	36,314	1.3%
Einstein Parent, INC. (Revolver)	(19)	SF	6.50%	10.36%	1/22/2025	1/22/2031	3,738	—	—	0.0%
Fortra, LLC	(11)(46)	SF	6.10%	9.97%	11/21/2025	5/19/2029	10,769	10,615	9,827	0.3%
Freedom U.S. Acquisition Corporation	(8)(9)(10)(27)(46)	SF	5.75%	9.74%	9/27/2024	9/27/2030	50,618	49,878	50,650	1.8%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	9.74%	9/27/2024	9/27/2030	5,100	—	—	0.0%
Fueled Digital Media, LLC		SF	7.61%	10.49% Cash/ 1.00% PIK	11/1/2022	11/1/2027	5,657	5,595	5,261	0.2%
Fueled Digital Media, LLC		SF	7.61%	10.49% Cash/ 1.00% PIK	11/1/2022	11/1/2027	498	498	463	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	7.61%	11.49%	11/1/2022	11/1/2027	807	726	675	0.0%
Gainsight, Inc.	(8)	SF	5.90%	9.72%	4/1/2025	7/30/2027	27,135	27,043	27,135	1.0%
Hostaway Midco Oy	(6)(12)(37)	SF	5.50%	9.49%	2/26/2025	2/26/2031	25,000	24,669	25,063	0.9%
Hostaway Midco Oy (Delayed Draw)	(12)(19)(20)(37)	SF	5.50%	9.49%	2/26/2025	2/26/2031	5,000	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Hostaway Midco Oy (Revolver)	(12)(19)(37)	SF	5.50%	9.49%	2/26/2025	2/26/2031	4,167	$—	$—	0.0%
Jobnimbus Holdings, LLC	(9)(27)(46)	SF	5.25%	9.12%	12/12/2024	11/6/2030	32,000	31,592	32,000	1.1%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.12%	11/6/2024	11/6/2030	7,111	—	—	0.0%
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	9.12%	11/6/2024	11/6/2030	5,333	—	—	0.0%
Medallia, Inc.	(7)	SF	6.60%	6.29% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,726	12,624	9,875	0.3%
Mindbody, Inc.	(6)	SF	6.15%	9.99%	6/24/2025	9/30/2027	690	690	690	0.0%
Mindbody, Inc.	(6)(46)	SF	6.15%	9.99%	6/24/2025	9/30/2027	22,655	22,655	22,655	0.8%
Mindbody, Inc. (Revolver)	(19)	SF	6.15%	9.99%	6/24/2025	9/30/2027	2,305	—	—	0.0%
Mission Critical Group, LLC	(8)	SF	5.50%	9.23%	6/18/2025	4/17/2030	6,969	6,904	7,013	0.2%
Mission Critical Group, LLC (Delayed Draw)	(19)(20)	SF	5.61%	9.33%	6/18/2025	4/17/2030	2,906	1,550	1,559	0.1%
Mission Critical Group, LLC (Revolver)	(19)	SF	5.61%	9.33%	6/18/2025	4/17/2030	1,211	—	—	0.0%
Nasuni Corporation	(9)(46)	SF	5.00%	8.67%	9/10/2024	9/10/2030	15,000	14,817	15,150	0.5%
Nasuni Corporation (Revolver)	(19)	SF	5.00%	8.67%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Optomi, LLC	(6)(9)	SF	5.15%	9.14%	12/13/2022	12/16/2027	5,512	5,438	5,512	0.2%
Optomi, LLC	(7)(9)	SF	5.15%	9.14%	12/16/2021	12/16/2027	12,994	12,894	12,994	0.5%
Optomi, LLC (Revolver)	(19)	SF	5.15%	8.84%	12/16/2021	12/16/2027	3,189	1,594	1,594	0.1%
Reorganized Mobileum AcquisitionCo, LLC	(21)	SF	6.00%	4.73% Cash/ 5.00% PIK	1/13/2025	9/12/2029	906	841	870	0.0%
Securly, Inc.	(7)	SF	7.10%	10.94%	4/20/2022	4/22/2027	3,703	3,678	3,702	0.1%
Securly, Inc.	(7)	SF	7.10%	10.79%	4/22/2021	4/22/2027	8,400	8,352	8,400	0.3%
Securly, Inc.	(7)	SF	7.10%	10.94%	4/22/2021	4/22/2027	1,938	1,938	1,938	0.1%
Securly, Inc.	(9)	SF	7.10%	10.94%	4/20/2022	4/22/2027	2,488	2,488	2,488	0.1%
Securly, Inc.	(9)	SF	7.10%	10.94%	2/24/2025	4/22/2027	457	451	457	0.0%
Securly, Inc. (Revolver)	(19)	SF	7.10%	10.94%	4/22/2021	4/22/2027	1,615	969	969	0.0%
Signiant Inc.	(11)(46)	SF	5.00%	8.99%	12/23/2024	12/23/2030	14,963	14,770	14,963	0.5%
Signiant Inc.		SF	5.00%	8.76%	12/23/2024	12/23/2030	3,000	3,000	3,000	0.1%
Signiant Inc. (Revolver)	(19)	SF	5.00%	8.99%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	6.25%	5.60% Cash/ 4.25% PIK	6/16/2023	6/15/2029	1,981	1,942	1,819	0.1%
Sparq Holdings, Inc.		SF	6.25%	5.67% Cash/ 4.25% PIK	6/27/2024	6/25/2029	434	431	398	0.0%
Sparq Holdings, Inc.		SF	6.25%	5.67% Cash/ 4.25% PIK	6/16/2023	6/15/2029	444	444	407	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.42%	6/16/2023	6/15/2029	409	232	213	0.0%
Tiugo Group Holdings Corp	(10)(11)(27)(46)	SF	5.50%	9.49%	3/28/2025	3/28/2031	65,892	64,980	66,222	2.3%
Tiugo Group Holdings Corp (Delayed Draw)	(19)(20)	SF	5.50%	9.49%	3/28/2025	3/28/2031	13,178	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(19)	SF	5.50%	9.49%	3/28/2025	3/28/2031	6,589	—	—	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	9.24%	12/9/2022	12/9/2030	22,000	21,751	22,000	0.8%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.12%	12/9/2022	12/9/2030	6,947	4,956	4,956	0.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.12%	11/25/2024	12/9/2030	1,350	—	—	0.0%
Unanet, Inc. (Revolver)	(19)	SF	5.25%	9.12%	12/9/2022	12/9/2030	4,316	—	—	0.0%
Varicent Intermediate Holdings Corporation	(12)(36)	SF	6.25%	6.55% Cash/ 3.38% PIK	10/15/2025	8/22/2031	12,205	12,094	12,328	0.4%
Varicent Intermediate Holdings Corporation	(12)(36)	SF	6.25%	6.55% Cash/ 3.38% PIK	8/23/2024	8/22/2031	28,769	28,444	29,057	1.0%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.25%	6.55% Cash/ 3.38% PIK	10/15/2025	8/22/2031	2,826	—	—	0.0%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.25%	6.55% Cash/ 3.38% PIK	8/23/2024	8/22/2031	3,989	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(36)	n/a	n/a	5.75%	8/23/2024	8/22/2031	5,776	$—	$—	0.0%
Velociti, LLC	(9)(11)	SF	5.25%	9.12%	1/13/2025	1/10/2030	11,940	11,713	11,940	0.4%
Velociti, LLC	(8)	SF	5.25%	9.12%	9/5/2025	1/13/2030	4,295	4,234	4,295	0.2%
Velociti, LLC (Revolver)	(19)	SF	5.25%	9.12%	1/13/2025	1/10/2030	3,790	—	—	0.0%
Watchguard Technologies, Inc.	(6)(46)	SF	5.25%	8.97%	8/17/2022	6/29/2029	20,466	19,640	20,479	0.7%
ZI Intermediate II, Inc.	(6)(46)	SF	5.25%	9.10%	5/13/2024	11/14/2031	82,250	80,966	82,291	2.9%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	5.25%	9.10%	11/14/2025	11/14/2031	6,958	—	—	0.0%
							881,374	720,426	726,082	25.2%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	9.47%	11/24/2021	11/24/2026	15,581	15,514	15,581	0.6%
95 Percent Buyer, LLC (Revolver)	(19)	SF	5.60%	9.47%	11/24/2021	11/24/2026	809	—	—	0.0%
Calienger Holdings, L.L.C.	(8)	SF	5.85%	9.72%	10/21/2022	10/20/2028	4,862	4,795	4,863	0.2%
Calienger Holdings, L.L.C.		SF	5.85%	9.72%	11/20/2025	10/20/2028	16,985	16,591	16,986	0.6%
Calienger Holdings, L.L.C. (Delayed Draw)	(19)(20)	SF	5.85%	9.72%	11/20/2025	10/20/2028	2,831	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	5.85%	9.72%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	9.27%	10/11/2022	7/1/2027	35,728	35,470	35,013	1.2%
EverService Midco, LLC	(6)(8)(10)(11)(46)	SF	5.25%	9.12%	8/28/2024	6/28/2030	38,826	38,198	37,254	1.3%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	9.12%	6/28/2024	6/28/2030	8,919	—	—	0.0%
EverView AcquisitionCo, Inc.	(9)(46)	SF	5.25%	9.04%	9/3/2025	9/3/2031	20,750	20,554	20,750	0.7%
EverView AcquisitionCo, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.04%	9/3/2025	9/3/2031	6,385	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(19)	SF	5.25%	9.04%	9/3/2025	9/3/2031	4,788	—	—	0.0%
Gas Media Holdings, LLC	(8)(10)(27)	SF	5.00%	8.99%	4/17/2025	4/17/2031	56,715	55,923	55,887	2.0%
Gas Media Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.99%	4/17/2025	4/17/2031	12,214	—	—	0.0%
Gas Media Holdings, LLC (Revolver)	(19)	SF	5.00%	8.99%	4/17/2025	4/17/2031	5,302	530	530	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	8.85% Cash/ 2.37% PIK	12/30/2022	12/29/2028	14,017	13,775	12,586	0.4%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	8.85% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	—	—	0.0%
Narrative Strategies Acquisition, LLC	(8)(27)	SF	4.75%	8.62%	9/19/2025	7/1/2030	7,781	7,670	7,781	0.3%
Narrative Strategies Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.62%	7/1/2025	7/1/2030	3,634	—	—	0.0%
Narrative Strategies Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.62%	7/1/2025	7/1/2030	1,211	—	—	0.0%
OWL Acquisition, LLC	(6)(8)	SF	4.75%	8.63%	4/17/2025	4/17/2032	17,206	17,003	16,586	0.6%
OWL Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.69%	4/17/2025	4/17/2032	1,570	287	277	0.0%
OWL Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.63%	4/17/2025	4/17/2032	3,403	—	—	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	6.10%	10.09%	12/9/2022	12/9/2028	11,670	11,503	11,364	0.4%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	6.10%	10.09%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevant Industrial, LLC	(8)	SF	4.75%	8.42%	5/16/2025	5/16/2031	17,413	17,205	17,413	0.6%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.44%	5/16/2025	5/16/2031	7,608	417	417	0.0%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	5/16/2025	5/16/2031	3,804	—	—	0.0%
Relevant Industrial, LLC (Revolver)	(19)	P	3.75%	10.50%	5/16/2025	5/16/2031	3,043	304	304	0.0%
Relevate Health Group, LLC	(6)	SF	5.85%	9.72%	9/9/2024	12/31/2026	1,100	1,091	1,111	0.0%
Relevate Health Group, LLC	(7)(9)	SF	5.85%	9.72%	11/20/2020	12/31/2026	1,899	1,899	1,899	0.1%
Relevate Health Group, LLC	(8)(9)	SF	5.85%	9.72%	3/28/2022	12/31/2026	5,062	5,062	5,062	0.2%
Relevate Health Group, LLC	(8)	SF	5.85%	9.72%	11/20/2020	12/31/2026	849	849	849	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Relevate Health Group, LLC (Revolver)	(19)	SF	5.85%	9.72%	11/20/2020	12/31/2026	789	$—	$—	0.0%
SHOOK Research, LLC	(8)(9)	SF	4.75%	8.47%	9/19/2025	7/31/2030	11,471	11,308	11,570	0.4%
SHOOK Research, LLC (Revolver)	(19)	SF	4.75%	8.47%	7/31/2025	7/31/2030	2,875	—	—	0.0%
Spherix Global Inc.	(7)	SF	5.86%	9.74%	12/22/2021	12/22/2026	3,124	3,110	3,100	0.1%
Spherix Global Inc. (Revolver)	(19)	SF	5.86%	9.59%	12/22/2021	12/22/2026	500	250	248	0.0%
Touchmath Acquisition LLC	(11)	SF	5.75%	9.62%	2/28/2024	2/28/2030	9,850	9,701	9,178	0.3%
Touchmath Acquisition LLC (Revolver)	(19)	SF	5.75%	9.62%	2/28/2024	2/28/2030	1,429	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.00%	9.72%	1/28/2020	1/28/2027	5,536	5,536	5,522	0.2%
XanEdu Publishing, Inc.	(8)	SF	6.00%	9.72%	8/31/2022	1/28/2027	2,200	2,200	2,195	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	6.00%	9.72%	1/28/2020	1/28/2027	977	—	—	0.0%
							375,460	296,745	294,326	10.3%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.14% PIK	2/15/2024	1/31/2028	246	246	454	0.0%
							246	246	454	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	(8)(9)(10)	SF	6.36%	10.09%	4/8/2025	12/4/2027	32,753	32,753	32,474	1.1%
Attom Intermediate Holdco, LLC (Delayed Draw)	(19)(20)	SF	6.36%	10.09%	4/8/2025	12/4/2027	15,277	183	181	0.0%
Attom Intermediate Holdco, LLC (Revolver)	(19)	SF	6.36%	10.09%	4/8/2025	12/4/2027	3,972	—	—	0.0%
Chess.com, LLC	(7)(8)	SF	6.10%	9.79%	12/31/2021	12/31/2027	11,711	11,617	11,711	0.4%
Chess.com, LLC (Revolver)	(19)	SF	6.10%	9.79%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)(9)	SF	5.50%	9.35%	2/28/2019	12/31/2026	1,728	1,728	1,711	0.1%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.26%	9.14%	7/15/2024	7/15/2028	551	515	549	0.0%
Sports Operating Holdings II, LLC	(6)	SF	6.10%	9.82%	11/3/2022	11/3/2027	4,837	4,785	4,832	0.2%
Sports Operating Holdings II, LLC	(8)	SF	6.10%	9.82%	11/3/2022	11/3/2027	3,945	3,945	3,940	0.1%
Sports Operating Holdings II, LLC (Revolver)	(19)	SF	6.10%	9.82%	11/3/2022	11/3/2027	1,731	231	231	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	9.40%	3/26/2024	7/10/2026	14,158	14,121	13,953	0.5%
Streamland Media MidCo LLC (Delayed Draw)	(19)(20)(21)	SF	5.76%	9.43%	9/11/2025	3/30/2029	106	70	72	0.0%
Touchtunes Music Group, LLC		SF	4.75%	8.42%	6/30/2025	3/30/2029	4,731	4,682	4,626	0.2%
USLIVE OPCO, INC.	(6)	SF	5.50%	9.29%	7/2/2025	7/2/2030	10,000	9,812	10,005	0.4%
USLIVE OPCO, INC. (Revolver)	(19)	SF	5.50%	9.29%	7/2/2025	7/2/2030	2,105	—	—	0.0%
							109,018	84,442	84,285	3.0%
Retail
Rita's Franchise Company, LLC	(11)	SF	4.75%	8.62%	12/9/2024	11/15/2030	14,603	14,448	14,624	0.5%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	4.75%	8.62%	11/15/2024	11/15/2030	1,799	—	—	0.0%
							16,402	14,448	14,624	0.5%
Services: Business
A360, Inc.	(11)	SF	5.25%	9.24%	12/19/2024	12/19/2030	10,421	10,287	10,421	0.4%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.09%	12/19/2024	12/19/2030	4,437	444	444	0.0%
A360, Inc. (Revolver)	(19)	SF	5.25%	9.10%	12/19/2024	12/19/2030	2,218	103	103	0.0%
Accelya US Inc.	(12)(42)	SF	5.25%	8.92%	9/29/2025	10/1/2032	8,400	8,235	8,374	0.3%
Aligned Exteriors Group Holdco, LLC	(11)	SF	5.25%	8.94%	12/13/2024	12/13/2029	13,860	13,662	13,721	0.5%
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.94%	12/13/2024	12/13/2029	10,000	—	—	0.0%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.25%	8.94%	12/13/2024	12/13/2029	1,667	—	—	0.0%
Ambient Enterprises Holdco, LLC	(27)(46)	SF	5.25%	8.92%	2/21/2025	6/30/2030	20,551	20,286	20,757	0.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ambient Enterprises Holdco, LLC	(27)	SF	5.25%	8.92%	2/21/2025	6/30/2030	5,712	$5,639	$5,770	0.2%
Ambient Enterprises Holdco, LLC		SF	5.25%	8.92%	12/31/2024	6/30/2030	4,052	4,052	4,093	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.25%	8.92%	9/8/2025	6/30/2030	2,516	2,481	2,547	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.25%	8.97%	10/31/2025	6/30/2030	2,580	2,550	2,612	0.1%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	10/31/2025	6/30/2030	4,311	—	—	0.0%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	7/3/2025	6/30/2030	4,302	809	819	0.0%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.25%	8.92%	12/31/2024	12/8/2029	1,642	—	—	0.0%
Aras Corporation	(6)(9)	SF	5.25%	8.92%	4/13/2021	4/13/2029	5,246	5,224	5,299	0.2%
Aras Corporation (Revolver)	(19)	SF	5.25%	8.92%	4/13/2021	4/13/2029	726	254	254	0.0%
ASG III, LLC	(9)(46)	SF	6.50%	10.34%	10/31/2023	10/31/2029	7,484	7,349	7,484	0.3%
ASG III, LLC	(27)(46)	SF	6.50%	10.34%	10/31/2023	10/31/2029	3,151	3,151	3,151	0.1%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.09%	8/30/2024	10/31/2029	18,078	6,134	6,134	0.2%
ASG III, LLC (Revolver)	(19)	SF	6.50%	10.34%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Asset Reliability Bidco, Inc.	(12)(22)	CA	5.25%	7.48%	12/1/2025	12/1/2031	11,388	11,054	11,388	0.4%
Asset Reliability Bidco, Inc.		SF	5.25%	9.04%	12/1/2025	12/1/2031	20,350	20,151	20,147	0.7%
Asset Reliability Bidco, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.04%	12/1/2025	12/1/2031	7,454	—	—	0.0%
Asset Reliability Bidco, Inc. (Revolver)	(19)	SF	5.25%	9.04%	12/1/2025	12/1/2031	2,982	—	—	0.0%
Bloomerang, LLC	(6)(9)(11)(46)	SF	6.50%	6.67% Cash/ 3.50% PIK	12/27/2023	12/27/2029	16,141	15,904	16,141	0.6%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	6.50%	6.67% Cash/ 3.50% PIK	12/27/2023	12/27/2029	4,800	1,614	1,614	0.1%
Bloomerang, LLC (Revolver)	(19)	SF	6.00%	9.67%	12/27/2023	12/27/2029	3,200	1,600	1,600	0.1%
Buck Design LLC	(10)	SF	4.50%	8.37%	6/11/2025	6/2/2031	10,000	9,906	9,950	0.4%
Buck Design LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.43%	6/2/2025	6/2/2031	7,843	3,529	3,512	0.1%
Buck Design LLC (Revolver)	(19)	SF	4.50%	8.45%	6/2/2025	6/2/2031	3,922	802	798	0.0%
Cdata Software, Inc.	(7)(9)(11)(46)	SF	5.75%	9.44%	7/18/2024	7/18/2030	45,950	45,287	46,007	1.6%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.44%	7/18/2024	7/18/2030	4,255	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.44%	7/18/2024	7/18/2030	5,956	2,340	2,343	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	5.75%	9.44%	7/18/2024	7/18/2030	5,106	—	—	0.0%
ClearCapital Holdings, LLC	(6)(8)	SF	5.00%	8.67%	8/6/2025	6/30/2032	7,206	7,118	7,231	0.3%
ClearCapital Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	7/2/2025	6/30/2032	3,431	—	—	0.0%
ClearCapital Holdings, LLC (Revolver)	(19)	SF	5.00%	8.67%	7/2/2025	6/30/2032	1,620	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.25%	9.87%	9/15/2023	9/14/2029	36,000	35,379	36,126	1.3%
Cosmos Bidco, Inc.	(27)(46)	SF	6.25%	9.87%	9/15/2023	9/14/2029	6,750	6,750	6,774	0.2%
Cosmos Bidco, Inc.	(46)	SF	6.25%	9.87%	3/28/2025	9/14/2029	18,827	18,661	18,893	0.7%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.87%	3/28/2025	9/14/2029	5,379	—	—	0.0%
Cosmos Bidco, Inc.		SF	6.25%	9.87%	5/17/2024	9/14/2029	4,114	4,114	4,129	0.1%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.25%	9.87%	9/15/2023	9/14/2029	5,625	—	—	0.0%
E-Discovery Acquireco, LLC	(6)(9)	SF	6.25%	10.07%	8/29/2023	8/29/2029	20,000	19,650	20,200	0.7%
E-Discovery Acquireco, LLC	(6)	SF	5.50%	9.32%	5/3/2024	8/29/2029	3,273	3,248	3,265	0.1%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	6.25%	10.07%	8/29/2023	8/29/2029	2,727	1,455	1,455	0.1%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.54%	9/21/2021	12/29/2028	13,576	13,489	13,508	0.5%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.54%	9/21/2021	12/29/2028	1,056	1,056	1,050	0.0%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.54%	3/28/2024	12/29/2028	2,222	2,222	2,211	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.54%	5/4/2023	12/29/2028	1,687	1,687	1,679	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	6.85%	10.54%	5/12/2025	12/29/2028	1,922	1,652	1,644	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(36)	SF	6.85%	10.54%	9/21/2021	12/29/2028	2,067	$—	$—	0.0%
Ecotrak, LLC (fka Respida Software Equity CI LP)	(46)	SF	6.00%	9.87%	9/11/2025	9/11/2030	7,547	7,403	7,547	0.3%
Ecotrak, LLC (fka Respida Software Equity CI LP) (Delayed Draw)	(19)(20)	SF	6.00%	9.87%	9/11/2025	9/11/2030	268	—	—	0.0%
Ecotrak, LLC (fka Respida Software Equity CI LP) (Revolver)	(19)	SF	6.00%	9.87%	9/11/2025	9/11/2030	1,132	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	5.60%	9.32%	12/8/2022	12/8/2027	10,844	10,709	10,844	0.4%
Edustaff, LLC (Revolver)	(19)	SF	5.60%	9.32%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Hart Halsey, LLC	(8)	SF	5.75%	8.74% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	7,428	7,515	0.3%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	5.75%	8.74% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	—	—	0.0%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.61%	6/25/2025	6/25/2031	5,100	259	259	0.0%
Hart Halsey, LLC (Revolver)	(19)	SF	5.75%	8.74% Cash/ 1.00% PIK	6/25/2025	6/25/2031	2,250	1,500	1,500	0.1%
Huckabee Acquisition, LLC	(6)(8)(10)(46)	SF	5.25%	8.92%	1/16/2024	1/16/2030	29,475	29,031	29,475	1.0%
Huckabee Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	1/16/2024	1/16/2030	6,522	—	—	0.0%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.25%	8.92%	1/16/2024	1/16/2030	3,913	—	—	0.0%
iCIMS, Inc.	(7)	SF	6.25%	10.11%	10/24/2022	8/18/2028	8,000	7,924	7,820	0.3%
Inmar, Inc.		SF	4.50%	8.22%	12/31/2025	5/1/2026	9,950	9,975	9,850	0.3%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.50%	9.19%	12/27/2023	12/27/2029	14,700	14,485	14,722	0.5%
Interstate BidCo, LLC	(11)(46)	SF	5.50%	9.22%	12/9/2024	12/27/2029	7,100	7,013	7,111	0.3%
Interstate BidCo, LLC	(8)	SF	5.50%	9.22%	12/27/2023	12/27/2029	8,192	8,192	8,205	0.3%
Interstate BidCo, LLC	(8)	SF	5.50%	9.22%	11/19/2024	12/27/2029	12,366	12,366	12,384	0.4%
Interstate BidCo, LLC		SF	5.50%	9.22%	12/10/2025	12/27/2029	10,882	10,719	10,898	0.4%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.19%	12/10/2025	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.50%	9.19%	12/27/2023	12/27/2029	3,125	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.00%	8.72%	12/9/2024	11/13/2030	9,900	9,753	9,929	0.4%
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.72%	11/14/2024	11/13/2030	799	—	—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.00%	8.72%	11/14/2024	11/13/2030	2,398	—	—	0.0%
K2 Services Venture LLC	(8)	SF	5.25%	8.97%	11/4/2025	9/5/2031	54,796	54,126	55,057	1.9%
K2 Services Venture LLC	(8)	SF	5.25%	8.97%	9/5/2025	9/5/2031	13,400	13,241	13,464	0.5%
K2 Services Venture LLC (Revolver)	(19)	SF	5.25%	9.10%	9/5/2025	9/5/2031	7,976	—	—	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	10.64%	12/9/2022	12/11/2028	2,918	2,884	2,913	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.64%	12/9/2022	12/11/2028	936	936	936	0.0%
Kingsley Gate Partners, LLC		SF	6.65%	10.64%	12/9/2022	12/11/2028	1,354	1,354	1,352	0.0%
Kingsley Gate Partners, LLC (Revolver)		SF	6.65%	10.64%	12/9/2022	12/11/2028	1,200	1,200	1,198	0.0%
Milrose Consultants, LLC	(6)(8)(10)(46)	SF	6.65%	10.49%	8/31/2023	8/31/2028	43,988	43,286	44,053	1.6%
Milrose Consultants, LLC	(27)	SF	6.60%	10.32%	10/25/2024	8/31/2028	1,587	1,579	1,589	0.1%
Milrose Consultants, LLC	(27)	SF	6.60%	10.32%	12/2/2024	8/31/2028	3,531	3,478	3,536	0.1%
Milrose Consultants, LLC	(8)	SF	6.60%	10.32%	8/18/2025	8/31/2028	9,195	9,072	9,209	0.3%
Milrose Consultants, LLC	(8)	SF	6.60%	10.32%	9/5/2025	8/31/2028	4,198	4,198	4,204	0.1%
Milrose Consultants, LLC (Revolver)	(19)	SF	6.60%	10.32%	8/31/2023	8/31/2028	2,308	1,154	1,154	0.0%
MYOB US Borrower, LLC (fka ETA Australia Holdings III Pty Ltd and MYOB US Borrower LLC)	(12)(25)(35)	BB	5.25%	7.27% Cash/ 1.67% PIK	6/6/2025	5/29/2030	27,094	26,006	26,281	0.9%
Talent Systems, LLC (fka Moonraker Acquisitionco LLC)	(6)	SF	5.75%	9.45%	9/30/2022	8/4/2028	6,668	6,601	6,668	0.2%
Talent Systems, LLC (fka Moonraker Acquisitionco LLC) (Revolver)	(19)	SF	5.75%	9.45%	9/30/2022	8/4/2028	933	—	—	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	9.69%	11/15/2023	11/30/2027	13,050	12,921	13,050	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NFM & J, L.P.		SF	5.85%	9.67%	11/15/2023	11/30/2027	818	$818	$818	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	11.50%	11/15/2023	11/30/2027	5,273	1,846	1,846	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.05%	8/16/2024	8/16/2029	7,406	7,285	7,399	0.3%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.43%	10.13%	8/16/2024	8/16/2029	1,591	341	341	0.0%
Onix Networking Corp.	(8)	SF	5.25%	8.92%	5/9/2025	10/2/2029	4,478	4,478	4,478	0.2%
Onix Networking Corp.	(6)(8)	SF	5.25%	8.92%	10/2/2023	10/2/2029	14,700	14,489	14,700	0.5%
Onix Networking Corp. (Revolver)	(19)	SF	5.25%	8.92%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	5.00%	8.99%	12/20/2024	12/20/2030	12,903	12,737	12,944	0.5%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.88%	12/20/2024	12/20/2030	3,009	361	361	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	5.00%	8.88%	12/20/2024	12/20/2030	1,204	—	—	0.0%
Parkhub, Inc.	(46)	SF	5.75%	9.74%	4/9/2024	4/9/2030	16,369	16,112	16,369	0.6%
Parkhub, Inc.	(12)(23)	SF	6.00%	9.99%	4/9/2024	4/9/2030	36,383	33,700	36,110	1.3%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.44%	4/9/2024	4/9/2030	16,833	8,955	8,955	0.3%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.74%	4/9/2024	4/9/2030	1,762	1,592	1,592	0.1%
Parkhub, Inc. (Delayed Draw)	(12)(19)(20)(23)	SF	6.00%	9.99%	4/9/2024	4/9/2030	3,571	3,158	3,155	0.1%
Parkhub, Inc. (Revolver)	(19)	SF	5.75%	9.60%	4/9/2024	4/9/2030	6,733	2,020	2,020	0.1%
PC Pest Buyer, LLC	(6)(8)	SF	5.25%	9.10%	6/20/2024	6/20/2030	13,860	13,670	13,867	0.5%
PC Pest Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.10%	6/20/2024	6/20/2030	41,817	32,351	32,367	1.1%
PC Pest Buyer, LLC (Revolver)	(19)	SF	5.25%	9.10%	6/20/2024	6/20/2030	8,400	—	—	0.0%
PRGX Global, Inc.	(8)(11)(46)	SF	5.50%	9.49%	12/20/2024	12/20/2030	36,148	35,689	35,673	1.3%
PRGX Global, Inc. (Revolver)	(19)	SF	5.50%	9.22%	2/20/2025	12/20/2030	4,345	1,970	1,970	0.1%
Project Accelerate Parent, LLC	(8)	SF	5.25%	8.97%	2/22/2024	2/22/2031	11,697	11,610	11,714	0.4%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	8.97%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	7.85%	7.22% Cash/ 4.50% PIK	12/8/2022	12/8/2027	6,177	5,481	5,139	0.2%
Prototek LLC (Revolver)	(19)(21)	SF	7.85%	7.22% Cash/ 4.50% PIK	12/8/2022	12/8/2027	921	—	—	0.0%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.97%	8/6/2024	8/6/2030	7,406	7,279	7,480	0.3%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.97%	8/6/2024	8/6/2030	7,071	7,071	7,142	0.3%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.97%	3/12/2025	8/6/2030	5,127	5,034	5,178	0.2%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.25%	8.97%	8/6/2024	8/6/2030	2,679	—	—	0.0%
SDG Corporation	(8)	SF	4.50%	8.34%	10/31/2025	10/31/2031	6,000	5,926	5,926	0.2%
SDG Corporation (Delayed Draw)	(19)(20)	SF	4.50%	8.34%	10/31/2025	10/31/2031	2,727	—	—	0.0%
SDG Corporation (Revolver)	(19)	SF	4.50%	8.34%	10/31/2025	10/31/2031	2,046	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.57%	6/17/2024	9/30/2027	35,878	35,878	35,716	1.3%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.57%	6/17/2024	9/30/2027	11,139	11,139	11,089	0.4%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.57%	6/17/2024	9/30/2027	11,003	11,003	10,954	0.4%
Signal 88, LLC	(6)(8)(46)	SF	6.00%	9.87%	6/3/2024	6/3/2029	23,206	22,943	23,206	0.8%
SingleStore, Inc.		SF	6.25%	9.14% Cash/ 1.00% PIK	10/16/2025	10/16/2031	73,000	72,273	72,270	2.6%
SingleStore, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.14% Cash/ 1.00% PIK	10/16/2025	10/16/2031	8,319	—	—	0.0%
SingleStore, Inc. (Revolver)	(19)	SF	6.25%	9.14% Cash/ 1.00% PIK	10/16/2025	10/16/2031	8,488	—	—	0.0%
Sunstates Security, LLC	(8)	SF	4.50%	8.23%	8/9/2024	8/9/2030	19,900	19,654	20,099	0.7%
Sunstates Security, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.23%	8/9/2024	8/9/2030	13,317	6,650	6,717	0.2%
Symplr Software, Inc.	(34)	SF	4.60%	8.44%	3/31/2025	2/9/2031	—	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
TIC Bidco Limited	(12)(23)(42)	SN	4.50%	8.47%	12/12/2025	6/14/2031	17,518	$16,361	$17,534	0.6%
Valkyrie Buyer, LLC	(6)(46)	SF	4.75%	8.42%	5/6/2024	5/6/2031	17,868	17,643	17,886	0.6%
Valkyrie Buyer, LLC		SF	4.75%	8.42%	5/6/2024	5/6/2031	2,080	2,080	2,082	0.1%
Valkyrie Buyer, LLC		SF	4.75%	8.42%	5/6/2024	5/6/2031	7,443	7,443	7,451	0.3%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	11/8/2024	5/6/2031	6,660	4,172	4,176	0.1%
Valkyrie Buyer, LLC		SF	4.75%	8.42%	11/8/2024	5/6/2031	3,333	3,333	3,337	0.1%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	4.75%	8.42%	5/6/2024	5/6/2030	3,509	1,123	1,123	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc.		SF	4.50%	8.28%	12/8/2025	12/8/2031	19,600	19,404	19,404	0.7%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(19)(20)	SF	4.50%	8.28%	12/8/2025	12/8/2031	6,125	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(19)	SF	4.50%	8.28%	12/8/2025	12/8/2031	3,063	—	—	0.0%
Vhagar Purchaser, LLC	(6)(9)(46)	SF	5.50%	9.49%	6/5/2025	6/11/2031	29,333	29,333	29,370	1.0%
Vhagar Purchaser, LLC	(6)(46)	SF	5.50%	9.49%	6/5/2025	6/11/2031	13,333	13,147	13,350	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.49%	6/5/2025	6/11/2031	6,667	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	5.50%	9.49%	6/5/2025	6/11/2031	2,667	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	5.75%	9.45%	8/14/2023	8/14/2029	16,500	16,163	16,500	0.6%
WPEngine, Inc. (Revolver)	(19)	SF	5.75%	9.45%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							1,459,875	1,181,836	1,196,179	42.6%
Services: Consumer
Alta Pest Control, LLC		SF	4.75%	8.47%	11/18/2025	11/18/2031	4,000	3,941	3,940	0.1%
Alta Pest Control, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	11/18/2025	11/18/2031	4,000	240	238	0.0%
Alta Pest Control, LLC (Revolver)	(19)	SF	4.75%	8.47%	11/18/2025	11/18/2031	2,000	—	—	0.0%
AMS Parent, LLC	(8)(27)	SF	5.01%	8.68%	4/8/2024	10/25/2028	15,195	15,043	14,682	0.5%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.09%	12/28/2023	6/23/2028	4,900	4,825	4,900	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.09%	7/19/2023	6/23/2028	4,900	4,830	4,900	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.90%	9.59%	6/24/2022	6/23/2028	14,513	14,372	14,396	0.5%
Clydesdale Holdings, LLC	(8)(11)	SF	5.90%	9.59%	6/24/2022	6/23/2028	20,644	20,644	20,479	0.7%
Clydesdale Holdings, LLC	(8)	SF	5.90%	9.59%	6/20/2024	6/23/2028	8,265	8,265	8,199	0.3%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.90%	9.59%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	10.49%	11/8/2023	11/8/2028	8,513	8,377	8,332	0.3%
Expedited Travel, LLC (Revolver)		SF	6.61%	10.49%	11/8/2023	11/8/2028	1,500	1,500	1,468	0.1%
Express Wash Acquisition Company, LLC	(6)(8)	SF	6.25%	10.18%	4/10/2025	4/10/2031	18,660	18,485	18,380	0.6%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.25%	10.18%	4/10/2025	4/10/2031	1,103	—	—	0.0%
Innovative Artists Entertainment, LLC	(8)(27)	SF	5.50%	9.49%	3/21/2025	3/21/2031	22,194	21,894	20,045	0.7%
Innovative Artists Entertainment, LLC (Revolver)	(19)	SF	5.50%	9.49%	3/21/2025	3/21/2031	2,225	—	—	0.0%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.19%	5/13/2025	6/29/2029	2,932	2,881	2,926	0.1%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.19%	12/17/2024	6/29/2029	4,936	4,936	4,926	0.2%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.19%	7/16/2024	6/29/2029	527	515	526	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.50%	9.19%	6/30/2023	6/29/2029	26,813	26,268	26,759	0.9%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.50%	9.19%	6/30/2023	6/29/2029	4,753	4,373	4,364	0.2%
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	9.67%	11/15/2023	11/15/2030	21,382	21,051	21,008	0.7%
Mammoth Holdings, LLC		SF	6.00%	9.67%	11/15/2023	11/15/2030	5,374	5,374	5,280	0.2%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	9.72%	11/15/2023	11/15/2029	2,727	668	655	0.0%
McKissock Investment Holdings, LLC		SF	5.15%	9.04%	8/25/2025	3/9/2029	9,948	9,961	9,364	0.3%
Removery, LLC		SF	8.00%	11.87%	9/8/2025	9/8/2030	12,000	11,770	12,000	0.4%
Steel City Wash, LLC	(27)	SF	5.50%	9.49%	2/21/2025	2/5/2030	13,930	13,687	13,846	0.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Steel City Wash, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.49%	2/5/2025	2/5/2030	3,158	$—	$—	0.0%
Steel City Wash, LLC (Revolver)	(19)	SF	5.50%	9.49%	2/5/2025	2/5/2030	1,579	337	335	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.22%	12/27/2023	12/27/2028	9,373	9,330	9,368	0.3%
The Black Tux, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.22%	12/27/2023	12/27/2028	1,900	796	796	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.22%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.49%	11/20/2024	11/20/2030	6,460	5,712	6,176	0.2%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.49%	11/20/2024	11/20/2030	19,770	17,485	18,900	0.7%
The Gersh Agency, LLC	(11)	SF	6.25%	10.24%	12/13/2024	11/20/2030	6,369	6,273	6,082	0.2%
The Gersh Agency, LLC	(11)	SF	6.25%	10.24%	12/13/2024	11/20/2030	13,483	13,279	12,876	0.6%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.24%	11/20/2024	11/20/2030	12,270	—	—	0.0%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.49%	11/20/2024	11/20/2030	2,937	1,311	1,404	0.0%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	10.24%	11/20/2024	11/20/2030	5,059	3,372	3,220	0.1%
The Hertz Corporation	(12)	SF	3.61%	7.33%	6/21/2024	6/30/2028	8,200	8,085	6,908	0.2%
The Hertz Corporation	(12)	SF	3.61%	7.33%	6/21/2024	6/30/2028	1,618	1,595	1,363	0.0%
Ultra Clean Holdco LLC	(10)(11)	SF	5.00%	8.99%	7/16/2024	7/1/2030	20,685	20,387	20,551	0.7%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.99%	7/16/2024	7/1/2030	7,461	3,711	3,686	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.00%	8.99%	7/16/2024	7/1/2030	3,000	—	—	0.0%
Vanterra Holdings, LLC	(6)	SF	4.25%	8.09%	8/8/2025	8/8/2031	10,500	10,397	10,500	0.4%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.09%	8/8/2025	8/8/2031	21,000	—	—	0.0%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.09%	8/8/2025	8/8/2031	21,000	—	—	0.0%
Vanterra Holdings, LLC (Revolver)	(19)	SF	4.25%	8.09%	8/8/2025	8/8/2031	6,300	—	—	0.0%
							426,523	325,970	323,778	11.2%
Telecommunications
American Broadband and Telecommunications Company LLC	(6)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	—	2,701	2,701	2,779	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	—	1,000	257	265	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(21)	SF	6.00%	4.77% Cash/ 5.00% PIK	3/3/2025	3/3/2030	376	361	350	0.0%
Archtop Fiber Intermediate LLC		SF	6.25%	10.12%	4/1/2025	4/1/2030	21,993	21,597	21,992	0.8%
Archtop Fiber Intermediate LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.03%	4/1/2025	4/1/2030	33,722	5,865	5,865	0.2%
DataOnline Corp.	(8)(27)	SF	5.35%	9.07%	5/30/2025	11/13/2026	8,587	8,506	8,587	0.3%
DataOnline Corp.	(7)(8)(9)(10)(11) (46)	SF	5.40%	9.24%	11/13/2019	11/13/2026	34,310	34,308	34,396	1.2%
DataOnline Corp. (Revolver)	(19)	SF	5.40%	9.09%	11/13/2019	11/13/2026	3,701	2,591	2,591	0.1%
EOS Finco S.A.R.L.	(8)(12)(21)(38)	SF	6.00%	9.72%	9/30/2025	10/6/2029	6,985	6,722	1,929	0.1%
MB Purchaser, LLC	(8)(10)	SF	4.75%	8.52%	1/3/2024	1/3/2030	14,738	14,522	14,627	0.5%
MB Purchaser, LLC		SF	4.75%	8.52%	1/3/2024	1/3/2030	12,371	12,371	12,278	0.4%
MB Purchaser, LLC	(8)	SF	4.75%	8.52%	10/28/2025	1/3/2030	5,501	5,448	5,460	0.2%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.52%	10/28/2025	1/3/2030	3,213	—	—	0.0%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.52%	1/3/2024	1/3/2030	3,785	—	—	0.0%
Patagonia Holdco LLC	(6)(12)	SF	5.75%	9.62%	8/5/2022	8/1/2029	14,513	12,865	10,821	0.4%
Radiate Holdco, LLC	(34)	SF	5.11%	7.33% Cash/ 1.50% PIK	7/31/2025	9/25/2029	13	13	10	0.0%
							167,509	128,127	121,950	4.3%
Transportation: Cargo
Dusk Acquisition II Corporation	(6)(10)	SF	6.00%	9.67%	7/12/2024	7/12/2029	7,823	7,704	7,901	0.3%
Dusk Acquisition II Corporation	(6)(8)	SF	6.00%	9.67%	11/29/2024	7/12/2029	10,518	10,349	10,624	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Epika Fleet Services, Inc.	(8)(11)(27)	SF	5.00%	8.69%	5/20/2025	4/17/2031	49,932	$49,350	$50,431	1.8%
Epika Fleet Services, Inc.	(10)	SF	5.00%	8.84%	6/5/2025	4/17/2031	13,217	13,138	13,349	0.5%
Epika Fleet Services, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.69%	4/17/2025	4/17/2031	17,998	11,099	11,210	0.4%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	5.00%	8.69%	4/17/2025	4/17/2031	9,936	—	—	0.0%
Fiasco Enterprises, LLC	(11)	SF	6.61%	10.49%	5/6/2022	5/6/2027	6,773	6,731	6,684	0.2%
Fiasco Enterprises, LLC	(6)(11)	SF	6.61%	10.49%	12/15/2022	5/6/2027	8,169	8,077	8,063	0.3%
Fiasco Enterprises, LLC	(8)	SF	6.61%	10.49%	10/29/2025	5/6/2027	35,412	34,775	34,951	1.2%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.61%	10.49%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	5.00%	8.72%	11/1/2022	11/1/2029	16,534	16,265	16,534	0.6%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.72%	11/1/2022	11/1/2029	5,642	4,594	4,594	0.2%
Randys Holdings, Inc. (Revolver)	(19)	P	4.00%	11.00%	11/1/2022	11/1/2029	2,273	—	—	0.0%
FLEET Response, LLC (fka RS Acquisition, LLC)	(21)	SF	6.10%	9.97% PIK	12/13/2021	12/14/2026	11,577	11,521	8,671	0.3%
FLEET Response, LLC (fka RS Acquisition, LLC)	(21)	SF	6.10%	9.97% PIK	12/13/2021	12/14/2026	10,699	10,699	8,013	0.3%
FLEET Response, LLC (fka RS Acquisition, LLC) (Revolver)	(19)(21)	SF	6.10%	9.97% PIK	12/13/2021	12/14/2026	1,343	964	722	0.0%
							209,596	185,266	181,747	6.5%
Wholesale
IF & P Holdings Company, LLC	(6)	SF	5.63%	9.40%	10/6/2022	10/3/2028	23,151	22,837	22,649	0.8%
IF & P Holdings Company, LLC	(6)	SF	6.00%	9.77%	5/25/2023	10/3/2028	6,500	6,370	6,419	0.2%
IF & P Holdings Company, LLC		SF	5.25%	9.02%	7/30/2024	10/3/2028	1,095	1,084	1,061	0.0%
IF & P Holdings Company, LLC (Delayed Draw)	(19)(20)	SF	5.63%	9.40%	7/30/2024	10/3/2028	959	—	—	0.0%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.63%	9.40%	10/6/2022	10/3/2028	5,296	4,281	4,188	0.1%
Palmdale Oil Company LLC	(8)	SF	4.75%	8.38%	12/18/2025	12/12/2031	4,348	4,326	4,326	0.2%
Palmdale Oil Company LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.38%	12/18/2025	12/12/2031	4,348	—	—	0.0%
Palmdale Oil Company LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.38%	12/18/2025	12/12/2031	1,304	—	—	0.0%
							47,001	38,898	38,643	1.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							6,245,524	5,047,049	5,027,467	178.4%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	15.87%	11/3/2023	11/3/2026	1,000	1,000	996	0.0%
							1,000	1,000	996	0.0%
Media: Advertising, Printing & Publishing
New Engen, Inc.	(7)(8)	SF	5.11%	8.99%	12/3/2021	12/3/2026	7,048	7,021	7,048	0.2%
New Engen, Inc.	(7)(8)	SF	5.11%	8.99%	12/27/2021	12/3/2026	7,772	7,772	7,772	0.3%
New Engen, Inc.	(9)	SF	5.11%	8.99%	9/17/2024	12/3/2026	2,346	2,327	2,370	0.1%
							17,166	17,120	17,190	0.6%
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.24%	5/25/2022	5/25/2028	15,000	14,851	14,981	0.6%
ASG II, LLC		SF	6.40%	10.24%	5/25/2022	5/25/2028	2,250	2,250	2,247	0.1%
							17,250	17,101	17,228	0.7%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							35,416	35,221	35,414	1.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	4.67% Cash/ 6.00% PIK	11/3/2023	5/9/2027	1,904	$1,902	$1,723	0.1%
							1,904	1,902	1,723	0.1%
Automotive
First Brands Group, LLC	(21)	P	6.00%	12.75% PIK	10/2/2025	6/29/2026	11,749	10,547	92	0.0%
First Brands Group, LLC	(21)	SF	7.00%	10.68% PIK	10/2/2025	6/29/2026	34,751	28,495	1,408	0.0%
First Brands Group, LLC	(21)	SF	10.61%	14.49% PIK	12/11/2023	3/30/2028	14,436	13,903	189	0.0%
							60,936	52,945	1,689	0.0%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	10.09% PIK	3/31/2025	8/11/2027	1,848	1,823	1,644	0.1%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	10.25% PIK	10/30/2024	8/11/2027	5,027	4,962	—	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	n/a	3/31/2025	8/11/2027	86	83	—	0.0%
Adept AG Holdings, LLC	(21)	SF	6.15%	9.84% PIK	3/31/2025	8/11/2027	1,484	1,473	1,317	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	10.00% PIK	10/30/2024	8/11/2027	4,038	4,013	—	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	n/a	3/31/2025	8/11/2027	68	69	—	0.0%
							12,551	12,423	2,961	0.1%
Consumer Goods: Durable
Ivanti Software, Inc.	(34)	SF	4.75%	8.64%	5/13/2025	6/1/2029	—	109	—	0.0%
							—	109	—	0.0%
Construction & Building
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	9.50%	13.23%	7/17/2024	2/9/2028	20,500	2,532	2,571	0.1%
601 Lafayette Mezz LLC	(12)	SF	9.50%	13.28%	7/17/2024	2/9/2028	20,500	20,500	20,813	0.7%
Jesse Studio Mezz, LLC (Delayed Draw)	(12)(19)(20)	SF	12.79%	16.66%	6/7/2024	6/7/2027	41,930	38,301	39,383	1.4%
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	(12)(19)(20)	SF	10.25%	13.98%	12/21/2023	1/15/2027	37,349	33,419	33,990	1.2%
Sundy Village West Mezz Borrower, LLC	(12)	SF	11.50%	15.28% PIK	12/21/2023	1/15/2027	14,625	14,625	14,877	0.5%
							134,904	109,377	111,634	3.9%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.11%	13.84% PIK	6/18/2024	6/18/2029	1,763	1,763	1,477	0.1%
							1,763	1,763	1,477	0.1%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	8.26%	5.49% Cash/ 6.50% PIK	4/26/2019	3/12/2029	1,892	1,666	961	0.0%
Avison Young (USA) Inc.	(12)(21)(36)	SF	8.26%	5.60% Cash/ 6.50% PIK	4/26/2019	3/12/2029	647	573	155	0.0%
KT Naples UB LLC	(12)	SF	12.00%	17.00%	4/8/2024	4/8/2026	12,496	12,496	12,612	0.4%
Maltese Diplomat Owner 100 LLC (Delayed Draw)	(12)(19)(20)	SF	10.97%	14.75%	3/11/2025	4/9/2028	50,000	49,671	50,120	1.8%
RC & CY New Orleans Sole Member, LLC	(12)	SF	9.00%	12.77%	3/20/2025	4/10/2028	30,000	29,753	30,003	1.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	10/28/2025	10/1/2026	928	928	928	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,767	1,767	1,767	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	519	519	519	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	11,465	11,465	11,465	0.4%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	1,983	1,983	1,983	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	3,559	3,559	3,559	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	2,440	2,440	2,440	0.1%
							117,696	116,820	116,512	4.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	$968	$—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	430	401	512	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	440	401	524	0.0%
							1,858	1,770	1,036	0.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	477	477	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.10% PIK	7/31/2023	1/31/2028	503	503	38	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.10% PIK	7/31/2023	1/31/2028	152	152	11	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.10% PIK	9/8/2023	1/31/2028	265	265	20	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.10% PIK	7/31/2023	1/31/2028	396	396	—	0.0%
							2,092	2,092	69	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	9.64%	7/15/2024	10/15/2028	3,592	3,616	2,233	0.1%
Streamland Media MidCo LLC	(21)	SF	5.76%	9.45%	6/30/2025	3/30/2029	917	909	887	0.0%
Streamland Media MidCo LLC	(21)	SF	6.76%	10.43%	6/30/2025	3/30/2029	881	874	627	0.0%
Streamland Media MidCo LLC (Revolver)	(21)	SF	5.76%	9.43%	4/11/2025	3/30/2029	132	132	128	0.0%
							5,522	5,531	3,875	0.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							339,226	304,732	240,976	8.4%

Equity Investments (14)(15)(16)
Aerospace & Defense
Air Transport Components Acquisition, LLC (608,696 Class A common units)		—	—	—	7/15/2025	—	—	609	727	0.0%
								609	727	0.0%
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(17)	—	—	—	8/2/2021	—	—	159	250	0.0%
								159	250	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(12)(17)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Caputo Cheese Interco Corp. (2,777,778 Class A units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	2,778	2,691	0.1%
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	—	—	8	—	0.0%
								2,967	2,691	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	—	—	$650	$—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	—	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	—	—	—	—	0.0%
Tavoron Buyer Corp. (2,417,450 units)		—	—	—	1/22/2025	—	—	2,417	2,460	0.1%
								3,180	2,460	0.1%
Construction & Building
Harlem Acquisition, LLC (6,095,244 Class A units)		—	—	—	11/7/2024	—	—	6,095	7,031	0.2%
MEI Buyer LLC (2,275 units)		—	—	—	6/29/2023	—	—	2,276	6,061	0.2%
Mooring Primary, LLC (2,574 preferred units)		—	—	—	4/1/2025	—	—	2,574	2,522	0.1%
Mooring Primary, LLC (2,576 common units)		—	—	—	4/1/2025	—	—	3	—	0.0%
								10,948	15,614	0.5%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)		—	—	—	8/3/2021	—	—	169	—	0.0%
Independence Buyer, Inc. (872 Class B units)		—	—	—	9/5/2025	—	—	—	—	0.0%
								169	—	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (2,162,506 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (31,764 shares of common stock)		—	—	—	6/18/2024	—	—	3,191	—	0.0%
								3,191	—	0.0%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(29)	—	—	—	3/4/2024	—	—	132	133	0.0%
								132	133	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	67	51	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.1% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	36	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	—	—	—	589	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	—	—	892	776	0.0%
								1,599	2,092	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	—	—	$1,600	$1,513	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(12)(17)	—	—	—	12/24/2020	—	—	—	56	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)(30)	—	—	—	4/29/2022	—	—	575	811	0.0%
Tax Protection BuyCo, LLC (1,159 common units)	(17)	—	—	—	4/1/2025	—	—	1,159	1,169	0.0%
								3,334	3,549	0.1%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(36)	n/a	n/a	12.50% PIK	9/1/2022	—	—	2,037	—	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(36)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	—	—	420	327	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	—	—	1,667	—	0.0%
Residential Homes for Rent LLC (736,539 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	—	—	3,183	2,751	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.6% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	—	920	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(12)(17)	—	—	—	7/2/2021	—	—	3	6,421	0.2%
								8,544	10,419	0.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	608	0.0%
Bluesight, Inc. (528 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	528	528	0.0%
Bluesight, Inc. (282,635 Class B common units)		—	—	—	7/17/2023	—	—	—	227	0.0%
Caravel Autism Health, LLC (3,781 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	—	—	3,782	3,213	0.1%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)		—	—	—	6/30/2021	—	—	578	586	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)		—	—	—	6/30/2021	—	—	—	133	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	—	0.0%
Forest Buyer, LLC (906 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	—	—	387	411	0.0%
Forest Buyer, LLC (906 Class B units)	(17)	—	—	—	3/15/2024	—	—	—	1,100	0.0%
GBP CSTA Buyer LLC (1,454,566 Class A units)	(17)	—	—	—	11/18/2025	—	—	1,455	1,455	0.1%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	—	—	1,082	272	0.0%
NationsBenefits, LLC (369,827 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,333	0.2%
NationsBenefits, LLC (326,667 common units)	(17)	—	—	—	8/20/2021	—	—	468	2,665	0.1%
NBPT Acquisition LLC (4,421 preferred units)	(45)	—	—	—	3/3/2025	—	—	4,421	4,582	0.2%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)		—	—	—	10/4/2022	—	—	1,433	142	0.0%
Seran BioScience, LLC (27,565 common units)		—	—	—	7/30/2024	—	—	267	433	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)		—	—	—	12/29/2023	12/29/2033	—	$—	$102	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	—	—	18,310	14,312	0.5%
Xpress Wellness, LLC (816 Series C units)		—	—	—	10/14/2025	—	—	694	1,040	0.0%
								36,629	37,142	1.2%
High Tech Industries
Arcserve Cayman Opco LP (157,895 Class A common units)		—	—	—	3/16/2021	—	—	10,982	1,960	0.1%
Arcserve Cayman Opco LP (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	3,651	0.1%
Arcserve Cayman GP LLC (157,895 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(33)	—	—	—	12/13/2024	—	—	4,177	4,453	0.2%
Cloud for Good, LLC (5,000,000 common units)		—	—	—	3/21/2025	—	—	5,000	5,100	0.2%
Douglas Holdings, Inc. (573,847 Class A common units)		—	—	—	8/27/2024	—	—	574	614	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)		—	—	—	9/1/2022	—	—	652	857	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	—	—	791	852	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	—	—	278	615	0.0%
Recorded Future, Inc. (40,243 Class A units)		—	—	—	7/3/2019	—	—	—	—	0.0%
Reorganized Mobileum AcquisitionCo, LLC (42,031 shares of common stock)		—	—	—	9/12/2024	—	—	1,877	567	0.0%
Sparq Holdings, Inc. (600,000 common units)		—	—	—	6/15/2023	—	—	600	69	0.0%
Sparq Holdings, Inc. (83,720 Series A preferred units)		—	—	—	9/19/2025	—	—	84	167	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	—	—	1,624	2,918	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	—	—	6,076	6,137	0.2%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	—	—	1,849	4,088	0.1%
								34,564	32,048	1.0%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(17)	—	—	—	12/31/2020	—	—	95	122	0.0%
								95	122	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	806	0.0%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	—	—	568	568	0.0%
Gas Media Holdings, LLC (4,790 shares of common stock)		—	—	—	4/17/2025	—	—	4,790	4,194	0.1%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	417	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	—	—	5	182	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	—	—	369	64	0.0%
Relevant Industrial, LLC (4,877,048 units)		—	—	—	5/16/2025	—	—	4,877	4,689	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	$96	$96	0.0%
Relevate Health Group, LLC (96 Class B common units)		—	—	—	11/20/2020	—	—	—	43	0.0%
Relevate Health Group, LLC (14 Class X common units)		—	—	—	11/14/2024	—	—	—	6	0.0%
Relevate Health Group, LLC (14 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	14	14	0.0%
SHOOK Research, LLC (1,483,871 Class A units)	(17)	—	—	—	7/31/2025	—	—	1,484	1,539	0.1%
Spherix Global Inc. (52 Class A-2 units)		—	—	—	6/10/2024	—	—	52	71	0.0%
Spherix Global Inc. (333 Class A units)		—	—	—	12/22/2021	—	—	333	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	127	0.0%
								13,455	12,816	0.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)		—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(17)	—	—	—	12/31/2021	—	—	189	154	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)	—	—	—	7/15/2024	—	—	1,525	263	0.0%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	—	—	1,205	—	0.0%
								2,919	417	0.0%
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	—	—	887	900	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	—	—	1,999	2,554	0.1%
ecMarket Inc. and Conexiom US Inc. (18,328 Class C preferred shares)	(12)(36)	—	—	—	5/12/2025	—	—	32	51	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 Class B preferred shares)	(12)(36)	—	—	—	9/21/2021	—	—	723	217	0.0%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	—	—	591	1,099	0.0%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	—	—	799	799	0.0%
Northeast Contracting Company, LLC (6,191,218 Class A-2 units)	(17)	—	—	—	8/16/2024	—	—	6,191	6,293	0.2%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	—	—	2,000	2,110	0.1%
Parkhub, Inc. (1,178,344 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,683	1,761	0.1%
Rampart Exterior Services Buyer, Inc. (3,295 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	3,295	4,154	0.1%
Ecotrak, LLC (fka Respida Software Equity CI LP) (15,400,820 Series B Preferred Units)	(17)	—	—	—	4/9/2024	—	—	15,251	16,171	0.6%
SingleStore, Inc. ($9,359 equity commitment)		—	—	—	10/14/2025	—	9,359	9,359	9,359	0.3%
Skillsoft Corp. (1,308 Class A shares)	(6)(12)(29)	—	—	—	6/11/2021	—	—	508	12	0.0%
								43,318	45,480	1.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(17)	—	—	—	11/15/2023	—	—	$—	$—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	—	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(17)	—	—	—	11/15/2023	—	—	169	—	0.0%
Express Wash Acquisition Company, LLC (41 Class A-1 preferred units)	(17)	—	—	—	4/10/2025	—	—	41	—	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(17)	—	—	—	1/4/2021	—	—	198	164	0.0%
IDIG Parent, LLC (20,049 Class X units)	(17)	—	—	—	6/23/2025	—	—	20	36	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment)	(17)(43)	—	—	—	3/21/2025	—	—	2,445	2,109	0.1%
Light Wave Dental Management, LLC (314,621 Class A units)	(17)	—	—	—	6/30/2023	—	—	3,146	2,984	0.1%
								6,054	5,293	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	—	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (28,198 common units)	(6)	—	—	—	3/3/2025	—	—	893	88	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (23,212 Class A units)	(6)	—	—	—	6/28/2024	—	—	—	—	0.0%
								977	88	0.0%
Transportation: Cargo
FLEET Response, LLC (fka RS Acquisition, LLC) (838,077 common units)	(17)	—	—	—	1/12/2022	—	—	1,439	—	0.0%
FLEET Response, LLC (fka RS Acquisition, LLC) (46,462 Series A preferred units)	(17)(21)	n/a	n/a	10.00% PIK	12/30/2024	—	—	46	—	0.0%
								1,485	—	0.0%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	3,508	3,507	0.1%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	32,227	1.1%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	296	0.0%
								4,504	36,030	1.2%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	357	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	11	—	0.0%
								1,577	357	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								182,722	207,728	6.6%
Total Non-Controlled/Non-Affiliate Company Investments								$5,569,724	$5,511,585	194.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(19)(20)(21)	SF	8.76%	12.45% PIK	6/21/2024	12/31/2027	1,463	$1,235	$1,478	0.1%
							1,463	1,235	1,478	0.1%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.		SF	5.50%	9.37%	9/22/2025	9/22/2030	6,850	6,719	6,850	0.2%
Engineered Metal Solutions, Inc. (Revolver)	(19)	SF	5.50%	9.37%	9/22/2025	9/22/2030	1,737	—	—	0.0%
Jumpstart Holdco, Inc. (Revolver)	(21)	SF	5.60%	9.33% PIK	7/16/2025	4/19/2028	728	729	748	0.0%
							9,315	7,448	7,598	0.2%
Environmental Industries
Baystate Sewage Disposal, LLC	(8)	SF	6.00%	9.87%	6/30/2025	12/31/2030	4,389	4,306	4,389	0.2%
Baystate Sewage Disposal, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.87%	6/30/2025	12/31/2030	1,264	126	126	0.0%
Baystate Sewage Disposal, LLC (Revolver)	(19)	SF	6.00%	9.87%	6/30/2025	12/31/2030	1,011	—	—	0.0%
							6,664	4,432	4,515	0.2%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.24%	4/25/2024	4/25/2029	10,146	9,994	9,994	0.4%
Summit Professional Education, LLC		SF	6.36%	10.24%	7/17/2025	4/25/2029	4,019	3,946	3,960	0.1%
Summit Professional Education, LLC (Delayed Draw)	(19)(20)	SF	6.36%	10.24%	7/17/2025	4/25/2029	7,357	—	—	0.0%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	10.24%	4/25/2024	4/25/2029	1,471	—	—	0.0%
Whistler Parent Holdings III, Inc.		SF	6.85%	10.75% PIK	5/28/2024	6/2/2028	3,197	3,197	3,197	0.1%
Whistler Parent Holdings III, Inc. (Revolver)	(19)	SF	6.85%	10.75% PIK	10/25/2024	6/2/2028	4,150	3,487	3,487	0.1%
							30,340	20,624	20,638	0.7%
High Tech Industries
ClearlyRated Capital, LLC		SF	6.50%	10.37%	4/21/2025	4/21/2030	1,428	1,402	1,427	0.1%
ClearlyRated Capital, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.37%	4/21/2025	4/21/2030	1,077	—	—	0.0%
							2,505	1,402	1,427	0.1%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.11%	9.99%	9/21/2022	9/21/2027	3,500	3,463	3,496	0.1%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.11%	9.99%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC		SF	7.86%	11.74%	10/6/2023	10/6/2028	12,250	11,917	12,281	0.4%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	11.74%	10/6/2023	10/6/2028	1,984	992	992	0.0%
							18,102	16,372	16,769	0.5%
Services: Consumer
YBR OZ ECE, LLC	(8)	SF	5.86%	9.74%	1/23/2025	1/23/2030	1,990	1,957	1,994	0.1%
YBR OZ ECE, LLC (Delayed Draw)	(19)(20)	SF	5.86%	9.74%	1/23/2025	1/23/2030	2,499	899	901	0.0%
YBR OZ ECE, LLC (Revolver)	(19)	SF	5.86%	9.74%	1/23/2025	1/23/2030	375	—	—	0.0%
							4,864	2,856	2,895	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
SheerTrans Solutions, LLC		SF	8.11%	11.84% PIK	7/29/2022	7/29/2028	5,687	$5,647	$5,687	0.2%
SheerTrans Solutions, LLC		SF	8.11%	11.84% PIK	2/15/2024	7/29/2028	1,624	1,603	1,624	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	11.84% PIK	7/29/2022	7/29/2028	1,503	763	763	0.0%
							8,814	8,013	8,074	0.3%
Total Non-Controlled/Affiliate Senior Secured Loans							82,067	62,382	63,394	2.2%

Junior Secured Loans
Automotive
BTR Opco LLC	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	1,692	395	0.0%
BTR Opco LLC	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	—	0.0%
							11,252	10,408	395	0.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (Delayed Draw)	(19)(20)(21)	SF	2.10%	5.83%	12/23/2025	6/30/2029	8,225	2,574	4,431	0.2%
							8,225	2,574	4,431	0.2%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,875	0.2%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,387	4,387	4,839	0.2%
SFR Holdco 2, LLC	(12)	n/a	n/a	8.00%	10/24/2024	10/23/2029	5,119	5,119	4,937	0.2%
							15,356	15,356	15,651	0.6%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	10.75% PIK	10/25/2024	6/2/2028	28,573	28,358	15,572	0.6%
							28,573	28,358	15,572	0.6%
Total Non-Controlled/Affiliate Junior Secured Loans							63,406	56,696	36,049	1.4%

Equity Investments (15)(16)(18)
Aerospace & Defense
MC Aviation Limited (commitment to purchase up to 40.0% of the equity)		—	—	—	9/4/2025	—	—	22,809	23,603	0.8%
								22,809	23,603	0.8%
Automotive
BTR Opco LLC (622 Class A common units)		—	—	—	6/21/2024	—	—	639	—	0.0%
								639	—	0.0%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (7,413 Class A units)		—	—	—	9/22/2025	—	—	7,413	7,633	0.3%
Jumpstart Holdco, Inc. (188,000 Class A common units)		—	—	—	12/23/2025	—	—	23,636	—	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	—	—	1,567	—	0.0%
								32,616	7,633	0.3%
Environmental Industries
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	8,842	8,926	0.3%
								8,842	8,926	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
MC Voyager SPV II LLC ($20,522 of $45,000 equity commitment)	(12)(44)	—	—	—	3/28/2025	—	—	$20,522	$20,522	0.7%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	—	—	53,255	60,650	2.1%
Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment)	(12)(31)	—	—	—	6/13/2024	—	—	6,902	6,902	0.3%
								80,679	88,074	3.1%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	3,900	4,954	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)	—	—	—	3/1/2022	—	—	2,925	3,715	0.1%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)	—	—	—	10/24/2024	—	—	3,412	3,464	0.1%
								10,237	12,133	0.4%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (19,762 Class A units)	(17)	—	—	—	4/25/2024	—	—	19,761	18,138	0.6%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								19,761	18,138	0.6%
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	—	—	7,093	7,626	0.3%
								7,093	7,626	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	5,504	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	—	—	14,676	18,148	0.6%
								18,084	23,652	0.8%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	—	—	6,875	6,875	0.2%
								6,875	6,875	0.2%
Transportation: Cargo
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	(17)	—	—	—	2/15/2024	—	—	3,042	4,747	0.2%
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	(17)	—	—	—	7/11/2025	—	—	4,692	7,320	0.3%
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(17)	—	—	—	7/29/2022	—	—	9,192	—	0.0%
								16,926	12,067	0.5%
Total Non-Controlled/Affiliate Equity Investments								224,561	208,727	7.3%
Total Non-Controlled/Affiliate Company Investments								$343,639	$308,170	10.9%

TOTAL INVESTMENTS								$5,913,363	$5,819,755	205.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$209	AUD	324	Bannockburn Global Forex, LLC	3/12/2026	$(7)
Foreign currency forward contract	$220	AUD	335	Bannockburn Global Forex, LLC	4/2/2026	(4)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	6/11/2026	(7)
Foreign currency forward contract	$190	AUD	291	Bannockburn Global Forex, LLC	7/3/2026	(5)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	9/11/2026	(7)
Foreign currency forward contract	$183	AUD	283	Bannockburn Global Forex, LLC	10/2/2026	(5)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/11/2026	(6)
Foreign currency forward contract	$176	AUD	273	Bannockburn Global Forex, LLC	1/5/2027	(6)
Foreign currency forward contract	$208	AUD	321	Bannockburn Global Forex, LLC	3/11/2027	(6)
Foreign currency forward contract	$168	AUD	262	Bannockburn Global Forex, LLC	4/5/2027	(7)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/11/2027	(6)
Foreign currency forward contract	$167	AUD	263	Bannockburn Global Forex, LLC	7/2/2027	(8)
Foreign currency forward contract	$213	AUD	328	Bannockburn Global Forex, LLC	9/13/2027	(6)
Foreign currency forward contract	$168	AUD	266	Bannockburn Global Forex, LLC	10/5/2027	(9)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/13/2027	(6)
Foreign currency forward contract	$167	AUD	266	Bannockburn Global Forex, LLC	1/5/2028	(11)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	3/13/2028	(6)
Foreign currency forward contract	$167	AUD	268	Bannockburn Global Forex, LLC	4/5/2028	(11)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/13/2028	(6)
Foreign currency forward contract	$19,945	AUD	32,268	Bannockburn Global Forex, LLC	7/5/2028	(1,588)
Foreign currency forward contract	$87	CAD	125	Bannockburn Global Forex, LLC	1/5/2026	(5)
Foreign currency forward contract	$214	CAD	296	Bannockburn Global Forex, LLC	3/4/2026	—
Foreign currency forward contract	$155	CAD	219	Bannockburn Global Forex, LLC	4/6/2026	(5)
Foreign currency forward contract	$217	CAD	298	Bannockburn Global Forex, LLC	7/3/2026	—
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	7/6/2026	(5)
Foreign currency forward contract	$317	CAD	443	Bannockburn Global Forex, LLC	10/5/2026	(6)
Foreign currency forward contract	$346	CAD	484	Bannockburn Global Forex, LLC	1/5/2027	(6)
Foreign currency forward contract	$339	CAD	474	Bannockburn Global Forex, LLC	4/5/2027	(7)
Foreign currency forward contract	$344	CAD	481	Bannockburn Global Forex, LLC	7/6/2027	(7)
Foreign currency forward contract	$8,831	CAD	12,777	Bannockburn Global Forex, LLC	8/16/2027	(479)
Foreign currency forward contract	$252	CAD	348	Bannockburn Global Forex, LLC	10/5/2027	(2)
Foreign currency forward contract	$253	CAD	351	Bannockburn Global Forex, LLC	1/4/2028	(3)
Foreign currency forward contract	$250	CAD	348	Bannockburn Global Forex, LLC	4/4/2028	(3)
Foreign currency forward contract	$250	CAD	347	Bannockburn Global Forex, LLC	7/5/2028	(3)
Foreign currency forward contract	$252	CAD	351	Bannockburn Global Forex, LLC	10/3/2028	(4)
Foreign currency forward contract	$11,206	CAD	15,629	Bannockburn Global Forex, LLC	1/3/2029	(182)
Foreign currency forward contract	$379	EUR	360	Bannockburn Global Forex, LLC	1/6/2026	(44)
Foreign currency forward contract	$51	EUR	43	Bannockburn Global Forex, LLC	2/10/2026	(1)
Foreign currency forward contract	$370	EUR	351	Bannockburn Global Forex, LLC	4/6/2026	(43)
Foreign currency forward contract	$49	EUR	43	Bannockburn Global Forex, LLC	5/8/2026	(1)
Foreign currency forward contract	$373	EUR	354	Bannockburn Global Forex, LLC	7/6/2026	(43)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	8/10/2026	(1)
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	(43)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	11/10/2026	(1)
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	(42)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	2/10/2027	(1)
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	(41)
Foreign currency forward contract	$56	EUR	49	Bannockburn Global Forex, LLC	5/10/2027	(1)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	$(40)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	8/10/2027	(1)
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	(40)
Foreign currency forward contract	$59	EUR	51	Bannockburn Global Forex, LLC	11/10/2027	(1)
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	(41)
Foreign currency forward contract	$60	EUR	52	Bannockburn Global Forex, LLC	2/10/2028	(1)
Foreign currency forward contract	$57	EUR	49	Bannockburn Global Forex, LLC	5/10/2028	(1)
Foreign currency forward contract	$2,906	EUR	2,501	Bannockburn Global Forex, LLC	8/10/2028	(31)
Foreign currency forward contract	$129	GBP	97	Bannockburn Global Forex, LLC	1/5/2026	(2)
Foreign currency forward contract	$329	GBP	255	Bannockburn Global Forex, LLC	1/6/2026	(15)
Foreign currency forward contract	$124	GBP	94	Bannockburn Global Forex, LLC	4/3/2026	(2)
Foreign currency forward contract	$317	GBP	246	Bannockburn Global Forex, LLC	4/7/2026	(14)
Foreign currency forward contract	$124	GBP	93	Bannockburn Global Forex, LLC	7/3/2026	(2)
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	(15)
Foreign currency forward contract	$124	GBP	94	Bannockburn Global Forex, LLC	10/5/2026	(2)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(16)
Foreign currency forward contract	$137	GBP	104	Bannockburn Global Forex, LLC	1/5/2027	(3)
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(17)
Foreign currency forward contract	$133	GBP	101	Bannockburn Global Forex, LLC	4/5/2027	(3)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(17)
Foreign currency forward contract	$134	GBP	102	Bannockburn Global Forex, LLC	7/5/2027	(3)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(17)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	10/5/2027	(4)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	1/5/2028	(4)
Foreign currency forward contract	$133	GBP	102	Bannockburn Global Forex, LLC	4/5/2028	(4)
Foreign currency forward contract	$87	GBP	66	Bannockburn Global Forex, LLC	7/5/2028	(3)
Foreign currency forward contract	$5,581	GBP	4,274	Bannockburn Global Forex, LLC	10/4/2028	(177)
						$(3,172)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), Bank Bill Swap Rate ("BBSW" or "BB"), Sterling Overnight Index Average Rate ("SONIA" or "SN"), Canadian Overnight Repo Rate Average ("CORRA" or "CA"), or Euro Interbank Offered Rate ("Euribor" or "EU"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, BBSW, SONIA, CORRA, or EU, as applicable, and the current contractual interest rate in effect at December 31, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2025 represented 205.6% of the Company’s net assets or 94.9% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,830,579 as of December 31, 2025.
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
(12)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets totaled 12.7% of the Company’s total assets.
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
December 31, 2025
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
(19)    All or a portion of this commitment was unfunded at December 31, 2025. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of December 31, 2025, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
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
(26)    The investment is subject to a servicing agreement whereby the Fund earns a pooled effective yield of 14.7%.
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
(30)    As of December 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $565.
(31)    As of December 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34,952 for a total commitment of $41,855.
(32)    As of December 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(33)    As of December 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(34)    Investment position or portion thereof unsettled as of December 31, 2025.
(35)    The headquarters of this portfolio company is located in Australia.
(36)    The headquarters of this portfolio company is located in Canada.
(37)    The headquarters of this portfolio company is located in Finland.
(38)    The headquarters of this portfolio company is located in France.
(39)    The headquarters of this portfolio company is located in Luxembourg.
(40)    Reserved.
(41)    The headquarters of this portfolio company is located in Ireland.
(42)    The headquarters of this portfolio company is located in United Kingdom.
(43)    As of December 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,091 for a total commitment of $3,536.
(44)    As of December 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $24,478 for a total commitment of $45,000.
(45)    As of December 31, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $884.
(46)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding III, LLC (the “2025 Issuer”) as collateral for the Company’s asset-backed securitization (the “2025 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
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
On November 19, 2025, the Company created a wholly-owned subsidiary, Monroe Capital Income Plus ABS Funding III, LLC (the "2025 Issuer"), for purposes of completing an asset-backed securitization (the "2025 ABS") and issuing secured notes through a private placement. See Note 7 for additional information on the 2025 ABS.

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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate a portfolio company in which it has invested other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the SPV, SPV II, SPV III, SPV IV, SPV V, the 2022 Issuer, the 2023 Issuer and the 2025 Issuer, (the "Non-Taxable Subsidiaries") and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”, and together with the Non-Taxable Subsidiaries, the "Subsidiaries") in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.

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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2025, 2024, 2023, the Company received return of capital distributions from its equity investments of $2,711, $2,553 and $122, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $58,606 and $60,656 as of December 31, 2025 and December 31, 2024, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2025, 2024 and 2023 totaled $43,962, $42,602 and $26,488, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Interest income	$483,019	$365,634	$207,338
PIK interest income	21,033	15,868	7,694
Dividend income (1)	6,946	1,599	569
Other income	2,506	10,887	2,184
Prepayment gain (loss)	6,840	7,036	1,146
Accretion of discounts and amortization of premiums	13,580	9,895	5,713
Total investment income	$533,924	$410,919	$224,644
_________________________________________
(1)During the years ended December 31, 2025, 2024 and 2023, dividend income includes PIK dividends of $2,208, $1,403 and $484, respectively.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of December 31, 2025 and December 31, 2024, there were 17 and 11 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $67,693 and $28,676 at December 31, 2025 and December 31, 2024, respectively.
Distributions
Historically, distributions have been declared by the Board each calendar quarter. Beginning in October 2025, to the extent that the Company has taxable income available, the Fund intends to make monthly distributions to its stockholders. Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Company's Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Company's Board may deem relevant from time to time. As a result, the Company's distribution rates and payment frequency may vary from time to time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP were issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the most recent NAV per share as of the most recent effective date on which shares are issued to our investors in a closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances. See Note 11 for additional information on the Company’s distributions and Second Amended and Restated DRIP.
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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of December 31, 2025, the Company held cash denominated in foreign currencies of AUD 1,229 ($820 in U.S. Dollars), EUR 728 ($855 in U.S. Dollars) and GBP 375 ($505 in U.S. Dollars). As of December 31, 2024, the Company held cash denominated in foreign currency of EUR 14 ($14 in U.S. Dollars) and GBP 294 ($368 in U.S. Dollars).
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of December 31, 2025 and December 31, 2024, restricted cash and cash equivalents consisted of the following:

	December 31, 2025	December 31, 2024
Restricted cash and cash equivalents:
SPV	$19,465	$28,847
SPV II	34,572	20,764
SPV III	9,746	3,375
SPV IV	13,552	36,974
SPV V	10,618	—
2022 Issuer	27,684	25,102
2023 Issuer	10,820	9,328
2025 Issuer	20,574	—
Total restricted cash and cash equivalents	$147,031	$124,390

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $30,656 and $23,351, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the years ended December 31, 2025, 2024 and 2023 was $9,744, $9,429 and $5,741, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company's capital gain exceeds the Company's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2025, 2024 and 2023 the Company recorded a net expense on the consolidated statements of operations of $341, $1,082 and $495, respectively, for U.S. federal excise tax. As of December 31, 2025 and December 31, 2024, the Company recorded an accrual for U.S. federal excise taxes of $290 and $1,050, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2025, 2024 and 2023 the Company recorded a net expense of $283, $124 and $119, respectively, on the consolidated statements of operations for these subsidiaries. As of both December 31, 2025 and December 31, 2024, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2025. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as disclosed in Note 15.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Amortized Cost:
Senior secured loans	$5,109,431	86.4%	$3,469,869	86.7%
Unitranche secured loans	35,221	0.6	148,567	3.7
Junior secured loans	361,428	6.1	200,802	5.0
Equity investments	407,283	6.9	183,547	4.6
Total	$5,913,363	100.0%	$4,002,785	100.0%

	December 31, 2025		December 31, 2024
Fair Value:
Senior secured loans	$5,090,861	87.4%	$3,491,117	87.1%
Unitranche secured loans	35,414	0.6	148,531	3.7
Junior secured loans	277,025	4.8	177,677	4.4
Equity investments	416,455	7.2	191,648	4.8
Total	$5,819,755	100.0%	$4,008,973	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2025		December 31, 2024
Amortized Cost:
United States:
Midwest	$1,093,220	18.5%	$697,246	17.4%
Northeast	1,337,031	22.6	919,569	23.0
Northwest	106,019	1.8	81,085	2.0
Southeast	1,431,430	24.2	985,353	24.6
Southwest	602,184	10.2	489,467	12.2
West	1,075,499	18.3	643,709	16.1
International	267,980	4.4	186,356	4.7
Total	$5,913,363	100.0%	$4,002,785	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2025		December 31, 2024
Fair Value:
United States:
Midwest	$1,007,605	17.3%	$689,362	17.2%
Northeast	1,345,901	23.1	920,544	23.0
Northwest	108,809	1.9	83,285	2.1
Southeast	1,471,723	25.3	1,006,155	25.1
Southwest	578,702	9.9	494,694	12.3
West	1,044,597	18.0	636,530	15.9
International	262,418	4.5	178,403	4.4
Total	$5,819,755	100.0%	$4,008,973	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Amortized Cost:
Aerospace & Defense	$41,610	0.7%	$24,110	0.6%
Automotive	132,579	2.2	76,264	1.9
Banking	46,932	0.8	48,045	1.2
Beverage, Food & Tobacco	146,450	2.5	27,123	0.7
Capital Equipment	278,579	4.7	191,064	4.8
Chemicals, Plastics & Rubber	53,586	0.9	—	—
Construction & Building	275,448	4.7	217,997	5.4
Consumer Goods: Durable	87,104	1.5	74,112	1.8
Consumer Goods: Non-Durable	87,121	1.5	51,050	1.3
Containers, Packaging & Glass	57,824	1.0	40,180	1.0
Energy: Oil & Gas	132	0.0 *	132	0.0 *
Environmental Industries	101,103	1.7	66,543	1.7
FIRE: Finance	395,159	6.7	234,481	5.9
FIRE: Real Estate	170,649	2.9	77,846	1.9
Healthcare & Pharmaceuticals	831,390	14.1	590,748	14.7
High Tech Industries	765,255	12.9	499,624	12.5
Hotels, Gaming & Leisure	95	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	327,320	5.4	195,966	4.9
Media: Broadcasting & Subscription	3,448	0.1	3,430	0.1
Media: Diversified & Production	92,892	1.5	112,124	2.8
Retail	14,448	0.2	14,570	0.4
Services: Business	1,276,711	21.6	888,565	22.2
Services: Consumer	341,755	5.8	240,050	6.0
Telecommunications	129,104	2.2	103,312	2.6
Transportation: Cargo	211,690	3.6	173,308	4.3
Utilities: Electric	4,504	0.1	4,505	0.1
Wholesale	40,475	0.7	47,541	1.2
Total	$5,913,363	100.0%	$4,002,785	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$40,434	0.7%	$23,854	0.6%
Automotive	61,039	1.0	66,253	1.7
Banking	40,681	0.7	43,672	1.1
Beverage, Food & Tobacco	145,549	2.5	27,414	0.7
Capital Equipment	272,138	4.7	187,727	4.7
Chemicals, Plastics & Rubber	53,692	0.9	—	—
Construction & Building	282,687	4.9	222,008	5.5
Consumer Goods: Durable	54,861	0.9	71,293	1.8
Consumer Goods: Non-Durable	80,235	1.4	48,784	1.2
Containers, Packaging & Glass	57,516	1.0	40,136	1.0
Energy: Oil & Gas	133	0.0 *	118	0.0 *
Environmental Industries	100,594	1.7	68,253	1.7
FIRE: Finance	401,245	6.9	233,307	5.8
FIRE: Real Estate	173,367	3.0	81,966	2.1
Healthcare & Pharmaceuticals	822,082	14.1	594,527	14.8
High Tech Industries	768,219	13.2	497,616	12.4
Hotels, Gaming & Leisure	122	0.0 *	123	0.0 *
Media: Advertising, Printing & Publishing	324,332	5.6	197,904	4.9
Media: Broadcasting & Subscription	523	0.0 *	867	0.0 *
Media: Diversified & Production	88,577	1.5	111,259	2.8
Retail	14,624	0.3	14,566	0.4
Services: Business	1,299,308	22.3	901,082	22.5
Services: Consumer	338,841	5.8	240,488	6.0
Telecommunications	122,038	2.1	101,469	2.5
Transportation: Cargo	201,888	3.5	172,550	4.3
Utilities: Electric	36,030	0.6	13,764	0.3
Wholesale	39,000	0.7	47,973	1.2
Total	$5,819,755	100.0%	$4,008,973	100.0%
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
As of December 31, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$5,090,861	$5,090,861
Unitranche secured loans	—	—	35,414	35,414
Junior secured loans	—	—	277,025	277,025
Equity investments	145	—	416,310	416,455
Total investments, at fair value:	$145	$—	$5,819,610	$5,819,755
Foreign currency forward contracts asset (liability)	$—	$(3,172)	$—	$(3,172)

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$3,491,117	$3,491,117
Unitranche secured loans	—	—	148,531	148,531
Junior secured loans	—	—	177,677	177,677
Equity investments	149	—	191,499	191,648
Total investments, at fair value:	$149	$—	$4,008,824	$4,008,973
Foreign currency forward contracts asset (liability)	$—	$1,501	$—	$1,501
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company's investment portfolio ranged from 5.75% to 18.75% at December 31, 2025 and 5.50% to 20.80% at December 31, 2024. The maturity dates on the loans outstanding at December 31, 2025 range between April 2026 and December 2032.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2025 and 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2024	$3,491,117	$148,531	$177,677	$191,499	$4,008,824
Net realized gain (loss) on investments	(2,768)	—	(3,142)	581	(5,329)
Net change in unrealized gain (loss) on investments	(44,701)	(5,749)	(50,415)	1,073	(99,792)
Purchases of investments and other adjustments to cost (1)	2,527,221	487	142,213	202,176	2,872,097
Proceeds from principal payments and sales of investments (2)	(817,050)	(91,213)	(43,174)	(4,753)	(956,190)
Reclassifications (3)	(62,958)	(16,642)	53,866	25,734	—
Balance as of December 31, 2025	$5,090,861	$35,414	$277,025	$416,310	$5,819,610

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2023	$2,171,243	$184,853	$87,986	$84,062	$2,528,144
Net realized gain (loss) on investments	(98)	—	39	118	59
Net change in unrealized gain (loss) on investments	6,747	288	(11,646)	5,703	1,092
Purchases of investments and other adjustments to cost (1)	1,981,176	8,269	78,335	85,001	2,152,781
Proceeds from principal payments and sales of investments (2)	(601,460)	(44,879)	(22,839)	(3,941)	(673,119)
Reclassifications (3)	(66,491)	—	45,802	20,689	—
Transfers in (out) of Level 3 (4)	—	—	—	(133)	(133)
Balance as of December 31, 2024	$3,491,117	$148,531	$177,677	$191,499	$4,008,824
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2025, attributable to Level 3 investments still held at December 31, 2025, was $(96,673). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2024, attributable to Level 3 investments still held at December 31, 2024, was $(4,494). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the year ended December 31, 2025. During the year ended December 31, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of December 31, 2025:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$3,428,212		Discounted cash flow	EBITDA multiples	11.1x	4.3x	36.4x
				Market yields	9.6%	7.2%	19.8%
Senior secured loans	1,192,777		Discounted cash flow	Revenue multiples	7.2x	1.0x	14.0x
				Market yields	9.4%	7.5%	20.0%
Senior secured loans	61,795		Enterprise value	EBITDA multiples	7.2x	5.5x	12.0x
Senior secured loans	43,978		Enterprise value	Revenue multiples	2.6x	0.5x	5.3x
Senior secured loans	4,452		Liquidation	Probability weighting of alternative outcomes	44.0%	44.0%	44.0%
Unitranche secured loans	18,186		Discounted cash flow	EBITDA multiples	10.5x	10.5x	10.5x
				Market yields	8.8%	8.4%	16.0%
Unitranche secured loans	17,228		Discounted cash flow	Revenue multiples	5.5x	5.5x	5.5x
				Market yields	13.2%	13.2%	13.2%
Junior secured loans	243,696		Discounted cash flow	EBITDA multiples	8.8x	8.8x	8.8x
				Market yields	14.0%	12.5%	17.3%
Junior secured loans	17,118		Enterprise value	Revenue multiples	4.9x	1.0x	5.3x
Junior secured loans	9,451		Enterprise value	EBITDA multiples	7.2x	4.3x	12.0x
Equity investments	327,486		Enterprise value	EBITDA multiples	10.7x	6.8x	17.3x
Equity investments	80,634		Enterprise value	Revenue multiples	4.2x	0.5x	10.8x
Equity investments	7,271		Option pricing model	Volatility	47.2%	24.0%	70.0%
Total Level 3 Assets	$5,452,284	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $367,326 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$627,266	$627,266	$474,756	$474,756
SPV Credit Facility	97,515	97,515	239,889	239,889
SPV II Credit Facility	568,316	568,316	194,574	194,574
SPV III Credit Facility	148,568	148,568	73,722	73,722
SPV IV Credit Facility	172,753	172,753	245,185	245,185
SPV V Credit Facility	123,361	123,361	—	—
2022 ABS	234,697	234,604	293,393	287,178
2023 ABS	207,239	210,271	206,369	209,100
2025 ABS	411,711	411,711	—	—
July 2028 Notes	41,476	42,096	—	—
November 2028 Notes	99,324	101,232	99,089	100,273
December 2028 Notes	99,324	101,279	99,089	100,272
July 2029 Notes	154,981	156,242	154,697	154,918
September 2029 Notes	47,686	47,699	47,599	47,667
July 2030 Notes	159,290	161,679	—	—
Total Debt	$3,193,507	$3,204,592	$2,128,362	$2,127,534
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	3,204,592	2,127,534
Total Debt	$3,204,592	$2,127,534

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2025 and 2024 were as follows:

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2025
Non-controlled affiliate company investment:
Baystate Sewage Disposal, LLC	$—	$—	$4,312	$(10)	$—	$4	$—	$83	$4,389
Baystate Sewage Disposal, LLC (Delayed Draw)	—	—	126	—	—	—	—	—	126
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	—	—	8,842	—	—	—	—	84	8,926
	—	—	13,280	(10)	—	4	—	167	13,441

BTR Opco LLC	1,177	—	—	—	—	—	—	(782)	395
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,131	—	190	(1)	—	—	—	158	1,478
BTR Opco LLC (622 Class A common units)	—	—	—	—	—	—	—	—	—
	2,308	—	190	(1)	—	—	—	(624)	1,873

ClearlyRated Capital, LLC	—	—	1,407	(8)	—	3	—	25	1,427
ClearlyRated Capital, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
ClearlyRated Capital, LLC (7,093,224 Class A units)	5,500	—	1,593	—	—	—	—	533	7,626
	5,500	—	3,000	(8)	—	3	—	558	9,053

Engineered Metal Solutions, Inc.	—	—	6,713	—	—	6	—	131	6,850
Engineered Metal Solutions, Inc. (Revolver)	—	—	248	(248)	—	—	—	—	—
Engineered Metal Solutions, Inc. (7,413 Class A units)	—	—	7,414	—	(1)	1	—	219	7,633
	—	—	14,375	(248)	(1)	7	—	350	14,483

Jumpstart Holdco, Inc. (Delayed Draw)	—	—	2,574	—	—	—	—	1,857	4,431
Jumpstart Holdco, Inc. (Revolver)	—	729	—	—	—	—	—	19	748
Jumpstart Holdco, Inc. (188,000 Class A common units)	—	23,636	—	—	—	—	—	(23,636)	—
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	—	—	—	—	—	—
	—	24,365	2,574	—	—	—	—	(21,760)	5,179

MC Aviation Limited (commitment to purchase up to 40.0% of the equity)	—	—	22,809	—	—	—	—	794	23,603
	—	—	22,809	—	—	—	—	794	23,603

MC Voyager SPV II LLC ($20,522 of $45,000 equity commitment)	—	—	20,522	—	—	—	—	—	20,522
	—	—	20,522	—	—	—	—	—	20,522

Nastel Technologies, LLC	3,478	—	—	—	—	12	—	6	3,496
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,611	—	—	—	—	—	—	893	5,504
	8,089	—	—	—	—	12	—	899	9,000

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2025
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	$—	$—	$53,255	$—	$—	$—	$—	$7,395	$60,650
	—	—	53,255	—	—	—	—	7,395	60,650

SFR Holdco, LLC	5,593	—	—	—	—	—	—	282	5,875
SFR Holdco, LLC	4,631	—	—	—	—	—	—	208	4,839
SFR Holdco, LLC (13.9% of equity commitments)	4,797	—	—	—	—	—	—	157	4,954
SFR Holdco, LLC (10.5% of equity commitments)	3,597	—	—	—	—	—	—	118	3,715
	18,618	—	—	—	—	—	—	765	19,383

SFR Holdco 2, LLC	2,267	—	2,852	—	—	—	—	(182)	4,937
SFR Holdco 2, LLC (24.4% of equity commitments)	1,510	—	1,902	—	—	—	—	52	3,464
	3,777	—	4,754	—	—	—	—	(130)	8,401

SheerTrans Solutions, LLC	5,261	—	—	(51)	477	21	—	(21)	5,687
SheerTrans Solutions, LLC	1,503	—	—	(16)	136	5	—	(4)	1,624
SheerTrans Solutions, LLC (Revolver)	998	—	952	(1,244)	57	—	—	—	763
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	—	3,042	—	—	—	—	—	1,705	4,747
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	—	1,879	2,813	—	—	—	—	2,628	7,320
SheerTrans Solutions, LLC (9,191,624 preferred interests)	11,989	(4,921)	1,879	—	—	—	—	(8,947)	—
	19,751	—	5,644	(1,311)	670	26	—	(4,639)	20,141

Summit Professional Education, LLC	10,244	—	—	(102)	—	35	—	(183)	9,994
Summit Professional Education, LLC	—	—	3,939	—	—	7	—	14	3,960
Summit Professional Education, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (Revolver)	1,145	—	735	(1,880)	—	—	—	—	—
Summit Professional Education, LLC (19,762 Class A units)	16,676	—	3,085	—	—	—	—	(1,623)	18,138
	28,065	—	7,759	(1,982)	—	42	—	(1,792)	32,092

Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment)	4,803	—	2,099	—	—	—	—	—	6,902
	4,803	—	2,099	—	—	—	—	—	6,902

Whistler Parent Holdings III, Inc.	22,772	—	—	—	2,202	71	—	(9,473)	15,572
Whistler Parent Holdings III, Inc.	1,980	—	990	—	227	—	—	—	3,197
Whistler Parent Holdings III, Inc. (Revolver)	1,539	—	1,752	—	196	—	—	—	3,487
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	26,291	—	2,742	—	2,625	71	—	(9,473)	22,256

YBR OZ ECE, LLC	—	—	1,961	(10)	—	6	—	37	1,994
YBR OZ ECE, LLC (Delayed Draw)	—	—	900	(1)	—	—	—	2	901
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	—	—	6,875	—	—	—	—	—	6,875
	—	—	9,736	(11)	—	6	—	39	9,770

Zodega Landscaping, LLC	$12,431	$—	$—	$(121)	$—	$94	$—	$(123)	$12,281

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2025
Zodega Landscaping, LLC (Revolver)	992	—	—	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	15,130	—	—	—	—	—	—	3,018	18,148
	28,553	—	—	(121)	—	94	—	2,895	31,421
Total non-controlled affiliate company investments	$145,755	$24,365	$162,739	$(3,692)	$3,294	$265	$—	$(24,556)	$308,170

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024
Non-controlled affiliate company investment:
BTR Opco LLC (fka Born To Run, LLC)	$—	$1,611	$81	$—	$—	$—	$—	$(515)	$1,177
BTR Opco LLC (fka Born To Run, LLC)	—	8,300	418	(2)	—	—	—	(8,716)	—
BTR Opco LLC (fka Born To Run, LLC) (Delayed Draw)	—	—	1,080	(34)	—	—	—	85	1,131
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	677	—	—	—	—	(38)	(639)	—
	—	10,588	1,579	(36)	—	—	(38)	(9,785)	2,308

ClearlyRated Capital, LLC (5,500,000 Class A units)	5,500	—	—	—	—	—	—	—	5,500
	5,500	—	—	—	—	—	—	—	5,500

Nastel Technologies, LLC	3,500	—	—	—	—	10	—	(32)	3,478
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,226	—	—	—	—	—	—	385	4,611
	7,726	—	—	—	—	10	—	353	8,089

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	(3,323)	—	—	—	—	—
	3,323	—	—	(3,323)	—	—	—	—	—

SFR Holdco, LLC	6,557	—	—	—	—	—	—	(964)	5,593
SFR Holdco, LLC	4,917	—	—	—	—	—	—	(286)	4,631
SFR Holdco, LLC (13.9% of equity commitments)	4,371	—	—	—	—	—	—	426	4,797
SFR Holdco, LLC (10.5% of equity commitments)	3,278	—	—	—	—	—	—	319	3,597
	19,123	—	—	—	—	—	—	(505)	18,618

SFR Holdco 2, LLC (Delayed Draw)	—	—	2,267	—	—	—	—	—	2,267
SFR Holdco 2, LLC (24.4% of equity commitments)	—	—	1,510	—	—	—	—	—	1,510
	—	—	3,777	—	—	—	—	—	3,777

SheerTrans Solutions, LLC	5,101	—	—	(51)	212	19	—	(20)	5,261
SheerTrans Solutions, LLC	—	—	1,436	(15)	53	4	—	25	1,503
SheerTrans Solutions, LLC (Revolver)	959	—	—	—	39	—	—	—	998
SheerTrans Solutions, LLC (12,233,889 preferred interests)	9,192	—	3,042	—	—	—	—	(245)	11,989
	15,252	—	4,478	(66)	304	23	—	(240)	19,751

Summit Professional Education, LLC	—	—	10,094	(50)	—	17	—	183	10,244
Summit Professional Education, LLC (Revolver)	—	—	1,145	—	—	—	—	—	1,145
Summit Professional Education, LLC (16,676 Class A units)	—	—	16,676	—	—	—	—	—	16,676
	—	—	27,915	(50)	—	17	—	183	28,065

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024
Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment)	$—	$—	$4,803	$—	$—	$—	$—	$—	$4,803
	—	—	4,803	—	—	—	—	—	4,803

Whistler Parent Holdings III, Inc.	—	25,676	—	—	276	133	—	(3,313)	22,772
Whistler Parent Holdings III, Inc. (Delayed Draw)	—	1,614	311	—	55	—	—	—	1,980
Whistler Parent Holdings III, Inc. (Revolver)	—	—	1,523	—	16	—	—	—	1,539
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	—	27,290	1,834	—	347	133	—	(3,313)	26,291

Zodega Landscaping, LLC	11,969	—	—	(119)	—	80	—	501	12,431
Zodega Landscaping, LLC (Revolver)	—	—	992	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	12,421	—	2,255	—	—	—	—	454	15,130
	24,390	—	3,247	(119)	—	80	—	955	28,553
Total non-controlled affiliate company investments	$75,314	$37,878	$47,633	$(3,594)	$651	$263	$(38)	$(12,352)	$145,755
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
Baystate Sewage Disposal, LLC	$234	$—	$—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Delayed Draw)	6	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Revolver)	2	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Class A-1 preferred units)	—	358	—	n/a	n/a	n/a
	242	358	—	—	—	—

BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	—	—	—	—	—	—
BTR Opco LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

ClearlyRated Capital, LLC	112	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Delayed Draw)	3	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Class A units)	—	—	—	—	—	—
	115	—	—	—	—	—

Engineered Metal Solutions, Inc.	189	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Revolver)	4	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	193	—	—	—	—	—

Jumpstart Holdco, Inc. (Delayed Draw)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Revolver)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A common units)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

MC Aviation Limited (Equity Commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

MC Voyager SPV II LLC (Equity commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Nastel Technologies, LLC	384	—	—	430	—	—
Nastel Technologies, LLC (Revolver)	1	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	385	—	—	430	—	—

NFS Intermediate HoldCo, LLC (Series B preferred units)	—	4,397	—	n/a	n/a	n/a
	—	4,397	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	n/a	n/a	n/a	330	—	—
	—	—	—	330	—	—

SFR Holdco, LLC	593	—	—	656	—	—
SFR Holdco, LLC	410	—	—	365	50	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	1,003	—	—	1,021	50	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
SFR Holdco 2, LLC (Delayed Draw)	$307	$—	$—	$25	$—	$—
SFR Holdco 2, LLC (LLC interest)	—	—		—	—	—
	307	—	—	25	—	—

SheerTrans Solutions, LLC	700	—	26	717	—	—
SheerTrans Solutions, LLC	196	—	8	179	—	—
SheerTrans Solutions, LLC (Revolver)	98	—	8	134	—	—
SheerTrans Solutions, LLC (Class A preferred interests)	—	—	—	—	—	—
SheerTrans Solutions, LLC (Class B preferred interests)	—	—	—	—	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
	994	—	42	1,030	—	—

Summit Professional Education, LLC	204	—	—	n/a	n/a	n/a
Summit Professional Education, LLC	1,133	—	—	838	—	—
Summit Professional Education, LLC (Delayed Draw)	18	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	36	—	—	27	—	—
Summit Professional Education, LLC (Class A units)	—	—	—	—	—	—
	1,391	—	—	865	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	3,083	—	—	581	—	—
Whistler Parent Holdings III, Inc.	306	—	—	45	—	—
Whistler Parent Holdings III, Inc. (Revolver)	253	—	—	34	—	—
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	—	—	—
	3,642	—	—	660	—	—

YBR OZ ECE, LLC	197	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Delayed Draw)	29	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Revolver)	—	—	—	n/a	n/a	n/a
YBR OZ ECE, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	226	—	—	—	—	—

Zodega Landscaping, LLC	1,609	—	18	1,730	—	—
Zodega Landscaping, LLC (Revolver)	126	—	3	61	—	—
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	1,735	—	21	1,791	—	—
Total non-controlled affiliate company investments	$10,233	$4,755	$63	$6,152	$50	$—
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
Base management fees for the years ended December 31, 2025, 2024 and 2023 were $65,688, $42,930 and $23,875, respectively. See Note 15 for discussion of a subsequent event related to base management fees.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The composition of the Company’s incentive fees for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Part one incentive fees (1)	$33,645	$28,169	$16,531
Part two incentive fees (2)	(1,283)	1,328	(166)
Total incentive fees	$32,362	$29,497	$16,365
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

Under the Administration Agreement, the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the years ended December 31, 2025, 2024 and 2023 the Company incurred $14,056, $9,042 and $5,885, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $4,591, $2,961 and $1,731, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2025 and December 31, 2024, $1,384 and $805, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both December 31, 2025 and December 31, 2024, the Company had no accounts payable to members of the Board, representing accrued and unpaid fees for their services.
Asset Purchase Agreement: On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC), and MC Advisors, the investment adviser to the Company and MRCC. Pursuant to the Purchase Agreement on the Closing Date (as defined in the Purchase Agreement) the Company agreed to acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Purchase”).
Following the Closing Date, which is currently anticipated to occur near the end of the first quarter or early in the second quarter of this year, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions (the "Merger").

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 188% and 196%, respectively.
The Company’s outstanding debt as of December 31, 2025 was as follows:

	December 31, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$634,666	$627,266	$7,400
SPV Credit Facility	450,000	100,000	97,515	2,485
SPV II Credit Facility	690,000	573,000	568,316	4,684
SPV III Credit Facility	200,000	150,000	148,568	1,432
SPV IV Credit Facility	350,000	175,200	172,753	2,447
SPV V Credit Facility	250,000	125,500	123,361	2,139
2022 ABS (5)	234,697	234,697	234,697	—
2023 ABS (6)	209,100	209,100	207,239	1,861
2025 ABS (7)	415,000	415,000	411,711	3,289
July 2028 Notes	42,000	42,000	41,476	524
November 2028 Notes	100,000	100,000	99,324	676
December 2028 Notes	100,000	100,000	99,324	676
July 2029 Notes	156,000	156,000	154,981	1,019
September 2029 Notes	48,000	48,000	47,686	314
July 2030 Notes	161,000	161,000	159,290	1,710
Total	$4,250,797	$3,224,163	$3,193,507	$30,656
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of December 31, 2025, the Company had unused availability across all borrowing facilities totaling $441,843.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of December 31, 2025, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $27,707 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of December 31, 2025, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of December 31, 2025, the 2025 Subordinated Notes (as defined below) totaling $85,000 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company’s outstanding debt as of December 31, 2024 was as follows:

	December 31, 2024
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$652,500	$481,106	$474,756	$6,350
SPV Credit Facility	450,000	243,300	239,889	3,411
SPV II Credit Facility	195,998	195,998	194,574	1,424
SPV III Credit Facility	100,000	75,000	73,722	1,278
SPV IV Credit Facility	350,000	248,600	245,185	3,415
2022 ABS (5)	294,609	294,609	293,393	1,216
2023 ABS (6)	209,100	209,100	206,369	2,731
November 2028 Notes	100,000	100,000	99,089	911
December 2028 Notes	100,000	100,000	99,089	911
July 2029 Notes	156,000	156,000	154,697	1,303
September 2029 Notes	48,000	48,000	47,599	401
Total	2,656,207	2,151,713	2,128,362	23,351
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of December 31, 2024, the Company had unused availability across all borrowing facilities totaling $428,329.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of December 31, 2024, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $34,780 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of December 31, 2024, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion and more recently through an amendment to $845,000 of aggregate commitments as of December 31, 2025.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
On November 25, 2025, the Company amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 31, 2028 to November 25, 2029, (ii) extend the stated maturity date from October 31, 2029 to November 25, 2030, (iii) increase the total facility size to an aggregate amount of $845,000, (iv) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1,100,000, (v) reduce the applicable margin (a) with respect to any alternate base rate ("ABR") Loan (as described in the Revolving Credit agreement), from 1.25% to 1.00% per annum (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or Risk Free Rate ("RFR") Loan, from 2.25% to 2.00% per annum, (vi) remove the Rating Condition (as described in the Revolving Credit agreement) on the applicable margin, (vii) increase the minimum obligors’ net worth test, and (viii) reduced the unused commitment fee to (i) 0.50% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are less than or equal to 35% of the facility amount and (ii) 0.375% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are greater than 35% of the facility amount.
As of December 31, 2025 and 2024, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $521,800 and $396,100, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40,000 ($26,694 in U.S. dollars) and AUD 21,978 ($13,599 in U.S. dollars), respectively, and Great Britain pounds of £40,000 ($53,902 in U.S. dollars) and £38,440 ($48,111 in U.S. dollars), respectively, and Euros of €27,472 ($32,270 in U.S. dollars) and €22,500 ($23,296 in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $(9,305) and $2,737 for the years ended December 31, 2025 and 2024, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 7.0%, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company’s ability to borrow under the Revolving Credit Facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the Revolving Credit Facility. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets of the greater of (a) $500,000 and (b) an amount equal to the sum of (i) $1,063,400 plus (ii) an amount equal to 65% of the difference of (x) the net proceeds to the Company from sales of its equity securities during each quarter following October 31, 2024 and (y) the amount paid or distributed to purchase or redeem its common stock in connection with a tender offer during such quarter; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; (3) a senior debt coverage ratio of at least 2 to 1; and (4) minimum net worth equal to or greater than $600,000. The Revolving Credit Facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the Revolving Credit Facility. The Revolving Credit Facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the Revolving Credit Facility and fails to remedy such default under any applicable grace period, if any, then the entire Revolving Credit Facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.
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
The period during which the Company may borrow under the Revolving Credit Facility expires on November 25, 2029, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by November 25, 2030. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and the subsidiary guarantors, subject to certain exceptions.
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
SPV Credit Facilities
SPV Credit Facility
The Company has a $450,000 SPV Credit Facility with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. The Company entered into an amendment to the SPV Credit Facility on July 15, 2024 to, among other things, reduce the interest rate applicable to the borrowings to SOFR plus 2.40%, remove the SOFR credit spread adjustment as a component of pricing thereunder, and extend both the reinvestment period and the maturity date of the SPV Credit Facility. Under the terms of the amended SPV Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the SPV Credit Facility through July 16, 2027. The maturity date of the SPV Credit Facility is July 16, 2029. Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of December 31, 2025 and 2024, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $583,700 and $722,845, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
During the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 2.40% to a maximum of 2.70%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 3.00%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of (i) 0.50% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are less than or equal to 60% of the facility amount and (ii) 0.35% per annum on any unused portion of the SPV Credit Facility when the outstanding borrowings are greater than 60% of the facility amount. As of December 31, 2025 and 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.3% and 7.0%, respectively.
Borrowing under the SPV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025 and December 31, 2024, the Company and the SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility. See Note 15 for discussion of a subsequent event related to an amendment to the SPV Credit Facility.
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature, which allowed the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, the Company entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690,000; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of December 31, 2025 and 2024, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $918,299 and $307,517, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period, and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.9% and 6.9%, respectively.
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
As of December 31, 2025 and December 31, 2024, the Company and the SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. On March 7, 2025, the Company amended the SPV III Credit Facility to increase the facility amount to $200,000. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of December 31, 2025 and 2024, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $266,769 and $142,151, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of December 31, 2025 and 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 7.3%, respectively.
Borrowing under the SPV III Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025 and December 31, 2024, the Company and the SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
SPV IV Credit Facility
On July 11, 2024, the Company entered into the SPV IV Credit Facility with Capital One, National Association ("CONA") as administrative agent, as amended from time to time, through a special purpose wholly-owned subsidiary, SPV IV.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The SPV IV Credit Facility allows the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV IV Credit Facility, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through July 11, 2027. The SPV IV Credit Facility matures on July 11, 2029, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of December 31, 2025 and 2024, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $399,458 and $513,208, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of December 31, 2025 and 2024, the outstanding borrowings were accruing at a weighted average interest rate of 5.9% and 6.5%, respectively.
Borrowings under the SPV IV Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025 and December 31, 2024, the Company and the SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.
SPV V Credit Facility
On February 21, 2025, the Company entered the SPV V Credit Facility with CONA as administrative agent, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility allows the Company, through SPV V, to borrow an aggregate principal amount of up to $250,000 and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $350,000 upon request to the administrative agent and with consent of the lenders. Under the terms of the SPV V Credit Facility, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through February 21, 2028. The SPV V Credit Facility matures on February 21, 2030, unless terminated earlier at the Company's election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 2.15% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of December 31, 2025, the fair value of investments of the Company that were held in the SPV V as collateral for the SPV V Credit Facility was $301,767, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8%.
Borrowing under the SPV V Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2025 and December 31, 2024, the Company and the SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both December 31, 2025 and 2024, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of December 31, 2025 and 2024, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $312,260 and $396,560, respectively, and these investments are identified on the consolidated schedule of investments. As of both December 31, 2025 and 2024, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both December 31, 2025 and 2024, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of December 31, 2025 and December 31, 2024, the Company and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.
2023 Asset-Backed Securitization
On September 15, 2023, the Company completed a $251,169 asset-backed securitization (the “2023 ABS”). The notes offered in the 2023 ABS were executed through a private placement and were issued by the 2023 Issuer, a wholly-owned subsidiary of the Company, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. Through November 20, 2024, the 2023 ABS consisted of $160,750 of Class A Senior Secured Notes, which bore interest at Term SOFR plus 3.50% (the “2023 Class A Notes”), $25,100 of Class B Senior Secured Notes, which bore interest at 11.16% (the “2023 Class B Notes” and collectively with the 2023 Class A Notes, the “2023 Secured Notes”) and $65,319 of Subordinated Notes, which do not bear interest (the “2023 Subordinated Notes” and, together with the 2023 Secured Notes, the “2023 Notes”).

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both December 31, 2025 and 2024, the 2023 Subordinated Notes were eliminated in consolidation.
As of December 31, 2025 and 2024, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.2% and 6.9%, respectively. As of both December 31, 2025 and 2024, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both December 31, 2025 and 2024, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of December 31, 2025 and 2024, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $252,049 and $251,846, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of December 31, 2025 and December 31, 2024, the Company and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.
2025 Asset-Backed Securitization
On December 18, 2025, the Company completed a $500,000 asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary of the Company, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320,000 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55,000 of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40,000 of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85,000 of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). The Company retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.
Through December 18, 2027, the 2025 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of MC Advisors, in its capacity as collateral manager of the 2025 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 ABS, allowing the Company to maintain the initial leverage in the 2025 ABS. The 2025 Notes are due on December 18, 2035.
As of December 31, 2025, the fair value of investments of the Company that were held in the 2025 Issuer as collateral was $486,775, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to the Company are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of December 31, 2025, the Company and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.
Unsecured Notes
The Company issued unsecured notes, as further described below: July 2028 Notes, November 2028 Notes, December 2028 Notes, July 2029 Notes, September 2029 Notes and July 2030 Notes, (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
July 2028 Notes
On July 10, 2025, the Company entered into a Note Purchase Agreement (the “July 2028 Note Purchase Agreement”) governing the issuance of $42,000 in aggregate principal amount of unsecured notes (the "July 2028 Notes"), due July 10, 2028, with a fixed interest rate of 6.20% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2028 Notes occurred on July 10, 2025. The July 2028 Notes are guaranteed by various subsidiaries of the Company.
Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2025, the Company had $42,000 in aggregate principal amount of July 2028 Notes outstanding.

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
As of December 31, 2025 the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
November 2028 Notes
On November 15, 2023, the Company entered into a note purchase agreement (the “November 2028 Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of unsecured notes (the “November 2028 Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The closing for the November 2028 Notes occurred on November 15, 2023. The November 2028 Notes are guaranteed by various subsidiaries of the Company.
Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both December 31, 2025 and 2024, the Company had $100,000 in aggregate principal amount of November 2028 Notes outstanding.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The November 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660,865 and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the November 2028 Note Purchase Agreement) occurs, the November 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the November 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the November 2028 Note Purchase Agreement) occurs, the November 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the November 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the November 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the November 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The November 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
The November 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The November 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and 2024, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.
December 2028 Notes
On November 15, 2023, the Company entered into a note purchase agreement (the “December 2028 Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of unsecured notes (the “December 2028 Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in a private placement. The closing for the December 2028 Notes occurred on December 13, 2023. The December 2028 Notes are guaranteed by various subsidiaries of the Company.
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both December 31, 2025 and 2024, the Company had $100,000 in aggregate principal amount of December 2028 Notes outstanding.
The December 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, as amended, a minimum net worth of $660,865 and a minimum asset coverage ratio of 1.50 to 1.00.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
In addition, in the event that a Below Investment Grade Event (as defined in the December 2028 Note Purchase Agreement) occurs, the December 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the December 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the December 2028 Note Purchase Agreement) occurs, the December 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the December 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the December 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the December 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The December 2028 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
The December 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The December 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and 2024, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
July 2029 Notes
On July 24, 2024, the Company entered into a note purchase agreement (the “July 2029 Note Purchase Agreement”) governing the issuance of $156,000 in aggregate principal amount of unsecured notes (the "July 2029 Notes"), due July 24, 2029, with a fixed interest rate of 7.47% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2029 Notes occurred on July 24, 2024. The July 2029 Notes are guaranteed by various subsidiaries of the Company.
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both December 31, 2025 and 2024, the Company had $156,000 in aggregate principal amount of July 2029 Notes outstanding.
The July 2029 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500,000 and (B) an amount equal to the sum of (i) $660,865 plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the July 2029 Note Purchase Agreement) by the Company and its subsidiaries during each quarter after October 20, 2023 (other than the proceeds of sales of Equity Interests by and among the Company and its subsidiaries) and (y) the amount paid or distributed by the Company to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
In addition, in the event that a Below Investment Grade Event (as defined in the July 2029 Note Purchase Agreement) occurs, the July 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the July 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the July 2029 Note Purchase Agreement) occurs, the July 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the July 2029 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the July 2029 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the July 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.
The July 2029 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

The July 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2029 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and 2024, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%.
September 2029 Notes
On July 24, 2024, the Company entered into a note purchase agreement (the “September 2029 Note Purchase Agreement”) governing the issuance of $48,000 in aggregate principal amount of unsecured notes (the "September 2029 Notes"), due September 18, 2029, with a fixed interest rate of 7.47% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the September 2029 Notes occurred on September 18, 2024. The September 2029 Notes are guaranteed by various subsidiaries of the Company.
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both December 31, 2025 and 2024, the Company had $48,000 in aggregate principal amount of September 2029 Notes outstanding.
The September 2029 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of the greater of (A) $500,000 and (B) an amount equal to the sum of (i) $660,865 plus (ii) an amount equal to 65% of the difference, of (x) the aggregate net proceeds of all sales of Equity Interests (as defined in the September 2029 Note Purchase Agreement) by the Company and its subsidiaries during each quarter after October 20, 2023 (other than the proceeds of sales of Equity Interests by and among the Company and its subsidiaries) and (y) the amount paid or distributed by the Company to purchase or redeem its shares of common stock in connection with a tender offer during such quarter and a minimum asset coverage ratio of 1.50 to 1.00.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
In addition, in the event that a Below Investment Grade Event (as defined in the September 2029 Note Purchase Agreement) occurs, the September 2029 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the September 2029 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the September 2029 Note Purchase Agreement) occurs, the September 2029 Notes will bear interest at the interest rate per annum which is 1.50% above the stated rate of the September 2029 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that a Below Investment Grade Event and a Secured Debt Ratio Event are both continuing at the same time, the September 2029 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the September 2029 Notes from the date on which both such events first simultaneously existed until the date on which either or both events is no longer continuing.
The September 2029 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

The September 2029 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The September 2029 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both December 31, 2025 and 2024, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.
July 2030 Notes
On July 10, 2025, the Company entered into a Note Purchase Agreement (the “July 2030 Note Purchase Agreement”) governing the issuance of $161,000 in aggregate principal amount of unsecured notes (the "July 2030 Notes"), due July 10, 2030, with a fixed interest rate of 6.57% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The closing for the July 2030 Notes occurred on July 10, 2025. The July 2030 Notes are guaranteed by various subsidiaries of the Company.
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2025, the Company had $161,000 in aggregate principal amount of July 2030 Notes outstanding.
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
As of December 31, 2025 the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.
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
As of both of December 31, 2025 and December 31, 2024, the Company had no outstanding Short-Term Borrowings.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Interest expense - Revolving Credit Facility	$33,008	$20,761	$2,153
Interest expense - SPV Credit Facility	13,902	23,106	21,101
Interest expense - SPV II Credit Facility	20,650	14,334	11,040
Interest expense - SPV III Credit Facility	10,428	3,824	—
Interest expense - SPV IV Credit Facility	19,359	6,060	—
Interest expense - SPV V Credit Facility	9,461	—	—
Interest expense - 2022 ABS	10,732	12,792	12,884
Interest expense - 2023 ABS	15,575	16,990	5,111
Interest expense - 2025 ABS	1,041	—	—
Interest expense - July 2028 Notes	1,237	—	—
Interest expense - November 2028 Notes	9,420	9,420	838
Interest expense - December 2028 Notes	9,420	9,420	837
Interest expense - July 2029 Notes	11,656	4,671	—
Interest expense - September 2029 Notes	3,584	1,437	—
Interest expense - July 2030 Notes	5,024	—	—
Interest expense - Short-Term Borrowings	—	—	2,223
Amortization of debt issuance costs	9,744	9,429	5,741
Total interest and other debt financing expenses	$184,241	$132,244	$61,928
Average debt outstanding	$2,554,159	$1,623,935	$828,682
Average stated interest rate	6.8%	7.6%	6.8%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both December 31, 2025 and 2024, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025 and 2024.

	December 31, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	324	3/12/2026	$—	$(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	335	4/2/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	6/11/2026	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	291	7/3/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/11/2026	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	283	10/2/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/11/2026	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	273	1/5/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	321	3/11/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	262	4/5/2027	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/11/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	263	7/2/2027	—	(8)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/13/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	10/5/2027	—	(9)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/13/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	1/5/2028	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/13/2028	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	268	4/5/2028	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/13/2028	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	32,268	7/5/2028	—	(1,588)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	125	1/5/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	296	3/4/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	219	4/6/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	298	7/3/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	139	7/6/2026	—	(5)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	443	10/5/2026	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	484	1/5/2027	—	(6)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	474	4/5/2027	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	481	7/6/2027	—	(7)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,777	8/16/2027	—	(479)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	10/5/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	1/4/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	4/4/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	347	7/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	10/3/2028	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	15,629	1/3/2029	—	(182)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	360	1/6/2026	—	(44)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	43	2/10/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	351	4/6/2026	—	(43)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	43	5/8/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	7/6/2026	—	(43)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	8/10/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	—	(43)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	11/10/2026	—	(1)	Net unrealized loss on foreign currency forward contracts

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	EUR	354	1/6/2027	—	(42)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	2/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	—	(41)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	—	(40)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	8/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	—	(40)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	51	11/10/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	359	1/6/2028	—	(41)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	52	2/10/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	2,501	8/10/2028	—	(31)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	97	1/5/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	255	1/6/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	94	4/3/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	246	4/7/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	93	7/3/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	94	10/5/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	104	1/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(17)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	101	4/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(17)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	7/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(17)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	10/5/2027	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	1/5/2028	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	4/5/2028	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	66	7/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	4,274	10/4/2028	—	(177)	Net unrealized loss on foreign currency forward contracts
				$—	$(3,172)

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
For the years ended December 31, 2025, 2024 and 2023,the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $(4,673), $4,588 and $(4,383), respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(1,271), $(308) and $1,755, respectively.

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
The following permanent differences were reclassified for tax purposes:

	For the Years Ended December 31,
	2025	2024	2023
Increase (decrease) in capital in excess of par value	$89	$(1,099)	$(495)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(89)	1,099	495
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2025 and 2024, the Company had short-term capital loss carryforwards of $1,387 and zero, respectively. As of December 31, 2025 and 2024, the Company had long-term capital loss carryforwards of $3,918 and zero, respectively.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$117,737	$206,473	$114,558
Net change in unrealized (gain) loss	113,759	(8,405)	2,952
Other income (loss) for tax but not book	4,827	3,834	1,386
Other income not currently taxable	(6,946)	(1,720)	(731)
Expenses not currently deductible	(660)	2,348	448
Other realized gain (loss) differences	656	3,795	(3,979)
Taxable income before deductions for distributions	$229,373	$206,325	$114,634

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the Years Ended December 31,
	2025	2024	2023
Ordinary income	$249,201	$186,789	$105,328
Long-term capital gains	—	—	—
Return of capital	—	—	—
Total	$249,201	$186,789	$105,328
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a net tax expense of approximately $283, $124 and $119, respectively, for these Taxable Subsidiaries.
As of December 31, 2025, the estimated cost basis of investments for U.S. federal income tax purposes was $5,907,921, resulting in estimated net unrealized loss of $88,165, comprised of estimated gross unrealized gains and losses of $147,386 and $235,551, respectively. As of December 31, 2024, the estimated cost basis of investments for U.S. federal income tax purposes was $4,006,854, resulting in estimated net unrealized gain of $2,119, comprised of estimated gross unrealized gains and losses of $9,704 and $7,585, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 10. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared and paid during the years ended December 31, 2025, 2024 and 2023:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
For the Year Ended December 31, 2025:
January 9, 2025	January 15, 2025	March 31, 2025	Regular	$0.090	$17,883
January 9, 2025	February 14, 2025	March 31, 2025	Regular	0.090	17,883
January 9, 2025	March 14, 2025	March 31, 2025	Regular	0.090	17,884
April 7, 2025	April 15, 2025	June 30, 2025	Regular	0.090	21,291
April 7, 2025	May 15, 2025	June 30, 2025	Regular	0.090	21,291
April 7, 2025	June 16, 2025	June 30, 2025	Regular	0.080	19,664
July 3, 2025	July 15, 2025	September 26, 2025	Regular	0.090	22,358
July 3, 2025	August 15, 2025	September 26, 2025	Regular	0.090	22,358
July 3, 2025	September 15, 2025	September 26, 2025	Regular	0.080	21,654
September 25, 2025	September 30, 2025	October 29, 2025	Regular	0.082	22,116
November 20, 2025	November 21, 2025	November 25, 2025	Regular	0.082	23,394
December 22, 2025	December 23, 2025	December 29, 2025	Regular	0.075	21,425
Total distributions declared				$1.029	$249,201

For the Year Ended December 31, 2024:
January 4, 2024	January 16, 2024	March 29, 2024	Regular	$0.090	$11,451
January 4, 2024	February 15, 2024	March 29, 2024	Regular	0.090	11,451
January 4, 2024	March 14, 2024	March 29, 2024	Regular	0.090	11,451
April 5, 2024	April 15, 2024	June 28, 2024	Regular	0.090	13,726
April 5, 2024	April 15, 2024	June 28, 2024	Supplemental	0.020	3,050
April 5, 2024	May 15, 2024	June 28, 2024	Regular	0.090	13,726
April 5, 2024	June 17, 2024	June 28, 2024	Regular	0.090	14,786
July 5, 2024	July 15, 2024	September 30, 2024	Regular	0.090	14,848
July 5, 2024	July 15, 2024	September 30, 2024	Supplemental	0.020	3,299
July 5, 2024	August 15, 2024	September 30, 2024	Regular	0.090	14,848
July 5, 2024	September 16, 2024	September 30, 2024	Regular	0.090	16,264
October 4, 2024	October 15, 2024	December 30, 2024	Regular	0.090	16,289
October 4, 2024	October 15, 2024	December 30, 2024	Supplemental	0.020	3,620
October 4, 2024	November 14, 2024	December 30, 2024	Regular	0.090	16,289
October 4, 2024	December 16, 2024	December 30, 2024	Regular	0.090	17,748
December 24, 2024	December 24, 2024	December 30, 2024	Supplemental	0.020	3,943
Total distributions declared				$1.160	$186,789

For the Year Ended December 31, 2023:
January 13, 2023	January 17, 2023	March 31, 2023	Regular	$0.090	$6,217
January 13, 2023	February 15, 2023	March 31, 2023	Regular	0.080	6,208

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
January 13, 2023	March 15, 2023	March 31, 2023	Regular	0.080	6,208
April 6, 2023	April 17, 2023	June 30, 2023	Regular	0.090	7,539
April 6, 2023	April 17, 2023	June 30, 2023	Supplemental	0.010	838
April 6, 2023	May 15, 2023	June 30, 2023	Regular	0.090	7,539
April 6, 2023	June 15, 2023	June 30, 2023	Regular	0.090	8,287
July 6, 2023	July 17, 2023	September 29, 2023	Regular	0.090	8,311
July 6, 2023	July 17, 2023	September 29, 2023	Supplemental	0.010	923
July 6, 2023	August 15, 2023	September 29, 2023	Regular	0.090	8,311
July 6, 2023	September 15, 2023	September 29, 2023	Regular	0.090	9,899
October 5, 2023	October 16, 2023	December 29, 2023	Regular	0.090	9,937
October 5, 2023	October 16, 2023	December 29, 2023	Supplemental	0.010	1,104
October 5, 2023	November 15, 2023	December 29, 2023	Regular	0.090	9,937
October 5, 2023	December 15, 2023	December 29, 2023	Regular	0.090	11,512
December 19, 2023	December 20, 2023	December 29, 2023	Supplemental	0.020	2,558
Total distributions declared				$1.110	$105,328
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the years ended December 31, 2025, 2024 and 2023:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
For the Year Ended December 31, 2025:
March 31, 2025	$10.37	2,292,918	$23,777
June 30, 2025	$10.33	2,609,084	26,952
September 26, 2025	$10.25	2,809,773	28,800
October 29, 2025	$10.25	965,330	9,895
November 25, 2025	$10.00	1,048,538	10,484
December 29, 2025	$9.98	973,430	9,718
Total distributions reinvested		10,699,073	$109,626

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
For the Year Ended December 31, 2024:
March 29, 2024	$10.24	1,406,628	$14,404
June 28, 2024	$10.34	1,824,171	18,862
September 30, 2024	$10.34	2,031,890	21,010
December 30, 2024	$10.39	2,437,639	25,327
Total distributions reinvested		7,700,328	$79,603

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
For the Year Ended December 31, 2023:
March 31, 2023	$10.13	664,510	$6,731
June 30, 2023	$10.25	916,989	9,400
September 29, 2023	$10.22	1,044,254	10,672
December 29, 2023	$10.25	1,374,587	14,089
Total distributions reinvested		4,000,340	$40,892
Note 11. Stock Issuances and Share Repurchase Program
Stock Issuances
As of December 31, 2025, the total number of shares of all classes of capital stock that the Company has the authority to issue was 600,000,000 shares of common stock, par value $0.001 per share.
The following tables summarize the issuance of shares during the years ended December 31, 2025, 2024 and 2023:

Date	Price Per Share	Shares Issued	Proceeds
For the Year ended December 31, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	$10.33	10,639,149	109,903
September 2, 2025	$10.19	22,257,960	226,808
October 1, 2025	$10.03	7,273,996	72,958
November 3, 2025	$10.00	7,344,442	73,444
December 1, 2025	$9.98	6,059,562	60,475
Total		89,915,928	$920,442

Date	Price Per Share	Shares Issued	Proceeds
For the Year ended December 31, 2024:
March 15, 2024	$10.24	25,864,010	$264,847
May 16, 2024	$10.34	11,786,647	121,874
August 16, 2024	$10.34	15,732,189	162,671
November 15, 2024	$10.39	16,211,723	168,440
Total		69,594,569	$717,832

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Date	Price Per Share	Shares Issued	Proceeds
For the Year Ended December 31, 2023:
March 16, 2023	$10.13	9,474,500	$95,977
May 16, 2023	$10.25	8,321,086	85,291
August 16, 2023	$10.22	17,653,821	180,422
November 16, 2023	$10.25	17,490,825	179,281
Total		52,940,232	$540,971
During the years ended December 31, 2025, 2024 and 2023, the Company also issued 10,699,073, 7,700,328 and 4,000,340 shares, with an aggregate value of $109,626, $79,603 and $40,892, respectively, under the DRIP as disclosed in Note 10.
Share Repurchase Program
During 2022, the Company commenced a quarterly share repurchase program pursuant to which the Company intends to repurchase, in each quarter, up to 5% of the shares of common stock outstanding as of the close of the previous calendar quarter (the “Share Repurchase Program”), subject to the discretion of the Board. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers pursuant to tender offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares repurchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
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
On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the most recent NAV per share as of the most recent effective date on which shares are issued to our investors in a closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances.
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program during the years ended December 31, 2025, 2024 and 2023:

Date	Price Per Share	Shares Repurchased	Total Cost
For the Year Ended December 31, 2025:
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	$10.33	1,391,450	14,373
September 19, 2025	$10.19	3,773,412	38,451
December 22, 2025	$9.98	6,702,444	66,891
Total		12,642,274	$127,752

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Date	Price Per Share	Shares Repurchased	Total Cost
For the Year Ended December 31, 2024:
March 28, 2024	$10.24	1,996,254	$20,442
June 27, 2024	$10.34	1,142,195	11,810
September 27, 2024	$10.34	1,752,160	18,118
December 27, 2024	$10.39	932,567	9,689
Total		5,823,176	$60,059

Date	Price Per Share	Shares Repurchased	Total Cost
For the Year Ended December 31, 2023:
March 30, 2023	$10.13	906,750	$9,185
June 29, 2023	$10.25	664,987	6,816
September 28, 2023	$10.22	618,326	6,319
December 28, 2023	$10.25	2,050,939	21,022
Total		4,241,002	$43,342

Note 12. Commitments and Contingencies
Commitments: As of December 31, 2025 and December 31, 2024, the Company had $1,248,056 and $896,624, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of December 31, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of December 31, 2025 and December 31, 2024:

Portfolio Company	December 31, 2025	December 31, 2024
601 Lafayette Mezz LLC (Delayed Draw)	$17,968	$20,500
601 Lafayette Mezz LLC (Delayed Draw)	n/a	20,500
95 Percent Buyer, LLC (Revolver)	809	809
A360, Inc. (Delayed Draw)	3,993	4,437
A360, Inc. (Revolver)	2,115	2,218
Accelevation LLC (Delayed Draw)	1,869	n/a
Accelevation LLC (Revolver)	3,329	n/a
Acquia Inc. (Revolver)	n/a	259
Air Transport Components Acquisition, LLC (Delayed Draw)	4,200	n/a
Air Transport Components Acquisition, LLC (Revolver)	2,100	n/a
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	10,000	10,000
Aligned Exteriors Group Holdco, LLC (Revolver)	1,667	1,667
Alpine Pet OpCo, LLC (Delayed Draw)	11,000	n/a
Alpine Pet OpCo, LLC (Revolver)	8,800	n/a
Alta Pest Control, LLC (Delayed Draw)	3,760	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Alta Pest Control, LLC (Revolver)	2,000	n/a
Ambient Enterprises Holdco, LLC (Delayed Draw)	3,493	n/a
Ambient Enterprises Holdco, LLC (Delayed Draw)	n/a	3,794
Ambient Enterprises Holdco, LLC (Delayed Draw)	4,311	n/a
Ambient Enterprises Holdco, LLC (Revolver)	1,642	1,528
American Broadband and Telecommunications Company LLC (Delayed Draw)	n/a	107
American Broadband and Telecommunications Company LLC (Revolver)	743	748
Animal Dermatology Group, Inc. (Delayed Draw)	2,885	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	6,727
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	5,769
Animal Dermatology Group, Inc. (Delayed Draw)	20,164	n/a
Animal Dermatology Group, Inc. (Revolver)	2,500	2,500
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (Delayed Draw)	n/a	86
Appriss Health, LLC (Revolver)	433	433
Aptean, Inc. (Delayed Draw)	n/a	397
Aptean, Inc. (Revolver)	n/a	728
Aras Corporation (Revolver)	472	448
Arax Midco, LLC (Delayed Draw)	n/a	2,131
Arax Midco, LLC (Delayed Draw)	5,355	n/a
Arax Midco, LLC (Revolver)	1,112	1,293
Archtop Fiber Intermediate LLC (Delayed Draw)	27,857	n/a
Arcserve Cayman Opco LP (Delayed Draw)	1,029	1,029
ASG III, LLC (Delayed Draw)	11,944	13,980
ASG III, LLC (Revolver)	3,158	3,158
Assembly Buyer, LLC (Delayed Draw)	853	n/a
Assembly Buyer, LLC (Delayed Draw)	7,111	n/a
Assembly Buyer, LLC (Revolver)	2,667	n/a
Asset Reliability Bidco, Inc. (Delayed Draw)	7,454	n/a
Asset Reliability Bidco, Inc. (Revolver)	2,982	n/a
Attom Intermediate Holdco, LLC (Delayed Draw)	15,095	n/a
Attom Intermediate Holdco, LLC (Revolver)	3,972	n/a
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	7,139	n/a
Automated Industrial Robotics US HoldCo Inc. (Revolver)	4,444	n/a
Avalara, Inc. (Revolver)	n/a	1,000
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	4,970	n/a
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	4,693	n/a
Baystate Sewage Disposal, LLC (Delayed Draw)	1,138	n/a
Baystate Sewage Disposal, LLC (Revolver)	1,012	n/a
Beckway Acquisition, Inc. (Delayed Draw)	5,714	n/a
Beckway Acquisition, Inc. (Revolver)	1,429	n/a
Bench Walk Lead, LLC (Delayed Draw)	4,400	n/a
Bloomerang, LLC (Delayed Draw)	3,186	4,800
Bloomerang, LLC (Revolver)	1,600	2,960
BLP Buyer, Inc. (Revolver)	1,624	5,422
Bluesight, Inc. (Revolver)	5,217	5,217

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Bonterra LLC (Revolver)	n/a	653
BTR Opco LLC (Delayed Draw)	193	383
BTRS Holdings Inc. (Revolver)	n/a	667
BTRS Holdings Inc. (Revolver)	1,933	n/a
Buck Design LLC (Delayed Draw)	4,314	n/a
Buck Design LLC (Revolver)	3,120	n/a
Calabrio, Inc. (Revolver)	n/a	551
Calienger Holdings, L.L.C. (Delayed Draw)	2,831	n/a
Calienger Holdings, L.L.C. (Revolver)	909	909
Caputo Cheese Interco Corp. (Revolver)	1,750	n/a
Caravel Autism Health, LLC (Delayed Draw)	6,639	n/a
Caravel Autism Health, LLC (Delayed Draw)	n/a	7,714
Caravel Autism Health, LLC (Revolver)	9,000	5,400
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Delayed Draw)	400	759
Catalyst Data Holdings, Inc. (Delayed Draw)	9,667	9,900
Catalyst Data Holdings, Inc. (Revolver)	3,300	3,300
Catalyst Data Holdings, Inc. (Equity Commitment)	835	835
Cdata Software, Inc. (Delayed Draw)	3,616	3,616
Cdata Software, Inc. (Delayed Draw)	4,255	4,255

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Cdata Software, Inc. (Revolver)	$5,106	$5,106
Chess.com, LLC (Revolver)	1,413	1,413
ClearCapital Holdings, LLC (Delayed Draw)	3,431	n/a
ClearCapital Holdings, LLC (Revolver)	1,620	n/a
ClearlyRated Capital, LLC (Delayed Draw)	1,077	n/a
Cloud for Good, LLC (Delayed Draw)	12,500	n/a
Cloud for Good, LLC (Revolver)	4,000	n/a
Clydesdale Holdings, LLC (Delayed Draw)	n/a	6,000
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	1,333	444
Cosmos Bidco, Inc. (Delayed Draw)	n/a	10,286
Cosmos Bidco, Inc. (Delayed Draw)	5,379	n/a
Cosmos Bidco, Inc. (Revolver)	5,625	5,625
Cpex Purchaser, LLC (Delayed Draw)	n/a	1,906
Cpex Purchaser, LLC (Delayed Draw)	1,574	n/a
Cpex Purchaser, LLC (Revolver)	1,742	10,452
DataOnline Corp. (Revolver)	1,110	3,146
Demakes Borrower, LLC (Delayed Draw)	n/a	1,372
Destination Media, Inc. (Revolver)	n/a	536
Dorado Acquisition, Inc. (Revolver)	1,670	1,670
Douglas Holdings, Inc. (Delayed Draw)	821	2,595
Douglas Holdings, Inc. (Delayed Draw)	n/a	5,957
Douglas Holdings, Inc. (Delayed Draw)	4,766	5,416
Douglas Holdings, Inc. (Revolver)	2,166	2,166
Drawbridge Partners, LLC (Delayed Draw)	396	396
Drawbridge Partners, LLC (Revolver)	2,609	2,609
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	270	n/a
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	569
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
Ecotrak, LLC (fka Respida Software Equity CI LP) (Delayed Draw)	268	n/a
Ecotrak, LLC (fka Respida Software Equity CI LP) (Revolver)	1,132	n/a
E-Discovery Acquireco, LLC (Revolver)	1,273	2,727
Edustaff, LLC (Revolver)	2,364	2,364
Einstein Parent, INC. (Revolver)	3,738	n/a
EMCO Holdco LLC (Delayed Draw)	8,440	n/a
EMCO Holdco LLC (Revolver)	11,037	n/a
Engineered Metal Solutions, Inc. (Revolver)	1,737	n/a
Epika Fleet Services, Inc. (Delayed Draw)	n/a	4,413
Epika Fleet Services, Inc. (Delayed Draw)	n/a	2,158
Epika Fleet Services, Inc. (Delayed Draw)	6,899	n/a
Epika Fleet Services, Inc. (Revolver)	9,936	n/a
Epika Fleet Services, Inc. (Revolver)	n/a	3,040
EverService Midco, LLC (Revolver)	8,919	8,919
EverView AcquisitionCo, Inc. (Delayed Draw)	6,385	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
EverView AcquisitionCo, Inc. (Revolver)	$4,789	n/a
Excel Testing and Engineering Holdings LLC (Delayed Draw)	5,000	n/a
Excel Testing and Engineering Holdings LLC (Revolver)	1,000	n/a
Excelligence Learning Corporation (Revolver)	2,860	3,219
Expedited Travel, LLC (Revolver)	n/a	1,500
Express Wash Acquisition Company, LLC (Revolver)	1,103	n/a
Express Wash Acquisition Company, LLC (Revolver)	n/a	241
FH BMX Buyer, Inc. (Delayed Draw)	n/a	4,800
FH BMX Buyer, Inc. (Delayed Draw)	2,059	n/a
FH BMX Buyer, Inc. (Delayed Draw)	6,933	n/a
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
Forest Buyer, LLC (Revolver)	n/a	2,719
Freedom U.S. Acquisition Corporation (Revolver)	5,100	5,100
Fueled Digital Media, LLC (Revolver)	81	81
Gas Media Holdings, LLC (Delayed Draw)	12,214	n/a
Gas Media Holdings, LLC (Revolver)	4,772	n/a
GBP CSTA Buyer LLC (Revolver)	444	n/a
GC Champion Acquisition LLC (Delayed Draw)	3,430	3,430
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	3,291	13,245
Guardian Restoration Partners Buyer, LLC (Revolver)	520	3,000
Harlem Acquisition, LLC (Delayed Draw)	4,084	9,143
Harlem Acquisition, LLC (Revolver)	5,181	5,608
Hart Halsey, LLC (Delayed Draw)	4,841	n/a
Hart Halsey, LLC (Delayed Draw)	7,500	n/a
Hart Halsey, LLC (Revolver)	750	n/a
Helping Hands Childrens Services Management, LLC (Delayed Draw)	4,600	4,600
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	2,300
HS4 Acquisitionco, Inc. (Revolver)	n/a	106
Hostaway Midco Oy (Delayed Draw)	5,000	n/a
Hostaway Midco Oy (Revolver)	4,167	n/a
Huckabee Acquisition, LLC (Delayed Draw)	6,522	6,522
Huckabee Acquisition, LLC (Revolver)	3,913	3,913
IDIG Parent, LLC (Common Stock)	n/a	34
IF & P Holdings Company, LLC (Delayed Draw)	959	959
IF & P Holdings Company, LLC (Revolver)	1,015	2,471
IMMEC Buyer (Delayed Draw)	4,248	n/a
IMMEC Buyer (Revolver)	1,912	n/a
Independence Buyer, Inc. (Revolver)	241	2,371
Innovative Artists Entertainment, LLC (Revolver)	2,225	n/a
Innovative Artists Entertainment, LLC (Equity Commitment)	1,091	n/a
InsideRE, LLC (Delayed Draw)	385	n/a
InsideRE, LLC (Revolver)	675	965
Interstate BidCo, LLC (Delayed Draw)	n/a	12,397
Interstate BidCo, LLC (Delayed Draw)	12,397	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Interstate BidCo, LLC (Revolver)	$3,125	$3,125
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	6,114	6,114
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	1,331	3,261
Izzio Artisan Bakery, LLC (Delayed Draw)	12,014	n/a
Izzio Artisan Bakery, LLC (Delayed Draw)	n/a	10,357
J2 BWA Funding III, LLC (Delayed Draw)	3,663	4,834
J2 BWA Funding III, LLC (Equity Commitment)	565	697
J2 BWA Funding LLC (Revolver)	42	1,099
JDX Studio, LLC (Delayed Draw)	799	799
JDX Studio, LLC (Revolver)	2,398	2,078
Jesse Studio Mezz, LLC (Delayed Draw)	3,629	7,833
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	7,111
Jobnimbus Holdings, LLC (Revolver)	5,333	5,333
Jumpstart Holdco, Inc. (Delayed Draw)	5,652	n/a
K2 Services Venture LLC (Revolver)	7,976	n/a
Keel Platform, LLC (Delayed Draw)	n/a	1,647
Kingsley Gate Partners, LLC (Revolver)	n/a	240
KL Moon Acquisition, LLC (Revolver)	379	705
Learn-It Systems, LLC (Delayed Draw)	12,528	n/a
Learn-It Systems, LLC (Delayed Draw)	2,733	n/a
Learn-It Systems, LLC (Revolver)	6,832	n/a
KT Naples UB LLC (Delayed Draw)	n/a	4,652
Lifted Trucks Holdings, LLC (Revolver)	1,984	2,063
Light Wave Dental Management, LLC (Revolver)	380	4,753
Long Grove Pharmaceuticals, LLC (Delayed Draw)	14,000	n/a
LVF Holdings, Inc. (Revolver)	n/a	329
Madison Logic Holdings, Inc. (Revolver)	635	635
Maltese Diplomat Owner 100 LLC (Delayed Draw)	329	n/a
Mammoth Holdings, LLC (Revolver)	2,059	2,727
MB Purchaser, LLC (Delayed Draw)	n/a	6,250
MB Purchaser, LLC (Delayed Draw)	3,213	n/a
MB Purchaser, LLC (Revolver)	3,785	2,500
MC Voyager SPV II LLC (Equity Commitment)	24,478	n/a
MEI Buyer LLC (Delayed Draw)	6,710	n/a
MEI Buyer LLC (Revolver)	5,253	4,775
Milrose Consultants, LLC (Revolver)	1,154	1,846
Mindbody, Inc. (Revolver)	2,305	n/a
Mindbody, Inc. (Revolver)	n/a	190
Mission Critical Group, LLC (Delayed Draw)	1,356	n/a
Mission Critical Group, LLC (Revolver)	1,211	n/a
Mooring Primary, LLC (Delayed Draw)	6,333	n/a
Mooring Primary, LLC (Revolver)	6,333	n/a
Narrative Strategies Acquisition, LLC (Delayed Draw)	3,634	n/a
Narrative Strategies Acquisition, LLC (Revolver)	1,211	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Nastel Technologies, LLC (Revolver)	$368	$368
Nasuni Corporation (Revolver)	3,125	3,125
NationsBenefits, LLC (Delayed Draw)	n/a	1,987
NationsBenefits, LLC (Delayed Draw)	15,102	n/a
NationsBenefits, LLC (Revolver)	n/a	6,806
NBPT Acquisition LLC (Delayed Draw)	7,410	n/a
NBPT Acquisition LLC (Revolver)	2,360	n/a
NBPT Acquisition LLC (Equity Commitment)	884	n/a
Nellson Nutraceutical, LLC (Delayed Draw)	1,953	n/a
Nellson Nutraceutical, LLC (Revolver)	3,984	n/a
NFM & J, L.P. (Delayed Draw)	n/a	6,585
NFM & J, L.P. (Revolver)	3,428	5,273
Niteo Products, LLC (Revolver)	4,578	n/a
Northeast Contracting Company, LLC (Revolver)	1,250	1,591
NQ PE Project Colosseum Midco Inc. (Revolver)	1,825	1,825
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	n/a	133
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	2,648	3,009
OPOC Acquisition, LLC (Revolver)	1,204	1,083
Optomi, LLC (Revolver)	1,594	2,339
Oranje Holdco, Inc. (Revolver)	n/a	1,750
OWL Acquisition, LLC (Delayed Draw)	1,283	n/a
OWL Acquisition, LLC (Revolver)	3,403	n/a
PAI Middle Tier, LLC (Revolver)	3,227	n/a
Palmdale Oil Company LLC (Delayed Draw)	4,348	n/a
Palmdale Oil Company LLC (Delayed Draw)	1,304	n/a
Parkhub, Inc. (Delayed Draw)	171	1,762
Parkhub, Inc. (Delayed Draw)	392	3,317
Parkhub, Inc. (Delayed Draw)	7,878	13,938
Parkhub, Inc. (Revolver)	4,713	6,733
PC Pest Buyer, LLC (Delayed Draw)	9,466	28,854
PC Pest Buyer, LLC (Revolver)	8,400	8,400
Phia Purchaser, LLC (Delayed Draw)	2,041	n/a
Phia Purchaser, LLC (Revolver)	1,225	n/a
PNE Interco LLC (Delayed Draw)	884	884
PNE Interco LLC (Revolver)	5,899	5,112
PrecisionX Group, LLC (Delayed Draw)	n/a	600
PrecisionX Group, LLC (Revolver)	2,402	2,401
Premier Roofing L.L.C. (Revolver)	578	144
PRGX Global, Inc. (Revolver)	2,375	n/a
PRGX Global, Inc (Revolver)	n/a	3,024
Project Accelerate Parent, LLC (Revolver)	3,125	3,125
Protecht Group Holdings Pty Ltd (Delayed Draw)	5,338	n/a
Protecht Group Holdings Pty Ltd (Delayed Draw)	2,349	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Protecht Group Holdings Pty Ltd (Revolver)	$1,068	n/a
Protecht Group Holdings Pty Ltd (Revolver)	1,600	n/a
Prototek LLC (Revolver)	921	921
QF Holdings, Inc. (Revolver)	n/a	619
Quest Resource Management Group, LLC (Delayed Draw)	6,944	6,944
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	n/a	7,143
Rampart Exterior Services Buyer, Inc. (Revolver)	2,679	2,679
Randys Holdings, Inc. (Delayed Draw)	1,048	3,994
Randys Holdings, Inc. (Revolver)	2,273	1,501
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
Recorded Future, Inc. (Class A units)	n/a	8
Recycled Plastics Industries, LLC (Revolver)	446	446
Relevant Industrial, LLC (Delayed Draw)	7,190	n/a
Relevant Industrial, LLC (Delayed Draw)	3,804	n/a
Relevant Industrial, LLC (Revolver)	2,739	n/a
Relevate Health Group, LLC (Revolver)	789	368
Resin Solutions LLC (Delayed Draw)	2,241	n/a
Resin Solutions LLC (Revolver)	1,222	n/a
Rita's Franchise Company, LLC (Revolver)	1,799	1,799
Ro Health, LLC (Revolver)	747	n/a
FLEET Response, LLC (fka RS Acquisition, LLC) (Revolver)	379	379
Russell Investments US Institutional Holdco, Inc. (Revolver)	n/a	1,240
Russell Investments US Institutional Holdco, Inc. (Revolver)	4,622	n/a
Russell Investments US Institutional Holdco, Inc. (Revolver)	2,568	n/a
SCP Baked Goods Holdings, LLC (Delayed Draw)	3,750	n/a
SCP Baked Goods Holdings, LLC (Revolver)	1,250	n/a
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	3,947
SCP Eye Care Holdco, LLC (Delayed Draw)	1,710	20,318
SCP Eye Care Holdco, LLC (Revolver)	1,442	1,442
SDG Corporation (Delayed Draw)	2,727	n/a
SDG Corporation (Revolver)	2,046	n/a
SDG Mgmt Company, LLC (Delayed Draw)	5,845	9,906
SDG Mgmt Company, LLC (Delayed Draw)	n/a	11,887
SDG Mgmt Company, LLC (Delayed Draw)	n/a	7,925
SDG Mgmt Company, LLC (Delayed Draw)	n/a	5,741
SDG Mgmt Company, LLC (Revolver)	1,486	1,981
Second Avenue SFR Holdings II LLC (Revolver)	n/a	2,316
Securly, Inc. (Revolver)	646	646
Seran BioScience, LLC (Revolver)	356	356
SFR Holdco 2, LLC (Delayed Draw)	n/a	2,852
SFR Holdco 2, LLC (Equity Commitment)	n/a	1,901
SheerTrans Solutions, LLC (Revolver)	740	513
SHOOK Research, LLC (Revolver)	2,875	n/a
Signiant Inc. (Delayed Draw)	n/a	3,000

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Signiant Inc. (Revolver)	$1,875	$1,875
SingleStore, Inc. (Delayed Draw)	8,319	n/a
SingleStore, Inc. (Revolver)	8,488	n/a
SIP Care Services, LLC (Revolver)	380	n/a
Sparq Holdings, Inc. (Delayed Draw)	n/a	578
Sparq Holdings, Inc. (Revolver)	177	368
Spherix Global Inc. (Revolver)	250	500
Sports Operating Holdings II, LLC (Delayed Draw)	n/a	1,785
Sports Operating Holdings II, LLC (Revolver)	1,500	865
StarCompliance MidCo, LLC (Revolver)	2,583	1,313
Steel City Wash, LLC (Delayed Draw)	3,158	n/a
Steel City Wash, LLC (Revolver)	1,242	n/a
Streamland Media MidCo LLC (Delayed Draw)	35	n/a
Summit Professional Education, LLC (Delayed Draw)	7,357	n/a
Summit Professional Education, LLC (Revolver)	1,471	326
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	n/a	9,639
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	3,930	10,166
Sunstates Security, LLC (Delayed Draw)	6,667	13,333
Talent Systems, LLC (fka Moonraker Acquisitionco LLC) (Revolver)	933	653
Tavoron Buyer Corp. (Delayed Draw)	6,958	n/a
Tavoron Buyer Corp. (Revolver)	195	n/a
Tavoron Buyer Corp. (Revolver)	1,338	n/a
Tax Protection BuyCo, LLC (Delayed Draw)	4,706	n/a
Tax Protection BuyCo, LLC (Revolver)	5,882	n/a
The Black Tux, LLC (Delayed Draw)	1,104	1,944
The Black Tux, LLC (Revolver)	1,944	1,944
The Gersh Agency, LLC (Delayed Draw)	12,270	12,270
The Gersh Agency, LLC (Revolver)	1,468	2,589
The Gersh Agency, LLC (Revolver)	1,686	3,762
The Kyjen Company, LLC (Revolver)	315	n/a
The Smilist DSO, LLC (Delayed Draw)	n/a	872
The Smilist DSO, LLC (Delayed Draw)	1,954	11,842
The Smilist DSO, LLC (Revolver)	1,974	1,974
TigerConnect, Inc. (Delayed Draw)	n/a	23
TigerConnect, Inc. (Delayed Draw)	n/a	436
TigerConnect, Inc. (Revolver)	1,429	1,429
Tiugo Group Holdings Corp (Delayed Draw)	13,178	n/a
Tiugo Group Holdings Corp (Revolver)	6,589	n/a
Together Women's Health, LLC (Delayed Draw)	7,244	n/a
Together Women's Health, LLC (Revolver)	1,552	n/a
Touchmath Acquisition LLC (Revolver)	1,429	1,429
Triad Financial Services, Inc. (Equity Commitment)	34,952	37,053
Trilon Group, LLC (Delayed Draw)	n/a	9,450
Trilon Group, LLC (Delayed Draw)	7,313	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Trilon Group, LLC (Revolver)	$4,874	$4,265
Truck-Lite Co., LLC (Delayed Draw)	n/a	1,067
Truck-Lite Co., LLC (Revolver)	n/a	1,067
Ultra Clean Holdco LLC (Delayed Draw)	3,750	4,500
Ultra Clean Holdco LLC (Revolver)	3,000	3,000
Unanet, Inc. (Delayed Draw)	1,350	1,350
Unanet, Inc. (Delayed Draw)	1,992	3,555
Unanet, Inc. (Revolver)	4,316	4,316
USLIVE OPCO, INC. (Revolver)	2,105	n/a
Valkyrie Buyer, LLC (Delayed Draw)	n/a	2,864
Valkyrie Buyer, LLC (Delayed Draw)	n/a	3,088
Valkyrie Buyer, LLC (Delayed Draw)	2,488	6,667
Valkyrie Buyer, LLC (Delayed Draw)	n/a	3,333
Valkyrie Buyer, LLC (Delayed Draw)	n/a	2,316
Valkyrie Buyer, LLC (Revolver)	2,386	3,509
Vanterra Holdings, LLC (Delayed Draw)	21,000	n/a
Vanterra Holdings, LLC (Delayed Draw)	21,000	n/a
Vanterra Holdings, LLC (Revolver)	6,300	n/a
Varicent Intermediate Holdings Corporation (Delayed Draw)	3,989	6,085
Varicent Intermediate Holdings Corporation (Delayed Draw)	2,826	n/a
Varicent Intermediate Holdings Corporation (Revolver)	5,776	4,443
Velociti, LLC (Revolver)	3,789	n/a
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	6,125	n/a
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	3,063	n/a
Vhagar Purchaser, LLC (Delayed Draw)	n/a	1,722
Vhagar Purchaser, LLC (Delayed Draw)	6,667	n/a
Vhagar Purchaser, LLC (Revolver)	2,667	n/a
Vhagar Purchaser, LLC (Revolver)	n/a	1,111
Volt Bidco, Inc. (Revolver)	956	956
Water Buyer, LLC (Delayed Draw)	6,000	6,000
Water Buyer, LLC (Revolver)	2,600	3,000
WebPT, Inc. (Revolver)	67	246
Whistler Parent Holdings III, Inc. (Delayed Draw)	n/a	1,973
Whistler Parent Holdings III, Inc. (Revolver)	663	438
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	977	977
Xpress Wellness, LLC (Delayed Draw)	8,550	12,050
Xpress Wellness, LLC (Revolver)	2,215	2,769
YBR OZ ECE, LLC (Delayed Draw)	1,600	n/a
YBR OZ ECE, LLC (Revolver)	375	n/a
ZI Intermediate II, Inc. (Revolver)	6,958	n/a
ZI Intermediate II, Inc. (Revolver)	n/a	4,771
Zodega Landscaping, LLC (Revolver)	992	992
Zodega Landscaping, LLC (Equity Commitment)	1,197	1,197
Total Unfunded Portfolio Company Commitments	$1,248,056	$896,624

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 13. Financial Highlights
The following are financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Per share data:
Net asset value at beginning of period	$10.37	$10.24	$10.13	$10.10	$9.94
Net investment income (1)	0.96	1.20	1.21	0.90	0.76
Net gain (loss) (1)	(0.48)	0.07	(0.02)	(0.07)	0.44
Net increase (decrease) in net assets resulting from operations (1)	0.48	1.27	1.19	0.83	1.20
Stockholder distributions - ordinary income	(1.03)	(1.16)	(1.11)	(0.82)	(0.96)
Stockholder distributions - long-term capital gains	—	—	—	—	(0.02)
Stockholder distributions - return of capital	—	—	—	—	(0.02)
Other (2)	0.05	0.02	0.03	0.02	(0.04)
Net asset value at end of period	$9.87	$10.37	$10.24	$10.13	$10.10
Total return based on average net asset value (3)	5.11%	13.08%	12.53%	8.68%	12.26%
Ratio/Supplemental data:
Net assets at end of period	$2,830,579	$2,059,727	$1,302,667	$754,916	$369,448
Shares outstanding at end of period	286,677,222	198,704,495	127,232,772	74,533,202	36,565,162
Portfolio turnover	19.25%	20.67%	9.66%	14.38%	22.52%
Ratio of total investment income to average net assets	21.21%	24.10%	22.50%	16.08%	13.31%
Ratio of expenses to average net assets with waivers and expense reimbursement	11.81%	12.62%	10.89%	7.34%	5.97%
Ratio of expenses to average net assets without waivers	11.81%	12.62%	10.89%	7.90%	7.57%
Ratio of net investment income to average net assets	9.41%	11.49%	11.61%	8.18%	5.74%
Ratio of net investment income to average net assets with waivers	9.41%	11.49%	11.61%	8.74%	7.34%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)Total return is calculated as the change in NAV per share during the year, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the year.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 15. Subsequent Events
The Company has evaluated subsequent events through March 6, 2026, the date on which the consolidated financial statements were issued.
Stock Issuances: On January 2, 2026, the Company sold 4,690,159 shares for aggregate consideration of $46,292. On February 2, 2026, the Company sold 2,597,869 shares for aggregate consideration of $25,641. On March 2, 2026, the Company received proceeds of $28,187 related to an additional share issuance to bring the total consideration the Company has received for stock issuances subsequent to December 31, 2025 to $100,120.
Distributions: On January 22, 2026, the Board declared a distribution of $0.075 per share, which was paid on January 28, 2026 to stockholders of record as of January 23, 2026. The total distribution paid was $21,853, $9,911 of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.87. On February 20, 2026, the Board declared a distribution of $0.075 per share, which was paid on February 25, 2026, to stockholders of record as of February 23, 2026. The total distribution paid was $22,123, $10,037 of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.87.
Share Repurchases: On January 29, 2026, the Company commenced its normal course quarterly tender offer pursuant to the Share Repurchase Program. The Company offered to purchase up to 14,333,861 shares of its issued and outstanding common stock. The tender offer expired at 11:59 P.M., Eastern Time, on February 27, 2026, and on March 4, 2026, the Company purchased 15,179,052 shares which were validly tendered and not withdrawn pursuant to the Share Repurchase Program at a NAV per share of $9.87, for a total purchase price of $149,817.
The Company is pleased to have fulfilled all repurchase requests for the first quarter 2026 offering, as it has every quarter since inception. The Company feels comfortable with its current state of liquidity and its liquidity management program. Subsequent to December 31, 2025, the Company has had net capital inflows totaling $120,000, comprised of (i) the issuance of shares in connection with its private offerings of $100,120 and (ii) the issuances of shares under the DRIP of $19,948.
Fee Waiver: On January 22, 2026, MC Advisors agreed to voluntarily waive a portion of the management fees payable under the Amended Investment Advisory Agreement as such fee was voluntarily reduced pursuant to the fee waiver letter dated April 18, 2022 (the “2022 Fee Waiver Letter”). Specifically, MC Advisors has agreed to waive an amount of the base management fee that it may have been entitled to under the Amended Investment Advisory Agreement, as reduced pursuant to the 2022 Fee Waiver Letter, for the period beginning January 1, 2026 through December 31, 2026, such that the base management fee rate will equal 1.0%.
SPV Credit Facility: On February 10, 2026, the Company entered into an amendment (the “Seventh Amendment”) to the SPV Credit Facility. The Seventh Amendment amended the SPV Credit Facility to, among other things, (i) increase the facility amount to $575,000 of aggregate commitments, (ii) reduce the interest rate applicable to borrowings to 1.90% and (iii) extend the reinvestment period from July 16, 2027 to February 10, 2029 and the maturity date from July 16, 2029 to February 10, 2031.

Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Amended and Restated Bylaws (17)

3.4	Articles of Amendment (20)

3.5	Articles of Amendment (36)

4.1	Descriptions of Securities*

4.2	Second Amended and Restated Dividend Reinvestment Plan (39)

10.1	Expense Agreement between the Company and MC Management (1)

10.2	Amended and Restated Investment Advisory Agreement by and between the Company and Monroe Capital BDC Advisors, LLC, dated March 31, 2025 (33)

10.3	Administration Agreement between the Company and MC Management (2)

10.4	Trademark License Agreement between the Company and Monroe Capital, LLC (2)

10.5	Form of Indemnification Agreement (2)

10.6	Custody Agreement between the Company and U.S. Bank National Association, as custodian (3)

10.7	Transfer Agent Agreement between the Company and Ultimus Fund Solutions, LLC, as transfer agent (39)

10.8
Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (6)

10.9	Purchase and Contribution Agreement between MC Income Plus Financing SPV LLC, as buyer, and the Company, as seller. (5)

10.10
Account Control Agreement among MC Income Plus Financing SPV LLC, as pledgor; the Company, as collateral manager; U.S. Bank National Association, in its capacity as collateral agent, as secured party and securities intermediary. (5)

10.11
Facility Amount Increase to the Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (4)

10.12
First Amendment and Waiver to the Amended and Restated Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Associated, as collateral agent, collateral administrator and document custodian. (7)

10.13
Second Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

10.14
Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian. (8)

10.15
Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(9)

10.16
Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(10)

10.17
Third Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(11)

10.18
Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(12)

10.19
Facility Amount Increase to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(13)

10.20
Fourth Amendment to the Amended and Restated Revolving Credit and Security Agreement among MC Income Plus Financing SPV LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; and U.S. Bank National Association as collateral agent, collateral administrator and document custodian.(14)

10.21
Seventh Amendment to Credit Agreement, dated as of February 10, 2026, by and among the Company, as collateral manager, MC Income Plus Financing SPV LLC, as borrower, the lenders party thereto and KeyBank National Association, as administrative agent and as lead arranger, U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator, and U.S. Bank National Association, as document custodian. (42)

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

10.29
Account Control Agreement among MC Income Plus Financing SPV II LLC, as pledgor; the company, as collateral manager; U.S. Bank Trust Company, National Association, in its capacity as collateral agent, as secured party; and U.S. Bank National Association, as securities intermediary. (19)

10.30
First Amendment to the Term Credit and Security Agreement among MC Income Plus Financing SPV II LLC, as borrower; the Company, as collateral manager; the lenders from time to time parties thereto; KeyBank National Association, as administrative agent and lead arranger; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as document custodian. (22)

10.31
Facility Amount Increase Request, dated April 9, 2024, between MC Income Plus Financing SPV II LLC, a wholly-owned subsidiary of the Company as borrower, and the Company, as collateral manager, with KeyBank National Association, as administrative agent and lead arranger, the lenders from time to time party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. (25)

10.32
Third Amendment to Credit Agreement, dated as of August 6, 2025, by and among the Company, as collateral manager and equity holder, MC Income Plus Financing SPV II LLC, as borrower, the lenders party thereto, KeyBank National Association, as administrative agent and the lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. (38)

10.33	Note Purchase Agreement, dated November 15, 2023 by and among Monroe Capital Income Plus Corporation and the purchasers party thereto. (21)

10.34	Indenture dated as of September 15, 2023 by and between Monroe Capital Income Plus ABS Funding II, LLC as Issuer and U.S. Bank Trust Company, National Association as Trustee. (23)

10.35
Collateral Management Agreement, dated as of September 15, 2023 by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer and Monroe Capital BDC Advisors, LLC as Collateral Manager. (23)

10.36
Loan Sale and Contribution Agreement, dated as of September 15, 2023, by and between Monroe Capital Income Plus Corporation, as Seller and Monroe Capital Income Plus ABS Funding II, LLC, as Buyer. (23)

10.37
Credit Agreement, dated as of March 28, 2024, by and among the Company, as collateral manager, MC Income Plus Financing SPV III LLC, as borrower, Goldman Sachs Bank USA, as syndication agent, administrative agent and calculation agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian. (24)

10.38
First Amendment to Credit Agreement, dated as of March 7, 2025, by and among the Company, as collateral manager and equity holder, MC Income Plus Financing SPV III LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, administrative agent. (32)

10.39	Purchase and Contribution Agreement, dated as of March 28, 2024, by and among the Company, as seller, and MC Income Plus Financing SPV III LLC, as buyer.(24)

10.40
Securities Account Control Agreement, dated as of March 28, 2024, by and among MC Income Plus Financing SPV III, LLC, as pledgor, U.S. Bank Trust Company, National Association, in its capacity as collateral agent, and U.S. Bank National Association, as securities intermediary.(24)

10.41
Loan, Security and Servicing Agreement, dated as of July 11, 2024, by and among MC Income Plus Financing SPV IV, as borrower; the Company, as the servicer; the lenders from time to time party thereto; Capital One, National Association, as administrative agent, and as swingline lender thereunder; U.S. Bank Trust Company, National Association, as collateral custodian and as the collateral administrator; and U.S. Bank National Association as the document custodian. (26)

10.42
First Amendment to Loan, Security and Servicing Agreement, dated as of March 25, 2025, by and among MC Income Plus Financing SPV IV LLC, as borrower; the Company, as the servicer; the lenders from time to time party thereto; Capital One, National Association, as administrative agent, and as swingline lender thereunder; U.S. Bank Trust Company, National Association, as collateral custodian and as the collateral administrator; and U.S. Bank National Association, as the document custodian. (34)

10.43	Purchase and Sale Agreement, dated as of July 11, 2024, by and among the Company, as seller, and MC Income Plus Financing SPV IV, as buyer. (26)

10.44	Master Participation Agreement, dated as of July 11, 2024, by and among the Company, as seller, and MC Income Plus Financing SPV IV, as buyer. (26)

10.45
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

10.46	Note Purchase Agreement, dated July 24, 2024 by and among Monroe Capital Income Plus Corporation and the purchasers party thereto.(27)

10.47	Third Amendment to the Senior Secured Revolving Credit Agreement among the Company, as borrower; the lenders from time to time parties thereto; and ING Capital LLC, as administrative agent.(28)

10.48
Fourth Amendment to the Senior Secured Revolving Credit Agreement, dated as of November 25, 2025, among the Company, as borrower; the lenders from time to time parties thereto; and ING Capital LLC, as administrative agent. (40)

10.49
Incremental Commitment and Assumption Agreement, dated as of February 20, 2025, by the Company, as borrower, the lenders from time to time party thereto; and ING Capital LLC as administrative agent. (34)

10.50	Incremental Commitment and Assumption Agreement, dated as of April 3, 2025, by the Company, as borrower, the lenders from time to time party thereto; and ING Capital LLC as administrative agent. (36)

10.51
Amended and Restated Indenture dated as of November 21, 2024, by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee.(29)

10.52
Amended and Restated Collateral Management Agreement, dated as of November 21, 2024, by and between Monroe Capital Income Plus ABS Funding II, LLC, as Issuer and Monroe Capital BDC Advisors, LLC, as Collateral Manager.(29)

10.53
Amended and Restated Loan Sale Agreement, dated as of November 21, 2024, by and between Monroe Capital Income Plus Corporation, as Seller and Monroe Capital Income Plus ABS Funding II, LLC, as Buyer.(29)

10.54
Loan, Security and Servicing Agreement, dated as of February 21, 2025, by and among MC Income Plus Financing SPV V LLC, as borrower; the Company, as the servicer; the lenders from time to time party thereto; Capital One, National Association, as administrative agent, hedge counterparty and as swingline lender thereunder; U.S. Bank Trust Company, National Association, as collateral custodian and as the collateral administrator; and U.S. Bank National Association as the document custodian. (30)

10.55	Purchase and Sale Agreement, dated as of February 21, 2025, by and among the Company, as seller, and MC Income Plus Financing SPV V LLC, as buyer. (30)

10.56	Note Purchase Agreement, dated July 10, 2025 by and among Monroe Capital Income Plus Corporation and the purchasers party thereto. (35)

10.57	Asset Purchase Agreement, by and among Monroe Capital Corporation, Monroe Capital Income Plus Corporation and Monroe Capital BDC Advisors, LLC, dated as of August 7, 2025. (37)

10.58	Indenture, dated as of December 18, 2025, by and between Monroe Capital Income Plus ABS Funding III, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee. (41)

10.59
Loan Sale and Contribution Agreement, dated as of December 18, 2025, by and between Monroe Capital Income Plus Corporation, as Seller and Monroe Capital Income Plus ABS Funding III, LLC, as Buyer. (41)

10.60
Note Purchase Agreement, dated as of December 18, 2025, by and between Monroe Capital Income Plus ABS Funding III, LLC, as Issuer, Jefferies LLC, as Initial Purchaser, and Natwest Markets Securities Inc., as Placement Agent. (41)

10.61
Collateral Management Agreement, dated as of December 18, 2025, by and between Monroe Capital Income Plus ABS Funding III, LLC, as Issuer, and Monroe Capital BDC Advisors, LLC, as Collateral Manager. (41)

14.1	Code of Ethics*

19.1	Insider Trading Policy*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55941) filed with the SEC on July 30, 2018.

(2)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 7, 2018.

(3)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 14, 2018.

(4)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 9, 2019.

(5)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 13, 2019.

(6)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on May 5, 2020.

(7)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 19, 2020.

(8)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on January 15, 2021.

(9)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 27, 2021.

(10)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 29, 2021.

(11)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 22, 2021.

(12)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2021.

(13)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 19, 2021.

(14)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 22, 2021.

(15)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 13, 2022.

(16)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 22, 2022.

(17)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on April 29, 2022.

(18)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 12, 2022.

(19)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 21, 2022.

(20)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on June 21, 2023.

(21)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 17, 2023.

(22)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on March 15, 2023.

(23)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on September 21, 2023.

(24)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 29, 2024.

(25)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 9, 2024.

(26)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 17, 2024.

(27)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 30, 2024.

(28)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 1, 2024.

(29)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on November 27, 2024.

(30)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 28, 2024.

(31)	Previously filed as an exhibit to the annual report on Form 10-K filed with the SEC on February 28, 2025.

(32)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 13, 2025.

(33)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 31, 2025.

(34)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on May 9, 2025.

(35)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on July 16, 2025.

(36)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on August 8, 2025.

(37)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 8, 2025.

(38)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on August 12, 2025.

(39)	Previously filed as an exhibit to the quarterly report on Form 10-Q filed with the SEC on November 7, 2025.

(40)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 1, 2025.

(41)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on December 29, 2025.

(42)	Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on February 13, 2026.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 6, 2026
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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 6, 2026
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	March 6, 2026
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Russel Miron	Director	March 6, 2026
Russel Miron

/s/ Roger Schoenfeld	Director	March 6, 2026
Roger Schoenfeld

/s/ Thomas J. Allison	Director	March 6, 2026
Thomas J. Allison