Form 10-Q
period 2026-03-31
Monroe Capital Income Plus Corp
filed 2026-05-08
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, the registrant had 287,511,012 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$5,478,700	$5,511,585
Non-controlled affiliate company investments	325,857	308,170
Total investments, at fair value (amortized cost of: $5,916,273 and $5,913,363, respectively)	5,804,557	5,819,755
Cash and cash equivalents	50,066	69,216
Restricted cash and cash equivalents	204,593	147,031
Interest and dividend receivable	62,645	65,242
Receivable for unsettled trades	37,865	27,213
Other assets	1,465	1,831
Total assets	6,161,191	6,130,288
Liabilities
Debt	3,296,435	3,224,163
Less: Unamortized debt issuance costs	(35,944)	(30,656)
Total debt, less unamortized debt issuance costs	3,260,491	3,193,507
Interest payable	51,479	35,001
Net unrealized loss on foreign currency forward contracts	3,348	3,172
Payable for unsettled trades	11,307	12,492
Base management fees payable	15,154	18,480
Incentive fees payable	9,613	9,187
Accounts payable and accrued expenses	26,396	27,870
Directors' fees payable	37	—
Total liabilities	3,377,825	3,299,709
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 600,000 shares authorized, 284,582 and 286,677 shares issued and outstanding, respectively	$285	$287
Capital in excess of par value	2,899,957	2,920,900
Accumulated undistributed (overdistributed) earnings	(116,876)	(90,608)
Total net assets	$2,783,366	$2,830,579
Total liabilities and total net assets	$6,161,191	$6,130,288
Net asset value per share	$9.78	$9.87
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$136,890	$107,561
Payment-in-kind interest income	3,397	2,628
Dividend income	923	481
Other income	2,576	455
Total investment income from non-controlled/non-affiliate company investments	143,786	111,125
Non-controlled affiliate company investments:
Interest income	1,652	1,788
Payment-in-kind interest income	1,171	517
Dividend income	2,988	—
Other income	—	—
Total investment income from non-controlled affiliate company investments	5,811	2,305
Total investment income	149,597	113,430
Operating expenses:
Interest and other debt financing expenses	52,997	39,593
Base management fees	18,942	14,076
Incentive fees	9,613	6,286
Professional fees	1,363	729
Administrative service fees	1,548	962
General and administrative expenses	1,565	949
Directors’ fees	38	38
Total operating expenses before fee waivers	86,066	62,633
Base management fee waivers	(3,788)	—
Total operating expenses, net of fee waivers	82,278	62,633
Net investment income before income taxes	67,319	50,797
Income taxes, including excise taxes	27	375
Net investment income	67,292	50,422
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(11,734)	118
Foreign currency forward contracts	(87)	54
Foreign currency and other transactions	76	(46)
Net realized gain (loss)	(11,745)	126
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(7,771)	(2,821)
Non-controlled/affiliate company investments	(10,337)	(223)
Foreign currency forward contracts	(176)	(747)
Foreign currency and other transactions	585	(2,757)
Net change in unrealized gain (loss)	(17,699)	(6,548)
Net gain (loss)	(29,444)	(6,422)
Net increase (decrease) in net assets resulting from operations	$37,848	$44,000
Per common share data:
Net investment income per share - basic and diluted	$0.23	$0.25
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.13	$0.22
Weighted average common shares outstanding - basic and diluted	289,558	203,120
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727
Net investment income	—	—	—	50,422	50,422
Net realized gain (loss)	—	—	—	126	126
Net change in unrealized gain (loss)	—	—	—	(6,548)	(6,548)
Issuances of common stock	36,341	36	376,818	—	376,854
Repurchases of common stock	(775)	(1)	(8,036)	—	(8,037)
Distributions declared to stockholders	—	—	—	(53,650)	(53,650)
Stock issued in connection with dividend reinvestment plan	2,293	2	23,775	—	23,777
Balances at March 31, 2025	236,563	$236	$2,411,140	$31,295	$2,442,671

Balances at December 31, 2025	286,677	$287	$2,920,900	$(90,608)	$2,830,579
Net investment income	—	—	—	67,292	67,292
Net realized gain (loss)	—	—	—	(11,745)	(11,745)
Net change in unrealized gain (loss)	—	—	—	(17,699)	(17,699)
Issuances of common stock	10,164	10	100,110	—	100,120
Repurchases of common stock	(15,199)	(15)	(150,001)	—	(150,016)
Distributions declared to stockholders	—	—	—	(64,116)	(64,116)
Stock issued in connection with dividend reinvestment plan	2,940	3	28,948	—	28,951
Balances at March 31, 2026	284,582	$285	$2,899,957	$(116,876)	$2,783,366
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,848	$44,000
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	11,734	(118)
Net realized (gain) loss on foreign currency forward contracts	87	(54)
Net realized (gain) loss on foreign currency and other transactions	(76)	46
Net change in unrealized (gain) loss on investments	18,108	3,044
Net change in unrealized (gain) loss on foreign currency forward contracts	176	747
Net change in unrealized (gain) loss on foreign currency and other transactions	(585)	2,757
Payment-in-kind interest capitalized	(5,064)	(3,145)
Net accretion of discounts and amortization of premiums	(4,558)	(4,126)
Purchases of investments	(381,887)	(718,672)
Proceeds from principal payments and sale of investments and settlement of forward contracts	376,854	211,371
Amortization of debt issuance costs	2,438	2,853
Changes in operating assets and liabilities:
Interest and dividend receivable	2,597	(7,185)
Receivable for unsettled trades	(10,652)	(1,424)
Other assets	366	(765)
Interest payable	16,478	9,912
Payable for unsettled trades	(1,185)	33,470
Base management fees payable	(3,326)	1,315
Incentive fees payable	426	(1,955)
Accounts payable and accrued expenses	(1,474)	1,322
Directors’ fees payable	37	38
Net cash provided by (used in) operating activities	58,342	(426,569)
Cash flows from financing activities:
Borrowings on debt	745,991	781,795
Repayments of debt	(673,113)	(687,010)
Debt issuance costs capitalized	(7,726)	(3,531)
Proceeds from issuance of common stock	100,120	376,854
Repurchases of common stock	(150,016)	(8,037)
Stockholder distributions paid	(35,165)	(29,873)
Net cash provided by (used in) financing activities	(19,909)	430,198
Net increase (decrease) in cash and restricted cash and cash equivalents	38,433	3,629
Effect of foreign currency exchange rates	(21)	1
Cash and restricted cash and cash equivalents, beginning of period	216,247	254,024
Cash and restricted cash and cash equivalents, end of period	$254,659	$257,654
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$34,081	$26,828
Cash paid for income taxes, including excise taxes, during the period	$244	$1,100
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$28,951	$23,777

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$50,066	$69,216
Restricted cash and cash equivalents	204,593	147,031
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$254,659	$216,247

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$125,543	$129,634
Restricted cash and cash equivalents	132,111	124,390
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$257,654	$254,024
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Air Transport Components Acquisition, LLC	(8)	SF	4.50%	8.16%	6/18/2025	6/18/2031	6,983	$6,905	$6,983	0.2%
Air Transport Components Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.16%	6/18/2025	6/18/2031	5,600	1,400	1,400	0.1%
Air Transport Components Acquisition, LLC (Revolver)	(19)	SF	4.50%	8.16%	6/18/2025	6/18/2031	2,100	—	—	0.0%
Engineering Research and Consulting, LLC	(34)	SF	5.00%	8.70%	8/14/2025	8/29/2031	4,947	4,861	3,925	0.1%
							19,630	13,166	12,308	0.4%
Automotive
American Auto Auction Group, LLC		SF	4.50%	8.20%	10/3/2025	5/28/2032	4,962	5,010	4,939	0.2%
Excel Testing and Engineering Holdings LLC	(8)	SF	4.50%	8.20%	12/22/2025	12/22/2031	3,000	2,972	3,000	0.1%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.17%	12/22/2025	12/22/2031	5,000	1,200	1,200	0.0%
Excel Testing and Engineering Holdings LLC (Revolver)	(19)	SF	4.50%	8.20%	12/22/2025	12/22/2031	1,000	—	—	0.0%
First Brands Group, LLC	(21)	SF	10.00%	13.67% PIK	10/2/2025	6/29/2026	13,935	11,508	3,626	0.1%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.35%	9.02%	8/2/2021	11/1/2028	9,575	9,524	9,575	0.3%
Lifted Trucks Holdings, LLC	(8)	SF	5.35%	9.02%	8/11/2025	11/1/2028	11,877	11,732	11,889	0.4%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.35%	9.02%	8/2/2021	11/1/2028	3,175	1,508	1,508	0.1%
Panda Acquisition, LLC		SF	8.60%	12.30% PIK	12/20/2022	10/18/2030	11,773	10,880	9,948	0.4%
Power Stop, LLC	(11)	SF	4.85%	8.55%	3/26/2024	1/26/2029	5,431	5,149	4,523	0.2%
							69,728	59,483	50,208	1.8%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	13.42%	7/29/2021	7/29/2026	10,125	9,672	4,452	0.2%
StarCompliance MidCo, LLC	(9)(27)	SF	5.85%	9.55%	5/31/2023	1/12/2027	441	438	441	0.0%
StarCompliance MidCo, LLC	(7)(9)(27)(44)	SF	5.85%	9.55%	1/12/2021	1/12/2027	27,375	27,287	27,375	1.0%
StarCompliance MidCo, LLC	(7)(44)	SF	5.85%	9.55%	10/12/2021	1/12/2027	4,253	4,240	4,253	0.1%
StarCompliance MidCo, LLC	(44)	SF	5.85%	9.55%	12/12/2024	1/12/2027	2,509	2,491	2,509	0.1%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	5.85%	9.55%	1/12/2021	1/12/2027	4,234	1,651	1,651	0.1%
							48,937	45,779	40,681	1.5%
Beverage, Food & Tobacco
Alpine Pet OpCo, LLC	(8)	SF	5.00%	8.67%	11/18/2025	11/18/2031	22,000	21,738	22,011	0.8%
Alpine Pet OpCo, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	11/18/2025	11/18/2031	11,000	—	—	0.0%
Alpine Pet OpCo, LLC (Revolver)	(19)	SF	5.00%	8.67%	11/18/2025	11/18/2031	8,800	—	—	0.0%
Caputo Cheese Interco Corp.	(8)	SF	5.00%	8.67%	6/30/2025	6/30/2030	14,925	14,727	14,955	0.5%
Caputo Cheese Interco Corp. (Revolver)	(19)	SF	5.00%	8.67%	6/30/2025	6/30/2030	2,500	750	750	0.0%
Demakes Borrower, LLC	(8)	SF	6.00%	9.70%	12/15/2023	12/12/2029	4,768	4,689	4,768	0.2%
Izzio Artisan Bakery, LLC	(9)(11)	SF	6.50%	10.17%	9/27/2024	9/27/2029	14,283	14,071	14,375	0.5%
Izzio Artisan Bakery, LLC	(6)(8)	SF	6.50%	10.17%	9/27/2024	9/27/2029	10,256	10,256	10,322	0.4%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.17%	8/15/2025	9/27/2029	30,950	23,079	23,229	0.8%
Max US Bidco Inc.	(6)(34)	SF	5.00%	8.70%	8/1/2025	10/2/2030	4,937	4,929	4,078	0.1%
Nellson Nutraceutical, LLC	(8)(27)	SF	5.75%	9.45%	5/9/2025	4/17/2031	24,875	24,545	24,937	0.9%
Nellson Nutraceutical, LLC	(8)	SF	5.75%	9.45%	4/17/2025	4/17/2031	7,385	7,287	7,403	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Nellson Nutraceutical, LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.45%	4/17/2025	4/17/2031	1,953	$—	$—	0.0%
Nellson Nutraceutical, LLC (Revolver)	(19)	SF	5.75%	9.45%	4/17/2025	4/17/2031	5,078	1,797	1,797	0.1%
PFI Lower Midco, LLC	(8)	SF	4.00%	7.67%	11/14/2025	12/1/2030	5,486	5,433	5,514	0.2%
SCP Baked Goods Holdings, LLC	(8)	SF	4.75%	8.45%	5/1/2025	5/1/2031	8,933	8,833	8,937	0.3%
SCP Baked Goods Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.45%	5/1/2025	5/1/2031	3,750	—	—	0.0%
SCP Baked Goods Holdings, LLC (Revolver)	(19)	SF	4.75%	8.45%	5/1/2025	5/1/2031	1,250	—	—	0.0%
							183,129	142,134	143,076	5.1%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	6.10% Cash/ 4.00% PIK	3/31/2025	8/11/2027	5,404	5,056	5,633	0.2%
Adept AG Holdings, LLC	(21)	SF	6.15%	5.85% Cash/ 4.00% PIK	3/31/2025	8/11/2027	4,402	4,015	4,588	0.2%
Automated Industrial Robotics US HoldCo Inc.	(12)(24)	EU	5.00%	7.06%	8/5/2025	8/5/2032	2,880	2,857	2,906	0.1%
Automated Industrial Robotics US HoldCo Inc.	(12)(23)	SN	5.00%	8.72%	8/5/2025	8/5/2032	5,754	5,731	5,807	0.2%
Automated Industrial Robotics US HoldCo Inc.	(8)	SF	5.00%	8.66%	8/5/2025	8/5/2032	5,778	5,724	5,832	0.2%
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	(19)(20)	EU	5.00%	7.13%	8/5/2025	8/5/2032	11,111	4,004	3,982	0.1%
Automated Industrial Robotics US HoldCo Inc. (Revolver)	(19)	SF	5.00%	8.66%	8/5/2025	8/5/2032	4,445	—	—	0.0%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.50%	10.17%	12/22/2023	12/21/2029	49,125	48,451	49,125	1.8%
BLP Buyer, Inc.	(6)	SF	6.50%	10.17%	5/8/2024	12/21/2029	1,872	1,844	1,872	0.1%
BLP Buyer, Inc.	(27)	SF	6.50%	10.17%	12/21/2023	12/21/2029	5,910	5,910	5,910	0.2%
BLP Buyer, Inc.	(8)	SF	6.50%	10.13%	8/29/2025	12/21/2029	1,077	1,062	1,077	0.0%
BLP Buyer, Inc.	(8)	SF	6.50%	10.17%	9/26/2025	12/21/2029	1,496	1,476	1,496	0.1%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.50%	10.17%	12/22/2023	12/21/2029	6,849	6,138	6,138	0.2%
CGI Automated Manufacturing, LLC		SF	7.26%	6.43% Cash/ 4.50% PIK	9/9/2022	12/17/2028	8,784	8,741	8,784	0.3%
CGI Automated Manufacturing, LLC		SF	7.26%	6.43% Cash/ 4.50% PIK	9/30/2022	12/17/2028	5,589	5,569	5,589	0.2%
CGI Automated Manufacturing, LLC		SF	7.26%	6.43% Cash/ 4.50% PIK	9/9/2022	12/17/2028	10,695	10,631	10,695	0.4%
Crusoe Energy Systems LLC		n/a	n/a	15.00%	11/13/2025	11/13/2029	2,535	2,582	2,569	0.1%
Crusoe Energy Systems LLC		n/a	n/a	13.00%	11/13/2025	11/13/2029	2,088	2,123	2,054	0.1%
DS Parent, Inc.	(27)	SF	5.50%	9.20%	12/15/2023	1/31/2031	19,650	18,889	17,472	0.6%
IMMEC Buyer	(8)	SF	5.00%	8.67%	1/30/2026	8/13/2031	3,760	3,706	3,771	0.1%
IMMEC Buyer	(8)	SF	5.00%	8.67%	9/19/2025	8/13/2031	8,878	8,757	8,904	0.3%
IMMEC Buyer		SF	5.00%	8.67%	8/13/2025	8/13/2031	4,248	4,248	4,261	0.1%
IMMEC Buyer (Revolver)	(19)	SF	5.00%	8.67%	8/13/2025	8/13/2031	2,124	212	212	0.0%
Incompass, LLC		SF	7.75%	11.42%	12/20/2024	11/27/2028	2,061	2,027	2,111	0.1%
Incompass, LLC	(6)(10)	SF	7.75%	11.42%	11/27/2023	11/27/2028	23,460	23,112	24,035	0.9%
Tavoron Buyer Corp.	(27)	SF	5.00%	8.66%	2/21/2025	1/22/2031	7,543	7,449	7,581	0.3%
Tavoron Buyer Corp. (Delayed Draw)	(19)(20)	SF	5.00%	8.66%	1/22/2025	1/22/2031	8,020	3,417	3,434	0.1%
Tavoron Buyer Corp. (Revolver)	(12)(19)(22)	SF	5.00%	8.66%	1/22/2025	1/22/2031	192	—	—	0.0%
Tavoron Buyer Corp. (Revolver)	(19)	SF	5.00%	8.66%	1/22/2025	1/22/2031	1,338	—	—	0.0%
							217,068	193,731	195,838	7.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(8)(10)(11)(27)	SF	5.00%	8.70%	12/9/2025	12/9/2032	43,150	$42,731	$43,279	1.6%
EMCO Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.70%	12/9/2025	12/9/2032	8,440	—	—	0.0%
EMCO Holdco LLC (Revolver)	(19)	SF	5.00%	8.70%	12/9/2025	12/9/2030	11,037	—	—	0.0%
Resin Solutions LLC	(8)	SF	5.00%	8.66%	8/15/2025	8/15/2031	10,945	10,845	10,945	0.4%
Resin Solutions LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.68%	8/15/2025	8/15/2031	2,241	—	—	0.0%
Resin Solutions LLC (Revolver)	(19)	SF	5.00%	8.68%	8/15/2025	8/15/2031	1,222	212	212	0.0%
							77,035	53,788	54,436	2.0%
Construction & Building
FR Panther Intermediate, LLC	(10)(11)	SF	4.75%	8.42%	1/23/2026	1/23/2032	10,000	9,880	9,875	0.4%
FR Panther Intermediate, LLC		SF	4.75%	8.46%	1/23/2026	1/23/2032	1,222	1,222	1,215	0.0%
FR Panther Intermediate, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.46%	1/23/2026	1/23/2032	3,333	—	—	0.0%
FR Panther Intermediate, LLC (Revolver)	(19)	SF	4.75%	8.46%	1/23/2026	1/23/2032	972	—	—	0.0%
Guardian Restoration Partners Buyer, LLC	(10)(44)	SF	5.00%	8.70%	11/14/2024	11/1/2031	11,880	11,759	11,880	0.4%
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.70%	11/1/2024	11/1/2031	19,890	17,919	17,919	0.6%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	5.00%	8.70%	11/1/2024	11/1/2031	3,000	2,180	2,180	0.1%
Harlem Acquisition, LLC	(8)(11)	SF	4.75%	8.41%	11/26/2024	11/7/2030	31,680	31,238	31,997	1.1%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.41%	3/12/2026	11/7/2030	6,095	—	—	0.0%
Harlem Acquisition, LLC (Delayed Draw)	(6)(19)(20)	SF	4.75%	8.41%	11/7/2024	11/7/2030	9,133	9,037	9,127	0.3%
Harlem Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.43%	11/7/2024	11/7/2030	6,095	1,524	1,524	0.1%
MEI Buyer LLC	(8)(11)(44)	SF	4.25%	7.92%	6/30/2023	6/29/2029	24,968	24,504	25,218	0.9%
MEI Buyer LLC	(10)(11)	SF	4.25%	7.92%	1/9/2024	6/30/2029	14,019	13,931	14,160	0.5%
MEI Buyer LLC	(8)	SF	4.25%	7.93%	6/30/2023	6/29/2029	3,993	3,993	4,033	0.2%
MEI Buyer LLC (Delayed Draw)	(19)(20)	SF	4.25%	7.92%	3/27/2025	6/29/2029	8,929	2,220	2,242	0.1%
MEI Buyer LLC (Revolver)	(19)	SF	4.25%	7.92%	6/30/2023	6/29/2029	5,253	—	—	0.0%
Mooring Primary, LLC	(8)(27)	SF	5.25%	8.92%	4/24/2025	4/1/2031	13,857	13,676	13,878	0.5%
Mooring Primary, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Mooring Primary, LLC (Revolver)	(19)	SF	5.25%	8.92%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Premier Roofing L.L.C.	(21)	n/a	n/a	5.00% PIK	3/25/2026	12/31/2029	2,420	2,420	2,420	0.1%
Premier Roofing L.L.C. (Revolver)	(19)(21)	n/a	n/a	5.00% PIK	3/25/2026	12/31/2029	159	—	—	0.0%
Summit Restoration Group, LLC (fka Water Buyer, LLC)	(10)	SF	5.25%	8.95%	8/8/2024	8/8/2030	9,850	9,737	9,855	0.4%
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Delayed Draw)	(19)(20)	SF	5.25%	8.95%	8/8/2024	8/8/2030	6,000	—	—	0.0%
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Revolver)	(19)	SF	5.25%	8.92%	8/8/2024	8/8/2030	3,000	400	400	0.0%
							208,414	155,640	157,923	5.7%
Consumer Goods: Durable
Independence Buyer, Inc.	(7)(21)	SF	7.90%	9.56% Cash/ 2.00% PIK	8/3/2021	1/29/2027	11,185	11,166	7,647	0.3%
Independence Buyer, Inc. (Revolver)	(19)(21)	SF	7.85%	9.52% Cash/ 2.00% PIK	8/3/2021	1/29/2027	1,482	1,243	850	0.0%
SonicWall US Holdings Inc.	(21)	SF	5.00%	8.70%	10/7/2024	5/18/2028	15,809	15,630	5,177	0.2%
Syniverse Holdings, LLC	(12)	SF	7.00%	10.70%	3/4/2025	5/13/2027	11,842	11,813	10,968	0.4%
							40,318	39,852	24,642	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC	(6)(8)(9)	SF	6.61%	10.28%	5/18/2021	5/18/2026	13,370	$13,361	$13,022	0.5%
Cohere Beauty, Phoenix LLC	(9)	SF	6.61%	10.28%	12/15/2021	5/18/2026	2,453	2,453	2,391	0.1%
Cohere Beauty, Phoenix LLC	(6)	SF	6.61%	10.28%	8/12/2022	5/18/2026	6,660	6,654	6,487	0.2%
Cohere Beauty, Phoenix LLC	(7)	SF	6.61%	10.28%	8/12/2022	5/18/2026	2,876	2,876	2,802	0.1%
Cohere Beauty, Phoenix LLC	(6)	SF	6.61%	10.28%	3/3/2025	5/18/2026	2,733	2,729	2,662	0.1%
Cohere Beauty, Phoenix LLC (Revolver)	(19)	SF	6.61%	10.28%	5/18/2021	5/18/2026	2,222	889	866	0.0%
Excelligence Learning Corporation	(6)	SF	5.75%	9.45%	3/15/2024	1/18/2030	11,956	11,787	10,223	0.3%
Excelligence Learning Corporation (Revolver)	(19)	SF	5.75%	9.45%	3/15/2024	1/18/2030	3,408	2,260	1,933	0.1%
Gibson Brands, Inc.	(8)(34)	SF	5.26%	8.93%	4/19/2024	8/13/2028	11,099	11,103	10,280	0.4%
Niteo Products, LLC	(8)	SF	5.25%	8.92%	12/4/2025	12/4/2031	23,441	23,110	23,500	0.8%
Niteo Products, LLC (Revolver)	(19)	SF	5.25%	8.92%	12/4/2025	12/4/2031	4,578	—	—	0.0%
The Kyjen Company, LLC	(6)(7)(21)	SF	7.60%	10.27% Cash/ 1.00% PIK	5/14/2021	4/6/2026	2,962	2,841	1,709	0.1%
The Kyjen Company, LLC	(21)	SF	7.50%	10.27% Cash/ 1.00% PIK	9/13/2022	4/6/2026	5	5	3	0.0%
The Kyjen Company, LLC (Revolver)	(19)(21)	SF	7.60%	10.27% Cash/ 1.00% PIK	5/14/2021	4/6/2026	315	—	—	0.0%
Thrasio, LLC	(21)	SF	8.26%	11.93% PIK	6/18/2024	6/18/2029	496	488	496	0.0%
							88,574	80,556	76,374	2.7%
Containers, Packaging & Glass
Assembly Buyer, LLC	(8)(44)	SF	4.75%	8.41%	6/30/2025	6/30/2031	16,000	15,855	15,880	0.6%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.41%	6/30/2025	6/30/2031	7,111	—	—	0.0%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.41%	7/2/2025	6/30/2031	853	—	—	0.0%
Assembly Buyer, LLC (Revolver)	(19)	SF	4.75%	8.41%	6/30/2025	6/30/2031	2,667	—	—	0.0%
B2B Industrial Products LLC	(6)	SF	6.90%	10.60%	12/6/2022	10/7/2026	9,498	9,463	9,332	0.3%
B2B Industrial Products LLC	(6)	SF	6.90%	10.60%	4/4/2023	10/7/2026	2,198	2,189	2,160	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(8)(12)(36)(44)	SF	5.65%	9.31%	11/27/2024	12/17/2027	13,943	13,900	13,943	0.5%
Ivex Holdco Inc. and Induspac Holdco Inc.	(8)(12)(36)	SF	5.65%	9.31%	11/27/2024	12/17/2027	1,468	1,468	1,468	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.31%	12/1/2025	12/17/2027	6,624	6,624	6,624	0.2%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.31%	12/1/2025	12/17/2027	3,568	3,566	3,568	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	5.65%	9.35%	11/27/2024	12/17/2027	6,114	—	—	0.0%
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(36)	SF	5.65%	9.35%	11/27/2024	12/17/2027	4,076	2,744	2,744	0.1%
Key Container Borrower, LLC		SF	4.50%	8.17%	2/17/2026	2/17/2032	4,000	3,962	3,960	0.1%
Key Container Borrower, LLC (Revolver)	(19)	SF	4.50%	8.17%	2/17/2026	2/17/2032	1,270	—	—	0.0%
Key Container Borrower, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.17%	2/17/2026	2/17/2032	1,905	—	—	0.0%
Polychem Acquisition, LLC		SF	5.61%	5.28% Cash/ 4.00% PIK	4/8/2019	8/15/2026	1,974	1,974	1,502	0.1%
Project Tahoe Acquisition Corporation	(8)	SF	5.25%	8.92%	1/1/2026	1/1/2032	14,500	14,329	14,319	0.5%
Project Tahoe Acquisition Corporation (Revolver)	(19)	SF	5.25%	8.92%	1/1/2026	1/1/2032	4,229	—	—	0.0%
							101,998	76,074	75,500	2.7%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
PNE Interco LLC	(6)(7)(8)(11)	SF	5.50%	9.16%	2/12/2024	2/12/2030	13,755	$13,564	$13,755	0.5%
PNE Interco LLC (Delayed Draw)	(6)(19)(20)	SF	5.50%	9.17%	2/12/2024	2/12/2030	5,248	4,364	4,364	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.50%	9.20%	2/12/2024	2/12/2030	5,899	1,180	1,180	0.1%
Quest Resource Management Group, LLC		SF	7.61%	11.28%	12/30/2024	6/28/2030	13,599	13,464	12,262	0.4%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	7.61%	11.28%	12/30/2024	6/28/2030	6,944	—	—	0.0%
Trilon Group, LLC	(6)(7)(9)(10)(44)	SF	4.75%	8.42%	3/31/2025	5/25/2029	11,535	11,535	11,535	0.4%
Trilon Group, LLC	(6)	SF	4.75%	8.42%	4/15/2024	5/25/2029	3,544	3,497	3,544	0.1%
Trilon Group, LLC	(6)(44)	SF	4.75%	8.42%	4/15/2024	5/25/2029	11,950	11,950	11,950	0.4%
Trilon Group, LLC	(6)	SF	4.75%	8.42%	9/12/2023	5/25/2029	364	364	364	0.0%
Trilon Group, LLC	(6)(27)	SF	4.75%	8.42%	3/25/2025	5/25/2029	10,081	10,003	10,081	0.4%
Trilon Group, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.17%	3/12/2025	5/25/2029	10,150	2,837	2,837	0.1%
Trilon Group, LLC (Revolver)	(19)	SF	4.50%	8.16%	9/12/2023	5/25/2029	4,874	1,044	1,044	0.0%
Volt Bidco, Inc.		SF	6.50%	10.20% PIK	8/11/2021	8/11/2027	10,430	10,377	10,108	0.4%
Volt Bidco, Inc.	(11)	SF	6.50%	10.20% PIK	8/11/2021	8/11/2027	1,961	1,961	1,900	0.1%
Volt Bidco, Inc.	(27)	SF	6.50%	10.20% PIK	9/17/2024	8/11/2027	813	813	788	0.0%
Volt Bidco, Inc.	(27)	SF	6.50%	10.20% PIK	12/28/2023	8/11/2027	1,127	1,127	1,092	0.0%
Volt Bidco, Inc. (Revolver)	(19)	SF	6.50%	10.17% PIK	8/11/2021	8/11/2027	956	459	445	0.0%
							113,230	88,539	87,249	3.1%
FIRE: Finance
Band Finance LLC and Anderson Global Luxembourg SCSp	(6)(8)(9)	SF	5.25%	8.92%	9/5/2025	8/5/2031	36,500	36,085	36,704	1.3%
Band Finance LLC and Anderson Global Luxembourg SCSp	(8)(12)(38)	SF	5.25%	8.92%	8/6/2025	8/6/2031	13,905	13,905	13,983	0.5%
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	(6)(12)(19)(20) (38)	SF	5.25%	8.92%	11/13/2025	8/5/2031	9,832	8,980	9,030	0.3%
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	(12)(19)(38)	SF	5.25%	8.92%	8/6/2025	8/5/2031	5,214	521	521	0.0%
Bandas Law Firm, P.C.		SF	13.75%	4.00% Cash/ 13.75% PIK	2/17/2026	2/17/2030	4,772	4,704	4,700	0.2%
Beckway Acquisition, Inc.	(8)	SF	4.75%	8.42%	8/29/2025	8/29/2030	7,980	7,873	7,980	0.3%
Beckway Acquisition, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	8/29/2025	8/29/2030	5,714	—	—	0.0%
Beckway Acquisition, Inc. (Revolver)	(19)	SF	4.75%	8.42%	8/29/2025	8/29/2030	1,429	—	—	0.0%
Bench Walk Lead, LLC	(12)	SF	11.00%	14.70%	6/9/2023	6/14/2027	23,172	23,149	23,202	0.8%
Bench Walk Lead, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	15.00%	1/22/2025	1/22/2031	8,581	4,605	4,588	0.2%
BW 51f, L.P.	(12)	SF	8.00%	11.75%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.3%
Cpex Purchaser, LLC	(7)(9)(44)	SF	6.00%	9.74%	8/26/2022	2/28/2030	36,000	35,484	35,982	1.3%
Cpex Purchaser, LLC	(44)	SF	5.50%	9.24%	3/26/2025	2/28/2030	6,448	6,394	6,445	0.2%
Cpex Purchaser, LLC	(44)	SF	6.00%	9.74%	9/30/2021	2/28/2030	4,061	4,061	4,059	0.2%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.74%	3/31/2026	2/28/2030	709	—	—	0.0%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.74%	3/31/2026	2/28/2030	3,669	385	385	0.0%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.74%	3/26/2025	2/28/2030	4,320	4,212	4,210	0.2%
Cpex Purchaser, LLC (Revolver)		SF	6.00%	9.67%	9/30/2021	2/28/2030	13,935	13,935	13,935	0.5%
Finastra USA, Inc.	(12)(34)(40)	SF	4.00%	7.68%	2/12/2026	9/15/2032	5,000	4,650	4,707	0.2%
GC Champion Acquisition LLC	(7)(8)	SF	5.00%	8.67%	8/19/2022	8/18/2028	19,853	19,738	19,878	0.7%
GC Champion Acquisition LLC	(6)	SF	5.00%	8.67%	8/19/2022	8/18/2028	3,521	3,521	3,525	0.1%
GC Champion Acquisition LLC	(6)	SF	5.00%	8.67%	8/1/2023	8/18/2028	10,562	10,393	10,576	0.4%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	8/19/2024	8/18/2028	3,430	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	4/28/2028	7,206	$3,619	$3,610	0.1%
J2 BWA Funding LLC (Revolver)	(12)(19)	n/a	n/a	10.00%	12/14/2020	12/24/2026	1,748	1,595	1,595	0.1%
Protecht Group Holdings Pty Ltd	(12)(25)(35)	SF	7.00%	0.107	12/19/2025	12/19/2031	22,080	20,962	22,080	0.8%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(25) (35)	SF	7.00%	10.70%	12/19/2025	12/19/2031	5,520	—	—	0.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(25) (35)	SF	7.00%	10.70%	12/19/2025	12/19/2031	2,429	669	669	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(35)	SF	7.00%	10.70%	12/19/2025	12/19/2031	1,600	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(25)(35)	SF	7.00%	10.70%	12/19/2025	12/19/2031	1,104	—	—	0.0%
Resolute Investment Managers, Inc.		SF	6.76%	10.46%	6/30/2025	10/30/2028	18,009	17,984	14,452	0.5%
SCP Intermediate Holdings, LLC	(8)(12)	SF	5.10%	8.77%	12/28/2022	12/28/2028	2,903	2,865	2,903	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	5.10%	8.77%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Tax Protection BuyCo, LLC	(8)(10)(27)(44)	SF	4.75%	8.41%	4/1/2025	4/1/2031	23,820	23,509	23,820	0.9%
Tax Protection BuyCo, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.41%	4/1/2025	4/1/2031	4,706	—	—	0.0%
Tax Protection BuyCo, LLC (Revolver)	(19)	SF	4.75%	8.41%	4/1/2025	4/1/2031	5,882	—	—	0.0%
Tegra118 Wealth Solutions, Inc.	(8)(12)	SF	4.00%	7.67%	1/16/2026	1/27/2033	4,000	3,962	3,940	0.1%
Transnetwork LLC	(11)(27)(44)	SF	4.75%	8.45%	11/20/2023	12/29/2030	15,522	15,357	14,203	0.5%
							358,083	302,117	300,682	10.8%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	6.51%	10.18%	9/24/2024	3/12/2028	753	621	680	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.35%	12/22/2021	12/22/2027	7,184	7,136	7,184	0.3%
InsideRE, LLC	(9)	SF	5.65%	9.35%	12/22/2021	12/22/2027	2,792	2,792	2,792	0.1%
InsideRE, LLC (Delayed Draw)	(19)(20)	SF	5.65%	9.35%	3/7/2025	12/22/2027	766	381	381	0.0%
InsideRE, LLC (Revolver)	(19)	P	4.50%	11.25%	12/22/2021	12/22/2027	965	547	547	0.0%
Lessen LLC		SF	13.00%	16.70%	1/5/2023	1/5/2028	8,585	8,455	6,954	0.3%
							21,045	19,932	18,538	0.7%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	4.50%	8.20%	6/7/2023	6/7/2029	9,725	9,577	9,744	0.4%
Animal Dermatology Group, Inc.	(8)	SF	4.50%	8.20%	6/7/2023	6/7/2029	3,093	3,093	3,099	0.1%
Animal Dermatology Group, Inc.	(8)	SF	4.50%	8.20%	1/11/2024	6/7/2029	7,306	7,306	7,321	0.3%
Animal Dermatology Group, Inc.	(8)	SF	4.50%	8.20%	10/28/2024	6/7/2029	4,836	4,836	4,846	0.2%
Animal Dermatology Group, Inc.	(10)	SF	4.50%	8.20%	9/4/2025	6/7/2029	16,166	16,166	16,198	0.6%
Animal Dermatology Group, Inc.		SF	4.50%	8.20%	12/5/2025	6/7/2029	6,573	6,573	6,586	0.2%
Animal Dermatology Group, Inc.	(6)	SF	4.50%	8.20%	9/4/2025	6/7/2029	16,164	16,164	16,196	0.6%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	4.50%	8.20%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	4.85%	8.52%	5/6/2021	5/6/2028	3,168	3,153	3,168	0.1%
Appriss Health, LLC (Revolver)	(19)	SF	4.85%	8.52%	5/6/2021	5/6/2028	433	—	—	0.0%
BCTO Bobsled Purchaser, Inc.	(44)	SF	4.75%	8.45%	1/16/2026	1/16/2033	19,500	19,361	19,354	0.7%
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.45%	1/16/2026	1/16/2033	6,500	—	—	0.0%
BCTO Bobsled Purchaser, Inc. (Revolver)	(19)	SF	4.75%	8.45%	1/16/2026	1/16/2033	1,950	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	5.50%	9.20%	7/17/2023	7/17/2029	29,850	29,284	30,149	1.1%
Bluesight, Inc.	(27)	SF	5.50%	9.20%	10/15/2024	7/17/2029	3,893	3,851	3,932	0.1%
Bluesight, Inc.	(11)(44)	SF	5.50%	9.20%	12/31/2024	7/17/2029	25,957	25,664	26,216	1.0%
Bluesight, Inc. (Revolver)	(19)	SF	5.50%	9.20%	7/17/2023	7/17/2029	5,217	—	—	0.0%
Caravel Autism Health, LLC	(6)(11)(44)	SF	5.00%	8.70%	6/11/2024	6/11/2030	17,730	17,502	17,503	0.6%
Caravel Autism Health, LLC	(8)	SF	5.00%	8.70%	6/11/2024	6/11/2030	7,656	7,656	7,558	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.70%	4/16/2025	6/11/2030	10,258	$3,619	$3,573	0.1%
Caravel Autism Health, LLC (Revolver)	(19)	SF	5.00%	8.70%	6/11/2024	6/11/2030	9,000	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)	SF	6.85%	10.52%	6/30/2021	6/30/2026	13,209	13,191	13,130	0.5%
Dorado Acquisition, Inc.	(6)(7)	SF	6.90%	10.56%	11/27/2022	6/30/2026	10,951	10,931	10,885	0.4%
Dorado Acquisition, Inc. (Revolver)	(19)	SF	6.85%	10.52%	6/30/2021	6/30/2026	1,670	—	—	0.0%
FH BMX Buyer, Inc.	(10)	SF	4.75%	8.45%	6/21/2024	6/21/2031	8,910	8,805	8,910	0.3%
FH BMX Buyer, Inc.	(10)	SF	4.75%	8.42%	6/21/2024	6/21/2031	4,756	4,756	4,756	0.2%
FH BMX Buyer, Inc.		SF	4.75%	8.45%	6/9/2025	6/21/2031	7,153	7,153	7,153	0.3%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.45%	11/7/2025	6/21/2031	6,933	2,667	2,667	0.1%
GBP CSTA Buyer LLC		SF	6.10%	9.77%	11/18/2025	5/18/2031	998	979	998	0.0%
GBP CSTA Buyer LLC (Revolver)	(19)	SF	6.10%	9.77%	11/18/2025	5/18/2031	444	111	111	0.0%
Golden State Buyer, Inc.	(8)	P	3.75%	10.50%	8/25/2022	8/1/2031	9,431	9,405	9,419	0.3%
Helping Hands Childrens Services Management, LLC	(8)(10)	SF	4.50%	8.16%	11/5/2024	11/5/2030	11,414	11,300	11,414	0.4%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.17%	11/5/2024	11/5/2030	4,600	1,691	1,691	0.1%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.50%	8.17%	11/5/2024	11/5/2030	2,300	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.00%	10.66%	2/6/2024	2/1/2029	4,309	4,233	4,169	0.1%
KL Moon Acquisition, LLC		SF	7.00%	10.66%	2/1/2023	2/1/2029	10,050	9,898	9,723	0.4%
KL Moon Acquisition, LLC		SF	7.00%	10.66%	2/1/2023	2/1/2029	2,004	2,004	1,934	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.00%	10.66%	2/1/2023	2/1/2029	1,665	1,449	1,402	0.1%
Learn-It Systems, LLC	(6)(8)	SF	5.25%	8.91%	7/10/2025	7/10/2031	51,239	50,514	52,263	1.9%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.83%	7/10/2025	7/10/2031	13,664	1,136	1,159	0.0%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	7/10/2025	7/10/2031	2,733	—	—	0.0%
Learn-It Systems, LLC (Revolver)	(19)	SF	5.25%	8.91%	7/10/2025	7/10/2031	6,832	—	—	0.0%
Long Grove Pharmaceuticals, LLC		SF	8.00%	7.67% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,477	14,302	14,555	0.5%
Long Grove Pharmaceuticals, LLC (Delayed Draw)	(19)(20)	SF	8.00%	7.67% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	—	—	0.0%
NationsBenefits, LLC	(8)(10)(11)(27) (44)	SF	6.10%	9.77%	5/22/2025	8/26/2027	64,164	64,164	64,164	2.3%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	6.10%	9.77%	4/25/2025	8/26/2027	16,542	9,323	9,323	0.3%
NationsBenefits, LLC (Revolver)		SF	6.10%	9.77%	4/25/2025	8/26/2027	7,219	7,219	7,219	0.3%
NBPT Acquisition LLC	(27)	SF	5.00%	8.66%	3/17/2025	3/1/2030	20,834	20,660	20,652	0.8%
NBPT Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	3/3/2025	3/3/2030	8,074	987	978	0.0%
NBPT Acquisition LLC (Revolver)	(19)	SF	5.00%	8.70%	3/3/2025	3/1/2030	2,360	472	468	0.0%
NQ PE Project Colosseum Midco Inc.		SF	6.65%	10.35%	10/4/2022	10/4/2028	14,126	13,990	12,729	0.5%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	6.65%	10.35%	10/4/2022	10/4/2028	1,825	—	—	0.0%
Ossio, Inc.		P	3.25%	8.00% Cash/ 2.00% PIK	1/20/2026	1/20/2031	20,046	19,855	19,845	0.7%
Ossio, Inc.		P	3.25%	8.00% Cash/ 2.00% PIK	1/20/2026	1/20/2031	2,500	2,500	2,500	0.1%
Ossio, Inc. (Delayed Draw)	(19)(20)	P	3.25%	8.00% Cash/ 2.00% PIK	1/20/2026	1/20/2031	2,500	—	—	0.0%
PAI Middle Tier, LLC	(27)(44)	SF	4.25%	7.95%	2/21/2025	2/13/2032	17,617	17,388	17,724	0.6%
PAI Middle Tier, LLC (Revolver)	(19)	SF	4.50%	8.20%	2/13/2025	2/13/2032	3,765	377	377	0.0%
Phia Purchaser, LLC	(10)	SF	4.50%	8.17%	12/1/2025	12/1/2032	8,000	7,925	7,988	0.3%
Phia Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.17%	12/1/2025	12/1/2032	2,041	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(19)	SF	4.50%	8.17%	12/1/2025	12/1/2032	1,224	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ro Health, LLC	(27)	SF	4.50%	8.20%	2/21/2025	1/17/2031	3,703	$3,657	$3,714	0.1%
Ro Health, LLC (Revolver)	(19)	SF	4.50%	8.18%	1/17/2025	1/17/2031	1,067	160	160	0.0%
SCP ADV Infusion Purchaser, LLC	(8)(27)	SF	4.75%	8.45%	8/15/2025	8/14/2031	9,453	9,344	9,453	0.3%
SCP ADV Infusion Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	8/15/2025	8/14/2031	11,509	8,942	8,942	0.3%
SCP ADV Infusion Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.45%	8/15/2025	8/14/2031	4,622	—	—	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.60%	9.27%	10/7/2022	10/5/2029	8,954	8,794	8,954	0.3%
SCP Eye Care Holdco, LLC		SF	5.60%	9.27%	4/1/2024	10/5/2029	10,058	9,918	10,058	0.4%
SCP Eye Care Holdco, LLC		SF	5.60%	9.27%	10/7/2022	10/5/2029	7,868	7,868	7,868	0.3%
SCP Eye Care Holdco, LLC		SF	5.60%	9.27%	4/1/2024	10/5/2029	20,399	20,399	20,399	0.7%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	9.28%	10/7/2022	10/5/2029	1,442	361	361	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	9.80%	12/29/2023	6/30/2028	20,967	20,737	20,967	0.8%
SDG Mgmt Company, LLC		SF	6.10%	9.81%	12/29/2023	6/30/2028	8,469	8,469	8,469	0.3%
SDG Mgmt Company, LLC	(6)	SF	5.85%	9.52%	12/6/2024	7/1/2028	11,768	11,768	11,727	0.4%
SDG Mgmt Company, LLC (Delayed Draw)	(19)(20)	SF	5.85%	9.52%	12/6/2024	7/1/2028	9,879	6,392	6,370	0.2%
SDG Mgmt Company, LLC		SF	5.85%	9.52%	12/6/2024	7/1/2028	7,905	7,905	7,877	0.3%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	5.85%	9.50%	12/6/2024	7/1/2028	1,981	495	494	0.0%
Seran BioScience, LLC	(7)(8)	SF	5.50%	9.16%	12/31/2020	7/8/2027	1,905	1,904	1,888	0.1%
Seran BioScience, LLC	(10)(11)	SF	5.50%	9.12%	8/21/2023	7/8/2027	227	227	225	0.0%
Seran BioScience, LLC	(8)	SF	5.50%	9.12%	7/8/2022	7/8/2027	431	431	427	0.0%
Seran BioScience, LLC (Revolver)	(19)	SF	5.50%	9.16%	12/31/2020	7/8/2027	356	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	9.52%	7/21/2023	12/30/2027	148	148	139	0.0%
SIP Care Services, LLC	(6)(7)	SF	5.85%	9.52%	12/30/2021	12/30/2027	4,406	4,392	4,136	0.2%
SIP Care Services, LLC (Revolver)	(19)	SF	5.85%	9.52%	12/30/2021	12/30/2027	760	714	671	0.0%
The Smilist DSO, LLC	(8)(10)(11)	SF	6.00%	9.70%	4/4/2024	4/4/2029	28,294	27,866	28,294	1.0%
The Smilist DSO, LLC	(10)(44)	SF	6.00%	9.70%	4/4/2024	4/4/2029	7,649	7,649	7,649	0.3%
The Smilist DSO, LLC	(8)	SF	6.00%	9.70%	4/4/2024	4/4/2029	6,143	6,143	6,143	0.2%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.95%	12/27/2024	4/4/2029	11,781	10,619	10,459	0.4%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	9.70%	4/4/2024	4/4/2029	1,974	—	—	0.0%
TigerConnect, Inc.	(7)	SF	6.40%	10.06%	2/16/2022	8/16/2029	10,002	9,928	10,002	0.4%
TigerConnect, Inc.	(6)	SF	6.40%	10.06%	11/19/2024	8/16/2029	571	566	571	0.0%
TigerConnect, Inc.	(6)(44)	SF	6.40%	10.06%	8/15/2025	8/16/2029	3,038	2,999	3,038	0.1%
TigerConnect, Inc.		SF	6.40%	10.06%	11/19/2024	8/16/2029	52	52	52	0.0%
TigerConnect, Inc.		SF	6.40%	10.06%	2/16/2022	8/16/2029	1,253	1,253	1,253	0.0%
TigerConnect, Inc. (Revolver)	(19)	SF	6.40%	10.06%	2/16/2022	8/16/2029	1,429	—	—	0.0%
Together Women's Health, LLC	(8)	SF	4.50%	8.20%	8/26/2025	8/26/2031	8,856	8,753	8,856	0.3%
Together Women's Health, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.20%	8/26/2025	8/26/2031	8,377	1,133	1,133	0.0%
Together Women's Health, LLC (Revolver)	(19)	SF	4.50%	8.20%	8/26/2025	8/26/2031	1,552	—	—	0.0%
WebPT, Inc.	(7)	SF	6.35%	6.92% Cash/ 3.13% PIK	8/28/2019	1/18/2030	5,067	5,067	4,607	0.2%
WebPT, Inc. (Revolver)	(19)	SF	6.35%	6.92% Cash/ 3.13% PIK	8/28/2019	1/18/2030	521	—	—	0.0%
Xpress Wellness, LLC	(6)	SF	5.50%	9.16%	5/8/2024	5/8/2030	39,500	38,919	39,387	1.4%
Xpress Wellness, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.12%	5/8/2024	5/8/2030	12,468	3,918	3,907	0.1%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.50%	9.16%	5/8/2024	5/8/2030	9,231	7,015	7,015	0.3%
							910,089	758,095	761,414	27.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Accelevation LLC	(8)	SF	4.50%	8.17%	3/12/2026	1/2/2031	5,727	$5,672	$5,727	0.2%
Accelevation LLC	(11)	SF	4.50%	8.17%	1/2/2025	1/2/2031	13,895	13,725	13,895	0.5%
Accelevation LLC	(8)	SF	4.50%	8.17%	9/5/2025	1/2/2031	982	973	982	0.0%
Accelevation LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.17%	1/2/2025	1/2/2031	5,232	3,363	3,363	0.1%
Accelevation LLC (Revolver)	(19)	SF	4.50%	8.17%	1/2/2025	1/2/2031	3,995	1,332	1,332	0.0%
Acquia Inc.	(7)	SF	5.15%	8.80%	11/1/2019	11/1/2026	15,429	15,429	15,429	0.6%
Acquia Inc.	(10)	SF	5.15%	8.80%	11/11/2023	11/1/2026	3,092	3,092	3,092	0.1%
Acquia Inc. (Revolver)		SF	5.15%	8.80%	11/1/2019	11/1/2026	588	588	588	0.0%
Arcserve Cayman Opco LP (Delayed Draw)	(19)(20)(21)	SF	8.11%	11.78% PIK	1/2/2024	1/2/2027	1,471	386	882	0.0%
BTRS Holdings Inc.	(9)(44)	SF	5.50%	9.20%	2/24/2025	12/15/2028	26,398	26,345	26,398	0.9%
BTRS Holdings Inc. (Revolver)	(19)	SF	5.50%	9.20%	2/24/2025	12/15/2028	4,510	3,544	3,544	0.1%
Cardinal Parent, Inc	(34)	SF	4.65%	8.35%	4/1/2025	11/12/2027	7,516	7,427	7,009	0.3%
Catalyst Data Holdings, Inc.	(10)(44)	SF	4.75%	8.41%	12/20/2024	12/20/2030	16,500	16,299	16,500	0.6%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.40%	12/20/2024	12/20/2030	9,899	4,456	4,456	0.2%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.41%	12/20/2024	12/20/2030	758	474	474	0.0%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	4.75%	8.42%	12/20/2024	12/20/2030	3,300	2,046	2,046	0.1%
Cloud for Good, LLC	(8)(10)	SF	4.50%	8.20%	3/21/2025	3/21/2031	17,325	17,138	17,325	0.6%
Cloud for Good, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.20%	3/21/2025	3/21/2031	12,500	—	—	0.0%
Cloud for Good, LLC (Revolver)	(19)	SF	4.50%	8.20%	3/21/2025	3/21/2031	4,000	—	—	0.0%
Douglas Holdings, Inc.	(9)(44)	SF	6.50%	9.45% Cash/ 0.75% PIK	8/27/2024	8/27/2030	24,912	24,620	24,912	0.9%
Douglas Holdings, Inc.	(6)	SF	6.50%	9.45% Cash/ 0.75% PIK	8/27/2024	8/27/2030	5,416	5,416	5,416	0.2%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	9.45% Cash/ 0.75% PIK	8/27/2024	8/27/2026	3,076	3,048	3,048	0.1%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.45%	8/27/2024	8/27/2030	2,166	—	—	0.0%
Drawbridge Partners, LLC	(7)	SF	5.50%	9.17%	9/1/2022	9/1/2028	15,000	14,856	14,993	0.5%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.17%	9/1/2022	9/1/2028	4,370	3,974	3,972	0.1%
Drawbridge Partners, LLC (Revolver)	(19)	SF	5.50%	9.17%	9/1/2022	9/1/2028	2,609	—	—	0.0%
Einstein Parent, INC.	(10)(44)	SF	5.25%	8.92%	3/26/2025	1/22/2031	36,133	35,530	35,772	1.3%
Einstein Parent, INC. (Revolver)	(19)	SF	5.25%	8.92%	1/22/2025	1/22/2031	3,738	—	—	0.0%
Fortra, LLC	(34)(44)	SF	6.10%	9.76%	3/12/2026	5/19/2029	4,751	4,715	4,108	0.1%
Freedom U.S. Acquisition Corporation	(8)(9)(10)(27)(44)	SF	5.75%	9.41%	9/27/2024	9/27/2030	50,490	49,799	49,061	1.8%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	9.41%	9/27/2024	9/27/2030	5,100	—	—	0.0%
Fueled Digital Media, LLC		SF	7.61%	10.28% Cash/ 1.00% PIK	11/1/2022	11/1/2027	5,657	5,607	5,169	0.2%
Fueled Digital Media, LLC		SF	7.61%	10.28% Cash/ 1.00% PIK	11/1/2022	11/1/2027	498	498	455	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	7.61%	11.28%	11/1/2022	11/1/2027	807	726	663	0.0%
Gainsight, Inc.	(8)(34)(44)	SF	5.65%	9.32%	4/1/2025	7/30/2027	27,135	27,053	27,067	1.0%
Hostaway Midco Oy	(6)(12)(37)	SF	5.25%	8.91%	2/26/2025	2/26/2031	25,000	24,686	25,000	0.9%
Hostaway Midco Oy (Delayed Draw)	(12)(19)(20)(37)	SF	5.25%	8.91%	2/26/2025	2/26/2031	5,000	—	—	0.0%
Hostaway Midco Oy (Revolver)	(12)(19)(37)	SF	5.25%	8.91%	2/26/2025	2/26/2031	4,167	—	—	0.0%
Jobnimbus Holdings, LLC	(9)(27)(44)	SF	5.25%	8.92%	12/12/2024	11/6/2030	32,000	31,619	32,000	1.1%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	11/6/2024	11/6/2030	7,111	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	8.92%	11/6/2024	11/6/2030	5,333	$—	$—	0.0%
Matterhorn Finco, Inc.	(12)	SF	5.50%	9.20%	3/5/2026	3/5/2033	4,333	4,290	4,290	0.2%
Matterhorn Finco, Inc. (Revolver)	(12)(19)	SF	5.50%	9.20%	3/5/2026	3/5/2033	667	—	—	0.0%
Medallia, Inc.	(7)(21)	SF	6.10%	5.70% Cash/ 4.00% PIK	8/15/2022	10/27/2028	12,698	12,517	8,241	0.3%
Mission Critical Group, LLC	(8)	SF	5.50%	9.17%	6/18/2025	4/17/2030	6,952	6,892	6,952	0.2%
Mission Critical Group, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.17%	6/18/2025	4/17/2030	2,902	1,546	1,546	0.1%
Mission Critical Group, LLC (Revolver)	(19)	SF	5.50%	9.17%	6/18/2025	4/17/2030	1,211	—	—	0.0%
Nasuni Corporation	(9)(44)	SF	5.00%	8.70%	9/10/2024	9/10/2030	15,000	14,828	15,060	0.5%
Nasuni Corporation	(11)	SF	5.00%	8.70%	3/11/2026	9/10/2030	7,813	7,743	7,844	0.3%
Nasuni Corporation (Revolver)	(19)	SF	5.00%	8.70%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Optomi, LLC	(6)(8)(9)	SF	5.15%	8.81%	12/13/2022	12/16/2027	5,498	5,434	5,498	0.2%
Optomi, LLC	(7)(9)	SF	5.15%	8.81%	12/16/2021	12/16/2027	12,960	12,875	12,960	0.5%
Optomi, LLC (Revolver)	(19)	SF	5.15%	8.84%	12/16/2021	12/16/2027	3,189	1,807	1,807	0.1%
Reorganized Mobileum AcquisitionCo, LLC	(21)	SF	6.00%	4.67% Cash/ 5.00% PIK	1/13/2025	9/12/2029	904	828	891	0.0%
Rocket Software, Inc.		SF	3.75%	7.42%	2/26/2026	11/28/2028	4,987	4,703	4,795	0.2%
Securly, Inc.	(7)	SF	7.10%	10.77%	4/20/2022	4/22/2027	3,702	3,683	3,665	0.1%
Securly, Inc.	(7)	SF	7.10%	10.80%	4/22/2021	4/22/2027	8,400	8,362	8,316	0.3%
Securly, Inc.	(7)	SF	7.10%	10.77%	4/22/2021	4/22/2027	1,938	1,938	1,919	0.1%
Securly, Inc.	(9)	SF	7.10%	10.77%	4/20/2022	4/22/2027	2,488	2,488	2,463	0.1%
Securly, Inc.	(9)	SF	7.10%	10.77%	2/24/2025	4/22/2027	457	452	452	0.0%
Securly, Inc. (Revolver)		SF	7.10%	10.80%	4/22/2021	4/22/2027	1,615	1,615	1,599	0.1%
Signiant Inc.	(11)(44)	SF	5.25%	8.91%	12/23/2024	12/23/2030	14,925	14,744	14,776	0.5%
Signiant Inc.	(8)	SF	5.25%	8.92%	12/23/2024	12/23/2030	2,993	2,993	2,963	0.1%
Signiant Inc. (Revolver)	(19)	SF	5.25%	8.92%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	6.25%	5.60% Cash/ 4.25% PIK	6/16/2023	6/15/2029	2,002	1,966	1,803	0.1%
Sparq Holdings, Inc.		SF	6.25%	5.70% Cash/ 4.25% PIK	6/27/2024	6/25/2029	439	436	395	0.0%
Sparq Holdings, Inc.		SF	6.25%	5.70% Cash/ 4.25% PIK	6/16/2023	6/15/2029	448	448	404	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.45%	6/16/2023	6/15/2029	409	232	207	0.0%
Tiugo Group Holdings Corp	(10)(11)(27)(44)	SF	5.25%	8.91%	3/28/2025	3/28/2031	65,892	65,033	65,892	2.4%
Tiugo Group Holdings Corp (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	3/28/2025	3/28/2031	13,178	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(19)	SF	5.25%	8.91%	3/28/2025	3/28/2031	6,589	—	—	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	8.91%	12/9/2022	12/9/2030	22,000	21,775	22,000	0.8%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	12/9/2022	12/9/2030	6,947	4,956	4,956	0.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	11/25/2024	12/9/2030	1,350	—	—	0.0%
Unanet, Inc. (Revolver)	(19)	SF	5.25%	8.91%	12/9/2022	12/9/2030	4,316	—	—	0.0%
Varicent Intermediate Holdings Corporation	(12)(36)	SF	6.00%	6.45% Cash/ 3.25% PIK	10/15/2025	8/22/2031	12,933	12,825	12,993	0.5%
Varicent Intermediate Holdings Corporation	(6)(12)(36)	SF	6.00%	6.45% Cash/ 3.25% PIK	8/23/2024	8/22/2031	29,003	28,693	29,138	1.0%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.00%	6.45% Cash/ 3.25% PIK	10/15/2025	8/22/2031	2,826	—	—	0.0%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.00%	6.45% Cash/ 3.25% PIK	8/23/2024	8/22/2031	3,360	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(36)	n/a	n/a	5.50%	8/23/2024	8/22/2031	5,776	—	—	0.0%
Velociti, LLC	(9)(11)	SF	5.50%	9.17%	1/13/2025	1/10/2030	11,910	11,699	11,910	0.4%
Velociti, LLC	(8)	SF	5.50%	9.17%	9/5/2025	1/13/2030	4,284	4,228	4,284	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Velociti, LLC (Revolver)	(19)	SF	5.50%	9.17%	1/13/2025	1/10/2030	3,790	$—	$—	0.0%
Watchguard Technologies, Inc.	(8)(44)	SF	5.25%	8.92%	8/17/2022	6/29/2029	5,448	5,602	5,012	0.2%
ZI Intermediate II, Inc.	(6)(11)(27)(44)	SF	5.25%	8.92%	5/13/2024	11/14/2031	82,250	81,037	82,415	3.0%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	5.25%	8.92%	11/14/2025	11/14/2031	6,958	—	—	0.0%
							846,226	703,104	702,124	25.2%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC	(7)(8)(9)	SF	5.60%	9.27%	11/24/2021	11/24/2026	15,581	15,537	15,581	0.6%
95 Percent Buyer, LLC (Revolver)	(19)	SF	5.60%	9.27%	11/24/2021	11/24/2026	809	323	323	0.0%
Calienger Holdings, L.L.C.	(8)	SF	6.10%	9.77%	10/21/2022	10/20/2028	4,850	4,790	4,850	0.2%
Calienger Holdings, L.L.C.	(11)(27)	SF	6.10%	9.77%	11/20/2025	10/20/2028	16,943	16,586	16,943	0.6%
Calienger Holdings, L.L.C. (Delayed Draw)	(19)(20)	SF	6.10%	9.77%	11/20/2025	10/20/2028	2,831	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	6.10%	9.77%	10/21/2022	10/20/2028	909	—	—	0.0%
CE Intermediate, LLC	(6)(7)(9)(10)	SF	5.60%	9.30%	10/11/2022	7/1/2027	35,224	35,017	34,520	1.3%
EverService Midco, LLC	(6)(8)(10)(11)(44)	SF	5.25%	8.92%	8/28/2024	6/28/2030	38,826	38,238	36,885	1.3%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	8.92%	6/28/2024	6/28/2030	8,919	—	—	0.0%
EverView AcquisitionCo, Inc.	(9)(44)	SF	5.00%	8.67%	9/3/2025	9/3/2031	20,750	20,564	20,750	0.7%
EverView AcquisitionCo, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	9/3/2025	9/3/2031	6,385	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(19)	SF	5.00%	8.67%	9/3/2025	9/3/2031	4,788	—	—	0.0%
Gas Media Holdings, LLC	(8)(10)(27)	SF	5.00%	8.66%	4/17/2025	4/17/2031	56,574	55,825	54,570	2.0%
Gas Media Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.66%	4/17/2025	4/17/2031	12,214	—	—	0.0%
Gas Media Holdings, LLC (Revolver)	(19)	SF	5.00%	8.66%	4/17/2025	4/17/2031	5,302	265	256	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	8.80% Cash/ 2.37% PIK	12/30/2022	12/30/2028	14,060	13,841	12,539	0.5%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	8.80% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	—	—	0.0%
Narrative Strategies Acquisition, LLC	(8)(27)	SF	4.75%	8.42%	9/19/2025	7/1/2030	7,761	7,658	7,761	0.3%
Narrative Strategies Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	7/1/2025	7/1/2030	3,634	—	—	0.0%
Narrative Strategies Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.42%	7/1/2025	7/1/2030	1,211	—	—	0.0%
OWL Acquisition, LLC	(6)	SF	4.75%	8.42%	4/17/2025	4/17/2032	17,163	16,970	16,143	0.6%
OWL Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.40%	4/17/2025	4/17/2032	1,569	286	269	0.0%
OWL Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.45%	4/17/2025	4/17/2032	3,403	654	616	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	6.10%	9.76%	12/9/2022	12/9/2028	11,640	11,488	11,174	0.4%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	6.10%	9.76%	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevant Industrial, LLC	(8)	SF	4.50%	8.20%	5/16/2025	5/16/2031	17,369	17,172	17,369	0.6%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.21%	5/16/2025	5/16/2031	7,607	416	416	0.0%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.20%	5/16/2025	5/16/2031	3,804	—	—	0.0%
Relevant Industrial, LLC (Revolver)	(19)	P	3.50%	10.25%	5/16/2025	5/16/2031	3,043	—	—	0.0%
Relevate Health Group, LLC	(6)	SF	5.85%	9.52%	9/9/2024	12/31/2026	1,097	1,091	1,108	0.0%
Relevate Health Group, LLC	(7)(9)	SF	5.85%	9.52%	11/20/2020	12/31/2026	1,894	1,894	1,894	0.1%
Relevate Health Group, LLC	(8)(9)	SF	5.85%	9.52%	3/28/2022	12/31/2026	5,049	5,049	5,049	0.2%
Relevate Health Group, LLC	(8)	SF	5.85%	9.52%	11/20/2020	12/31/2026	847	847	847	0.0%
Relevate Health Group, LLC (Revolver)	(19)	SF	5.85%	9.52%	11/20/2020	12/31/2026	789	—	—	0.0%
SHOOK Research, LLC	(8)(9)	SF	4.75%	8.42%	9/19/2025	7/31/2030	11,443	11,288	11,557	0.4%
SHOOK Research, LLC (Revolver)	(19)	SF	4.75%	8.42%	7/31/2025	7/31/2030	2,875	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Touchmath Acquisition LLC	(11)	SF	5.75%	9.42%	2/28/2024	2/28/2030	9,825	$9,687	$9,237	0.3%
Touchmath Acquisition LLC (Revolver)	(19)	SF	5.75%	9.42%	2/28/2024	2/28/2030	1,429	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.00%	9.67%	1/28/2020	1/28/2027	5,536	5,536	5,522	0.2%
XanEdu Publishing, Inc.	(8)	SF	6.00%	9.67%	8/31/2022	1/28/2027	2,200	2,200	2,195	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	6.00%	9.67%	1/28/2020	1/28/2027	977	—	—	0.0%
							370,965	293,222	288,374	10.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.91% PIK	2/15/2024	1/31/2028	246	246	460	0.0%
							246	246	460	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	(8)(9)(10)	SF	6.36%	10.03%	4/8/2025	12/4/2027	32,670	32,670	32,441	1.2%
Attom Intermediate Holdco, LLC (Delayed Draw)	(19)(20)	SF	6.36%	10.03%	4/8/2025	12/4/2027	15,277	182	181	0.0%
Attom Intermediate Holdco, LLC (Revolver)	(19)	SF	6.36%	10.03%	4/8/2025	12/4/2027	3,972	—	—	0.0%
Chess.com, LLC	(7)(8)	SF	6.10%	9.80%	12/31/2021	12/31/2027	9,977	9,910	9,978	0.4%
Chess.com, LLC (Revolver)	(19)	SF	6.10%	9.80%	12/31/2021	12/31/2027	1,413	—	—	0.0%
Crownpeak Technology, Inc.	(7)(9)	SF	5.50%	9.16%	2/13/2026	12/31/2026	1,644	1,644	1,634	0.1%
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.26%	8.91%	7/15/2024	7/15/2028	549	517	542	0.0%
Sports Operating Holdings II, LLC	(6)	SF	6.10%	9.77%	11/3/2022	11/3/2027	4,825	4,780	4,813	0.2%
Sports Operating Holdings II, LLC	(8)	SF	6.10%	9.77%	11/3/2022	11/3/2027	3,935	3,935	3,926	0.1%
Sports Operating Holdings II, LLC (Revolver)	(19)	SF	6.10%	9.77%	11/3/2022	11/3/2027	1,731	—	—	0.0%
STATS Intermediate Holdings, LLC		SF	5.51%	9.17%	3/26/2024	7/10/2026	14,120	14,105	14,032	0.5%
Streamland Media MidCo LLC (Delayed Draw)	(19)(20)(21)	SF	4.76%	8.46%	9/11/2025	3/30/2029	194	150	151	0.0%
Touchtunes Music Group, LLC		SF	4.75%	8.45%	6/30/2025	3/30/2029	4,719	4,675	4,538	0.2%
USLIVE OPCO, INC.	(6)	SF	5.25%	8.92%	7/2/2025	7/2/2030	9,938	9,762	9,942	0.3%
USLIVE OPCO, INC. (Revolver)	(19)	SF	5.25%	8.92%	7/2/2025	7/2/2030	2,105	—	—	0.0%
							107,069	82,330	82,178	3.0%
Retail
Rita's Franchise Company, LLC	(11)	SF	4.75%	8.42%	12/9/2024	11/15/2030	14,566	14,423	14,580	0.5%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	4.75%	8.46%	11/15/2024	11/15/2030	1,799	396	396	0.0%
							16,365	14,819	14,976	0.5%
Services: Business
A360, Inc.	(11)	SF	5.25%	8.91%	12/19/2024	12/19/2030	10,395	10,269	10,395	0.4%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	12/19/2024	12/19/2030	4,437	444	444	0.0%
A360, Inc. (Revolver)	(19)	SF	5.25%	8.91%	12/19/2024	12/19/2030	2,218	103	103	0.0%
Accelya US Inc.	(12)(40)	SF	5.25%	8.95%	9/29/2025	10/1/2032	8,379	8,221	7,719	0.3%
Aligned Exteriors Group Holdco, LLC	(11)	SF	5.25%	8.95%	12/13/2024	12/13/2029	13,825	13,641	13,735	0.5%
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.95%	12/13/2024	12/13/2029	10,000	—	—	0.0%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.25%	8.95%	12/13/2024	12/13/2029	1,667	833	828	0.0%
Ambient Enterprises Holdco, LLC	(27)(44)	SF	5.25%	8.95%	2/21/2025	6/30/2030	20,499	20,252	20,605	0.7%
Ambient Enterprises Holdco, LLC	(27)	SF	5.25%	8.95%	2/21/2025	6/30/2030	5,698	5,630	5,727	0.2%
Ambient Enterprises Holdco, LLC	(27)	SF	5.25%	8.95%	12/31/2024	6/30/2030	4,042	4,042	4,063	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.25%	8.95%	9/8/2025	6/30/2030	2,510	2,477	2,523	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.25%	8.95%	10/31/2025	6/30/2030	2,574	2,545	2,587	0.1%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.95%	10/31/2025	6/30/2030	4,311	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.95%	7/3/2025	6/30/2030	4,295	$3,035	$3,051	0.1%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.25%	8.95%	12/31/2024	12/8/2029	1,642	—	—	0.0%
Aras Corporation	(6)(9)	SF	5.00%	8.70%	4/13/2021	4/13/2029	5,233	5,216	5,233	0.2%
Aras Corporation (Revolver)	(19)	SF	5.00%	8.70%	4/13/2021	4/13/2029	726	218	218	0.0%
ASG III, LLC	(9)(44)	SF	6.50%	10.17%	10/31/2023	10/31/2029	7,484	7,359	7,484	0.3%
ASG III, LLC	(27)(44)	SF	6.50%	10.17%	10/31/2023	10/31/2029	3,151	3,151	3,151	0.1%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.92%	8/30/2024	10/31/2029	18,078	6,134	6,134	0.2%
ASG III, LLC (Revolver)	(19)	SF	6.50%	10.17%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Asset Reliability Bidco, Inc.	(12)(22)	CA	5.25%	7.52%	12/1/2025	12/1/2031	11,230	11,057	11,230	0.4%
Asset Reliability Bidco, Inc.	(10)	SF	5.25%	8.92%	12/1/2025	12/1/2031	20,350	20,160	20,350	0.7%
Asset Reliability Bidco, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.92%	12/1/2025	12/1/2031	7,454	—	—	0.0%
Asset Reliability Bidco, Inc. (Revolver)	(19)	SF	5.25%	8.92%	12/1/2025	12/1/2031	2,982	—	—	0.0%
Bloomerang, LLC	(6)(9)(11)(44)	SF	5.50%	6.20% Cash/ 3.00% PIK	1/6/2026	12/27/2029	17,890	17,669	17,695	0.6%
Bloomerang, LLC	(6)	SF	5.50%	6.20% Cash/ 3.00% PIK	2/9/2026	12/27/2029	5,967	5,912	5,902	0.2%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	5.50%	6.20% Cash/ 3.00% PIK	12/27/2023	12/27/2029	3,200	—	—	0.0%
Bloomerang, LLC (Revolver)	(19)	SF	5.50%	6.20% Cash/ 3.00% PIK	12/27/2023	12/27/2029	3,200	—	—	0.0%
Buck Design LLC	(10)	SF	4.75%	8.42%	6/11/2025	6/2/2031	9,975	9,888	9,975	0.4%
Buck Design LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	6/2/2025	6/2/2031	7,843	3,529	3,529	0.1%
Buck Design LLC (Revolver)	(19)	SF	4.75%	8.42%	6/2/2025	6/2/2031	3,922	1,292	1,292	0.0%
Cdata Software, Inc.	(7)(9)(11)(44)	SF	5.75%	9.45%	7/18/2024	7/18/2030	45,950	45,327	45,950	1.7%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.45%	7/18/2024	7/18/2030	4,255	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.75%	9.45%	7/18/2024	7/18/2030	5,956	2,340	2,340	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	5.75%	9.45%	7/18/2024	7/18/2030	5,106	—	—	0.0%
ClearCapital Holdings, LLC	(6)(8)	SF	5.00%	8.70%	8/6/2025	6/30/2032	7,206	7,123	7,186	0.3%
ClearCapital Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.70%	7/2/2025	6/30/2032	3,431	—	—	0.0%
ClearCapital Holdings, LLC (Revolver)	(19)	SF	5.00%	8.70%	7/2/2025	6/30/2032	1,620	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.25%	9.87%	9/15/2023	9/14/2029	36,000	35,424	36,216	1.3%
Cosmos Bidco, Inc.	(27)(44)	SF	6.25%	9.87%	9/15/2023	9/14/2029	6,750	6,750	6,791	0.2%
Cosmos Bidco, Inc.	(44)	SF	6.25%	9.87%	3/28/2025	9/14/2029	18,827	18,676	18,940	0.7%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.89%	3/28/2025	9/14/2029	5,379	—	—	0.0%
Cosmos Bidco, Inc.	(11)	SF	6.25%	9.87%	5/17/2024	9/14/2029	4,114	4,114	4,139	0.1%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.25%	9.89%	9/15/2023	9/14/2029	5,625	1,350	1,350	0.0%
E-Discovery Acquireco, LLC	(9)	SF	6.25%	9.92%	8/29/2023	8/29/2029	19,950	19,623	20,138	0.7%
E-Discovery Acquireco, LLC		SF	5.50%	9.17%	5/3/2024	8/29/2029	3,265	3,241	3,254	0.1%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	6.25%	9.92%	8/29/2023	8/29/2029	2,727	1,455	1,455	0.1%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.55%	9/21/2021	12/29/2028	13,576	13,505	13,508	0.5%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.55%	9/21/2021	12/29/2028	1,056	1,056	1,050	0.0%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.55%	3/28/2024	12/29/2028	2,222	2,222	2,211	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.55%	5/4/2023	12/29/2028	1,687	1,687	1,679	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.55%	5/12/2025	12/29/2028	1,922	1,922	1,912	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	6.75%	10.45%	3/31/2026	12/29/2028	1,571	268	266	0.0%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(36)	SF	6.85%	10.55%	9/21/2021	12/29/2028	2,067	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ecotrak, LLC	(44)	SF	6.00%	9.67%	9/11/2025	9/11/2030	7,547	$7,411	$7,547	0.3%
Ecotrak, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.67%	9/11/2025	9/11/2030	268	—	—	0.0%
Ecotrak, LLC (Revolver)	(19)	SF	6.00%	9.67%	9/11/2025	9/11/2030	1,132	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	4.75%	8.42%	12/8/2022	12/8/2027	10,844	10,727	10,844	0.4%
Edustaff, LLC	(8)	SF	4.75%	8.42%	1/30/2026	12/18/2027	1,857	1,844	1,857	0.1%
Edustaff, LLC (Revolver)	(19)	SF	4.75%	8.42%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Hart Halsey, LLC	(8)	SF	5.75%	8.41% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	7,432	7,500	0.3%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	5.75%	8.41% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	—	—	0.0%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.61%	6/25/2025	6/25/2031	5,100	501	501	0.0%
Hart Halsey, LLC (Revolver)	(19)	SF	5.75%	8.41% Cash/ 1.00% PIK	6/25/2025	6/25/2031	2,250	1,200	1,200	0.0%
Huckabee Acquisition, LLC	(6)(8)(10)(44)	SF	5.25%	8.95%	1/16/2024	1/16/2030	29,400	28,987	29,400	1.1%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.25%	8.95%	1/16/2024	1/16/2030	3,913	—	—	0.0%
iCIMS, Inc.	(7)	SF	6.25%	9.92%	10/24/2022	8/18/2028	8,000	7,932	7,720	0.3%
Inmar, Inc.	(34)	SF	4.50%	8.20%	12/31/2025	5/1/2026	4,930	4,942	4,748	0.2%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.50%	9.20%	12/27/2023	12/27/2029	14,663	14,463	14,685	0.5%
Interstate BidCo, LLC	(11)(44)	SF	5.50%	9.17%	12/9/2024	12/27/2029	7,082	7,001	7,093	0.3%
Interstate BidCo, LLC	(8)	SF	5.50%	9.17%	12/27/2023	12/27/2029	8,172	8,172	8,184	0.3%
Interstate BidCo, LLC	(6)(8)	SF	5.50%	9.17%	11/19/2024	12/27/2029	12,335	12,335	12,353	0.4%
Interstate BidCo, LLC	(27)	SF	5.50%	9.17%	12/10/2025	12/27/2029	10,855	10,704	10,871	0.4%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.20%	12/10/2025	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.50%	9.20%	12/27/2023	12/27/2029	3,125	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.00%	8.67%	12/9/2024	11/13/2030	9,875	9,736	9,974	0.4%
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	11/14/2024	11/13/2030	799	—	—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.00%	8.67%	11/14/2024	11/13/2030	2,398	—	—	0.0%
K2 Services Venture LLC	(8)(10)(11)(27)	SF	5.25%	8.92%	11/4/2025	9/5/2031	54,659	54,019	55,009	2.0%
K2 Services Venture LLC	(8)(10)	SF	5.25%	8.92%	9/5/2025	9/5/2031	13,367	13,215	13,452	0.5%
K2 Services Venture LLC (Revolver)	(19)	SF	5.25%	8.92%	9/5/2025	9/5/2031	7,976	—	—	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	10.31%	12/9/2022	12/11/2028	2,910	2,880	2,910	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.31%	12/9/2022	12/11/2028	934	934	934	0.0%
Kingsley Gate Partners, LLC	(6)	SF	6.65%	10.31%	12/9/2022	12/11/2028	1,351	1,351	1,351	0.0%
Kingsley Gate Partners, LLC (Revolver)		SF	6.65%	10.31%	12/9/2022	12/11/2028	1,200	1,200	1,200	0.0%
Milrose Consultants, LLC	(6)(8)(10)(44)	SF	6.65%	10.32%	8/31/2023	8/31/2028	43,875	43,243	44,138	1.6%
Milrose Consultants, LLC	(27)	SF	6.60%	10.27%	10/25/2024	8/31/2028	1,583	1,576	1,593	0.1%
Milrose Consultants, LLC	(27)	SF	6.60%	10.27%	12/2/2024	8/31/2028	3,522	3,474	3,543	0.1%
Milrose Consultants, LLC	(8)(10)	SF	6.60%	10.27%	8/18/2025	8/31/2028	9,172	9,061	9,227	0.3%
Milrose Consultants, LLC	(8)	SF	6.60%	10.27%	9/5/2025	8/31/2028	4,187	4,187	4,212	0.2%
Milrose Consultants, LLC (Revolver)	(19)	SF	6.60%	10.27%	8/31/2023	8/31/2028	2,308	1,154	1,154	0.0%
MYOB US Borrower, LLC	(12)(25)(35)	BB	5.25%	7.65% Cash/ 1.67% PIK	6/6/2025	5/29/2030	28,208	26,226	27,785	1.0%
Talent Systems, LLC	(6)	SF	5.75%	9.45%	9/30/2022	8/4/2028	6,528	6,470	6,528	0.2%
Talent Systems, LLC (Revolver)	(19)	SF	5.75%	9.45%	9/30/2022	8/4/2028	933	—	—	0.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	9.48%	11/15/2023	11/30/2028	13,012	12,902	12,986	0.5%
NFM & J, L.P.		SF	5.85%	9.52%	11/15/2023	11/30/2028	816	816	815	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	11.50%	11/15/2023	11/30/2028	5,273	2,285	2,282	0.1%
Northeast Contracting Company, LLC		SF	6.26%	9.93%	8/16/2024	8/16/2029	7,388	7,273	7,402	0.3%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.43%	10.13%	8/16/2024	8/16/2029	1,591	341	341	0.0%
Onix Networking Corp.	(8)	SF	5.25%	8.95%	5/9/2025	10/2/2029	4,466	4,466	4,466	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Onix Networking Corp.	(6)(8)	SF	5.25%	8.95%	10/2/2023	10/2/2029	14,663	$14,468	$14,663	0.5%
Onix Networking Corp. (Revolver)	(19)	SF	5.25%	8.95%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	4.75%	8.41%	12/20/2024	12/20/2030	12,870	12,715	12,960	0.5%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.41%	12/20/2024	12/20/2030	3,009	361	364	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.41%	12/20/2024	12/20/2030	1,204	—	—	0.0%
Parkhub, Inc.	(44)	SF	6.50%	10.16%	4/9/2024	4/9/2030	16,369	16,129	16,369	0.6%
Parkhub, Inc.	(12)(23)	SF	6.00%	9.66%	4/9/2024	4/9/2030	35,713	33,734	35,400	1.3%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.16%	4/9/2024	4/9/2030	16,833	12,053	12,053	0.4%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.16%	4/9/2024	4/9/2030	4,195	1,609	1,609	0.1%
Parkhub, Inc. (Delayed Draw)	(12)(19)(20)(23)	SF	6.00%	9.66%	4/9/2024	4/9/2030	3,505	3,158	3,093	0.1%
Parkhub, Inc. (Revolver)	(19)	SF	5.75%	9.41%	4/9/2024	4/9/2030	6,733	2,020	2,020	0.1%
PC Pest Buyer, LLC	(6)(8)	SF	5.00%	8.66%	6/20/2024	6/20/2030	13,825	13,647	13,825	0.5%
PC Pest Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	6/20/2024	6/20/2030	41,736	34,678	34,678	1.2%
PC Pest Buyer, LLC (Revolver)	(19)	SF	5.00%	8.67%	6/20/2024	6/20/2030	8,400	—	—	0.0%
PRGX Global, Inc.	(8)(11)(44)	SF	5.50%	9.16%	12/20/2024	12/20/2030	36,057	35,627	35,066	1.3%
PRGX Global, Inc. (Revolver)	(19)	SF	5.50%	9.16%	2/20/2025	12/20/2030	4,345	1,970	1,915	0.1%
Project Accelerate Parent, LLC	(8)	SF	5.25%	8.92%	2/22/2024	2/22/2031	11,667	11,586	11,667	0.4%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	8.92%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	6.10%	9.77%	12/8/2022	12/8/2027	6,177	5,437	4,373	0.2%
Prototek LLC (Revolver)	(19)(21)	SF	6.10%	9.77%	12/8/2022	12/8/2027	921	61	43	0.0%
Pursuit Buyer, LLC		SF	6.25%	8.95% Cash/ 1.00% PIK	1/5/2026	1/5/2032	14,500	14,363	14,355	0.5%
Pursuit Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.95%	1/5/2026	1/5/2032	1,615	339	339	0.0%
Pursuit Buyer, LLC (Delayed Draw)	(19)(20)	SF	6.25%	8.95% Cash/ 1.00% PIK	1/5/2026	1/5/2032	5,800	—	—	0.0%
Pursuit Buyer, LLC (Revolver)	(19)	SF	6.25%	8.95% Cash/ 1.00% PIK	1/5/2026	1/5/2032	4,350	—	—	0.0%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.92%	8/6/2024	8/6/2030	7,388	7,266	7,461	0.3%
Rampart Exterior Services Buyer, Inc.		SF	5.25%	8.92%	1/2/2026	8/6/2030	4,988	4,917	5,037	0.2%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.92%	8/6/2024	8/6/2030	7,054	7,054	7,124	0.3%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.92%	3/12/2025	8/6/2030	5,114	5,026	5,165	0.2%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.25%	8.92%	8/6/2024	8/6/2030	2,679	—	—	0.0%
SDG Corporation	(8)	SF	4.50%	8.16%	10/31/2025	10/31/2031	6,000	5,930	6,000	0.2%
SDG Corporation (Delayed Draw)	(19)(20)	SF	4.50%	8.16%	10/31/2025	10/31/2031	2,727	—	—	0.0%
SDG Corporation (Revolver)	(19)	SF	4.50%	8.16%	10/31/2025	10/31/2031	2,045	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.52%	6/17/2024	9/30/2027	35,787	35,787	35,644	1.3%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.52%	6/17/2024	9/30/2027	11,111	11,111	11,066	0.4%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.52%	6/17/2024	9/30/2027	10,975	10,975	10,932	0.4%
Signal 88, LLC	(6)(8)(44)	SF	6.25%	9.92%	6/3/2024	6/3/2029	23,148	22,909	23,148	0.8%
SingleStore, Inc.	(6)	SF	6.25%	9.91%	10/16/2025	10/16/2031	73,000	72,318	73,000	2.6%
SingleStore, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.91%	10/16/2025	10/16/2031	8,319	1,604	1,604	0.1%
SingleStore, Inc. (Revolver)	(19)	SF	6.25%	9.91%	10/16/2025	10/16/2031	8,488	—	—	0.0%
Sunstates Security, LLC	(8)	SF	4.50%	8.18%	8/9/2024	8/9/2030	19,850	19,622	20,049	0.7%
Sunstates Security, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.18%	8/9/2024	8/9/2030	13,300	6,633	6,700	0.2%
TIC Bidco Limited	(12)(23)(40)	SN	4.50%	8.23%	12/12/2025	6/14/2031	17,195	16,373	17,211	0.6%
Valkyrie Buyer, LLC	(6)(44)	SF	4.75%	8.45%	5/6/2024	5/6/2031	17,823	17,611	17,894	0.6%
Valkyrie Buyer, LLC	(11)	SF	4.75%	8.45%	5/6/2024	5/6/2031	2,074	2,074	2,083	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Valkyrie Buyer, LLC	(27)	SF	4.75%	8.45%	5/6/2024	5/6/2031	7,424	$7,424	$7,454	0.3%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.45%	11/8/2024	5/6/2031	6,650	4,161	4,178	0.1%
Valkyrie Buyer, LLC	(27)	SF	4.75%	8.45%	11/8/2024	5/6/2031	3,325	3,325	3,338	0.1%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	4.75%	8.45%	5/6/2024	5/6/2030	3,509	842	842	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc.	(27)	SF	4.50%	8.16%	12/8/2025	12/8/2031	19,600	19,414	19,463	0.7%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(19)(20)	SF	4.50%	8.16%	12/8/2025	12/8/2031	6,125	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(19)	SF	4.50%	8.16%	12/8/2025	12/8/2031	3,063	—	—	0.0%
Vhagar Purchaser, LLC	(6)(9)(44)	SF	5.50%	9.16%	6/5/2025	6/11/2031	29,333	29,333	29,333	1.0%
Vhagar Purchaser, LLC	(6)(44)	SF	5.50%	9.16%	6/5/2025	6/11/2031	13,333	13,156	13,333	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.16%	6/5/2025	6/11/2031	6,667	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	5.50%	9.16%	6/5/2025	6/11/2031	2,667	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	5.75%	9.44%	8/14/2023	8/14/2029	16,500	16,185	16,475	0.6%
WPEngine, Inc. (Revolver)	(19)	SF	5.75%	9.44%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							1,489,685	1,214,625	1,227,489	44.1%
Services: Consumer
Alta Pest Control, LLC	(27)	SF	4.75%	8.42%	11/18/2025	11/18/2031	3,990	3,933	4,000	0.1%
Alta Pest Control, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	11/18/2025	11/18/2031	3,999	439	440	0.0%
Alta Pest Control, LLC (Revolver)	(19)	SF	4.75%	8.42%	11/18/2025	11/18/2031	2,000	—	—	0.0%
AMS Parent, LLC	(8)(27)	SF	5.01%	8.71%	4/8/2024	10/25/2028	15,153	15,017	14,528	0.5%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.10%	12/28/2023	6/23/2028	4,888	4,821	4,888	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.10%	7/19/2023	6/23/2028	4,888	4,825	4,888	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.90%	9.60%	6/24/2022	6/23/2028	14,475	14,352	14,374	0.5%
Clydesdale Holdings, LLC	(8)(11)	SF	5.90%	9.60%	6/24/2022	6/23/2028	20,591	20,591	20,447	0.7%
Clydesdale Holdings, LLC	(8)	SF	5.90%	9.60%	6/20/2024	6/23/2028	8,245	8,245	8,187	0.3%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.90%	9.60%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	10.28%	11/8/2023	11/8/2028	8,297	8,177	8,048	0.3%
Expedited Travel, LLC (Revolver)		SF	6.61%	10.28%	11/8/2023	11/8/2028	1,500	1,500	1,455	0.1%
Express Wash Acquisition Company, LLC	(6)(8)	SF	6.25%	9.90%	4/10/2025	4/10/2031	18,613	18,450	18,264	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.25%	9.90%	4/10/2025	4/10/2031	1,103	—	—	0.0%
Innovative Artists Entertainment, LLC	(8)(27)	SF	5.50%	9.16%	3/21/2025	3/21/2031	22,139	21,856	20,609	0.7%
Innovative Artists Entertainment, LLC (Revolver)	(19)	SF	5.50%	9.16%	3/21/2025	3/21/2031	2,225	—	—	0.0%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.20%	5/13/2025	6/29/2029	2,925	2,877	2,925	0.1%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.20%	12/17/2024	6/29/2029	4,924	4,924	4,924	0.2%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.20%	7/16/2024	6/29/2029	525	514	525	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.50%	9.20%	6/30/2023	6/29/2029	26,744	26,241	26,744	1.0%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.50%	9.20%	6/30/2023	6/29/2029	4,753	4,373	4,373	0.2%
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	9.70%	11/15/2023	11/15/2030	21,327	21,016	20,943	0.8%
Mammoth Holdings, LLC		SF	6.00%	9.70%	11/15/2023	11/15/2030	5,360	5,360	5,264	0.2%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	9.70%	11/15/2023	11/15/2029	2,727	—	—	0.0%
McKissock Investment Holdings, LLC		SF	5.15%	8.82%	8/25/2025	3/9/2029	5,933	5,940	5,185	0.2%
Removery, LLC	(27)	SF	8.00%	11.67%	9/8/2025	9/8/2030	12,000	11,784	12,000	0.4%
Steel City Wash, LLC	(27)	SF	5.25%	8.91%	2/21/2025	2/5/2030	13,895	13,666	13,791	0.5%
Steel City Wash, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	2/5/2025	2/5/2030	3,158	—	—	0.0%
Steel City Wash, LLC (Revolver)	(19)	SF	5.25%	8.91%	2/5/2025	2/5/2030	1,579	589	585	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.17%	12/27/2023	12/27/2028	9,346	9,310	9,346	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
The Black Tux, LLC	(6)	SF	6.50%	10.17%	12/27/2023	12/27/2028	796	$796	$796	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.17%	12/27/2023	12/27/2028	1,944	778	778	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.16%	11/20/2024	11/20/2030	6,338	5,702	6,166	0.2%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.16%	11/20/2024	11/20/2030	19,396	17,456	18,871	0.7%
The Gersh Agency, LLC	(11)	SF	6.25%	9.91%	12/13/2024	11/20/2030	6,353	6,262	6,175	0.2%
The Gersh Agency, LLC	(11)	SF	6.25%	9.91%	12/13/2024	11/20/2030	13,449	13,256	13,072	0.5%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.91%	11/20/2024	11/20/2030	12,270	2,761	2,683	0.1%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.17%	11/20/2024	11/20/2030	2,888	1,629	1,686	0.1%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	9.97%	11/20/2024	11/20/2030	5,059	3,243	3,152	0.1%
Ultra Clean Holdco LLC	(10)(11)	SF	5.25%	8.91%	7/16/2024	7/1/2030	20,632	20,353	20,498	0.7%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	7/16/2024	7/1/2030	7,451	3,701	3,677	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.25%	8.91%	7/16/2024	7/1/2030	3,000	—	—	0.0%
Vanterra Holdings, LLC	(6)	SF	4.25%	7.92%	8/8/2025	8/8/2031	10,500	10,403	10,482	0.4%
Vanterra Holdings, LLC	(6)(8)	SF	4.25%	7.92%	8/8/2025	8/8/2031	21,000	21,000	20,963	0.7%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	7.96%	8/8/2025	8/8/2031	21,000	10,080	10,062	0.4%
Vanterra Holdings, LLC (Revolver)	(19)	SF	4.25%	7.96%	8/8/2025	8/8/2031	6,300	—	—	0.0%
							410,201	346,220	345,794	12.4%
Telecommunications
American Broadband and Telecommunications Company LLC	(6)(21)(28)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	2,710	2,710	1,146	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)(21)(28)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	1,000	258	109	0.0%
AppLogic Networks OpCo I LLC	(21)	SF	6.00%	4.67% Cash/ 5.00% PIK	3/3/2025	3/3/2030	376	356	338	0.0%
Archtop Fiber Intermediate LLC		SF	6.25%	9.92%	4/1/2025	4/1/2030	21,993	21,622	21,992	0.8%
Archtop Fiber Intermediate LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.92%	4/1/2025	4/1/2030	33,722	14,662	14,662	0.5%
MB Purchaser, LLC	(8)(10)	SF	4.75%	8.40%	1/3/2024	1/3/2030	14,700	14,500	14,590	0.5%
MB Purchaser, LLC	(8)	SF	4.75%	8.40%	1/3/2024	1/3/2030	12,340	12,340	12,247	0.4%
MB Purchaser, LLC	(8)	SF	4.75%	8.40%	10/28/2025	1/3/2030	5,488	5,438	5,446	0.2%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.40%	10/28/2025	1/3/2030	3,213	—	—	0.0%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.40%	1/3/2024	1/3/2030	3,785	—	—	0.0%
Patagonia Holdco LLC	(8)(12)	SF	5.75%	9.41%	8/5/2022	8/1/2029	14,475	12,928	10,355	0.4%
							113,802	84,814	80,885	2.9%
Transportation: Cargo
Dusk Acquisition II Corporation	(8)(10)	SF	6.00%	9.70%	7/12/2024	7/12/2029	7,803	7,694	7,881	0.3%
Dusk Acquisition II Corporation	(8)	SF	6.00%	9.70%	11/29/2024	7/12/2029	10,492	10,336	10,597	0.4%
Epika Fleet Services, Inc.	(8)(11)(27)	SF	5.00%	8.70%	5/20/2025	4/17/2031	49,931	49,383	49,932	1.8%
Epika Fleet Services, Inc.	(10)	SF	5.00%	8.67%	6/5/2025	4/17/2031	13,217	13,142	13,217	0.5%
Epika Fleet Services, Inc.	(11)(27)	SF	5.00%	8.70%	4/17/2025	4/17/2031	17,998	17,998	17,998	0.6%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	5.00%	8.70%	4/17/2025	4/17/2031	9,936	—	—	0.0%
Fiasco Enterprises, LLC	(11)	SF	6.61%	10.28%	5/6/2022	5/6/2027	6,755	6,723	6,711	0.2%
Fiasco Enterprises, LLC	(6)(11)	SF	6.61%	10.28%	12/15/2022	5/6/2027	8,148	8,074	8,095	0.3%
Fiasco Enterprises, LLC	(8)	SF	6.61%	10.28%	10/29/2025	5/6/2027	35,323	34,808	35,094	1.3%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.61%	10.28%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Randys Holdings, Inc.	(6)(7)(9)	SF	5.00%	8.67%	11/1/2022	11/1/2029	16,491	16,256	16,491	0.6%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.67%	11/1/2022	11/1/2029	5,628	5,432	5,432	0.2%
Randys Holdings, Inc. (Revolver)	(19)	SF	5.00%	8.67%	11/1/2022	11/1/2029	2,273	114	114	0.0%
							185,745	169,960	171,562	6.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Consumer
Honk Technologies, Inc.	(8)	SF	5.00%	8.67%	3/19/2026	3/3/2031	4,000	$3,940	$3,940	0.1%
Honk Technologies, Inc. (Revolver)	(19)	SF	5.00%	8.67%	3/3/2026	3/3/2031	500	—	—	0.0%
							4,500	3,940	3,940	0.1%
Wholesale
IF & P Holdings Company, LLC	(6)	SF	5.63%	9.32%	10/6/2022	10/3/2028	23,091	22,810	22,778	0.8%
IF & P Holdings Company, LLC	(6)	SF	6.00%	9.70%	5/25/2023	10/3/2028	6,483	6,362	6,448	0.2%
IF & P Holdings Company, LLC		SF	5.25%	8.95%	7/30/2024	10/3/2028	1,093	1,082	1,068	0.1%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.63%	9.32%	10/6/2022	10/3/2028	5,296	4,943	4,876	0.2%
Palmdale Oil Company LLC	(8)	SF	4.75%	8.45%	12/18/2025	12/12/2031	5,641	5,621	5,672	0.2%
Palmdale Oil Company LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.45%	12/18/2025	12/12/2031	4,348	—	—	0.0%
							45,952	40,818	40,842	1.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							6,048,034	4,982,984	4,957,493	178.1%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	15.67%	11/3/2023	11/3/2026	1,000	1,000	995	0.0%
							1,000	1,000	995	0.0%
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.07%	5/25/2022	5/25/2028	15,000	14,867	14,925	0.5%
ASG II, LLC	(6)	SF	6.40%	10.07%	5/25/2022	5/25/2028	2,250	2,250	2,239	0.1%
							17,250	17,117	17,164	0.6%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							18,250	18,117	18,159	0.6%
Junior Secured Loans
Aerospace & Defense
API Holdings III Corp.		SF	7.00%	4.70% Cash/ 6.00% PIK	11/3/2023	5/9/2027	—	4	—	0.0%
							—	4	—	0.0%
Automotive
First Brands Group, LLC	(21)	P	6.00%	12.75% PIK	10/2/2025	6/29/2026	11,749	10,547	40	0.0%
First Brands Group, LLC	(21)	SF	7.00%	10.67% PIK	10/2/2025	6/29/2026	34,751	28,495	125	0.0%
First Brands Group, LLC	(21)	SF	10.61%	14.28% PIK	12/11/2023	12/29/2028	14,436	13,903	43	0.0%
							60,936	52,945	208	0.0%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	10.10% PIK	3/31/2025	8/11/2027	1,823	1,823	1,608	0.1%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	10.25% PIK	10/30/2024	8/11/2027	4,958	4,962	—	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	n/a	3/31/2025	8/11/2027	86	84	—	0.0%
Adept AG Holdings, LLC	(21)	SF	6.15%	9.85% PIK	3/31/2025	8/11/2027	1,484	1,473	1,306	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	10.00% PIK	10/30/2024	8/11/2027	4,038	4,013	—	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	n/a	3/31/2025	8/11/2027	68	68	—	0.0%
							12,457	12,423	2,914	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	9.50%	13.17%	7/17/2024	2/9/2028	20,500	$6,643	$6,710	0.2%
601 Lafayette Mezz LLC	(12)	SF	9.50%	13.17%	7/17/2024	2/9/2028	20,500	20,500	20,705	0.7%
Jesse Studio Mezz, LLC (Delayed Draw)	(12)(19)(20)	SF	12.96%	16.63%	6/7/2024	6/7/2027	41,930	40,435	41,310	1.5%
Sundy Village West Mezz Borrower, LLC	(12)	SF	10.25%	13.92%	12/21/2023	1/15/2027	37,349	37,349	37,900	1.4%
Sundy Village West Mezz Borrower, LLC	(12)	SF	11.50%	15.17% PIK	12/21/2023	1/15/2027	15,188	15,188	15,435	0.6%
							135,467	120,115	122,060	4.4%
Consumer Goods: Durable
Ivanti Software, Inc.		SF	4.75%	8.41%	5/13/2025	6/1/2029	—	—	—	0.0%
							—	—	—	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.26%	13.93% PIK	6/18/2024	6/18/2029	1,763	1,739	1,544	0.1%
							1,763	1,739	1,544	0.1%
Containers, Packaging & Glass
Royal Capital Holdings, LLC		SF	5.50%	9.18%	1/12/2026	4/13/2026	14,290	14,248	14,290	0.5%
							14,290	14,248	14,290	0.5%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	7.76%	11.44%	4/26/2019	3/12/2029	1,887	1,600	841	0.0%
Avison Young (USA) Inc.	(12)(21)(36)	SF	7.76%	11.39%	4/26/2019	3/12/2029	644	549	154	0.0%
KT Naples UB LLC	(12)	SF	12.00%	17.00%	4/8/2024	4/8/2026	9,865	9,865	9,957	0.4%
Maltese Diplomat Owner 100 LLC (Delayed Draw)	(12)(19)(20)	SF	10.97%	14.72%	3/11/2025	4/9/2028	50,000	49,975	50,025	1.8%
RC & CY New Orleans Sole Member, LLC	(12)	SF	9.00%	12.67%	3/20/2025	4/10/2028	30,000	29,790	30,060	1.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	10/28/2025	10/1/2026	950	950	950	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,828	1,828	1,828	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	537	537	537	0.0%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	11,858	11,858	11,858	0.4%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	2,051	2,051	2,051	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	3,681	3,681	3,681	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	2,523	2,523	2,523	0.1%
							115,824	115,207	114,465	4.1%
High Tech Industries
Angel Lux Bidco S.A.R.L.	(6)(9)(12)(38)(44)	SF	5.25%	8.92%	3/25/2026	2/26/2033	25,000	24,758	24,750	0.9%
Angel Lux Bidco S.A.R.L. (Delayed Draw)	(12)(19)(20)(38)	SF	5.25%	8.92%	2/26/2026	2/26/2033	2,710	—	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	988	968	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	8/29/2023	7/2/2029	430	401	524	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	7/14/2023	7/2/2029	440	401	536	0.0%
							29,568	26,528	25,810	0.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	477	$477	$—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	150	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	57	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	92	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	7/31/2023	1/31/2028	503	503	8	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	7/31/2023	1/31/2028	152	152	2	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	9/8/2023	1/31/2028	265	265	4	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	7/31/2023	1/31/2028	396	396	—	0.0%
							2,092	2,092	14	0.0%
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	(6)	SF	5.76%	9.41%	7/15/2024	10/15/2028	3,583	3,606	1,881	0.1%
Streamland Media MidCo LLC	(21)	SF	5.76%	9.46%	6/30/2025	3/30/2029	916	909	892	0.0%
Streamland Media MidCo LLC	(21)	SF	6.76%	10.46%	6/30/2025	3/30/2029	881	874	494	0.0%
Streamland Media MidCo LLC (Revolver)	(21)	SF	5.76%	9.46%	4/11/2025	3/30/2029	132	132	129	0.0%
							5,512	5,521	3,396	0.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							377,909	350,822	284,701	10.2%

Equity Securities (14)(15)(16)
Aerospace & Defense
Air Transport Components Acquisition, LLC (608,696 Class A common units)		—	—	—	7/15/2025	—	—	609	637	0.0%
								609	637	0.0%
Automotive
Lifted Trucks Holdings, LLC (158,730 Class A shares)	(17)	—	—	—	8/2/2021	—	—	159	293	0.0%
								159	293	0.0%
Banking
MV Receivables II, LLC (1,822 shares of common stock)	(12)(17)	—	—	—	7/29/2021	—	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.0% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Caputo Cheese Interco Corp. (2,777,778 Class A units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	2,778	2,702	0.1%
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	—	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	—	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	—	—	8	—	0.0%
								2,967	2,702	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	—	—	$650	$—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	—	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	—	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	—	—	—	—	0.0%
Tavoron Buyer Corp. (2,609,734 units)		—	—	—	1/22/2025	—	—	2,610	2,635	0.1%
								3,373	2,635	0.1%
Construction & Building
FR Panther Intermediate, LLC (133,333 Class A-1 units)	(45)	—	—	—	1/23/2026	—	—	1,333	1,333	0.1%
Harlem Acquisition, LLC (6,095,244 Class A units)		—	—	—	11/7/2024	—	—	6,095	6,585	0.2%
MEI Buyer LLC (2,275 units)		—	—	—	6/29/2023	—	—	2,276	7,688	0.3%
Mooring Primary, LLC (2,574 preferred units)		—	—	—	4/1/2025	—	—	2,574	2,574	0.1%
Mooring Primary, LLC (2,576 common units)		—	—	—	4/1/2025	—	—	3	206	0.0%
Premier Roofing L.L.C. (20 Class A preferred units)		—	—	—	3/25/2026	—	—	198	198	0.0%
Premier Roofing L.L.C. (198 Class B common units)		—	—	—	3/25/2026	—	—	2,465	1	0.0%
								14,944	18,585	0.7%
Consumer Goods: Durable
Independence Buyer, Inc. (169 Class A units)		—	—	—	8/3/2021	—	—	169	—	0.0%
Independence Buyer, Inc. (872 Class B units)		—	—	—	9/5/2025	—	—	—	—	0.0%
								169	—	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (1,980,796 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (31,764 shares of common stock)		—	—	—	6/18/2024	—	—	3,011	—	0.0%
								3,011	—	0.0%
Containers, Packaging & Glass
Key Container Borrower, LLC (555,556 units)	(46)	—	—	—	2/17/2026	—	—	556	556	0.0%
								556	556	0.0%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(29)	—	—	—	3/4/2024	—	—	132	191	0.0%
								132	191	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	67	51	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.1% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	36	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	—	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	—	—	—	493	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	—	—	892	752	0.1%
								1,599	1,972	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	—	—	$1,600	$1,540	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(12)(17)	—	—	—	12/24/2020	—	—	—	56	0.0%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)(30)	—	—	—	4/29/2022	—	—	883	1,119	0.0%
Tax Protection BuyCo, LLC (1,159 common units)	(17)	—	—	—	4/1/2025	—	—	1,159	1,127	0.0%
								3,642	3,842	0.1%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(36)	n/a	n/a	12.50% PIK	9/1/2022	—	—	2,037	—	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(36)	—	—	—	9/1/2022	—	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	—	—	420	278	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	—	—	1,667	—	0.0%
Residential Homes for Rent LLC (736,539 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	—	—	3,183	2,660	0.1%
Residential Homes for Rent LLC (warrant to purchase up to 1.6% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	—	890	0.0%
Witkoff/Monroe 700 JV LLC (2,992 preferred units)	(12)(17)	—	—	—	7/2/2021	—	—	3	6,623	0.3%
								8,544	10,451	0.4%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (725,806 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	—	—	726	586	0.0%
Bluesight, Inc. (528 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	528	528	0.0%
Bluesight, Inc. (282,635 Class B common units)		—	—	—	7/17/2023	—	—	—	251	0.0%
Caravel Autism Health, LLC (3,781 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	—	—	3,782	2,942	0.1%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	—	—	—	—	0.0%
Dorado Acquisition, Inc. (531,783 Class A-1 units)		—	—	—	6/30/2021	—	—	578	586	0.0%
Dorado Acquisition, Inc. (531,783 Class A-2 units)		—	—	—	6/30/2021	—	—	—	102	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	—	0.0%
Forest Buyer, LLC (906 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	—	—	387	411	0.0%
Forest Buyer, LLC (906 Class B units)	(17)	—	—	—	3/15/2024	—	—	—	704	0.0%
GBP CSTA Buyer LLC (1,454,566 Class A units)	(17)	—	—	—	11/18/2025	—	—	1,455	1,455	0.1%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	—	—	1,082	207	0.0%
NationsBenefits, LLC (369,827 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	—	—	2,498	5,289	0.2%
NationsBenefits, LLC (326,667 common units)	(17)	—	—	—	8/20/2021	—	—	468	2,754	0.1%
NBPT Acquisition LLC (4,421 preferred units)	(43)	—	—	—	3/3/2025	—	—	4,421	3,836	0.1%
NQ PE Project Colosseum Midco Inc. (1,364,614 common units)		—	—	—	10/4/2022	—	—	1,438	133	0.0%
Ossio, Inc. (30,279 warrant shares)		—	—	—	1/20/2026	1/21/2036	—	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Seran BioScience, LLC (27,565 common units)		—	—	—	7/30/2024	—	—	$267	$416	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	105	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	—	—	18,310	14,989	0.6%
Xpress Wellness, LLC (886 Series C units)		—	—	—	10/14/2025	—	—	760	1,140	0.1%
								36,700	36,434	1.3%
High Tech Industries
Arcserve Cayman Opco LP (157,895 Class A common units)		—	—	—	3/16/2021	—	—	10,982	1,906	0.1%
Arcserve Cayman Opco LP (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	3,551	0.1%
Arcserve Cayman GP LLC (157,895 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(33)	—	—	—	12/13/2024	—	—	4,177	4,315	0.2%
Cloud for Good, LLC (5,000,000 common units)		—	—	—	3/21/2025	—	—	5,000	4,650	0.2%
Douglas Holdings, Inc. (573,847 Class A common units)		—	—	—	8/27/2024	—	—	574	516	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)		—	—	—	9/1/2022	—	—	652	754	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	—	—	791	775	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	—	—	278	590	0.0%
Recorded Future, Inc. (40,243 Class A units)		—	—	—	7/3/2019	—	—	—	—	0.0%
Reorganized Mobileum AcquisitionCo, LLC (42,031 shares of common stock)		—	—	—	9/12/2024	—	—	1,877	504	0.0%
Sparq Holdings, Inc. (600,000 common units)		—	—	—	6/15/2023	—	—	600	—	0.0%
Sparq Holdings, Inc. (83,720 Series A preferred units)		—	—	—	9/19/2025	—	—	84	—	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	—	—	1,624	2,723	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	—	—	6,076	6,319	0.2%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	—	—	1,849	3,824	0.2%
								34,564	30,427	1.1%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(17)	—	—	—	12/31/2020	—	—	95	304	0.0%
								95	304	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	989	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	—	—	568	443	0.0%
Gas Media Holdings, LLC (4,790 shares of common stock)		—	—	—	4/17/2025	—	—	4,790	3,424	0.1%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	401	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	—	—	5	125	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	—	—	369	16	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Relevant Industrial, LLC (4,877,048 units)		—	—	—	5/16/2025	—	—	$4,877	$5,657	0.2%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	96	0.0%
Relevate Health Group, LLC (96 Class B common units)		—	—	—	11/20/2020	—	—	—	77	0.0%
Relevate Health Group, LLC (14 Class X common units)		—	—	—	11/14/2024	—	—	—	11	0.0%
Relevate Health Group, LLC (14 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	14	14	0.0%
SHOOK Research, LLC (1,483,871 Class A units)	(17)	—	—	—	7/31/2025	—	—	1,484	1,455	0.1%
Spherix Global Inc. (52 Class A-2 units)		—	—	—	6/10/2024	—	—	52	58	0.0%
Spherix Global Inc. (333 Class A units)		—	—	—	12/22/2021	—	—	333	13	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	115	0.0%
								13,455	12,894	0.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)		—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(17)	—	—	—	12/31/2021	—	—	189	149	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)	—	—	—	7/15/2024	—	—	1,525	242	0.0%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	—	—	1,205	—	0.0%
								2,919	391	0.0%
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	—	—	887	913	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	—	—	1,999	2,293	0.1%
ecMarket Inc. and Conexiom US Inc. (18,328 Class C preferred shares)	(12)(36)	—	—	—	5/12/2025	—	—	32	44	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 Class B preferred shares)	(12)(36)	—	—	—	9/21/2021	—	—	723	138	0.0%
Ecotrak, LLC (14,350,614 Series B Preferred Units)	(17)	—	—	—	4/9/2024	—	—	14,245	15,229	0.6%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	—	—	591	1,049	0.0%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	—	—	799	799	0.0%
Northeast Contracting Company, LLC (6,191,218 Class A-2 units)	(17)	—	—	—	8/16/2024	—	—	6,191	6,263	0.2%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	—	—	2,000	2,074	0.1%
Parkhub, Inc. (1,178,344 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,683	1,776	0.1%
Pursuit Buyer, LLC (5,800 Class A-1 units)		—	—	—	1/5/2026	—	—	580	580	0.0%
Rampart Exterior Services Buyer, Inc. (3,967 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	3,967	5,215	0.2%
SingleStore, Inc. ($9,359 equity commitment)		—	—	—	10/14/2025	—	9,359	9,359	9,265	0.3%
Skillsoft Corp. (1,308 Class A shares)	(12)(29)	—	—	—	6/11/2021	—	—	508	6	0.0%
								43,564	45,644	1.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(17)	—	—	—	11/15/2023	—	—	$—	$—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	—	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(17)	—	—	—	11/15/2023	—	—	169	1	0.0%
Express Wash Acquisition Company, LLC (41 Class A-1 preferred units)	(17)	—	—	—	4/10/2025	—	—	41	31	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(17)	—	—	—	1/4/2021	—	—	198	148	0.0%
IDIG Parent, LLC (20,049 Class X units)	(17)	—	—	—	6/23/2025	—	—	22	37	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment funded)	(17)(41)	—	—	—	3/21/2025	—	—	2,445	2,402	0.1%
Light Wave Dental Management, LLC (321,105 Class A units)	(17)	—	—	—	6/30/2023	—	—	3,225	2,970	0.1%
								6,135	5,589	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	—	0.0%
AppLogic Networks OpCo I LLC (28,198 common units)	(6)	—	—	—	3/3/2025	—	—	893	67	0.0%
AppLogic Networks OpCo I LLC (23,212 Class A units)	(6)	—	—	—	6/28/2024	—	—	—	—	0.0%
								977	67	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (2,642,563 common units)		—	—	—	3/13/2026	—	—	4,017	4,018	0.1%
								4,017	4,018	0.1%
Transportation: Consumer
Honk Technologies, Inc. (2,162,162 Class A units)		—	—	—	3/3/2026	—	—	2,162	2,162	0.1%
								2,162	2,162	0.1%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	3,508	3,508	0.1%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	34,175	1.3%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	316	0.0%
								4,504	37,999	1.4%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	554	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	11	—	0.0%
								1,577	554	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								192,687	218,347	7.8%
Total Non-Controlled/Non-Affiliate Company Investments								$5,544,610	$5,478,700	196.7%
Non-Controlled Affiliate Company Investments (18)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(19)(20)(21)	SF	8.76%	12.47% PIK	6/21/2024	12/31/2027	1,463	$1,425	$1,714	0.1%
							1,463	1,425	1,714	0.1%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.		SF	5.50%	9.17%	9/22/2025	9/22/2030	6,833	6,710	6,833	0.3%
Engineered Metal Solutions, Inc. (Revolver)	(19)	SF	5.50%	9.17%	9/22/2025	9/22/2030	1,737	—	—	0.0%
Jumpstart Holdco, Inc. (Revolver)	(21)	SF	5.60%	9.27% PIK	7/16/2025	6/30/2029	728	715	755	0.0%
							9,298	7,425	7,588	0.3%
Environmental Industries
Baystate Sewage Disposal, LLC	(8)	SF	6.00%	9.67%	6/30/2025	12/31/2030	4,378	4,300	4,378	0.2%
Baystate Sewage Disposal, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.67%	6/30/2025	12/31/2030	1,264	126	126	0.0%
Baystate Sewage Disposal, LLC (Revolver)	(19)	SF	6.00%	9.67%	6/30/2025	12/31/2030	1,011	—	—	0.0%
							6,653	4,426	4,504	0.2%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.03%	4/25/2024	4/25/2029	10,120	9,982	10,064	0.4%
Summit Professional Education, LLC		SF	6.36%	10.03%	7/17/2025	4/25/2029	4,009	3,942	3,988	0.1%
Summit Professional Education, LLC (Delayed Draw)	(19)(20)	SF	6.36%	10.03%	7/17/2025	4/25/2029	7,357	—	—	0.0%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	10.03%	4/25/2024	4/25/2029	1,471	—	—	0.0%
Whistler Parent Holdings III, Inc.		SF	6.85%	10.52% PIK	5/28/2024	6/2/2028	3,283	3,283	3,283	0.1%
Whistler Parent Holdings III, Inc. (Revolver)	(19)	SF	6.85%	10.52% PIK	10/25/2024	6/2/2028	4,243	3,580	3,580	0.1%
							30,483	20,787	20,915	0.7%
High Tech Industries
ClearlyRated Capital, LLC		SF	6.50%	10.17%	4/21/2025	4/21/2030	1,425	1,400	1,425	0.1%
ClearlyRated Capital, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.17%	4/21/2025	4/21/2030	1,077	—	—	0.0%
							2,502	1,400	1,425	0.1%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.11%	9.78%	9/21/2022	9/21/2027	3,500	3,467	3,500	0.1%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.11%	9.78%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(7)	SF	7.86%	11.53%	10/6/2023	10/6/2028	12,219	11,917	12,219	0.4%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	11.53%	10/6/2023	10/6/2028	1,984	397	397	0.0%
							18,071	15,781	16,116	0.5%
Services: Consumer
YBR OZ ECE, LLC	(8)	SF	5.86%	9.53%	1/23/2025	1/23/2030	1,985	1,954	1,988	0.1%
YBR OZ ECE, LLC (Delayed Draw)	(19)(20)	SF	5.86%	9.53%	1/23/2025	1/23/2030	2,497	897	899	0.0%
YBR OZ ECE, LLC (Revolver)	(19)	SF	5.86%	9.53%	1/23/2025	1/23/2030	375	—	—	0.0%
							4,857	2,851	2,887	0.1%
Transportation: Cargo
FLEET Response, LLC	(21)	SF	5.15%	8.87% PIK	3/25/2026	3/25/2029	8,851	8,851	8,851	0.3%
FLEET Response, LLC (Revolver)	(19)(21)	SF	5.15%	8.87% PIK	3/25/2026	3/25/2029	1,897	379	379	0.0%
SheerTrans Solutions, LLC		SF	8.11%	11.78% PIK	7/29/2022	7/29/2028	5,859	5,826	5,858	0.2%
SheerTrans Solutions, LLC		SF	8.11%	11.78% PIK	2/15/2024	7/29/2028	1,673	1,654	1,673	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	11.78% PIK	7/29/2022	7/29/2028	1,506	—	—	0.0%
							19,786	16,710	16,761	0.6%
Total Non-Controlled/Affiliate Senior Secured Loans							93,113	70,805	71,910	2.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Junior Secured Loans
Automotive
BTR Opco LLC	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	1,829	$1,692	$167	0.0%
BTR Opco LLC	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	9,423	8,716	—	0.0%
							11,252	10,408	167	0.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (Delayed Draw)	(19)(20)(21)	SF	2.10%	5.77% PIK	12/23/2025	6/30/2029	8,225	3,279	4,977	0.2%
							8,225	3,279	4,977	0.2%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,832	0.2%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,387	4,387	4,815	0.2%
SFR Holdco 2, LLC	(12)	n/a	n/a	8.00%	10/24/2024	10/23/2029	5,119	5,119	4,888	0.2%
							15,356	15,356	15,535	0.6%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	10.52% PIK	10/25/2024	6/2/2028	29,340	29,155	14,729	0.5%
							29,340	29,155	14,729	0.5%
Total Non-Controlled/Affiliate Junior Secured Loans							64,173	58,198	35,408	1.3%

Equity Investments (15)(16)(18)
Aerospace & Defense
MC Aviation Limited (commitment to purchase up to 40.0% of the equity)		—	—	—	9/4/2025	—	—	22,809	24,651	0.9%
								22,809	24,651	0.9%
Automotive
BTR Opco LLC (622 Class A common units)		—	—	—	6/21/2024	—	—	639	—	0.0%
								639	—	0.0%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (7,413 Class A units)		—	—	—	9/22/2025	—	—	7,413	8,005	0.3%
Jumpstart Holdco, Inc. (188,000 Class A common units)		—	—	—	12/23/2025	—	—	23,636	—	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	—	—	1,567	—	0.0%
								32,616	8,005	0.3%
Environmental Industries
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)		n/a	n/a	8.00% PIK	6/30/2025	—	—	8,842	8,752	0.3%
								8,842	8,752	0.3%
FIRE: Finance
MC Voyager SPV II LLC ($20,797 of $45,000 equity commitment funded)	(12)(42)	—	—	—	3/28/2025	—	—	20,797	20,797	0.7%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	—	—	53,255	61,903	2.2%
Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment funded)	(12)(31)	—	—	—	6/13/2024	—	—	6,902	6,902	0.3%
								80,954	89,602	3.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	$3,900	$5,016	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)	—	—	—	3/1/2022	—	—	2,925	3,762	0.1%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)	—	—	—	10/24/2024	—	—	3,412	3,552	0.1%
								10,237	12,330	0.4%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (19,762 Class A units)	(17)	—	—	—	4/25/2024	—	—	19,761	18,126	0.7%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								19,761	18,126	0.7%
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	—	—	7,093	7,281	0.3%
								7,093	7,281	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	5,644	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	—	—	14,676	18,958	0.7%
								18,084	24,602	0.9%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	—	—	6,875	6,875	0.2%
								6,875	6,875	0.2%
Transportation: Cargo
FLEET Response, LLC (177,011 common units)		—	—	—	3/25/2026	—	—	16,054	3,670	0.0%
FLEET Response, LLC (177,011 preferred units)		—	—	—	3/25/2026	—	—	1,770	2,655	0.0%
FLEET Response, LLC (46,462 Series A preferred units)	(17)(21)	n/a	n/a	10.00% PIK	12/30/2024	—	—	—	—	0.0%
FLEET Response, LLC (838,077 common units)	(17)	—	—	—	1/12/2022	—	—	—	—	0.0%
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	(17)	—	—	—	2/15/2024	—	—	3,042	4,717	0.2%
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	(17)	—	—	—	7/11/2025	—	—	4,692	7,273	0.3%
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(17)	—	—	—	7/29/2022	—	—	9,192	—	0.0%
								34,750	18,315	0.7%
Total Non-Controlled/Affiliate Equity Investments								242,660	218,539	7.9%
Total Non-Controlled/Affiliate Company Investments								$371,663	$325,857	11.8%

TOTAL INVESTMENTS								$5,916,273	$5,804,557	208.5%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$220	AUD	335	Bannockburn Global Forex, LLC	4/2/2026	$(12)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	6/11/2026	(14)
Foreign currency forward contract	$190	AUD	291	Bannockburn Global Forex, LLC	7/3/2026	(11)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	9/11/2026	(14)
Foreign currency forward contract	$183	AUD	283	Bannockburn Global Forex, LLC	10/2/2026	(12)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/11/2026	(14)
Foreign currency forward contract	$176	AUD	273	Bannockburn Global Forex, LLC	1/5/2027	(13)
Foreign currency forward contract	$208	AUD	321	Bannockburn Global Forex, LLC	3/11/2027	(13)
Foreign currency forward contract	$168	AUD	262	Bannockburn Global Forex, LLC	4/5/2027	(13)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/11/2027	(13)
Foreign currency forward contract	$167	AUD	263	Bannockburn Global Forex, LLC	7/2/2027	(14)
Foreign currency forward contract	$213	AUD	328	Bannockburn Global Forex, LLC	9/13/2027	(14)
Foreign currency forward contract	$168	AUD	266	Bannockburn Global Forex, LLC	10/5/2027	(16)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/13/2027	(13)
Foreign currency forward contract	$167	AUD	266	Bannockburn Global Forex, LLC	1/5/2028	(17)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	3/13/2028	(14)
Foreign currency forward contract	$167	AUD	268	Bannockburn Global Forex, LLC	4/5/2028	(19)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/13/2028	(13)
Foreign currency forward contract	$19,945	AUD	32,268	Bannockburn Global Forex, LLC	7/5/2028	(2,320)
Foreign currency forward contract	$155	CAD	219	Bannockburn Global Forex, LLC	4/6/2026	(2)
Foreign currency forward contract	$217	CAD	298	Bannockburn Global Forex, LLC	7/3/2026	3
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	7/6/2026	(4)
Foreign currency forward contract	$317	CAD	443	Bannockburn Global Forex, LLC	10/5/2026	(1)
Foreign currency forward contract	$346	CAD	484	Bannockburn Global Forex, LLC	1/5/2027	(1)
Foreign currency forward contract	$339	CAD	474	Bannockburn Global Forex, LLC	4/5/2027	(2)
Foreign currency forward contract	$344	CAD	481	Bannockburn Global Forex, LLC	7/6/2027	(2)
Foreign currency forward contract	$8,831	CAD	12,777	Bannockburn Global Forex, LLC	8/16/2027	(350)
Foreign currency forward contract	$252	CAD	348	Bannockburn Global Forex, LLC	10/5/2027	1
Foreign currency forward contract	$253	CAD	351	Bannockburn Global Forex, LLC	1/4/2028	1
Foreign currency forward contract	$250	CAD	348	Bannockburn Global Forex, LLC	4/4/2028	1
Foreign currency forward contract	$250	CAD	347	Bannockburn Global Forex, LLC	7/5/2028	—
Foreign currency forward contract	$252	CAD	351	Bannockburn Global Forex, LLC	10/3/2028	—
Foreign currency forward contract	$11,206	CAD	15,629	Bannockburn Global Forex, LLC	1/3/2029	(25)
Foreign currency forward contract	$370	EUR	351	Bannockburn Global Forex, LLC	4/6/2026	(36)
Foreign currency forward contract	$49	EUR	43	Bannockburn Global Forex, LLC	5/8/2026	—
Foreign currency forward contract	$373	EUR	354	Bannockburn Global Forex, LLC	7/6/2026	(36)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	8/10/2026	—
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	(36)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	11/10/2026	—
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	(35)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	2/10/2027	—
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	(34)
Foreign currency forward contract	$56	EUR	49	Bannockburn Global Forex, LLC	5/10/2027	—
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	(34)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	8/10/2027	—
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	(34)
Foreign currency forward contract	$59	EUR	51	Bannockburn Global Forex, LLC	11/10/2027	—
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	(34)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$60	EUR	52	Bannockburn Global Forex, LLC	2/10/2028	$—
Foreign currency forward contract	$57	EUR	49	Bannockburn Global Forex, LLC	5/10/2028	—
Foreign currency forward contract	$2,906	EUR	2,500	Bannockburn Global Forex, LLC	8/10/2028	16
Foreign currency forward contract	$124	GBP	94	Bannockburn Global Forex, LLC	4/3/2026	—
Foreign currency forward contract	$317	GBP	246	Bannockburn Global Forex, LLC	4/7/2026	(8)
Foreign currency forward contract	$124	GBP	93	Bannockburn Global Forex, LLC	7/3/2026	—
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	(9)
Foreign currency forward contract	$124	GBP	94	Bannockburn Global Forex, LLC	10/5/2026	—
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(10)
Foreign currency forward contract	$137	GBP	104	Bannockburn Global Forex, LLC	1/5/2027	—
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(10)
Foreign currency forward contract	$133	GBP	101	Bannockburn Global Forex, LLC	4/5/2027	(1)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(10)
Foreign currency forward contract	$134	GBP	102	Bannockburn Global Forex, LLC	7/5/2027	(1)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(11)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	10/5/2027	(1)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	1/5/2028	(1)
Foreign currency forward contract	$133	GBP	102	Bannockburn Global Forex, LLC	4/5/2028	(1)
Foreign currency forward contract	$87	GBP	66	Bannockburn Global Forex, LLC	7/5/2028	(1)
Foreign currency forward contract	$5,581	GBP	4,274	Bannockburn Global Forex, LLC	10/4/2028	(71)
						$(3,348)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2026
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), Bank Bill Swap Rate ("BBSW" or "BB"), Sterling Overnight Index Average Rate ("SONIA" or "SN"), Canadian Overnight Repo Rate Average ("CORRA" or "CA"), or Euro Interbank Offered Rate ("Euribor" or "EU"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, BBSW, SONIA, CORRA, or EU, as applicable, and the current contractual interest rate in effect at March 31, 2026. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2026 represented 208.5% of the Company’s net assets or 94.2% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee (see Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,783,366 as of March 31, 2026.
(6)    All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(7)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company’s asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(8)    All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company’s senior secured credit facility (the “SPV II Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(9)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company’s asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(10)    All or a portion of this security was held in MC Income Plus Financing SPV III LLC (the “SPV III”) as collateral for the Company’s secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA (see Note 7 in the accompanying notes to the consolidated financial statements).
(11)    All or a portion of this security was held in MC Income Plus Financing SPV IV LLC (the “SPV IV”) as collateral for the Company’s secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(12)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets totaled 12.7% of the Company’s total assets.
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
March 31, 2026
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
(19)    All or a portion of this commitment was unfunded at March 31, 2026. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of March 31, 2026, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
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
(26)    The investment is subject to a servicing agreement whereby the Company earns a pooled effective yield of 14.7%.
(27)    All or a portion of this security was held in MC Income Plus Financing SPV V LLC (the "SPV V") as collateral for the Company's secured revolving credit facility (the "SPV V Credit Facility") with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(28)    This is a demand note with no stated maturity.
(29)    The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(30)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $257.
(31)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34,953 for a total commitment of $41,855.
(32)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(33)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(34)    Investment position or portion thereof unsettled as of March 31, 2026.
(35)    The headquarters of this portfolio company is located in Australia.
(36)    The headquarters of this portfolio company is located in Canada.
(37)    The headquarters of this portfolio company is located in Finland.
(38)    The headquarters of this portfolio company is located in Luxembourg.
(39)    Reserved.
(40)    The headquarters of this portfolio company is located in United Kingdom.
(41)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,091 for a total commitment of $3,536.
(42)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $24,203 for a total commitment of $45,000.
(43)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $884.
(44)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding III, LLC (the “2025 Issuer”) as collateral for the Company’s asset-backed securitization (the “2025 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
(45)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $889.
(46)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $556.
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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Steel City Wash, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.49%	2/5/2025	2/5/2030	3,158	$—	$—	0.0%
Steel City Wash, LLC (Revolver)	(19)	SF	5.50%	9.49%	2/5/2025	2/5/2030	1,579	337	335	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.22%	12/27/2023	12/27/2028	9,373	9,330	9,368	0.3%
The Black Tux, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.22%	12/27/2023	12/27/2028	1,900	796	796	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.22%	12/27/2023	12/27/2028	1,944	—	—	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.49%	11/20/2024	11/20/2030	6,460	5,712	6,176	0.2%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.49%	11/20/2024	11/20/2030	19,770	17,485	18,900	0.7%
The Gersh Agency, LLC	(11)	SF	6.25%	10.24%	12/13/2024	11/20/2030	6,369	6,273	6,082	0.2%
The Gersh Agency, LLC	(11)	SF	6.25%	10.24%	12/13/2024	11/20/2030	13,483	13,279	12,876	0.6%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.24%	11/20/2024	11/20/2030	12,270	—	—	0.0%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.49%	11/20/2024	11/20/2030	2,937	1,311	1,404	0.0%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	10.24%	11/20/2024	11/20/2030	5,059	3,372	3,220	0.1%
The Hertz Corporation	(12)	SF	3.61%	7.33%	6/21/2024	6/30/2028	8,200	8,085	6,908	0.2%
The Hertz Corporation	(12)	SF	3.61%	7.33%	6/21/2024	6/30/2028	1,618	1,595	1,363	0.0%
Ultra Clean Holdco LLC	(10)(11)	SF	5.00%	8.99%	7/16/2024	7/1/2030	20,685	20,387	20,551	0.7%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.99%	7/16/2024	7/1/2030	7,461	3,711	3,686	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.00%	8.99%	7/16/2024	7/1/2030	3,000	—	—	0.0%
Vanterra Holdings, LLC	(6)	SF	4.25%	8.09%	8/8/2025	8/8/2031	10,500	10,397	10,500	0.4%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.09%	8/8/2025	8/8/2031	21,000	—	—	0.0%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.09%	8/8/2025	8/8/2031	21,000	—	—	0.0%
Vanterra Holdings, LLC (Revolver)	(19)	SF	4.25%	8.09%	8/8/2025	8/8/2031	6,300	—	—	0.0%
							426,523	325,970	323,778	11.2%
Telecommunications
American Broadband and Telecommunications Company LLC	(6)(28)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	2,701	2,701	2,779	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)(28)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	1,000	257	265	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(21)	SF	6.00%	4.77% Cash/ 5.00% PIK	3/3/2025	3/3/2030	376	361	350	0.0%
Archtop Fiber Intermediate LLC		SF	6.25%	10.12%	4/1/2025	4/1/2030	21,993	21,597	21,992	0.8%
Archtop Fiber Intermediate LLC (Delayed Draw)	(19)(20)	SF	6.25%	10.03%	4/1/2025	4/1/2030	33,722	5,865	5,865	0.2%
DataOnline Corp.	(8)(27)	SF	5.35%	9.07%	5/30/2025	11/13/2026	8,587	8,506	8,587	0.3%
DataOnline Corp.	(7)(8)(9)(10)(11) (46)	SF	5.40%	9.24%	11/13/2019	11/13/2026	34,310	34,308	34,396	1.2%
DataOnline Corp. (Revolver)	(19)	SF	5.40%	9.09%	11/13/2019	11/13/2026	3,701	2,591	2,591	0.1%
EOS Finco S.A.R.L.	(8)(12)(21)(38)	SF	6.00%	9.72%	9/30/2025	10/6/2029	6,985	6,722	1,929	0.1%
MB Purchaser, LLC	(8)(10)	SF	4.75%	8.52%	1/3/2024	1/3/2030	14,738	14,522	14,627	0.5%
MB Purchaser, LLC		SF	4.75%	8.52%	1/3/2024	1/3/2030	12,371	12,371	12,278	0.4%
MB Purchaser, LLC	(8)	SF	4.75%	8.52%	10/28/2025	1/3/2030	5,501	5,448	5,460	0.2%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.52%	10/28/2025	1/3/2030	3,213	—	—	0.0%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.52%	1/3/2024	1/3/2030	3,785	—	—	0.0%
Patagonia Holdco LLC	(6)(12)	SF	5.75%	9.62%	8/5/2022	8/1/2029	14,513	12,865	10,821	0.4%
Radiate Holdco, LLC	(34)	SF	5.11%	7.33% Cash/ 1.50% PIK	7/31/2025	9/25/2029	13	13	10	0.0%
							167,509	128,127	121,950	4.3%
Transportation: Cargo
Dusk Acquisition II Corporation	(6)(10)	SF	6.00%	9.67%	7/12/2024	7/12/2029	7,823	7,704	7,901	0.3%
Dusk Acquisition II Corporation	(6)(8)	SF	6.00%	9.67%	11/29/2024	7/12/2029	10,518	10,349	10,624	0.4%

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Express Wash Acquisition Company, LLC (34,944 Class A common units)	(17)	—	—	—	11/15/2023	—	—	$—	$—	0.0%
Express Wash Acquisition Company, LLC (35 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	—	—	35	—	0.0%
Express Wash Acquisition Company, LLC (164,381 Class B common units)	(17)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (164 Class B preferred units)	(17)	—	—	—	11/15/2023	—	—	169	—	0.0%
Express Wash Acquisition Company, LLC (41 Class A-1 preferred units)	(17)	—	—	—	4/10/2025	—	—	41	—	0.0%
IDIG Parent, LLC (192,908 shares of common stock)	(17)	—	—	—	1/4/2021	—	—	198	164	0.0%
IDIG Parent, LLC (20,049 Class X units)	(17)	—	—	—	6/23/2025	—	—	20	36	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment funded)	(17)(43)	—	—	—	3/21/2025	—	—	2,445	2,109	0.1%
Light Wave Dental Management, LLC (314,621 Class A units)	(17)	—	—	—	6/30/2023	—	—	3,146	2,984	0.1%
								6,054	5,293	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	—	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (28,198 common units)	(6)	—	—	—	3/3/2025	—	—	893	88	0.0%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (23,212 Class A units)	(6)	—	—	—	6/28/2024	—	—	—	—	0.0%
								977	88	0.0%
Transportation: Cargo
FLEET Response, LLC (fka RS Acquisition, LLC) (838,077 common units)	(17)	—	—	—	1/12/2022	—	—	1,439	—	0.0%
FLEET Response, LLC (fka RS Acquisition, LLC) (46,462 Series A preferred units)	(17)(21)	n/a	n/a	10.00% PIK	12/30/2024	—	—	46	—	0.0%
								1,485	—	0.0%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	—	—	3,508	3,507	0.1%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	—	—	996	32,227	1.1%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	—	—	—	296	0.0%
								4,504	36,030	1.2%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	—	—	1,566	357	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	—	—	11	—	0.0%
								1,577	357	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								182,722	207,728	6.6%
Total Non-Controlled/Non-Affiliate Company Investments								$5,569,724	$5,511,585	194.7%

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
MC Voyager SPV II LLC ($20,522 of $45,000 equity commitment funded)	(12)(44)	—	—	—	3/28/2025	—	—	$20,522	$20,522	0.7%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	—	—	53,255	60,650	2.1%
Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment funded)	(12)(31)	—	—	—	6/13/2024	—	—	6,902	6,902	0.3%
								80,679	88,074	3.1%
FIRE: Real Estate
SFR Holdco, LLC (13.9% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	3,900	4,954	0.2%
SFR Holdco, LLC (10.5% of equity commitments)	(12)	—	—	—	3/1/2022	—	—	2,925	3,715	0.1%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)	—	—	—	10/24/2024	—	—	3,412	3,464	0.1%
								10,237	12,133	0.4%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (19,762 Class A units)	(17)	—	—	—	4/25/2024	—	—	19,761	18,138	0.6%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								19,761	18,138	0.6%
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	—	—	7,093	7,626	0.3%
								7,093	7,626	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	5,504	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	—	—	14,676	18,148	0.6%
								18,084	23,652	0.8%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	—	—	6,875	6,875	0.2%
								6,875	6,875	0.2%
Transportation: Cargo
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	(17)	—	—	—	2/15/2024	—	—	3,042	4,747	0.2%
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	(17)	—	—	—	7/11/2025	—	—	4,692	7,320	0.3%
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(17)	—	—	—	7/29/2022	—	—	9,192	—	0.0%
								16,926	12,067	0.5%
Total Non-Controlled/Affiliate Equity Investments								224,561	208,727	7.3%
Total Non-Controlled/Affiliate Company Investments								$343,639	$308,170	10.9%

TOTAL INVESTMENTS								$5,913,363	$5,819,755	205.6%

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
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee (see Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,830,579 as of December 31, 2025.
(6)    All or a portion of this security was held in MC Income Plus Financing SPV LLC (the “SPV”) as collateral for the Company’s secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(7)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (the “2022 Issuer”) as collateral for the Company’s asset-backed securitization (the “2022 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
(8)    All or a portion of this security was held in MC Income Plus Financing SPV II LLC (the “SPV II”) as collateral for the Company’s senior secured credit facility (the “SPV II Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(9)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”) as collateral for the Company’s asset-backed securitization (the “2023 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
(10)    All or a portion of this security was held in MC Income Plus Financing SPV III LLC (the “SPV III”) as collateral for the Company’s secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA (see Note 7 in the accompanying notes to the consolidated financial statements).
(11)    All or a portion of this security was held in MC Income Plus Financing SPV IV LLC (the “SPV IV”) as collateral for the Company’s secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
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
(26)    The investment is subject to a servicing agreement whereby the Company earns a pooled effective yield of 14.7%.
(27)    All or a portion of this security was held in MC Income Plus Financing SPV V LLC (the "SPV V") as collateral for the Company's secured revolving credit facility (the "SPV V Credit Facility") with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
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
(46)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding III, LLC (the “2025 Issuer”) as collateral for the Company’s asset-backed securitization (the “2025 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
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
On December 20, 2022, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV II LLC (“SPV II”), for purposes of entering into a senior secured term credit facility (the “SPV II Credit Facility”) with KeyBank National Association. See Note 7 for additional information on the SPV II Credit Facility.
On September 15, 2023, the Company created a wholly-owned subsidiary, Monroe Capital Income Plus ABS Funding II, LLC (the “2023 Issuer”), for purposes of completing an asset-backed securitization (the “2023 ABS”) and issuing secured notes through a private placement. See Note 7 for additional information on the 2023 ABS.
On January 24, 2024, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV III LLC (“SPV III”), for purposes of entering into a senior secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA. See Note 7 for additional information on the SPV III Credit Facility.
On May 31, 2024, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV IV LLC ("SPV IV"), for purposes of entering into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association. See Note 7 for additional information on the SPV IV Credit Facility.
On January 9, 2025, the Company created a wholly-owned subsidiary, MC Income Plus Financing SPV V LLC ("SPV V"), for purposes of entering into a senior secured revolving credit facility (the “SPV V Credit Facility”) with Capital One, National Association. See Note 7 for additional information on the SPV V Credit Facility.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Corporation, a Maryland corporation (“MRCC”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), the Company will acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Purchase”). Under the Asset Purchase Agreement, the Asset Purchase is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger, as defined in Note 6. See Note 6 and Note 14 for additional information on the Merger and the Asset Purchase.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to current period presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026, including the significant accounting policies described in Note 2 in the Company's consolidated financial statements included therein.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2026 and 2025, the Company received return of capital distributions from its equity investments of $182 and $251, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $54,141 and $58,606 as of March 31, 2026 and December 31, 2025, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2026 and 2025 totaled $3,494 and $13,541, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2026	2025
Interest income	$132,946	$103,899
PIK interest income	4,568	3,145
Dividend income (1)	3,911	481
Other income	2,576	455
Prepayment gain (loss)	1,038	1,324
Accretion of discounts and amortization of premiums	4,558	4,126
Total investment income	$149,597	$113,430
_________________________________________
(1)During the three months ended March 31, 2026 and 2025, dividend income includes PIK dividends of $558 and $429, respectively.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of March 31, 2026 and December 31, 2025, there were 20 and 17 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $79,008 and $67,693 at March 31, 2026 and December 31, 2025, respectively.
Distributions
Historically, distributions have been declared by the Board each calendar quarter. Beginning in October 2025, to the extent that the Company has taxable income available, and subject to approval by the Board, the Company intends to make monthly distributions to its stockholders. Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Company's Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Company's Board may deem relevant from time to time. As a result, the Company's distribution rates and payment frequency may vary from time to time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Shares issued under the DRIP were issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the most recent NAV per share as of the most recent effective date on which shares are issued to our investors in a closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances. See Note 10 for additional information on the Company’s distributions and Second Amended and Restated DRIP.
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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of March 31, 2026, the Company held cash denominated in foreign currencies of AUD 624 ($430 in U.S. Dollars), EUR 262 ($303 in U.S. Dollars) and GBP 286 ($378 in U.S. Dollars). As of December 31, 2025, the Company held cash denominated in foreign currency of AUD 1,229 ($820 in U.S. Dollars), EUR 728 ($855 in U.S. Dollars) and GBP 375 ($505 in U.S. Dollars).
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of March 31, 2026 and December 31, 2025, restricted cash and cash equivalents consisted of the following:

	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents:
SPV	$22,091	$19,465
SPV II	75,009	34,572
SPV III	13,947	9,746
SPV IV	17,470	13,552
SPV V	20,812	10,618
2022 Issuer	27,691	27,684
2023 Issuer	11,293	10,820
2025 Issuer	16,280	20,574
Total restricted cash and cash equivalents	$204,593	$147,031

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026 and December 31, 2025, the Company had unamortized debt issuance costs of $35,944 and $30,656, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three months ended March 31, 2026 and 2025 was $2,438 and $2,853, respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company's capital gain exceeds the Company's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2026 and 2025, the Company recorded a net expense on the consolidated statements of operations of $72 and $375, respectively, for U.S. federal excise tax. As of March 31, 2026 and December 31, 2025, the Company recorded an accrual for U.S. federal excise taxes of $73 and $290, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 and 2025, the Company recorded a net expense of ($45) and zero, respectively, on the consolidated statements of operations for these Subsidiaries. As of both March 31, 2026 and December 31, 2025, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2026. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026, except as disclosed in Note 14.
Recent Accounting Pronouncements
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Amortized Cost:
Senior secured loans	$5,053,789	85.4%	$5,109,431	86.4%
Unitranche secured loans	18,117	0.3	35,221	0.6
Junior secured loans	409,020	6.9	361,428	6.1
Equity investments	435,347	7.4	407,283	6.9
Total	$5,916,273	100.0%	$5,913,363	100.0%

	March 31, 2026		December 31, 2025
Fair Value:
Senior secured loans	$5,029,403	86.6%	$5,090,861	87.4%
Unitranche secured loans	18,159	0.3	35,414	0.6
Junior secured loans	320,109	5.6	277,025	4.8
Equity investments	436,886	7.5	416,455	7.2
Total	$5,804,557	100.0%	$5,819,755	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2026		December 31, 2025
Amortized Cost:
United States:
Midwest	$1,081,929	18.3%	$1,093,220	18.5%
Northeast	1,319,510	22.3	1,337,031	22.6
Northwest	75,666	1.3	106,019	1.8
Southeast	1,509,315	25.5	1,431,430	24.2
Southwest	610,811	10.4	602,184	10.2
West	1,071,815	18.2	1,075,499	18.3
International	247,227	4.0	267,980	4.4
Total	$5,916,273	100.0%	$5,913,363	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2026		December 31, 2025
Fair Value:
United States:
Midwest	$988,682	17.1%	$1,007,605	17.3%
Northeast	1,325,343	22.8	1,345,901	23.1
Northwest	75,927	1.3	108,809	1.9
Southeast	1,549,169	26.7	1,471,723	25.3
Southwest	587,555	10.1	578,702	9.9
West	1,031,465	17.8	1,044,597	18.0
International	246,416	4.2	262,418	4.5
Total	$5,804,557	100.0%	$5,819,755	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Amortized Cost:
Aerospace & Defense	$36,588	0.6%	$41,610	0.7%
Automotive	125,059	2.1	132,579	2.2
Banking	46,982	0.8	46,932	0.8
Beverage, Food & Tobacco	146,101	2.5	146,450	2.5
Capital Equipment	209,527	3.5	278,579	4.7
Chemicals, Plastics & Rubber	53,788	0.9	53,586	0.9
Construction & Building	290,699	4.9	275,448	4.7
Consumer Goods: Durable	83,341	1.4	87,104	1.5
Consumer Goods: Non-Durable	85,306	1.4	87,121	1.5
Containers, Packaging & Glass	90,878	1.5	57,824	1.0
Energy: Oil & Gas	132	0.0 *	132	0.0 *
Environmental Industries	103,406	1.8	101,103	1.7
FIRE: Finance	386,713	6.5	395,159	6.7
FIRE: Real Estate	169,276	2.9	170,649	2.9
Healthcare & Pharmaceuticals	864,498	14.6	831,390	14.1
High Tech Industries	772,689	13.1	765,255	12.9
Hotels, Gaming & Leisure	95	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	306,677	5.2	327,320	5.4
Media: Broadcasting & Subscription	3,448	0.1	3,448	0.1
Media: Diversified & Production	90,770	1.5	92,892	1.5
Retail	14,819	0.3	14,448	0.2
Services: Business	1,309,171	22.1	1,276,711	21.6
Services: Consumer	362,081	6.1	341,755	5.8
Telecommunications	85,791	1.5	129,104	2.2
Transportation: Cargo	225,437	3.8	211,690	3.6
Transportation: Consumer	6,102	0.1	—	—
Utilities: Electric	4,504	0.1	4,504	0.1
Wholesale	42,395	0.7	40,475	0.7
Total	$5,916,273	100.0%	$5,913,363	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$37,596	0.6%	$40,434	0.7%
Automotive	52,590	0.9	61,039	1.0
Banking	40,681	0.7	40,681	0.7
Beverage, Food & Tobacco	146,773	2.5	145,549	2.5
Capital Equipment	201,387	3.5	272,138	4.7
Chemicals, Plastics & Rubber	54,436	0.9	53,692	0.9
Construction & Building	298,568	5.1	282,687	4.9
Consumer Goods: Durable	45,212	0.8	54,861	0.9
Consumer Goods: Non-Durable	77,918	1.3	80,235	1.4
Containers, Packaging & Glass	90,346	1.6	57,516	1.0
Energy: Oil & Gas	191	0.0 *	133	0.0 *
Environmental Industries	102,477	1.8	100,594	1.7
FIRE: Finance	394,126	6.8	401,245	6.9
FIRE: Real Estate	171,319	3.0	173,367	3.0
Healthcare & Pharmaceuticals	851,618	14.7	822,082	14.1
High Tech Industries	767,067	13.2	768,219	13.2
Hotels, Gaming & Leisure	304	0.0 *	122	0.0 *
Media: Advertising, Printing & Publishing	301,268	5.2	324,332	5.6
Media: Broadcasting & Subscription	474	0.0 *	523	0.0 *
Media: Diversified & Production	85,965	1.5	88,577	1.5
Retail	14,976	0.3	14,624	0.3
Services: Business	1,331,015	22.9	1,299,308	22.3
Services: Consumer	361,145	6.2	338,841	5.8
Telecommunications	80,952	1.4	122,038	2.1
Transportation: Cargo	210,656	3.6	201,888	3.5
Transportation: Consumer	6,102	0.1	—	—
Utilities: Electric	37,999	0.7	36,030	0.6
Wholesale	41,396	0.7	39,000	0.7
Total	$5,804,557	100.0%	$5,819,755	100.0%
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
As of March 31, 2026, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements
March 31, 2026	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$5,029,403	$5,029,403
Unitranche secured loans	—	—	18,159	18,159
Junior secured loans	—	—	320,109	320,109
Equity investments	197	—	436,689	436,886
Total investments, at fair value	$197	$—	$5,804,360	$5,804,557
Foreign currency forward contracts asset (liability)	$—	$(3,348)	$—	$(3,348)

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$5,090,861	$5,090,861
Unitranche secured loans	—	—	35,414	35,414
Junior secured loans	—	—	277,025	277,025
Equity investments	145	—	416,310	416,455
Total investments, at fair value	$145	$—	$5,819,610	$5,819,755
Foreign currency forward contracts asset (liability)	$—	$(3,172)	$—	$(3,172)
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company's investment portfolio ranged from 5.50% to 17.75% at March 31, 2026 and 5.75% to 18.75% at December 31, 2025. The maturity dates on the loans outstanding at March 31, 2026 range between April 2026 and March 2033.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2025	$5,090,861	$35,414	$277,025	$416,310	$5,819,610
Net realized gain (loss) on investments	(11,514)	—	(265)	45	(11,734)
Net change in unrealized gain (loss) on investments	(5,820)	(151)	(4,506)	(7,683)	(18,160)
Purchases of investments and other adjustments to cost (1)	326,393	18	52,420	12,678	391,509
Proceeds from principal payments and sales of investments (2)	(353,487)	(17,122)	(4,565)	(1,691)	(376,865)
Reclassifications (3)	(17,030)	—	—	17,030	—
Balance as of March 31, 2026	$5,029,403	$18,159	$320,109	$436,689	$5,804,360

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2024	$3,491,117	$148,531	$177,677	$191,499	$4,008,824
Net realized gain (loss) on investments	142	—	—	(24)	118
Net change in unrealized gain (loss) on investments	(5,022)	(1,253)	(1,334)	4,571	(3,038)
Purchases of investments and other adjustments to cost (1)	605,995	343	79,552	40,053	725,943
Proceeds from principal payments and sales of investments (2)	(166,479)	(44,548)	(89)	(247)	(211,363)
Reclassifications (3)	(514)	—	(1,584)	2,098	—
Balance as of March 31, 2025	$3,925,239	$103,073	$254,222	$237,950	$4,520,484
_________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2026, attributable to Level 3 investments still held at March 31, 2026, was $(23,454). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2025, attributable to Level 3 investments still held at March 31, 2025, was $(1,819). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three months ended March 31, 2026 and 2025.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of March 31, 2026:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$3,422,849		Discounted cash flow	EBITDA multiples	11.2x	4.3x	35.6x
				Market yields	9.7%	7.6%	20.1%
Senior secured loans	1,237,165		Discounted cash flow	Revenue multiples	6.7x	1.0x	13.0x
				Market yields	9.3%	8.0%	22.5%
Senior secured loans	41,598		Enterprise value	Revenue multiples	2.6x	0.5x	5.8x
Senior secured loans	40,867		Enterprise value	EBITDA multiples	7.5x	4.8x	11.9x
Senior secured loans	4,452		Liquidation	Probability weighting of alternative outcomes	44.0%	44.0%	44.0%
Unitranche secured loans	17,164		Discounted cash flow	Revenue multiples	5.0x	5.0x	5.0x
				Market yields	13.8%	13.8%	13.8%
Unitranche secured loans	995		Discounted cash flow	Market yields	16.4%	16.4%	16.4%
Junior secured loans	252,087		Discounted cash flow	EBITDA multiples	8.0x	8.0x	8.0x
				Market yields	14.0%	12.4%	16.9%
Junior secured loans	24,750		Discounted cash flow	Revenue multiples	10.1x	10.1x	10.1x
				Market yields	8.9%	8.9%	8.9%
Junior secured loans	23,902		Enterprise value	EBITDA multiples	7.2x	4.3x	11.9x
Junior secured loans	16,286		Enterprise value	Revenue multiples	5.3x	1.0x	5.8x
Equity investments	352,127		Enterprise value	EBITDA multiples	10.7x	5.8x	17.0x
Equity investments	78,757		Enterprise value	Revenue multiples	4.1x	0.5x	9.8x
Equity investments	4,992		Option pricing model	Volatility	44.0%	24.0%	65.0%
Total Level 3 Assets	$5,517,991	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $286,369 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$307,720	$307,720	$627,266	$627,266
SPV Credit Facility	269,996	269,996	97,515	97,515
SPV II Credit Facility	685,760	685,760	568,316	568,316
SPV III Credit Facility	158,724	158,724	148,568	148,568
SPV IV Credit Facility	205,440	205,440	172,753	172,753
SPV V Credit Facility	196,083	196,083	123,361	123,361
2022 ABS	214,884	212,689	234,697	234,604
2023 ABS	207,481	210,202	207,239	210,271
2025 ABS	411,974	412,209	411,711	411,711
July 2028 Notes	41,524	42,037	41,476	42,096
November 2028 Notes	99,382	101,103	99,324	101,232
December 2028 Notes	99,382	101,151	99,324	101,279
July 2029 Notes	155,051	156,191	154,981	156,242
September 2029 Notes	47,708	47,704	47,686	47,699
July 2030 Notes	159,382	161,327	159,290	161,679
Total Debt	$3,260,491	$3,268,336	$3,193,507	$3,204,592
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	3,268,336	3,204,592
Total Debt	$3,268,336	$3,204,592

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2026 and 2025 were as follows:

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2026
Non-controlled affiliate company investment:
Baystate Sewage Disposal, LLC	$4,389	$—	$—	$(11)	$—	$5	$—	$(5)	$4,378
Baystate Sewage Disposal, LLC (Delayed Draw)	126	—	—	—	—	—	—	—	126
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	8,926	—	—	—	—	—	—	(174)	8,752
	13,441	—	—	(11)	—	5	—	(179)	13,256

BTR Opco LLC	395	—	—	—	—	—	—	(228)	167
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,478	—	190	—	—	—	—	46	1,714
BTR Opco LLC (622 Class A common units)	—	—	—	—	—	—	—	—	—
	1,873	—	190	—	—	—	—	(182)	1,881

ClearlyRated Capital, LLC	1,427	—	—	(4)	—	2	—	—	1,425
ClearlyRated Capital, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
ClearlyRated Capital, LLC (7,093,224 Class A units)	7,626	—	—	—	—	—	—	(345)	7,281
	9,053	—	—	(4)	—	2	—	(345)	8,706

Engineered Metal Solutions, Inc.	6,850	—	—	(17)	—	8	—	(8)	6,833
Engineered Metal Solutions, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
Engineered Metal Solutions, Inc. (7,413 Class A units)	7,633	—	—	—	—	—	—	372	8,005
	14,483	—	—	(17)	—	8	—	364	14,838

FLEET Response, LLC	—	8,851	—	—	—	—	—	—	8,851
FLEET Response, LLC (Revolver)	—	379	—	—	—	—	—	—	379
FLEET Response, LLC (177,011 common units)	—	16,054	—	—	—	—	—	(12,384)	3,670
FLEET Response, LLC (177,011 preferred units)	—	—	1,770	—	—	—	—	885	2,655
	—	25,284	1,770	—	—	—	—	(11,499)	15,555

Jumpstart Holdco, Inc. (Delayed Draw)	4,431	—	705	—	—	—	—	(159)	4,977
Jumpstart Holdco, Inc. (Revolver)	748	—	—	(14)	—	—	—	21	755
Jumpstart Holdco, Inc. (188,000 Class A common units)	—	—	—	—	—	—	—	—	—
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	—	—	—	—	—	—
	5,179	—	705	(14)	—	—	—	(138)	5,732

MC Aviation Limited (commitment to purchase up to 40.0% of the equity)	23,603	—	—	—	—	—	—	1,048	24,651
	23,603	—	—	—	—	—	—	1,048	24,651

MC Voyager SPV II LLC ($20,797 of $45,000 equity commitment funded)	20,522	—	275	—	—	—	—	—	20,797
	20,522	—	275	—	—	—	—	—	20,797

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2026

Nastel Technologies, LLC	$3,496	$—	$—	$—	$—	$4	$—	$—	$3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	5,504	—	—	—	—	—	—	140	5,644
	9,000	—	—	—	—	4	—	140	9,144

NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	60,650	—	—	—	—	—	—	1,253	61,903
	60,650	—	—	—	—	—	—	1,253	61,903

SFR Holdco, LLC	5,875	—	—	—	—	—	—	(43)	5,832
SFR Holdco, LLC	4,839	—	—	—	—	—	—	(24)	4,815
SFR Holdco, LLC (13.9% of equity commitments)	4,954	—	—	—	—	—	—	62	5,016
SFR Holdco, LLC (10.5% of equity commitments)	3,715	—	—	—	—	—	—	47	3,762
	19,383	—	—	—	—	—	—	42	19,425

SFR Holdco 2, LLC	4,937	—	—	—	—	—	—	(49)	4,888
SFR Holdco 2, LLC (24.4% of equity commitments)	3,464	—	—	—	—	—	—	88	3,552
	8,401	—	—	—	—	—	—	39	8,440

SheerTrans Solutions, LLC	5,687	—	—	—	171	8	—	(8)	5,858
SheerTrans Solutions, LLC	1,624	—	—	—	49	2	—	(2)	1,673
SheerTrans Solutions, LLC (Revolver)	763	—	439	(1,205)	3	—	—	—	—
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	4,747	—	—	—	—	—	—	(30)	4,717
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	7,320	—	—	—	—	—	—	(47)	7,273
SheerTrans Solutions, LLC (9,191,624 preferred interests)	—	—	—	—	—	—	—	—	—
	20,141	—	439	(1,205)	223	10	—	(87)	19,521

Summit Professional Education, LLC	9,994	—	—	(25)	—	13	—	82	10,064
Summit Professional Education, LLC	3,960	—	—	(10)	—	6	—	32	3,988
Summit Professional Education, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (19,762 Class A units)	18,138	—	—	—	—	—	—	(12)	18,126
	32,092	—	—	(35)	—	19	—	102	32,178

Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment funded)	6,902	—	—	—	—	—	—	—	6,902
	6,902	—	—	—	—	—	—	—	6,902

Whistler Parent Holdings III, Inc.	15,572	—	—	—	769	28	—	(1,640)	14,729
Whistler Parent Holdings III, Inc.	3,197	—	—	—	86	—	—	—	3,283
Whistler Parent Holdings III, Inc. (Revolver)	3,487	—	—	—	93	—	—	—	3,580
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	22,256	—	—	—	948	28	—	(1,640)	21,592

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2026
YBR OZ ECE, LLC	$1,994	$—	$—	$(5)	$—	$2	$—	$(3)	$1,988
YBR OZ ECE, LLC (Delayed Draw)	901	—	—	(2)	—	—	—	—	899
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	6,875	—	—	—	—	—	—	—	6,875
	9,770	—	—	(7)	—	2	—	(3)	9,762

Zodega Landscaping, LLC	12,281	—	—	(30)	—	30	—	(62)	12,219
Zodega Landscaping, LLC (Revolver)	992	—	—	(595)	—	—	—	—	397
Zodega Landscaping, LLC (146,757 preferred interests)	18,148	—	—	—	—	—	—	810	18,958
	31,421	—	—	(625)	—	30	—	748	31,574
Total non-controlled affiliate company investments	$308,170	$25,284	$3,379	$(1,918)	$1,171	$108	$—	$(10,337)	$325,857

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2025
Non-controlled affiliate company investment:
BTR Opco LLC	$1,177	$—	$—	$—	$—	$—	$—	$120	$1,297
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,131	—	—	—	—	—	—	38	1,169
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	—	—	—	—	—	—	—	—
	2,308	—	—	—	—	—	—	158	2,466

ClearlyRated Capital, LLC (5,500,000 Class A units)	5,500	—	—	—	—	—	—	—	5,500
	5,500	—	—	—	—	—	—	—	5,500

MC Voyager SPV II LLC ($7,490 of $45,000 equity commitment funded)	—	—	7,490	—	—	—	—	(150)	7,340
	—	—	7,490	—	—	—	—	(150)	7,340

Nastel Technologies, LLC	3,478	—	—	—	—	4	—	—	3,482
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,611	—	—	—	—	—	—	34	4,645
	8,089	—	—	—	—	4	—	34	8,127

SFR Holdco, LLC	5,593	—	—	—	—	—	—	125	5,718
SFR Holdco, LLC	4,631	—	—	—	—	—	—	110	4,741
SFR Holdco, LLC (13.9% of equity commitments)	4,797	—	—	—	—	—	—	122	4,919
SFR Holdco, LLC (10.5% of equity commitments)	3,597	—	—	—	—	—	—	92	3,689
	18,618	—	—	—	—	—	—	449	19,067

SFR Holdco 2, LLC (Delayed Draw)	2,267	—	1,425	—	—	—	—	48	3,740
SFR Holdco 2, LLC (24.4% of equity commitments)	1,510	—	950	—	—	—	—	32	2,492
	3,777	—	2,375	—	—	—	—	80	6,232

SheerTrans Solutions, LLC	5,261	—	—	(12)	53	7	—	(7)	5,302
SheerTrans Solutions, LLC	1,503	—	—	(4)	15	2	—	(2)	1,514
SheerTrans Solutions, LLC (Revolver)	998	—	—	—	11	—	—	—	1,009
SheerTrans Solutions, LLC (12,233,889 preferred interests)	11,989	—	—	—	—	—	—	245	12,234
	19,751	—	—	(16)	79	9	—	236	20,059

Summit Professional Education, LLC	10,244	—	—	(26)	—	12	—	94	10,324
Summit Professional Education, LLC (Revolver)	1,145	—	—	(1,145)	—	—	—	—	—
Summit Professional Education, LLC (18,781 Class A units)	16,676	—	2,105	—	—	—	—	—	18,781
	28,065	—	2,105	(1,171)	—	12	—	94	29,105

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at March 31, 2025
Triad Financial Services, Inc. ($4,803 of $41,855 equity commitment funded)	$4,803	$—	$—	$—	$—	$—	$—	$—	$4,803
	4,803	—	—	—	—	—	—	—	4,803

Whistler Parent Holdings III, Inc.	22,772	—	—	—	385	27	—	(1,618)	21,566
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,980	—	414	—	31	—	—	—	2,425
Whistler Parent Holdings III, Inc. (Revolver)	1,539	—	—	—	22	—	—	—	1,561
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	26,291	—	414	—	438	27	—	(1,618)	25,552

YBR OZ ECE, LLC	—	—	1,960	—	—	2	—	(2)	1,960
YBR OZ ECE, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	—	—	6,875	—	—	—	—	—	6,875
	—	—	8,835	—	—	2	—	(2)	8,835

Zodega Landscaping, LLC	12,431	—	—	(30)	—	27	—	2	12,430
Zodega Landscaping, LLC (Revolver)	992	—	—	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	15,130	—	—	—	—	—	—	494	15,624
	28,553	—	—	(30)	—	27	—	496	29,046
Total non-controlled affiliate company investments	$145,755	$—	$21,219	$(1,217)	$517	$81	$—	$(223)	$166,132
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31,
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
Baystate Sewage Disposal, LLC	$111	$—	$—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Delayed Draw)	5	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Revolver)	1	—	—	n/a	n/a	n/a
Baystate Sewage Disposal, LLC (Class A-1 preferred units)	—	174	—	n/a	n/a	n/a
	117	174	—	—	—	—

BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	—	—	—	—	—	—
BTR Opco LLC (Class A common units)	—	—	—	—	—	—
	—	—	—	—	—	—

ClearlyRated Capital, LLC	38	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Delayed Draw)	1	—	—	n/a	n/a	n/a
ClearlyRated Capital, LLC (Class A units)	—	—	—	—	—	—
	39	—	—	—	—	—

Engineered Metal Solutions, Inc.	165	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Revolver)	2	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	167	—	—	—	—	—

FLEET Response, LLC	—	—	—	n/a	n/a	n/a
FLEET Response, LLC (Revolver)	—	—	—	n/a	n/a	n/a
FLEET Response, LLC (Common units)	—	—	—	n/a	n/a	n/a
FLEET Response, LLC (Preferred units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Jumpstart Holdco, Inc. (Delayed Draw)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Revolver)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A common units)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

MC Aviation Limited (Equity Commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

MC Voyager SPV II LLC (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Nastel Technologies, LLC	90	—	—	100	—	—
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	90	—	—	100	—	—

NFS Intermediate HoldCo, LLC (Series B preferred units)	—	2,814	—	n/a	n/a	n/a
	—	2,814	—	—	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31,
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income

SFR Holdco, LLC	$146	$—	$—	$147	$—	$—
SFR Holdco, LLC	101	—	—	102	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	247	—	—	249	—	—

SFR Holdco 2, LLC (Delayed Draw)	107	—	—	55	—	—
SFR Holdco 2, LLC (LLC interest)	—	—	—	—	—
	107	—	—	55	—	—

SheerTrans Solutions, LLC	178	—	—	171	—	—
SheerTrans Solutions, LLC	50	—	—	48	—	—
SheerTrans Solutions, LLC (Revolver)	4	—	—	32	—	—
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
SheerTrans Solutions, LLC (Class A preferred interests)	—	—	—	—	—	—
SheerTrans Solutions, LLC (Class B preferred interests)	—	—	—	—	—	—
	232	—	—	251	—	—

Summit Professional Education, LLC	107	—	—	n/a	n/a	n/a
Summit Professional Education, LLC	268	—	—	286	—	—
Summit Professional Education, LLC (Delayed Draw)	9	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	2	—	—	14	—	—
Summit Professional Education, LLC (Class A units)	—	—	—	—	—	—
	386	—	—	300	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	776	—	—	767	—	—
Whistler Parent Holdings III, Inc.	85	—	—	60	—	—
Whistler Parent Holdings III, Inc. (Revolver)	94	—	—	44	—	—
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	—	—	—
	955	—	—	871	—	—

YBR OZ ECE, LLC	50	—	—	41	—	—
YBR OZ ECE, LLC (Delayed Draw)	23	—	—	2	—	—
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—
YBR OZ ECE, LLC (Class A units)	—	—	—	—	—	—
	73	—	—	43	—	—

Zodega Landscaping, LLC	384	—	—	405	—	—
Zodega Landscaping, LLC (Revolver)	26	—	—	31	—	—
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	410	—	—	436	—	—
Total non-controlled affiliate company investments	$2,823	$2,988	$—	$2,305	$—	$—

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
On January 22, 2026, MC Advisors agreed to voluntarily waive a portion of the management fees payable under the Amended Investment Advisory Agreement, as previously reduced by a fee waiver letter dated April 18, 2022 (the “2022 Fee Waiver Letter”). Specifically, MC Advisors has agreed to waive an amount of the base management fee that it may have been entitled to under the Amended Investment Advisory Agreement, as reduced pursuant to the 2022 Fee Waiver Letter, for the period beginning January 1, 2026 through December 31, 2026, such that the base management fee rate will equal 1.0%. Any such fees waived will not be subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive base management fees in the future.
Base management fees for the three months ended March 31, 2026 and 2025 were $18,942 and $14,076, respectively. MC Advisors elected to voluntarily waive $3,788 and zero of such base management fees for the three months ended March 31, 2026 and 2025, respectively.
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
The composition of the Company’s incentive fees for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
Part one incentive fees (1)	$9,613	$7,089
Part two incentive fees (2)	—	(803)
Total incentive fees	$9,613	$6,286
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

Under the Administration Agreement, the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three months ended March 31, 2026 and 2025 the Company incurred $4,476 and $2,640, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,548 and $962, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2026 and December 31, 2025, $1,803 and $1,384, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both March 31, 2026 and December 31, 2025, the Company had accounts payable to members of the Board of $37 and zero, respectively, representing accrued and unpaid fees for their services.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Asset Purchase Agreement: On August 7, 2025, the Company entered into the Asset Purchase Agreement with MRCC and MC Advisors, the investment adviser to the Company and MRCC. Pursuant to the Asset Purchase Agreement on the Closing Date (as defined in the Asset Purchase Agreement) the Company agreed to acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash.
Following the Closing Date, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions (the "Merger"). See Note 14 for discussion on the Asset Purchase and Merger.
The Asset Purchase Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. Consummation of the Asset Purchase was subject to certain closing conditions, including (1) requisite approvals of MRCC stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Purchase, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Asset Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the merger agreement between MRCC and HRZN (other than the condition precedent with respect to the Asset Purchase).
Both the Asset Purchase and Merger are structured to comply with the safe harbor provision of Rule 17a-8 of the 1940 Act. The boards of directors of both MRCC and the Company, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Asset Purchase Agreement and the transactions contemplated therein.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 184% and 188%, respectively.
The Company’s outstanding debt as of March 31, 2026 was as follows:

	March 31, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$314,751	$307,720	$7,031
SPV Credit Facility	575,000	275,000	269,996	5,004
SPV II Credit Facility	690,000	690,000	685,760	4,240
SPV III Credit Facility	200,000	160,000	158,724	1,276
SPV IV Credit Facility	400,000	210,200	205,440	4,760
SPV V Credit Facility	400,000	200,500	196,083	4,417
2022 ABS (5)	214,884	214,884	214,884	—
2023 ABS (6)	209,100	209,100	207,481	1,619
2025 ABS (7)	415,000	415,000	411,974	3,026
July 2028 Notes	42,000	42,000	41,524	476
November 2028 Notes	100,000	100,000	99,382	618
December 2028 Notes	100,000	100,000	99,382	618
July 2029 Notes	156,000	156,000	155,051	949
September 2029 Notes	48,000	48,000	47,708	292
July 2030 Notes	161,000	161,000	159,382	1,618
Total	$4,555,984	$3,296,435	$3,260,491	$35,944
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of March 31, 2026, the Company had unused availability across all borrowing facilities totaling $581,098.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of March 31, 2026, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $25,368 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of March 31, 2026, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of March 31, 2026, the 2025 Subordinated Notes (as defined below) totaling $85,000 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Company’s outstanding debt as of December 31, 2025 was as follows:

	December 31, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$634,666	$627,266	$7,400
SPV Credit Facility	450,000	100,000	97,515	2,485
SPV II Credit Facility	690,000	573,000	568,316	4,684
SPV III Credit Facility	200,000	150,000	148,568	1,432
SPV IV Credit Facility	350,000	175,200	172,753	2,447
SPV V Credit Facility	250,000	125,500	123,361	2,139
2022 ABS (5)	234,697	234,697	234,697	—
2023 ABS (6)	209,100	209,100	207,239	1,861
2025 ABS (7)	415,000	415,000	411,711	3,289
July 2028 Notes	42,000	42,000	41,476	524
November 2028 Notes	100,000	100,000	99,324	676
December 2028 Notes	100,000	100,000	99,324	676
July 2029 Notes	156,000	156,000	154,981	1,019
September 2029 Notes	48,000	48,000	47,686	314
July 2030 Notes	161,000	161,000	159,290	1,710
Total	4,250,797	3,224,163	3,193,507	30,656
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

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion and more recently through an amendment to $845,000 of aggregate commitments as of March 31, 2026.

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
As of March 31, 2026 and December 31, 2025, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $202,501 and $521,800, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40,000 ($27,601 in U.S. dollars) and AUD 40,000 ($26,694 in U.S. dollars), respectively, and Great Britain pounds of £40,000 ($52,909 in U.S. dollars) and £40,000 ($53,902 in U.S. dollars), respectively, and Euros of €27,472 ($31,740 in U.S. dollars) and €27,472 ($32,270 in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $605 and $(2,758) for the three months ended March 31, 2026 and 2025, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.8%, respectively.
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
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.
SPV Credit Facilities
SPV Credit Facility
The Company has a $575,000 SPV Credit Facility, as amended from time to time, with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. On February 10, 2026, the Company entered into an amendment to the SPV Credit Facility to, among other things, (i) increase the total facility amount from an aggregate amount of $450,000 to an aggregate amount of $575,000; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1,000,000; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.50% per annum; (iv) extend the reinvestment period to February 10, 2029; (v) extend the maturity date to February 10, 2031; and (vi) reduced the unused commitment fee to 0.35% per annum on any unused portion of the SPV Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $654,765 and $583,700, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
After the February 10, 2026 amendment, and during the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 1.90% to a maximum of 2.20%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 2.50%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% per annum on any unused portion of the SPV Credit Facility. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 6.3%, respectively.
Borrowings under the SPV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, the Company and SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility.
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature, which allowed the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, the Company entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690,000; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $979,870 and $918,299, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period, and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.9%, respectively.
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
Borrowings under the SPV II Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, the Company and SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. On March 7, 2025, the Company amended the SPV III Credit Facility to increase the facility amount to $200,000. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $353,007 and $266,769, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.7%, respectively.
Borrowings under the SPV III Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, the Company and SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
SPV IV Credit Facility
On July 11, 2024, the Company entered into the SPV IV Credit Facility with Capital One, National Association ("CONA") as administrative agent, as amended from time to time, through a special purpose wholly-owned subsidiary, SPV IV.
The SPV IV Credit Facility initially allowed the Company, through SPV IV, to borrow an aggregate principal amount of up to $350,000 and included an accordion feature which allowed the Company, under certain circumstances, to increase the total size of the facility to $450,000 upon request to the administrative agent and with consent of the lenders. On March 17, 2026, the Company entered into an amendment to the SPV IV Credit Facility to, among other things, (i) increase the total facility amount to up to $400,000; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $500,000; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.30% per annum; (iv) extend the end date of the reinvestment period from July 11, 2027 to March 17, 2029; (v) and extend the maturity date from July 11, 2029 to March 17, 2031.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Under the terms of the SPV IV Credit Facility, as amended from time to time, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through March 17, 2029. The SPV IV Credit Facility matures on March 17, 2031, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in SPV IV as collateral for the SPV IV Credit Facility was $445,962 and $399,458, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 5.9%, respectively.
Borrowings under the SPV IV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, the Company and SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.
SPV V Credit Facility
On February 21, 2025, the Company entered the SPV V Credit Facility with CONA as administrative agent, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility initially allowed the Company, through SPV V, to borrow an aggregate principal amount of up to $250,000 and included an accordion feature which allowed the Company, under certain circumstances, to increase the total size of the facility to $350,000 upon request to the administrative agent and with consent of the lenders. On March 17, 2026, the Company entered into an amendment to the SPV V Credit Facility to, among other things, (i) increase the total facility amount to up to $400,000; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $500,000; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.30% per annum; (iv) extend the end date of the reinvestment period from February 21, 2028 to March 17, 2029; (v) and extend the maturity date from February 21, 2030 to March 17, 2031.
Under the terms of the SPV V Credit Facility, as amended from time to time, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through March 17, 2029. The SPV V Credit Facility matures on March 17, 2031, unless terminated earlier at the Company's election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in SPV V as collateral for the SPV V Credit Facility was $385,672 and $301,767, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 5.8%, respectively.
Borrowings under the SPV V Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, the Company and SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both March 31, 2026 and December 31, 2025, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $286,256 and $312,260, respectively, and these investments are identified on the consolidated schedule of investments. As of both March 31, 2026 and December 31, 2025, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both March 31, 2026 and December 31, 2025, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of March 31, 2026 and December 31, 2025, the Company and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.

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
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both March 31, 2026 and December 31, 2025, the 2023 Subordinated Notes were eliminated in consolidation.
As of March 31, 2026 and December 31, 2025, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.0% and 6.2%, respectively. As of both March 31, 2026 and December 31, 2025, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both March 31, 2026 and December 31, 2025, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $250,980 and $252,049, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of March 31, 2026 and December 31, 2025, the Company and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
2025 Asset-Backed Securitization
On December 18, 2025, the Company completed a $500,000 asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary of the Company, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320,000 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55,000 of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40,000 of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85,000 of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). The Company retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of March 31, 2026 and December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.
As of both March 31, 2026 and December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of both March 31, 2026 and December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of both March 31, 2026 and December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.
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
As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2025 Issuer as collateral was $486,828 and $486,775, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to the Company are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of March 31, 2026 and December 31, 2025, the Company and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.
Unsecured Notes
The Company issued unsecured notes, as further described below: July 2028 Notes, November 2028 Notes, December 2028 Notes, July 2029 Notes, September 2029 Notes and July 2030 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2026 and December 31, 2025, the Company had $42,000 in aggregate principal amount of July 2028 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2026 and December 31, 2025, the Company had $100,000 in aggregate principal amount of November 2028 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2026 and December 31, 2025, the Company had $100,000 in aggregate principal amount of December 2028 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2026 and December 31, 2025, the Company had $156,000 in aggregate principal amount of July 2029 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%
September 2029 Notes
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2026 and December 31, 2025, the Company had $48,000 in aggregate principal amount of September 2029 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.

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
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both March 31, 2026 and December 31, 2025, the Company had $161,000 in aggregate principal amount of July 2030 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Interest expense - Revolving Credit Facility	$6,186	$7,596
Interest expense - SPV Credit Facility	3,155	3,915
Interest expense - SPV II Credit Facility	9,313	3,118
Interest expense - SPV III Credit Facility	2,308	1,563
Interest expense - SPV IV Credit Facility	2,898	4,743
Interest expense - SPV V Credit Facility	2,240	362
Interest expense - 2022 ABS	2,311	3,010
Interest expense - 2023 ABS	3,645	3,913
Interest expense - 2025 ABS	6,689	—
Interest expense - July 2028 Notes	651	—
Interest expense - November 2028 Notes	2,355	2,355
Interest expense - December 2028 Notes	2,355	2,355
Interest expense - July 2029 Notes	2,913	2,914
Interest expense - September 2029 Notes	896	896
Interest expense - July 2030 Notes	2,644	—
Amortization of debt issuance costs	2,438	2,853
Total interest and other debt financing expenses	$52,997	$39,593
Average debt outstanding	$3,194,128	$2,128,049
Average stated interest rate	6.4%	7.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both March 31, 2026 and 2025, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2026 and 2025.

	March 31, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	335	4/2/2026	$—	$(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	6/11/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	291	7/3/2026	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/11/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	283	10/2/2026	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/11/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	273	1/5/2027	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	321	3/11/2027	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	262	4/5/2027	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/11/2027	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	263	7/2/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/13/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	10/5/2027	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/13/2027	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	1/5/2028	—	(17)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/13/2028	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	268	4/5/2028	—	(19)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/13/2028	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	32,268	7/5/2028	—	(2,320)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	219	4/6/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	298	7/3/2026	—	3	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	139	7/6/2026	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	443	10/5/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	484	1/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	474	4/5/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	481	7/6/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,777	8/16/2027	—	(350)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	10/5/2027	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	1/4/2028	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	4/4/2028	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	347	7/5/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	10/3/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	15,629	1/3/2029	—	(25)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	351	4/6/2026	—	(36)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	43	5/8/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	7/6/2026	—	(36)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	8/10/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	—	(36)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	11/10/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	1/6/2027	—	(35)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	2/10/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	—	(34)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	—	(34)	Net unrealized loss on foreign currency forward contracts

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	EUR	50	8/10/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	—	(34)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	51	11/10/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	359	1/6/2028	—	(34)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	52	2/10/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	2,500	8/10/2028	—	16	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	94	4/3/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	246	4/7/2026	—	(8)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	93	7/3/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	—	(9)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	94	10/5/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(10)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	104	1/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(10)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	101	4/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(10)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	7/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	10/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	1/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	4/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	66	7/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	4,274	10/4/2028	—	(71)	Net unrealized loss on foreign currency forward contracts
				$—	$(3,348)

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
For the three months ended March 31, 2026 and 2025, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $(176) and $(747), respectively. For the three months ended March 31, 2026 and 2025, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(87) and $54, respectively.
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared and paid during the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Three months ended March 31, 2026
January 22, 2026	January 23, 2026	January 28, 2026	Regular	$0.075	$21,853
February 20, 2026	February 23, 2026	February 25, 2026	Regular	0.075	22,123
March 20, 2026	March 23, 2026	March 26, 2026	Regular	0.071	20,140
Total distributions declared				$0.221	$64,116

Three months ended March 31, 2025
January 9, 2025	January 15, 2025	March 31, 2025	Regular	$0.090	$17,883
January 9, 2025	February 14, 2025	March 31, 2025	Regular	0.090	17,883
January 9, 2025	March 14, 2025	March 31, 2025	Regular	0.090	17,884
Total distributions declared				$0.270	$53,650
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the Company’s distributions reinvested during the three months ended March 31, 2026 and 2025:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2026
January 28, 2026	$9.87	1,004,149	$9,911
February 25, 2026	$9.87	1,016,875	10,037
March 26, 2026	$9.80	918,699	9,003
Total distributions reinvested		2,939,723	$28,951

Payment Date (1)	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2025
March 31, 2025	$10.37	2,292,918	$23,777
Total distributions reinvested		2,292,918	$23,777
(1)The Company began monthly closings for its private offering in October 2025, and pursuant to the Second Amended and Restated DRIP, the Board intends to declare monthly distributions, and as a result, the 2025 period reflects the quarterly distributions declared at that time.
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
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of March 31, 2026, the total number of shares of all classes of capital stock that the Company has the authority to issue was 600,000,000 shares of common stock, par value $0.001 per share.
The following tables summarize the issuance of shares during the three months ended March 31, 2026 and 2025:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
Total		10,164,292	$100,120

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Date (1)	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2025
March 20, 2025	$10.37	36,340,819	$376,854
Total		36,340,819	$376,854
(1)The Company began monthly closings for its private offering in October 2025, and as a result, the 2025 period reflects the share issuances at that time.
During the three months ended March 31, 2026 and 2025, the Company also issued 2,939,723 and 2,292,918 shares, with an aggregate value of $28,951 and $23,777, respectively, under the DRIP as disclosed in Note 9.
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
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program during the three months ended March 31, 2026 and 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2026
February 27, 2026	$9.87	15,199,220	$150,016
Total		15,199,220	$150,016

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2025
March 28, 2025	$10.37	774,968	$8,037
Total		774,968	$8,037
Note 11. Commitments and Contingencies
Commitments: As of March 31, 2026 and December 31, 2025, the Company had $1,114,528 and $1,248,056, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of March 31, 2026.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The table below presents outstanding commitments to fund investments in current portfolio companies as of March 31, 2026 and December 31, 2025:

Portfolio Company	March 31, 2026	December 31, 2025
601 Lafayette Mezz LLC (Delayed Draw)	$13,857	$17,968
601 Lafayette Mezz LLC (Delayed Draw)	n/a	n/a
95 Percent Buyer, LLC (Revolver)	485	809
A360, Inc. (Delayed Draw)	3,993	3,993
A360, Inc. (Revolver)	2,115	2,115
Accelevation LLC (Delayed Draw)	1,869	1,869
Accelevation LLC (Revolver)	2,663	3,329
Acquia Inc. (Revolver)	n/a	n/a
Air Transport Components Acquisition, LLC (Delayed Draw)	4,200	4,200
Air Transport Components Acquisition, LLC (Revolver)	2,100	2,100
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	10,000	10,000
Aligned Exteriors Group Holdco, LLC (Revolver)	833	1,667
Alpine Pet OpCo, LLC (Delayed Draw)	11,000	11,000
Alpine Pet OpCo, LLC (Revolver)	8,800	8,800
Alta Pest Control, LLC (Delayed Draw)	3,560	3,760
Alta Pest Control, LLC (Revolver)	2,000	2,000
Ambient Enterprises Holdco, LLC (Delayed Draw)	n/a	n/a
Ambient Enterprises Holdco, LLC (Delayed Draw)	1,260	3,493
Ambient Enterprises Holdco, LLC (Delayed Draw)	4,311	4,311
Ambient Enterprises Holdco, LLC (Revolver)	1,642	1,642
American Broadband and Telecommunications Company LLC (Delayed Draw)	n/a	n/a
American Broadband and Telecommunications Company LLC (Revolver)	741	743
Angel Lux Bidco S.A.R.L. (Delayed Draw)	2,710	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	2,885
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	20,164
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	n/a
Animal Dermatology Group, Inc. (Revolver)	2,500	2,500
AppLogic Networks OpCo I LLC (Delayed Draw)	n/a	n/a
Appriss Health, LLC (Revolver)	433	433
Aptean, Inc. (Delayed Draw)	n/a	n/a
Aptean, Inc. (Revolver)	n/a	n/a
Aras Corporation (Revolver)	508	472
Arax Midco, LLC (Delayed Draw)	n/a	n/a
Arax Midco, LLC (Delayed Draw)	n/a	5,355
Arax Midco, LLC (Revolver)	n/a	1,112
Archtop Fiber Intermediate LLC (Delayed Draw)	19,060	27,857
Arcserve Cayman Opco LP (Delayed Draw)	1,029	1,029

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
ASG III, LLC (Delayed Draw)	11,944	11,944
ASG III, LLC (Revolver)	3,158	3,158
Assembly Buyer, LLC (Delayed Draw)	853	853
Assembly Buyer, LLC (Delayed Draw)	7,111	7,111
Assembly Buyer, LLC (Revolver)	2,667	2,667
Asset Reliability Bidco, Inc. (Delayed Draw)	7,454	7,454
Asset Reliability Bidco, Inc. (Revolver)	2,982	2,982
Attom Intermediate Holdco, LLC (Delayed Draw)	15,095	15,095
Attom Intermediate Holdco, LLC (Revolver)	3,972	3,972
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	7,139	7,139
Automated Industrial Robotics US HoldCo Inc. (Revolver)	4,444	4,444
Avalara, Inc. (Revolver)	n/a	n/a
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	n/a	n/a
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	852	4,970
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	4,693	4,693
Baystate Sewage Disposal, LLC (Delayed Draw)	1,138	1,138
Baystate Sewage Disposal, LLC (Revolver)	1,012	1,012
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	6,500	n/a
BCTO Bobsled Purchaser, Inc. (Revolver)	1,950	n/a
Beckway Acquisition, Inc. (Delayed Draw)	5,714	5,714
Beckway Acquisition, Inc. (Revolver)	1,429	1,429
Bench Walk Lead, LLC (Delayed Draw)	3,976	4,400
Bloomerang, LLC (Delayed Draw)	3,200	3,186
Bloomerang, LLC (Revolver)	3,200	1,600
BLP Buyer, Inc. (Revolver)	712	1,624
Bluesight, Inc. (Revolver)	5,217	5,217
Bonterra LLC (Revolver)	n/a	n/a
BTR Opco LLC (Delayed Draw)	3	193
BTRS Holdings Inc. (Revolver)	967	1,933
BTRS Holdings Inc. (Revolver)	n/a	n/a
Buck Design LLC (Delayed Draw)	4,314	4,314
Buck Design LLC (Revolver)	2,629	3,120
Calabrio, Inc. (Revolver)	n/a	n/a
Calienger Holdings, L.L.C. (Delayed Draw)	2,831	2,831
Calienger Holdings, L.L.C. (Revolver)	909	909
Caputo Cheese Interco Corp. (Revolver)	1,750	1,750
Caravel Autism Health, LLC (Delayed Draw)	6,639	6,639
Caravel Autism Health, LLC (Delayed Draw)	n/a	n/a
Caravel Autism Health, LLC (Revolver)	9,000	9,000
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Delayed Draw)	284	400
Catalyst Data Holdings, Inc. (Delayed Draw)	5,443	9,667

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Catalyst Data Holdings, Inc. (Equity Commitment)	835	835
Catalyst Data Holdings, Inc. (Revolver)	1,254	3,300
Cdata Software, Inc. (Delayed Draw)	3,616	3,616
Cdata Software, Inc. (Delayed Draw)	4,255	4,255
Cdata Software, Inc. (Revolver)	5,106	5,106
Chess.com, LLC (Revolver)	1,413	1,413
ClearCapital Holdings, LLC (Delayed Draw)	3,431	3,431
ClearCapital Holdings, LLC (Revolver)	1,620	1,620
ClearlyRated Capital, LLC (Delayed Draw)	1,077	1,077
Cloud for Good, LLC (Delayed Draw)	12,500	12,500
Cloud for Good, LLC (Revolver)	4,000	4,000
Clydesdale Holdings, LLC (Delayed Draw)	n/a	n/a
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cohere Beauty, Phoenix LLC (Revolver)	1,333	1,333
Cosmos Bidco, Inc. (Delayed Draw)	n/a	n/a
Cosmos Bidco, Inc. (Delayed Draw)	5,379	5,379
Cosmos Bidco, Inc. (Revolver)	4,275	5,625
Cpex Purchaser, LLC (Delayed Draw)	n/a	n/a
Cpex Purchaser, LLC (Delayed Draw)	709	n/a
Cpex Purchaser, LLC (Delayed Draw)	3,284	n/a
Cpex Purchaser, LLC (Delayed Draw)	108	1,574
Cpex Purchaser, LLC (Revolver)	n/a	1,742
DataOnline Corp. (Revolver)	n/a	1,110
Demakes Borrower, LLC (Delayed Draw)	n/a	n/a
Destination Media, Inc. (Revolver)	n/a	n/a
Dorado Acquisition, Inc. (Revolver)	1,670	1,670
Douglas Holdings, Inc. (Delayed Draw)	n/a	4,766
Douglas Holdings, Inc. (Delayed Draw)	n/a	n/a
Douglas Holdings, Inc. (Delayed Draw)	28	821
Douglas Holdings, Inc. (Revolver)	2,166	2,166
Drawbridge Partners, LLC (Delayed Draw)	396	396
Drawbridge Partners, LLC (Revolver)	2,609	2,609
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	1,303	n/a
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	270
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	n/a
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
Ecotrak, LLC (Delayed Draw)	268	268
Ecotrak, LLC (Revolver)	1,132	1,132
E-Discovery Acquireco, LLC (Revolver)	1,273	1,273
Edustaff, LLC (Revolver)	2,364	2,364
Einstein Parent, INC. (Revolver)	3,738	3,738
EMCO Holdco LLC (Delayed Draw)	8,440	8,440
EMCO Holdco LLC (Revolver)	11,037	11,037

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Engineered Metal Solutions, Inc. (Revolver)	1,737	1,737
Epika Fleet Services, Inc. (Delayed Draw)	n/a	n/a
Epika Fleet Services, Inc. (Delayed Draw)	n/a	n/a
Epika Fleet Services, Inc. (Delayed Draw)	n/a	6,899
Epika Fleet Services, Inc. (Revolver)	9,936	9,936
Epika Fleet Services, Inc. (Revolver)	n/a	n/a
EverService Midco, LLC (Revolver)	8,919	8,919
EverView AcquisitionCo, Inc. (Delayed Draw)	6,385	6,385
EverView AcquisitionCo, Inc. (Revolver)	4,789	4,789
Excel Testing and Engineering Holdings LLC (Delayed Draw)	3,800	5,000
Excel Testing and Engineering Holdings LLC (Revolver)	1,000	1,000
Excelligence Learning Corporation (Revolver)	1,148	2,860
Expedited Travel, LLC (Revolver)	n/a	n/a
Express Wash Acquisition Company, LLC (Revolver)	1,103	1,103
Express Wash Acquisition Company, LLC (Revolver)	n/a	n/a
FH BMX Buyer, Inc. (Delayed Draw)	n/a	n/a
FH BMX Buyer, Inc. (Delayed Draw)	n/a	2,059
FH BMX Buyer, Inc. (Delayed Draw)	4,267	6,933
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
FLEET Response, LLC (Revolver)	1,517	n/a
FLEET Response, LLC (Revolver)	n/a	379
Forest Buyer, LLC (Revolver)	n/a	n/a
Freedom U.S. Acquisition Corporation (Revolver)	5,100	5,100
FR Panther Intermediate, LLC (Delayed Draw)	3,333	n/a
FR Panther Intermediate, LLC (Revolver)	972	n/a
FR Panther Holdings, L.P. (Equity Commitment)	889	n/a
Fueled Digital Media, LLC (Revolver)	81	81
Gas Media Holdings, LLC (Delayed Draw)	12,214	12,214
Gas Media Holdings, LLC (Revolver)	5,037	4,772
GBP CSTA Buyer LLC (Revolver)	333	444
GC Champion Acquisition LLC (Delayed Draw)	3,430	3,430
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	1,971	3,291
Guardian Restoration Partners Buyer, LLC (Revolver)	820	520
Harlem Acquisition, LLC (Delayed Draw)	96	4,084
Harlem Acquisition, LLC (Delayed Draw)	6,095	n/a
Harlem Acquisition, LLC (Revolver)	4,571	5,181
Hart Halsey, LLC (Delayed Draw)	4,599	4,841
Hart Halsey, LLC (Delayed Draw)	7,500	7,500
Hart Halsey, LLC (Revolver)	1,050	750
Helping Hands Childrens Services Management, LLC (Delayed Draw)	2,909	4,600
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	2,300
Honk Technologies, Inc. (Revolver)	500	n/a
Hostaway Midco Oy (Delayed Draw)	5,000	5,000

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Hostaway Midco Oy (Revolver)	4,167	4,167
HS4 Acquisitionco, Inc. (Revolver)	n/a	n/a
Huckabee Acquisition, LLC (Delayed Draw)	n/a	6,522
Huckabee Acquisition, LLC (Revolver)	3,913	3,913
IF & P Holdings Company, LLC (Delayed Draw)	n/a	959
IF & P Holdings Company, LLC (Revolver)	353	1,015
IMMEC Buyer (Delayed Draw)	n/a	4,248
IMMEC Buyer (Revolver)	1,912	1,912
Independence Buyer, Inc. (Revolver)	239	241
Innovative Artists Entertainment, LLC (Revolver)	2,225	2,225
Innovative Artists Entertainment, LLC (Equity Commitment)	357	357
Innovative Artists Entertainment, LLC (Equity Commitment)	734	734
InsideRE, LLC (Delayed Draw)	385	385
InsideRE, LLC (Revolver)	418	675
Interstate BidCo, LLC (Delayed Draw)	n/a	n/a
Interstate BidCo, LLC (Delayed Draw)	12,397	12,397
Interstate BidCo, LLC (Revolver)	3,125	3,125
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	6,114	6,114
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	1,331	1,331
Izzio Artisan Bakery, LLC (Delayed Draw)	n/a	n/a
Izzio Artisan Bakery, LLC (Delayed Draw)	7,871	12,014
J2 BWA Funding III, LLC (Delayed Draw)	3,587	3,663
J2 BWA Funding III, LLC (Equity commitment)	257	565
J2 BWA Funding LLC (Revolver)	153	42
JDX Studio, LLC (Delayed Draw)	799	799
JDX Studio, LLC (Revolver)	2,398	2,398
Jesse Studio Mezz, LLC (Delayed Draw)	1,495	3,629
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	7,111
Jobnimbus Holdings, LLC (Revolver)	5,333	5,333
Jumpstart Holdco, Inc. (Delayed Draw)	4,947	5,652
Jumpstart Holdco, Inc. (Revolver)	n/a	n/a
K2 Services Venture LLC (Revolver)	7,976	7,976
Keel Platform, LLC (Delayed Draw)	n/a	n/a
Key Container Borrower, LLC (Delayed Draw)	1,905	n/a
Key Container Borrower, LLC (Revolver)	1,270	n/a
Key Container Borrower, LLC (Equity Commitment)	556	n/a
Kingsley Gate Partners, LLC (Revolver)	n/a	n/a
KL Moon Acquisition, LLC (Revolver)	217	379
KT Naples UB LLC (Delayed Draw)	n/a	n/a
Learn-It Systems, LLC (Delayed Draw)	12,528	12,528
Learn-It Systems, LLC (Delayed Draw)	2,733	2,733
Learn-It Systems, LLC (Revolver)	6,832	6,832
Lifted Trucks Holdings, LLC (Revolver)	1,667	1,984

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Light Wave Dental Management, LLC (Revolver)	380	380
Long Grove Pharmaceuticals, LLC (Delayed Draw)	14,000	14,000
LVF Holdings, Inc. (Revolver)	n/a	n/a
Madison Logic Holdings, Inc. (Revolver)	635	635
Maltese Diplomat Owner 100 LLC (Delayed Draw)	25	329
Matterhorn Finco, Inc. (Revolver)	667	n/a
Mammoth Holdings, LLC (Revolver)	2,727	2,059
MB Purchaser, LLC (Delayed Draw)	n/a	n/a
MB Purchaser, LLC (Delayed Draw)	3,213	3,213
MB Purchaser, LLC (Revolver)	3,785	3,785
MC Voyager SPV II LLC (Equity commitment)	24,203	24,478
MEI Buyer LLC (Delayed Draw)	6,710	6,710
MEI Buyer LLC (Revolver)	5,253	5,253
Milrose Consultants, LLC (Revolver)	1,154	1,154
Mindbody, Inc. (Revolver)	n/a	2,305
Mindbody, Inc. (Revolver)	n/a	n/a
Mission Critical Group, LLC (Delayed Draw)	1,356	1,356
Mission Critical Group, LLC (Revolver)	1,211	1,211
Mooring Primary, LLC (Delayed Draw)	6,333	6,333
Mooring Primary, LLC (Revolver)	6,333	6,333
Narrative Strategies Acquisition, LLC (Delayed Draw)	3,634	3,634
Narrative Strategies Acquisition, LLC (Revolver)	1,211	1,211
Nastel Technologies, LLC (Revolver)	368	368
Nasuni Corporation (Revolver)	3,125	3,125
NationsBenefits, LLC (Delayed Draw)	n/a	n/a
NationsBenefits, LLC (Delayed Draw)	7,219	15,102
NationsBenefits, LLC (Revolver)	n/a	n/a
NationsBenefits, LLC (Revolver)	n/a	n/a
NBPT Acquisition LLC (Delayed Draw)	7,087	7,410
NBPT Acquisition LLC (Revolver)	1,888	2,360
NBPT Acquisition LLC (Equity Commitment)	884	884
Nellson Nutraceutical, LLC (Delayed Draw)	1,953	1,953
Nellson Nutraceutical, LLC (Revolver)	3,281	3,984
NFM & J, L.P. (Delayed Draw)	n/a	n/a
NFM & J, L.P. (Revolver)	2,988	3,428
Niteo Products, LLC (Revolver)	4,578	4,578
Northeast Contracting Company, LLC (Revolver)	1,250	1,250
NQ PE Project Colosseum Midco Inc. (Revolver)	1,825	1,825
Off Hours Spirits, Inc. / Hour Barrel, LLC (Revolver)	n/a	n/a
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	2,648	2,648
OPOC Acquisition, LLC (Revolver)	1,204	1,204
Optomi, LLC (Revolver)	1,382	1,594

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Oranje Holdco, Inc. (Revolver)	n/a	n/a
Ossio, Inc. (Delayed Draw)	2,500	n/a
OWL Acquisition, LLC (Delayed Draw)	1,283	1,283
OWL Acquisition, LLC (Revolver)	2,748	3,403
PAI Middle Tier, LLC (Revolver)	3,389	3,227
Palmdale Oil Company LLC (Delayed Draw)	4,348	4,348
Palmdale Oil Company LLC (Delayed Draw)	n/a	1,304
Parkhub, Inc. (Delayed Draw)	2,586	171
Parkhub, Inc. (Delayed Draw)	385	392
Parkhub, Inc. (Delayed Draw)	4,781	7,878
Parkhub, Inc. (Revolver)	4,713	4,713
PC Pest Buyer, LLC (Delayed Draw)	7,058	9,466
PC Pest Buyer, LLC (Revolver)	8,400	8,400
Phia Purchaser, LLC (Delayed Draw)	2,041	2,041
Phia Purchaser, LLC (Revolver)	1,225	1,225
PNE Interco LLC (Delayed Draw)	884	884
PNE Interco LLC (Revolver)	4,719	5,899
PrecisionX Group, LLC (Delayed Draw)	n/a	n/a
PrecisionX Group, LLC (Revolver)	n/a	2,402
Premier Roofing L.L.C. (Revolver)	159	n/a
Premier Roofing L.L.C. (Revolver)	n/a	578
PRGX Global, Inc. (Revolver)	2,375	2,375
PRGX Global, Inc. (Revolver)	n/a	n/a
Project Accelerate Parent, LLC (Revolver)	3,125	3,125
Project Tahoe Acquisition Corporation (Revolver)	4,229	n/a
Protecht Group Holdings Pty Ltd (Delayed Draw)	5,520	5,338
Protecht Group Holdings Pty Ltd (Delayed Draw)	1,759	2,349
Protecht Group Holdings Pty Ltd (Revolver)	1,104	1,068
Protecht Group Holdings Pty Ltd (Revolver)	1,600	1,600
Prototek LLC (Revolver)	860	921
Pursuit Buyer, LLC (Delayed Draw)	1,276	n/a
Pursuit Buyer, LLC (Delayed Draw)	5,800	n/a
Pursuit Buyer, LLC (Revolver)	4,350	n/a
QF Holdings, Inc. (Revolver)	n/a	n/a
Quest Resource Management Group, LLC (Delayed Draw)	6,944	6,944
Rampart Exterior Services Buyer, Inc. (Delayed Draw)	n/a	n/a
Rampart Exterior Services Buyer, Inc. (Revolver)	2,679	2,679
Randys Holdings, Inc. (Delayed Draw)	196	1,048
Randys Holdings, Inc. (Revolver)	2,159	2,273
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
Recorded Future, Inc. (Class A units)	n/a	n/a
Recycled Plastics Industries, LLC (Revolver)	n/a	446
Relevant Industrial, LLC (Delayed Draw)	7,190	7,190

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Relevant Industrial, LLC (Delayed Draw)	3,804	3,804
Relevant Industrial, LLC (Revolver)	3,043	2,739
Relevate Health Group, LLC (Revolver)	789	789
Resin Solutions LLC (Delayed Draw)	2,241	2,241
Resin Solutions LLC (Revolver)	1,010	1,222
Rita's Franchise Company, LLC (Revolver)	1,403	1,799
Ro Health, LLC (Revolver)	907	747
Russell Investments US Institutional Holdco, Inc. (Revolver)	n/a	n/a
Russell Investments US Institutional Holdco, Inc. (Revolver)	2,568	2,568
Russell Investments US Institutional Holdco, Inc. (Revolver)	4,622	4,622
SCP Baked Goods Holdings, LLC (Delayed Draw)	3,750	3,750
SCP Baked Goods Holdings, LLC (Revolver)	1,250	1,250
SCP Eye Care Holdco, LLC (Delayed Draw)	n/a	1,710
SCP Eye Care Holdco, LLC (Revolver)	1,082	1,442
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	3,947
SDG Corporation (Delayed Draw)	2,727	2,727
SDG Corporation (Revolver)	2,046	2,046
SDG Mgmt Company, LLC (Delayed Draw)	n/a	n/a
SDG Mgmt Company, LLC (Delayed Draw)	3,487	5,845
SDG Mgmt Company, LLC (Delayed Draw)	n/a	n/a
SDG Mgmt Company, LLC (Delayed Draw)	n/a	n/a
SDG Mgmt Company, LLC (Revolver)	1,486	1,486
Second Avenue SFR Holdings II LLC (Revolver)	n/a	n/a
Securly, Inc. (Revolver)	n/a	646
Seran BioScience, LLC (Revolver)	356	356
SFR Holdco 2, LLC (Delayed Draw)	n/a	n/a
SFR Holdco 2, LLC (Equity commitment)	n/a	n/a
SheerTrans Solutions, LLC (Revolver)	1,505	740
SHOOK Research, LLC (Revolver)	2,875	2,875
Signiant Inc. (Delayed Draw)	n/a	n/a
Signiant Inc. (Revolver)	1,875	1,875
SingleStore, Inc. (Delayed Draw)	6,714	8,319
SingleStore, Inc. (Revolver)	8,488	8,488
SIP Care Services, LLC (Revolver)	46	380
Sparq Holdings, Inc. (Delayed Draw)	n/a	n/a
Sparq Holdings, Inc. (Revolver)	177	177
Spherix Global Inc. (Revolver)	n/a	250
Sports Operating Holdings II, LLC (Delayed Draw)	n/a	n/a
Sports Operating Holdings II, LLC (Revolver)	1,731	1,500
StarCompliance MidCo, LLC (Revolver)	2,583	2,583
Steel City Wash, LLC (Delayed Draw)	3,158	3,158
Steel City Wash, LLC (Revolver)	989	1,242
Streamland Media MidCo LLC (Delayed Draw)	44	35

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Streamland Media MidCo LLC (Revolver)	n/a	n/a
Summit Professional Education, LLC (Delayed Draw)	7,357	7,357
Summit Professional Education, LLC (Revolver)	1,471	1,471
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	n/a	n/a
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	n/a	3,930
Sunstates Security, LLC (Delayed Draw)	6,667	6,667
Talent Systems, LLC (Revolver)	933	933
Tavoron Buyer Corp. (Delayed Draw)	4,603	6,958
Tavoron Buyer Corp. (Revolver)	192	195
Tavoron Buyer Corp. (Revolver)	1,338	1,338
Tax Protection BuyCo, LLC (Delayed Draw)	4,706	4,706
Tax Protection BuyCo, LLC (Revolver)	5,882	5,882
The Black Tux, LLC (Delayed Draw)	n/a	1,104
The Black Tux, LLC (Revolver)	1,167	1,944
The Gersh Agency, LLC (Delayed Draw)	9,510	12,270
The Gersh Agency, LLC (Revolver)	1,155	1,468
The Gersh Agency, LLC (Revolver)	1,816	1,686
The Kyjen Company, LLC (Revolver)	315	315
The Smilist DSO, LLC (Delayed Draw)	n/a	n/a
The Smilist DSO, LLC (Delayed Draw)	1,162	1,954
The Smilist DSO, LLC (Revolver)	1,974	1,974
TigerConnect, Inc. (Delayed Draw)	n/a	n/a
TigerConnect, Inc. (Delayed Draw)	n/a	n/a
TigerConnect, Inc. (Revolver)	1,429	1,429
Tiugo Group Holdings Corp (Delayed Draw)	13,178	13,178
Tiugo Group Holdings Corp (Revolver)	6,589	6,589
Together Women's Health, LLC (Delayed Draw)	7,244	7,244
Together Women's Health, LLC (Revolver)	1,552	1,552
Touchmath Acquisition LLC (Revolver)	1,429	1,429
Triad Financial Services, Inc. (Equity commitment)	34,953	34,952
Trilon Group, LLC (Delayed Draw)	n/a	n/a
Trilon Group, LLC (Delayed Draw)	7,313	7,313
Trilon Group, LLC (Revolver)	3,829	4,874
Truck-Lite Co., LLC (Delayed Draw)	n/a	n/a
Truck-Lite Co., LLC (Revolver)	n/a	n/a
Ultra Clean Holdco LLC (Delayed Draw)	3,750	3,750
Ultra Clean Holdco LLC (Revolver)	3,000	3,000
Unanet, Inc. (Delayed Draw)	1,350	1,350
Unanet, Inc. (Delayed Draw)	1,992	1,992
Unanet, Inc. (Revolver)	4,316	4,316
USLIVE OPCO, INC. (Revolver)	2,105	2,105
Valkyrie Buyer, LLC (Delayed Draw)	n/a	n/a
Valkyrie Buyer, LLC (Delayed Draw)	n/a	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Valkyrie Buyer, LLC (Delayed Draw)	n/a	n/a
Valkyrie Buyer, LLC (Delayed Draw)	n/a	n/a
Valkyrie Buyer, LLC (Delayed Draw)	2,488	2,488
Valkyrie Buyer, LLC (Revolver)	2,667	2,386
Vanterra Holdings, LLC (Delayed Draw)	n/a	21,000
Vanterra Holdings, LLC (Delayed Draw)	10,920	21,000
Vanterra Holdings, LLC (Revolver)	6,300	6,300
Varicent Intermediate Holdings Corporation (Delayed Draw)	2,826	2,826
Varicent Intermediate Holdings Corporation (Delayed Draw)	3,360	3,989
Varicent Intermediate Holdings Corporation (Revolver)	5,776	5,776
Velociti, LLC (Revolver)	3,789	3,789
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	6,125	6,125
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	3,063	3,063
Vhagar Purchaser, LLC (Delayed Draw)	n/a	n/a
Vhagar Purchaser, LLC (Delayed Draw)	6,667	6,667
Vhagar Purchaser, LLC (Revolver)	2,667	2,667
Vhagar Purchaser, LLC (Revolver)	n/a	n/a
Volt Bidco, Inc. (Revolver)	497	956
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Delayed Draw)	6,000	6,000
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Revolver)	2,600	2,600
WebPT, Inc. (Revolver)	521	67
Whistler Parent Holdings III, Inc. (Delayed Draw)	n/a	n/a
Whistler Parent Holdings III, Inc. (Revolver)	663	663
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	977	977
Xpress Wellness, LLC (Delayed Draw)	8,550	8,550
Xpress Wellness, LLC (Revolver)	2,215	2,215
YBR OZ ECE, LLC (Delayed Draw)	1,600	1,600
YBR OZ ECE, LLC (Revolver)	375	375
ZI Intermediate II, Inc. (Revolver)	6,958	6,958
ZI Intermediate II, Inc. (Revolver)	n/a	n/a
Zodega Landscaping, LLC (Revolver)	1,587	992
Zodega Landscaping, LLC (Equity Commitment)	1,197	1,197
Total Unfunded Portfolio Company Commitments	$1,114,528	$1,248,056
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 12. Financial Highlights
The following are financial highlights for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Per share data:
Net asset value at beginning of period	$9.87	$10.37
Net investment income (1)	0.23	0.25
Net gain (loss) (1)	(0.10)	(0.03)
Net increase (decrease) in net assets resulting from operations (1)	0.13	0.22
Stockholder distributions declared (2)	(0.22)	(0.27)
Other (3)	—	0.01
Net asset value at end of period	$9.78	$10.33
Total return based on average net asset value (4)	1.33%	2.21%
Ratio/Supplemental data:
Net assets at end of period	$2,783,366	$2,442,671
Shares outstanding at end of period	284,582,018	236,563,264
Portfolio turnover (5)	6.48%	4.96%
Ratio of total investment income to average net assets (6)	21.61%	20.49%
Ratio of expenses to average net assets without waivers (6)	11.39%	10.53%
Ratio of expenses to average net assets with waivers (6)	10.85%	10.53%
Ratio of net investment income to average net assets without waivers (6)	10.22%	9.96%
Ratio of net investment income to average net assets with waivers (6)	10.77%	9.96%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2026 and 2025, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
Note 14. Subsequent Events
The Company has evaluated subsequent events through May 8, 2026, the date on which the consolidated financial statements were issued.
Stock Issuances: On April 1, 2026, the Company sold 2,014,437 shares for aggregate consideration of $19,701. On May 1, 2026, the Company received proceeds of $11,480 related to an additional share issuance to bring the total consideration the Company has received for stock issuances subsequent to March 31, 2026 to $31,181.
Distributions: On April 20, 2026, the Board declared a distribution of $0.071 per share, which was paid on April 28, 2026 to stockholders of record as of April 21, 2026. The total distribution paid was $20,348, $8,944 of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.78.
Share Repurchases: On April 30, 2026, the Company commenced its normal course quarterly tender offer pursuant to the Share Repurchase Program. The Company offered to purchase up to 14,229,101 shares of its issued and outstanding common stock. This amount represents approximately 5.0% of the Company's common stock outstanding as of March 31, 2026. The tender offer is for a price per share equal to the net asset value per share of the Company's common stock on April 30, 2026. The tender offer will expire at 11:59 P.M., Eastern Time, on May 29, 2026, unless otherwise extended.
The Company has fulfilled all repurchase requests since inception. The Company feels comfortable with its current state of liquidity and its liquidity management program. Subsequent to March 31, 2026, the Company has had net capital inflows totaling $40,125, comprised of (i) the issuance of shares in connection with its private offerings of $31,181 and (ii) the issuances of shares under the DRIP of $8,944.
Asset Purchase: On April 14, 2026, the Company completed the previously announced purchase of the assets of MRCC. The Asset Purchase was completed pursuant to the terms of the Asset Purchase Agreement among the Company, MRCC and MC Advisors. Pursuant to the Asset Purchase Agreement, at the closing of the Asset Purchase, the Company delivered to MRCC an aggregate purchase price of approximately $335,275, equal to the fair value of the Purchased Assets (as defined in the Asset Purchase Agreement) as of April 11, 2026, at which time MRCC sold to the Company all of its investment assets and the Company assumed certain liabilities with respect to such assets.
The Asset Purchase was structured to comply with the safe harbor provision of Rule 17a-8 of the 1940 Act. The foregoing description of the Asset Purchase Agreement is a summary only and is qualified in its entirety by reference to the full text of the Asset Purchase Agreement, a copy of which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 8, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2026. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 6, 2026 and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of March 31, 2026, our portfolio included approximately 86.6% senior secured loans, 0.3% unitranche secured loans, 5.6% junior secured loans and 7.5% equity investments, compared to December 31, 2025, when our portfolio included approximately 87.4% senior secured loans, 0.6% unitranche secured loans, 4.8% junior secured loans and 7.2% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
Asset Purchase Agreement: On August 7, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Corporation (“MRCC”; NASDAQ: MRCC), and MC Advisors, our and MRCC's investment adviser. Pursuant to the Asset Purchase Agreement on the Closing Date (as defined in the Asset Purchase Agreement) we agreed to acquire the investment assets of MRCC at fair value, as determined shortly before the Closing Date, for cash (the “Asset Purchase”).
Following the Closing Date, MRCC will merge with and into Horizon Technology Finance Corporation (“HRZN”; NASDAQ: HRZN), subject to the receipt of certain shareholder approvals and the satisfaction of other closing conditions (the "Merger"). See Recent Developments for discussion on the Asset Purchase and Merger.
The Asset Purchase Agreement contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. Consummation of the Asset Purchase was subject to certain closing conditions, including (1) requisite approvals of MRCC stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Purchase, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Asset Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the merger agreement between MRCC and HRZN (other than the condition precedent with respect to the Asset Purchase).
Both the Asset Purchase and Merger are structured to comply with the safe harbor provision of Rule 17a-8 of the Investment Company Act of 1940, as amended. Both our and MRCC's boards of directors, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Asset Purchase Agreement and the transactions contemplated therein.

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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) during the three months ended March 31, 2026 and 2025:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
Total		10,164,292	$100,120

Date (1)	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2025:
March 20, 2025	$10.37	36,340,819	$376,854
Total		36,340,819	$376,854
(1)We began monthly closings for our private offering in October 2025, and as a result, the 2025 period reflects the share issuances at that time.
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

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program (in thousands except shares and per share data) three months ended March 31, 2026 and 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2026
February 27, 2026	$9.87	15,199,220	$150,016
Total		15,199,220	$150,016

Date	Price Per Share	Shares Repurchased	Total Cost
Three months ended March 31, 2025
March 28, 2025	$10.37	774,968	$8,037
Total		774,968	$8,037
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
Portfolio and Investment Activity
During the three months ended March 31, 2026, we invested $151.6 million in 13 new portfolio companies, $230.3 million in 94 existing portfolio companies and had $376.9 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $5.0 million for the period.
During the three ended March 31, 2025, we invested $419.7 million in 24 new portfolio companies, $299.0 million in 83 existing portfolio companies and had $211.4 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $507.3 million for the period.
The following table shows portfolio yield by investment type as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.1%	9.1%	9.4%	9.4%
Unitranche secured loans	10.4	11.8	9.8	10.9
Junior secured loans	10.0	10.0	10.1	10.1
Equity investments	8.9	8.9	8.8	8.8
Total	9.2%	9.2%	9.4%	9.4%
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

The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands) as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Fair Value:
Senior secured loans	$5,029,403	86.6%	$5,090,861	87.4%
Unitranche secured loans	18,159	0.3	35,414	0.6
Junior secured loans	320,109	5.6	277,025	4.8
Equity investments	436,886	7.5	416,455	7.2
Total	$5,804,557	100.0%	$5,819,755	100.0%
Our portfolio composition at March 31, 2026 remained relatively consistent with our portfolio at December 31, 2025, with changes resulting primarily from investments in new and existing portfolio companies, offset by sales and principal repayments. As of March 31, 2026, our yields decreased compared to December 31, 2025, primarily due to decreases in base rates on our loan portfolio.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands) as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$37,596	0.6%	$40,434	0.7%
Automotive	52,590	0.9	61,039	1.0
Banking	40,681	0.7	40,681	0.7
Beverage, Food & Tobacco	146,773	2.5	145,549	2.5
Capital Equipment	201,387	3.5	272,138	4.7
Chemicals, Plastics & Rubber	54,436	0.9	53,692	0.9
Construction & Building	298,568	5.1	282,687	4.9
Consumer Goods: Durable	45,212	0.8	54,861	0.9
Consumer Goods: Non-Durable	77,918	1.3	80,235	1.4
Containers, Packaging & Glass	90,346	1.6	57,516	1.0
Energy: Oil & Gas	191	0.0 *	133	0.0 *
Environmental Industries	102,477	1.8	100,594	1.7
FIRE: Finance	394,126	6.8	401,245	6.9
FIRE: Real Estate	171,319	3.0	173,367	3.0
Healthcare & Pharmaceuticals	851,618	14.7	822,082	14.1
High Tech Industries	767,067	13.2	768,219	13.2
Hotels, Gaming & Leisure	304	0.0 *	122	0.0 *
Media: Advertising, Printing & Publishing	301,268	5.2	324,332	5.6
Media: Broadcasting & Subscription	474	0.0 *	523	0.0 *
Media: Diversified & Production	85,965	1.5	88,577	1.5
Retail	14,976	0.3	14,624	0.3
Services: Business	1,331,015	22.9	1,299,308	22.3
Services: Consumer	361,145	6.2	338,841	5.8
Telecommunications	80,952	1.4	122,038	2.1
Transportation: Cargo	210,656	3.6	201,888	3.5
Transportation: Consumer	6,102	0.1	—	—
Utilities: Electric	37,999	0.7	36,030	0.6
Wholesale	41,396	0.7	39,000	0.7
Total	$5,804,557	100.0%	$5,819,755	100.0%
________________________________________________________
*Represents an amount less than 0.1%.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Number of portfolio companies	282	284
Weighted average EBITDA (1)(2)	$32,817	$32,896
Median EBITDA (1)(2)	$20,093	$19,100
Weighted average loan-to-value ("LTV") (3)(4)	37.5%	38.0%
Weighted average leverage (2)(5)	4.22x	4.23x
Weighted average interest coverage ratio ("ICR") (3)(6)	2.79x	2.79x
Percentage of sponsored deals (3)(7)	89.5%	90.0%
Portfolio companies with one or more covenant (8)(9)	99.0%	99.2%
________________________________________________________
(1)EBITDA refers to adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") in accordance with the underlying governing documents, over the last twelve months as reported by respective borrower at the time of investment closing. Weighted average EBITDA is weighted based on the fair value of the total applicable investments.
(2)Measure excludes (a) investments where EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten on recurring revenue and asset-based loans, and (b) syndicated loans which primarily represent more liquid loans we hold as part of our liquidity management strategy.
(3)Measure excludes syndicated loans we hold as part of our liquidity management strategy.
(4)LTV is calculated as net debt through each respective investment tranche in which we hold an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company as reported by the respective borrower at the time of investment closing. Weighted average LTV is weighted based on the fair value of the total applicable investments.
(5)For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period at the time of investment closing. Weighted average net debt to EBITDA is weighted based on the fair value of the total applicable investments.
(6)ICR is estimated as the ratio as of the time of the investment closing of the trailing twelve-month period EBITDA to cash interest projected to be paid over a twelve-month period. EBITDA is calculated in accordance with the underlying governing documents, over the last twelve months as reported by respective borrowers at the time of investment closing.
(7)Represents the percentage of the number of investments in portfolio companies that are owned by a private equity firm, as a percentage of fair value of total applicable investments.
(8)Measure excludes syndicated loans we hold as a part of our liquidity management strategy and asset-based loans.
(9)Represents the percentage of the number of debt investments in portfolio companies which include one or more covenant in the credit agreement, as a percentage of fair value of total applicable investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2026 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,385,307	92.8
3	327,499	5.6
4	88,310	1.5
5	3,441	0.1
Total	$5,804,557	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,421,533	93.2
3	324,130	5.5
4	73,569	1.3
5	523	0.0 *
Total	$5,819,755	100.0%
________________________________________________________
*Represents an amount less than 0.1%.
As of March 31, 2026, there were 20 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $79.0 million at fair value, or 1.4% of our total investments at fair value at March 31, 2026. As of December 31, 2025, there were 17 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $67.7 million at fair value, or 1.2% of our total investments at fair value at December 31, 2025.

Results of Operations
Operating results for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Total investment income	$149,597	$113,430
Total operating expenses, net of fee waivers	82,278	62,633
Net investment income before income taxes	67,319	50,797
Income taxes, including excise taxes	27	375
Net investment income	67,292	50,422
Net realized gain (loss) on investments	(11,734)	118
Net realized gain (loss) on foreign currency forward contracts	(87)	54
Net realized gain (loss) on foreign currency and other transactions	76	(46)
Net realized gain (loss)	(11,745)	126
Net change in unrealized gain (loss) on investments	(18,108)	(3,044)
Net change in unrealized gain (loss) on foreign currency forward contracts	(176)	(747)
Net unrealized gain (loss) on foreign currency and other transactions	585	(2,757)
Net change in unrealized gain (loss)	(17,699)	(6,548)
Net increase (decrease) in net assets resulting from operations	$37,848	$44,000
Investment Income
The composition of our investment income for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest income	$132,946	$103,899
PIK interest income	4,568	3,145
Dividend income (1)	3,911	481
Other income	2,576	455
Prepayment gain (loss)	1,038	1,324
Accretion of discounts and amortization of premiums	4,558	4,126
Total investment income	$149,597	$113,430
_________________________________________
(1)During the three months ended March 31, 2026 and 2025, dividend income includes PIK dividends of $558 and $429, respectively.
Total investment income increased $36.2 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in interest income as a result of the increase in average invested assets. These increases in interest income as a result of the increases in average invested assets were partially offset by declines in effective rates driven primarily by the declines in base rates.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest and other debt financing expenses	$52,997	$39,593
Base management fees, net of base management fee waivers (1)	15,154	14,076
Incentive fees (2)	9,613	6,286
Professional fees	1,363	729
Administrative service fees	1,548	962
General and administrative expenses	1,565	949
Directors’ fees	38	38
Total operating expenses, net of fee waivers	$82,278	$62,633
_________________________________________
(1)Base management fees for the three months ended March 31, 2026 and 2025 were $18,942 and $14,076, respectively. MC Advisors elected to voluntarily waive $3,788 and zero of such base management fees for the three months ended March 31, 2026 and 2025, respectively. Such waivers are not subject to recoupment by MC Advisors. There is no guarantee that MC Advisors will waive any base management fees in the future.
(2)Incentive fees for the three months ended March 31, 2026 and 2025 were $9,613 and $6,286, comprised of part one incentive fees of $9,613 and $7,089, and part two capital gains fees of zero and a reversal of previously accrued fees of $803, respectively. See Note 6 to our consolidated financial statements and Capital Gains Incentive Fee for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest expense - Revolving Credit Facility	$6,186	$7,596
Interest expense - SPV Credit Facility	3,155	3,915
Interest expense - SPV II Credit Facility	9,313	3,118
Interest expense - SPV III Credit Facility	2,308	1,563
Interest expense - SPV IV Credit Facility	2,898	4,743
Interest expense - SPV V Credit Facility	2,240	362
Interest expense - 2022 ABS	2,311	3,010
Interest expense - 2023 ABS	3,645	3,913
Interest expense - 2025 ABS	6,689	—
Interest expense - July 2028 Notes	651	—
Interest expense - November 2028 Notes	2,355	2,355
Interest expense - December 2028 Notes	2,355	2,355
Interest expense - July 2029 Notes	2,913	2,914
Interest expense - September 2029 Notes	896	896
Interest expense - July 2030 Notes	2,644	—
Amortization of debt issuance costs	2,438	2,853
Total interest and other debt financing expenses	$52,997	$39,593
Average debt outstanding	$3,194,128	$2,128,049
Average stated interest rate	6.4%	7.0%
Total operating expenses, net of fee waivers, increased by $19.6 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in interest and other debt financing expenses from higher average borrowings outstanding to support portfolio growth, partially offset by lower cost of debt primarily driven by a reduced interest rate environment. Additionally, increases in incentive fees, resulting from higher net investment income, contributed to the increase in operating expenses and base management fees from higher invested assets were partially offset by a voluntary base management fee waiver.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2026 and 2025, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.4 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 and 2025, we recorded a net tax expense of $(45) thousand and zero respectively, on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)
During the three months ended March 31, 2026 and 2025, sales or dispositions of investments resulted in $(11.7) million and $0.1 million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2026 and 2025, we had $(0.1) million and $0.1 million of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2026 and 2025, we had $0.1 million and $(46.0) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended March 31, 2026 and 2025, our investments had $(18.1) million and $(3.0) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three months ended March 31, 2026, the net change in unrealized loss on investments was primarily driven by mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale and net unrealized losses of $5.7MM on more liquid investments that were still held as of March 31, 2026. The net change in unrealized loss also included the impact of the reversal of prior period mark-to-market declines on certain more liquid investments that were realized upon sale during the period, resulting in the reversal of previously recorded unrealized losses. As a result, a portion of the $11.7 million of realized losses on investments recognized during the period relates to these liquid loan positions that had been previously marked down and does not represent new fair market value declines in the current period. Excluding the impact of these realizations, unrealized losses on certain more liquid investments were driven by broad market conditions. These declines in fair value were partially offset by net unrealized gains attributable to broad market movements and improvements in fundamental performance at our portfolio companies.
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
For the three months ended March 31, 2026 and 2025, our foreign currency forward contracts had $(0.2) million and $(0.7) million of net change in unrealized gain (loss), respectively.
For the three months ended March 31, 2026 and 2025, our foreign currency and other transactions had $0.6 million and $(2.8) million of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $37.8 million and $44.0 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2026 and 2025, our per share net increase (decrease) in net assets resulting from operations was $0.13 and $0.22, respectively.
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
As of March 31, 2026, we had $50.1 million in cash and cash equivalents and $204.6 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of our earnings. As of March 31, 2026, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding by facility consisted of the following:

	Restricted Cash and Cash Equivalents	Principal Amount of Debt Outstanding
Revolving Credit Facility	n/a	$314,751
MC Income Plus Financing SPV LLC ("SPV")	$22,091	275,000
MC Income Plus Financing SPV II LLC ("SPV II")	75,009	690,000
MC Income Plus Financing SPV III LLC ("SPV III")	13,947	160,000
MC Income Plus Financing SPV IV LLC ("SPV IV")	17,470	210,200
MC Income Plus Financing SPV V LLC ("SPV V")	20,812	200,500
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	27,691	214,884
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	11,293	209,100
Monroe Capital Income Plus ABS Funding III, LLC ("2025 Issuer")	16,280	415,000
July 2028 Notes	n/a	42,000
November 2028 Notes	n/a	100,000
December 2028 Notes	n/a	100,000
July 2029 Notes	n/a	156,000
September 2029 Notes	n/a	48,000
July 2030 Notes	n/a	161,000
Total	$204,593	$3,296,435
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on aggregate borrowings outstanding was 184% and 188%, respectively.
Cash Flows
For the three months ended March 31, 2026, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $38.4 million. For the three months ended March 31, 2026, operating activities provided $58.3 million, primarily as a result of proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income, partially offset by purchases of portfolio investments. For the three months ended March 31, 2026, financing activities used $19.9 million, primarily as a result of net repayments of debt, repurchases of common stock and distributions to stockholders, partially offset by the proceeds from issuances of common stock.

For the three months ended March 31, 2025, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $3.6 million. For the three months ended March 31, 2025, operating activities used $426.6 million, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the three months ended March 31, 2025, financing activities provided $430.2 million, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of March 31, 2026 and December 31, 2025, we had 284,582,018 and 286,677,222 shares outstanding, respectively.
Distributions
Historically, distributions have been declared by the Board each calendar quarter. Beginning in October 2025, to the extent that we have taxable income available, and subject to approval by the Board, we intend to make monthly distributions to our stockholders. Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three months ended March 31, 2026 and 2025 totaled $64.1 million ($0.22 per share) and $53.7 million ($0.27 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2026 and 2025, no portion of these distributions would have been characterized as a return of capital to stockholders.
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

Borrowings
Our outstanding debt as of March 31, 2026 was as follows (in thousands):

	March 31, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$314,751	$307,720	$7,031
SPV Credit Facility	575,000	275,000	269,996	5,004
SPV II Credit Facility	690,000	690,000	685,760	4,240
SPV III Credit Facility	200,000	160,000	158,724	1,276
SPV IV Credit Facility	400,000	210,200	205,440	4,760
SPV V Credit Facility	400,000	200,500	196,083	4,417
2022 ABS (5)	214,884	214,884	214,884	—
2023 ABS (6)	209,100	209,100	207,481	1,619
2025 ABS (7)	415,000	415,000	411,974	3,026
July 2028 Notes	42,000	42,000	41,524	476
November 2028 Notes	100,000	100,000	99,382	618
December 2028 Notes	100,000	100,000	99,382	618
July 2029 Notes	156,000	156,000	155,051	949
September 2029 Notes	48,000	48,000	47,708	292
July 2030 Notes	161,000	161,000	159,382	1,618
Total	$4,555,984	$3,296,435	$3,260,491	$35,944
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of March 31, 2026, we had unused availability across all borrowing facilities totaling $581.1 million.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of March 31, 2026, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $25.4 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of March 31, 2026, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of March 31, 2026, the 2025 Subordinated Notes (as defined below) totaling $85.0 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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
(6)As of December 31, 2025, the 2023 Subordinated Notes (as defined below) totaling $45.9 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of December 31, 2025, the 2025 Subordinated Notes (as defined below) totaling $85.0 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion and more recently through an amendment to $845.0 million of aggregate commitments as of March 31, 2026.

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
As of March 31, 2026 and December 31, 2025, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $202.5 million and $521.8 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40.0 million ($27.6 million in U.S. dollars) and AUD 40.0 million ($26.7 million in U.S. dollars), respectively, and Great Britain pounds of £40.0 million ($52.9 million in U.S. dollars) and £40.0 million ($53.9 million in U.S. dollars), respectively, and Euros of €27.5 million ($31.7 million in U.S. dollars) and €27.5 million ($32.3 million in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.6 million and $(2.8) million for the three months ended March 31, 2026 and 2025, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.8%, respectively.
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
As of March 31, 2026 and December 31, 2025, we were in compliance with all covenants and other requirements of the Revolving Credit Agreement.
SPV Credit Facilities
SPV Credit Facility
We have a $575.0 million senior secured revolving credit facility (the “SPV Credit Facility”), as amended from time to time, with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. On February 10, 2026, we entered into an amendment to the SPV Credit Facility to, among other things, (i) increase the total facility amount from an aggregate amount of $450.0 million to an aggregate amount of $575.0 million; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1.0 billion; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.50% per annum; (iv) extend the reinvestment period to February 10, 2029; (v) extend the maturity date to February 10, 2031; and (vi) reduced the unused commitment fee to 0.35% per annum on any unused portion of the SPV Credit Facility.
Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of March 31, 2026 and December 31, 2025, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $654.8 million and $583.7 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
After the February 10, 2026 amendment, and during the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 1.90% to a maximum of 2.20%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 2.50%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% per annum on any unused portion of the SPV Credit Facility. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 6.3%, respectively.
Borrowings under the SPV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, we and SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility.

SPV II Credit Facility
On December 20, 2022, we entered into a senior secured term credit facility (the "SPV II Credit Facility") with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature, which allowed us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, we entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690.0 million; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of March 31, 2026 and December 31, 2025, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $979.9 million and $918.3 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.9%, respectively.
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
Borrowings under the SPV II Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, we and SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. On March 7, 2025, we amended the SPV III Credit Facility to increase the facility amount to $200.0 million. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of March 31, 2026 and December 31, 2025, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $353.0 million and $266.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.7%, respectively.

Borrowings under the SPV III Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, we and SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
SPV IV Credit Facility
On July 11, 2024, we entered into a senior secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association ("CONA") as administrative agent, as amended from time to time, through a special purpose wholly-owned subsidiary, SPV IV.
The SPV IV Credit Facility initially allowed us, through SPV IV, to borrow an aggregate principal amount of up to $350.0 million and included an accordion feature which allowed us, under certain circumstances, to increase the total size of the facility to $450.0 million upon request to the administrative agent and with consent of the lenders. On March 17, 2026, we entered into an amendment to the SPV IV Credit Facility to, among other things, (i) increase the total facility amount to up to $400.0 million; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $500.0 million; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.30% per annum; (iv) extend the end date of the reinvestment period from July 11, 2027 to March 17, 2029; (v) and extend the maturity date from July 11, 2029 to March 17, 2031.
Under the terms of the SPV IV Credit Facility, as amended from time to time, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through March 17, 2029. The SPV IV Credit Facility matures on March 17, 2031, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $446.0 million and $399.5 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 5.9%, respectively.
Borrowings under the SPV IV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, we and SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.
SPV V Credit Facility
On February 21, 2025, we entered into a senior secured revolving credit facility (the “SPV V Credit Facility”) with CONA, through a special purpose wholly-owned subsidiary, SPV V.
The SPV V Credit Facility initially allowed us, through SPV V, to borrow an aggregate principal amount of up to $250.0 million and included an accordion feature which allowed us, under certain circumstances, to increase the total size of the facility to $350.0 million upon request to the administrative agent and with consent of the lenders. On March 17, 2026, the Company entered into an amendment to the SPV V Credit Facility to, among other things, (i) increase the total facility amount to up to $400.0 million; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $500.0 million; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.30% per annum; (iv) extend the end date of the reinvestment period from February 21, 2028 to March 17, 2029; (v) and extend the maturity date from February 21, 2030 to March 17, 2031.

Under the terms of the SPV V Credit Facility, as amended from time to time, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through March 17, 2029. The SPV V Credit Facility matures on March 17, 2031, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV V as collateral for the SPV V Credit Facility was $385.7 million and $301.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of March 31, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 5.8%, respectively.
Borrowings under the SPV V Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of March 31, 2026 and December 31, 2025, we and SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both March 31, 2026 and December 31, 2025, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of March 31, 2026 and December 31, 2025, the fair value of our investments held in the 2022 Issuer as collateral was $286.3 million and $312.3 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both March 31, 2026 and December 31, 2025, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both March 31, 2026 and December 31, 2025, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of March 31, 2026 and December 31, 2025, we and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.

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
On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 million of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and we continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both March 31, 2026 and December 31, 2025, the 2023 Subordinated Notes were eliminated in consolidation.
As of March 31, 2026 and December 31, 2025, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.0% and 6.2%, respectively. As of both March 31, 2026 and December 31, 2025, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both March 31, 2026 and December 31, 2025, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of March 31, 2026 and December 31, 2025, the fair value of investments that were held in the 2023 Issuer as collateral was $251.0 million and $252.0 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to us are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of March 31, 2026 and December 31, 2025, we and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.

2025 Asset-Backed Securitization
On December 18, 2025, we completed a $500.0 million asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320.0 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55.0 million of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40.0 million of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85.0 million of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). We retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of March 31, 2026 and December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.
As of both March 31, 2026 and December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of both March 31, 2026 and December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of both March 31, 2026 and December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.
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
As of both March 31, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2025 Issuer as collateral was $486.8 million, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to us are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of March 31, 2026 and December 31, 2025, the Company and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.
Unsecured Notes
We issued unsecured notes, as further described below: July 2028 Notes, November 2028 Notes, December 2028 Notes, July 2029 Notes, September 2029 Notes and July 2030 Notes, (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
As of March 31, 2026 and December 31, 2025, we were in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
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

Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2026 and December 31, 2025, the Company had $42.0 million in aggregate principal amount of July 2028 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
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

Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2026 and December 31, 2025, we had $100.0 million in aggregate principal amount of November 2028 Notes outstanding.
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
As of both March 31, 2026 and December 31, 2025, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2026 and December 31, 2025, we had $100.0 million in aggregate principal amount of December 2028 Notes outstanding.

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
As of both March 31, 2026 and December 31, 2025, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2026 and December 31, 2025, we had $156.0 million in aggregate principal amount of July 2029 Notes outstanding.

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
As of both March 31, 2026 and December 31, 2025, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%.
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
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2026 and December 31, 2025, we had $48.0 million in aggregate principal amount of September 2029 Notes outstanding.

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
As of both March 31, 2026 and December 31, 2025, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.
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
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both March 31, 2026 and December 31, 2025, the Company had $161.0 million in aggregate principal amount of July 2030 Notes outstanding.

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
As of both March 31, 2026 and December 31, 2025, the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

Related Party Transactions
We have a number of business relationships with affiliated or related parties, including the following:
•We have an Amended Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.
•We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.
•On August 7, 2025, we entered into an Asset Purchase Agreement with MRCC and MC Advisors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and "Recent Developments" for additional information about the Asset Purchase.
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

Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of March 31, 2026 and December 31, 2025, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $1.1 billion and $1.2 billion, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of March 31, 2026. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of March 31, 2026, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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
Competition from Other Lenders: We believe that many traditional bank lenders, in past years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. We believe the lower middle market - our core focus - remains more insulated from broader market conditions, given the greater complexity, smaller transaction sizes, and relationship-intensive underwriting requirements that continue to favor experienced non-bank lenders. In addition, there has been a significant amount of capital raised over the past several years dedicated to middle market lending which has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which in turn could result in lower yields and weaker financial covenants for new assets.
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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. In 2025, the overall middle market experienced spread compression and leverage and loan-to-value attachments points have decreased nominally. Further, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. Direct lending volume increased in 2025 driven by significant growth in LBO activity and recapitalizations, which offset a double digit decrease in M&A activity over the same time period.(1) Deal activity declined year over year in the first quarter due to slower private equity M&A activity and macroeconomic uncertainty. However, underlying fundamentals continue to support an accelerated M&A environment which would result in increased loan portfolio activity. Average spreads in middle market direct lending were relatively flat in the first quarter, though core and lower middle market spreads showed signs of widening towards the end of the period.(2) Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from recent market volatility, particularly in software and the lingering impact of the potential tariffs implemented by the current U.S. administration and general market headline sentiment. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is positioned well to navigate the potential risks noted above. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
In addition, certain semi-liquid private credit structures - including non-traded BDCs, interval funds, and non-traded closed-end funds - have recently experienced elevated repurchase and redemption requests, in some cases exceeding standard quarterly repurchase program limits and resulting in pro rata fulfillment of investor redemption requests. The convergence of elevated redemption activity represents a meaningful shift in the private credit competitive and market landscape from prior years and reinforces our belief that disciplined underwriting, portfolio diversification, and experienced credit management are critical differentiators in the current environment.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – March 2026.
(2)LSEG LPC’s 1Q26 Sponsored Middle Market Private Deals Analysis – April 2026.

Recent Developments
Stock Issuances: On April 1, 2026, we sold 2,014,437 shares for aggregate consideration of $19.7 million. On May 1, 2026, we received proceeds of $11.5 million related to an additional share issuance to bring the total consideration we have received for stock issuances subsequent to March 31, 2026 to $31.2 million.
Distributions: On April 20, 2026, the Board declared a distribution of $0.071 per share, which was paid on April 28, 2026 to stockholders of record as of April 21, 2026. The total distribution paid was $20.3 million, $8.9 million of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.78.
Share Repurchases: On April 30, 2026, we commenced our normal course quarterly tender offer pursuant to the Share Repurchase Program. We offered to purchase up to 14,229,101 shares of our issued and outstanding common stock. This amount represents approximately 5.0% of our common stock outstanding as of March 31, 2026. The tender offer is for a price per share equal to the net asset value per share of our common stock on April 30, 2026. The tender offer will expire at 11:59 P.M., Eastern Time, on May 29, 2026, unless otherwise extended.
We have fulfilled all repurchase requests since inception. We feel comfortable with our current state of liquidity and our liquidity management program. Subsequent to March 31, 2026 we have had net capital inflows totaling $40.1 million, comprised of (i) the issuance of shares in connection with our private offerings of $31.2 million and (ii) the issuances of shares under the DRIP of $8.9 million.
Asset Purchase: On April 14, 2026, we completed the previously announced purchase of the assets of MRCC. The Asset Purchase was completed pursuant to the terms of the Asset Purchase Agreement among us, MRCC and MC Advisors. Pursuant to the Asset Purchase Agreement, at the closing of the Asset Purchase, we delivered to MRCC an aggregate purchase price of approximately $335.3 million, equal to the fair value of the Purchased Assets (as defined in the Asset Purchase Agreement) as of April 11, 2026, at which time MRCC sold to us all of its investment assets and we assumed certain liabilities with respect to such assets.
The Asset Purchase was structured to comply with the safe harbor provision of Rule 17a-8 of the 1940 Act. The foregoing description of the Asset Purchase Agreement is a summary only and is qualified in its entirety by reference to the full text of the Asset Purchase Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 8, 2025.
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
As of March 31, 2026, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the three months ended March 31, 2026, there were zero accrued capital gains incentive fees on our portfolio during the period. There were no payables to MC Advisors for capital gains incentive fees for the three months ended March 31, 2026. During the three months ended March 31, 2025, we reversed previously accrued capital gains incentive fees of $0.8 million based on unrealized losses on our portfolio during the period. This reversal was partially offset by $16 thousand of accrued capital gains incentive fees payable to MC Advisors as a result of realized gains during the period.
New Accounting Pronouncements
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including, without limitation, those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to elevated inflation levels and uncertainty resulting from tariffs and trade policy changes; and interest rate fluctuations.
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by MC Advisors, as the Valuation Designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.
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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(138,663)	$(66,844)	$(71,819)
Down 200 basis points	(100,880)	(44,563)	(56,317)
Down 100 basis points	(50,982)	(22,281)	(28,701)
Up 100 basis points	52,615	22,281	30,334
Up 200 basis points	105,230	44,563	60,667
Up 300 basis points	157,845	66,844	91,001
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD), Canadian dollars (CAD), Euros (EUR) and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of March 31, 2026, we had foreign currency forward contracts in place for AUD 37.7 million, CAD 32.7 million, EUR 5.7 million and GBP 6.8 million associated with future principal and interest payments on certain investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we, our executive officers, directors and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of March 31, 2026, we were not subject to any material pending legal proceedings.
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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. There have been no material changes known to us during the quarter ended March 31, 2026 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following tables summarize the issuance of shares during the three months ended March 31, 2026, par value $0.01 per share:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2026:
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
Total		10,164,292	$100,120
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (4)

3.4	Amended and Restated Bylaws (3)

10.1
Second Amendment to Loan, Security and Servicing Agreement, dated as of March 17, 2026, by and among the Company, as servicer, MC Income Plus Financing SPV IV LLC, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent, U.S. Bank Trust Company, National Association, as collateral custodian and as collateral administrator, and U.S. Bank National Association, as document custodian.(5)

10.2
First Amendment to Loan, Security and Servicing Agreement, dated as of March 17, 2026, by and among the Company, as servicer, MC Income Plus Financing SPV V LLC, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent, U.S. Bank Trust Company, National Association, as collateral custodian and as collateral administrator, and U.S. Bank National Association, as document custodian.(5)

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
(5)Previously filed as an exhibit to the current report on Form 8-K filed with the SEC on March 19, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2026	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: May 8, 2026	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation