Form 10-Q
period 2026-06-30
Monroe Capital Income Plus Corp
filed 2026-08-07
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2026, the registrant had 279,445,109 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$5,511,611	$5,511,585
Non-controlled affiliate company investments	401,924	308,170
Controlled affiliate company investments	42,882	—
Total investments, at fair value (amortized cost of: $6,047,458 and $5,913,363, respectively)	5,956,417	5,819,755
Cash and cash equivalents	34,672	69,216
Restricted cash and cash equivalents	135,454	147,031
Interest and dividend receivable	93,118	65,242
Receivable for unsettled trades	3,770	27,213
Other assets	2,419	1,831
Total assets	6,225,850	6,130,288
Liabilities
Debt	3,453,989	3,224,163
Less: Unamortized debt issuance costs	(33,233)	(30,656)
Total debt, less unamortized debt issuance costs	3,420,756	3,193,507
Interest payable	41,243	35,001
Net unrealized loss on foreign currency forward contracts	2,839	3,172
Payable for unsettled trades	1,613	12,492
Base management fees payable	15,441	18,480
Incentive fees payable	9,096	9,187
Accounts payable and accrued expenses	25,200	27,870
Total liabilities	3,516,188	3,299,709
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 600,000 shares authorized, 277,444 and 286,677 shares issued and outstanding, respectively	$278	$287
Capital in excess of par value	2,830,251	2,920,900
Accumulated undistributed (overdistributed) earnings	(120,867)	(90,608)
Total net assets	$2,709,662	$2,830,579
Total liabilities and total net assets	$6,225,850	$6,130,288
Net asset value per share	$9.77	$9.87
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$136,140	$123,998	$273,030	$231,559
Payment-in-kind interest income	3,681	5,114	7,078	7,742
Dividend income	759	628	1,682	1,109
Other income	805	333	3,381	788
Total investment income from non-controlled/non-affiliate company investments	141,385	130,073	285,171	241,198
Non-controlled affiliate company investments:
Interest income	2,222	1,829	3,874	3,617
Payment-in-kind interest income	1,710	562	2,881	1,079
Dividend income	3,118	781	6,106	781
Other income	—	42	—	42
Total investment income from non-controlled affiliate company investments	7,050	3,214	12,861	5,519
Controlled affiliate company investments:
Interest income	423	—	423	—
Total investment income from controlled affiliate company investments	423	—	423	—
Total investment income	148,858	133,287	298,455	246,717
Operating expenses:
Interest and other debt financing expenses	55,929	44,272	108,926	83,865
Base management fees	19,302	15,868	38,244	29,944
Incentive fees	9,096	8,293	18,709	14,579
Professional fees	1,319	694	2,682	1,423
Administrative service fees	1,320	1,096	2,868	2,058
General and administrative expenses	1,742	1,094	3,307	2,043
Directors’ fees	37	37	75	75
Total operating expenses before fee waivers	88,745	71,354	174,811	133,987
Base management fee waivers	(3,861)	—	(7,649)	—
Total operating expenses, net of fee waivers	84,884	71,354	167,162	133,987
Net investment income before income taxes	63,974	61,933	131,293	112,730
Income taxes, including excise taxes	293	36	320	411
Net investment income	63,681	61,897	130,973	112,319
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(28,915)	(1,758)	(40,649)	(1,640)
Foreign currency forward contracts	(79)	(1,184)	(166)	(1,130)
Foreign currency and other transactions	(1,171)	1,275	(1,095)	1,229
Net realized gain (loss)	(30,165)	(1,667)	(41,910)	(1,541)
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	2,016	(3,473)	(5,755)	(6,294)
Non-controlled/affiliate company investments	17,119	(4,043)	6,782	(4,266)
Controlled affiliate company investments	1,540	—	1,540	—
Foreign currency forward contracts	509	(2,086)	333	(2,833)
Foreign currency and other transactions	963	(7,269)	1,548	(10,026)
Net change in unrealized gain (loss)	22,147	(16,871)	4,448	(23,419)
Net gain (loss)	(8,018)	(18,538)	(37,462)	(24,960)
Net increase (decrease) in net assets resulting from operations	$55,663	$43,359	$93,511	$87,359
Per common share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.20	$0.18	$0.33	$0.39
Weighted average common shares outstanding - basic and diluted	283,757	240,969	286,641	222,149
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at March 31, 2025	236,563	$236	$2,411,140	$31,295	$2,442,671
Net investment income	—	—	—	61,897	61,897
Net realized gain (loss)	—	—	—	(1,667)	(1,667)
Net change in unrealized gain (loss)	—	—	—	(16,871)	(16,871)
Issuances of common stock	10,639	11	109,892	—	109,903
Repurchases of common stock	(1,391)	(1)	(14,372)	—	(14,373)
Distributions declared to stockholders	—	—	—	(62,246)	(62,246)
Stock issued in connection with dividend reinvestment plan	2,609	3	26,949	—	26,952
Balances at June 30, 2025	248,420	$249	$2,533,609	$12,408	$2,546,266

Balances at March 31, 2026	284,582	$285	$2,899,957	$(116,876)	$2,783,366
Net investment income	—	—	—	63,681	63,681
Net realized gain (loss)	—	—	—	(30,165)	(30,165)
Net change in unrealized gain (loss)	—	—	—	22,147	22,147
Issuances of common stock	4,412	4	43,116	—	43,120
Repurchases of common stock	(14,229)	(14)	(139,004)	—	(139,018)
Distributions declared to stockholders	—	—	—	(59,654)	(59,654)
Stock issued in connection with dividend reinvestment plan	2,679	3	26,182	—	26,185
Balances at June 30, 2026	277,444	$278	$2,830,251	$(120,867)	$2,709,662

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727
Net investment income	—	—	—	112,319	112,319
Net realized gain (loss)	—	—	—	(1,541)	(1,541)
Net change in unrealized gain (loss)	—	—	—	(23,419)	(23,419)
Issuances of common stock	46,980	47	486,710	—	486,757
Repurchases of common stock	(2,166)	(2)	(22,408)	—	(22,410)
Distributions declared to stockholders	—	—	—	(115,896)	(115,896)
Stock issued in connection with dividend reinvestment plan	4,902	5	50,724	—	50,729
Balances at June 30, 2025	248,420	$249	$2,533,609	$12,408	$2,546,266

Balances at December 31, 2025	286,677	$287	$2,920,900	$(90,608)	$2,830,579
Net investment income	—	—	—	130,973	130,973
Net realized gain (loss)	—	—	—	(41,910)	(41,910)
Net change in unrealized gain (loss)	—	—	—	4,448	4,448
Issuances of common stock	14,576	14	143,226	—	143,240
Repurchases of common stock	(29,428)	(29)	(289,005)	—	(289,034)
Distributions declared to stockholders	—	—	—	(123,770)	(123,770)
Stock issued in connection with dividend reinvestment plan	5,619	6	55,130	—	55,136
Balances at June 30, 2026	277,444	$278	$2,830,251	$(120,867)	$2,709,662
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$93,511	$87,359
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	40,649	1,640
Net realized (gain) loss on foreign currency forward contracts	166	1,130
Net realized (gain) loss on foreign currency and other transactions	1,095	(1,229)
Net change in unrealized (gain) loss on investments	(2,567)	10,560
Net change in unrealized (gain) loss on foreign currency forward contracts	(333)	2,833
Net change in unrealized (gain) loss on foreign currency and other transactions	(1,548)	10,026
Payment-in-kind interest capitalized	(10,455)	(8,821)
Net accretion of discounts and amortization of premiums	(7,843)	(7,771)
Purchases of investments	(902,080)	(1,558,894)
Proceeds from principal payments and sale of investments and settlement of forward contracts	744,373	484,706
Amortization of debt issuance costs	5,202	5,142
Changes in operating assets and liabilities:
Interest and dividend receivable	(27,876)	(17,394)
Receivable for unsettled trades	23,443	(13,249)
Other assets	(588)	(870)
Interest payable	6,242	4,158
Payable for unsettled trades	(10,879)	(39,869)
Base management fees payable	(3,039)	3,107
Incentive fees payable	(91)	(750)
Accounts payable and accrued expenses	(2,670)	3,628
Net cash provided by (used in) operating activities	(55,288)	(1,034,558)
Cash flows from financing activities:
Borrowings on debt	1,268,799	1,822,331
Repayments of debt	(1,037,402)	(1,240,520)
Debt issuance costs capitalized	(7,779)	(3,723)
Proceeds from issuance of common stock	143,240	486,757
Repurchases of common stock	(289,034)	(22,410)
Stockholder distributions paid	(68,634)	(65,167)
Net cash provided by (used in) financing activities	9,190	977,268
Net increase (decrease) in cash and restricted cash and cash equivalents	(46,098)	(57,290)
Effect of foreign currency exchange rates	(23)	21
Cash and restricted cash and cash equivalents, beginning of period	216,247	254,024
Cash and restricted cash and cash equivalents, end of period	$170,126	$196,755
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$97,482	$74,565
Cash paid for income taxes, including excise taxes, during the period	$470	$1,128
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$55,136	$50,729

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$34,672	$69,216
Restricted cash and cash equivalents	135,454	147,031
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$170,126	$216,247

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$53,298	$129,634
Restricted cash and cash equivalents	143,457	124,390
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$196,755	$254,024
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Air Transport Components Acquisition, LLC	(8)	SF	4.50%	8.19%	6/18/2025	6/18/2031	6,965	$6,890	$6,965	0.3%
Air Transport Components Acquisition, LLC	(6)	SF	4.50%	8.15%	6/18/2025	6/18/2031	5,597	5,596	5,596	0.2%
Air Transport Components Acquisition, LLC	(6)	SF	5.00%	8.65%	6/5/2026	6/18/2031	4,375	4,343	4,375	0.2%
Air Transport Components Acquisition, LLC (Revolver)	(19)	SF	4.50%	8.15%	6/18/2025	6/18/2031	2,100	—	—	0.0%
Engineering Research and Consulting, LLC		SF	5.00%	8.73%	8/14/2025	8/29/2031	4,935	4,848	4,184	0.2%
Trident Maritime Systems, Inc.		SF	7.60%	9.33% Cash/ 2.00% PIK	4/14/2026	2/26/2027	1,321	1,259	1,237	0.0%
Trident Maritime Systems, Inc. (Revolver)	(19)	SF	7.60%	9.27% Cash/ 2.00% PIK	4/14/2026	2/26/2027	167	135	134	0.0%
							25,460	23,071	22,491	0.9%
Automotive
American Auto Auction Group, LLC		SF	4.50%	8.23%	10/3/2025	5/28/2032	4,950	4,996	4,954	0.2%
Excel Testing and Engineering Holdings LLC	(8)	SF	4.50%	8.20%	12/22/2025	12/22/2031	3,000	2,973	3,000	0.1%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.15%	12/22/2025	12/22/2031	5,000	1,200	1,200	0.0%
Excel Testing and Engineering Holdings LLC (Revolver)	(19)	SF	4.50%	8.23%	12/22/2025	12/22/2031	1,000	75	75	0.0%
First Brands Group, LLC	(21)	SF	10.00%	13.61% PIK	10/2/2025	n/a	13,702	11,262	2,293	0.1%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.35%	8.97%	8/2/2021	11/1/2028	16,235	16,235	16,235	0.6%
Lifted Trucks Holdings, LLC	(8)	SF	5.35%	8.97%	8/11/2025	11/1/2028	14,401	14,290	14,401	0.5%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.25%	8.89%	8/2/2021	11/1/2028	5,397	2,294	2,294	0.1%
Panda Acquisition, LLC		SF	8.60%	12.33% PIK	12/20/2022	10/18/2030	17,634	16,133	15,319	0.6%
Power Stop, LLC	(11)	SF	4.60%	8.26%	3/26/2024	1/26/2029	5,417	5,158	5,040	0.2%
							86,736	74,616	64,811	2.4%
Banking
MV Receivables II, LLC	(12)(21)	SF	9.75%	13.37%	7/29/2021	7/29/2026	18,225	13,259	8,014	0.3%
StarCompliance MidCo, LLC	(9)(11)(27)	SF	5.85%	9.58%	5/31/2023	1/12/2027	697	697	697	0.0%
StarCompliance MidCo, LLC	(7)(9)(11)(27)(44)	SF	5.85%	9.58%	1/12/2021	1/12/2027	29,375	29,331	29,375	1.1%
StarCompliance MidCo, LLC	(7)(11)(44)	SF	5.85%	9.58%	10/12/2021	1/12/2027	4,589	4,582	4,589	0.2%
StarCompliance MidCo, LLC	(11)(44)	SF	5.85%	9.58%	12/12/2024	1/12/2027	2,711	2,699	2,711	0.1%
StarCompliance MidCo, LLC (Revolver)	(19)	SF	5.85%	9.58%	1/12/2021	1/12/2027	4,556	2,233	2,233	0.1%
							60,153	52,801	47,619	1.8%
Beverage, Food & Tobacco
Alpine Pet OpCo, LLC	(8)	SF	4.75%	8.42%	11/18/2025	11/18/2031	21,945	21,697	21,967	0.8%
Alpine Pet OpCo, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	11/18/2025	11/18/2031	11,000	—	—	0.0%
Alpine Pet OpCo, LLC (Revolver)	(19)	SF	4.75%	8.42%	11/18/2025	11/18/2031	8,800	—	—	0.0%
Caputo Cheese Interco Corp.	(8)	SF	5.00%	8.62%	6/30/2025	6/30/2030	14,888	14,701	14,887	0.5%
Caputo Cheese Interco Corp. (Revolver)	(19)	SF	5.00%	8.62%	6/30/2025	6/30/2030	2,500	1,000	1,000	0.0%
Izzio Artisan Bakery, LLC	(8)(9)	SF	6.50%	10.14%	9/27/2024	9/27/2029	14,246	14,047	14,246	0.5%
Izzio Artisan Bakery, LLC	(6)(8)	SF	6.50%	10.14%	9/27/2024	9/27/2029	10,230	10,230	10,230	0.4%
Izzio Artisan Bakery, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.14%	8/15/2025	9/27/2029	30,884	25,084	28,731	1.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Max US Bidco Inc.	(6)	SF	5.00%	8.73%	8/1/2025	10/2/2030	4,924	$4,915	$4,507	0.2%
Nellson Nutraceutical, LLC	(11)(27)	SF	5.75%	9.48%	5/9/2025	4/17/2031	24,813	24,498	24,875	0.9%
Nellson Nutraceutical, LLC	(27)	SF	5.75%	9.48%	4/17/2025	4/17/2031	7,366	7,273	7,385	0.3%
Nellson Nutraceutical, LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.48%	4/17/2025	4/17/2031	1,953	—	—	0.0%
Nellson Nutraceutical, LLC (Revolver)	(19)	n/a	n/a	5.75%	4/17/2025	4/17/2031	5,078	2,031	2,031	0.1%
PFI Lower Midco, LLC	(8)	SF	4.00%	7.64%	11/14/2025	12/1/2030	5,473	5,422	5,517	0.2%
SCP Baked Goods Holdings, LLC	(8)	SF	4.75%	8.48%	5/1/2025	5/1/2031	8,910	8,815	8,910	0.3%
SCP Baked Goods Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	5/1/2025	5/1/2031	3,750	—	—	0.0%
SCP Baked Goods Holdings, LLC (Revolver)	(19)	SF	4.75%	8.48%	5/1/2025	5/1/2031	1,250	—	—	0.0%
							178,010	139,713	144,286	5.3%
Capital Equipment
Adept AG Holdings, LLC (Delayed Draw)	(19)(20)(21)	SF	6.10%	9.74%	5/22/2026	8/20/2026	975	484	500	0.0%
Automated Industrial Robotics US HoldCo Inc.	(12)(24)	EU	5.00%	7.25%	8/5/2025	8/5/2032	6,527	6,587	6,593	0.2%
Automated Industrial Robotics US HoldCo Inc.	(12)(23)	SN	5.00%	8.73%	8/5/2025	8/5/2032	5,769	5,733	5,827	0.2%
Automated Industrial Robotics US HoldCo Inc.	(8)	SF	5.00%	8.66%	8/5/2025	8/5/2032	6,000	5,948	6,060	0.2%
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	(19)(20)	EU	5.00%	7.25%	8/5/2025	8/5/2032	7,087	—	—	0.0%
Automated Industrial Robotics US HoldCo Inc. (Revolver)	(19)	SF	5.00%	8.66%	8/5/2025	8/5/2031	4,445	—	—	0.0%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.25%	9.89%	12/22/2023	12/21/2029	49,000	48,363	49,000	1.8%
BLP Buyer, Inc.	(6)	SF	6.25%	9.89%	5/8/2024	12/21/2029	1,867	1,841	1,867	0.1%
BLP Buyer, Inc.	(27)	SF	6.25%	9.89%	12/21/2023	12/21/2029	5,895	5,895	5,895	0.2%
BLP Buyer, Inc.	(8)	SF	6.25%	9.88%	8/29/2025	12/21/2029	1,075	1,060	1,075	0.0%
BLP Buyer, Inc.	(8)	SF	6.25%	9.89%	9/26/2025	12/21/2029	1,493	1,474	1,492	0.1%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.25%	9.89%	12/22/2023	12/21/2029	6,849	6,138	6,138	0.2%
CGI Automated Manufacturing, LLC		SF	7.26%	6.43% Cash/ 4.50% PIK	9/9/2022	12/17/2028	12,800	12,793	12,800	0.5%
CGI Automated Manufacturing, LLC		SF	7.26%	6.43% Cash/ 4.50% PIK	9/30/2022	12/17/2028	6,769	6,762	6,769	0.3%
CGI Automated Manufacturing, LLC		SF	7.26%	6.43% Cash/ 4.50% PIK	9/9/2022	12/17/2028	10,789	10,749	10,789	0.4%
Crusoe Energy Systems LLC		n/a	n/a	16.25%	11/13/2025	11/13/2029	2,289	2,319	2,317	0.1%
Crusoe Energy Systems LLC		n/a	n/a	14.25%	11/13/2025	11/13/2029	1,885	1,912	1,857	0.1%
DS Parent, Inc.	(27)	SF	5.50%	9.23%	12/15/2023	1/31/2031	19,600	18,873	16,170	0.6%
IMMEC Buyer	(8)	SF	5.00%	8.62%	1/30/2026	8/13/2031	3,760	3,708	3,748	0.1%
IMMEC Buyer	(8)	SF	5.00%	8.62%	9/19/2025	8/13/2031	8,855	8,739	8,829	0.3%
IMMEC Buyer	(8)	SF	5.00%	8.62%	8/13/2025	8/13/2031	4,238	4,238	4,225	0.2%
IMMEC Buyer (Revolver)	(19)	SF	5.00%	8.62%	8/13/2025	8/13/2031	2,124	212	212	0.0%
Incompass, LLC	(6)	SF	7.75%	11.41%	12/20/2024	11/27/2028	2,056	2,023	2,102	0.1%
Incompass, LLC	(6)(10)	SF	7.75%	11.41%	11/27/2023	11/27/2028	23,400	23,088	23,926	0.9%
Tavoron Buyer Corp.	(27)	SF	5.00%	8.69%	2/21/2025	1/22/2031	7,524	7,435	7,543	0.3%
Tavoron Buyer Corp. (Delayed Draw)	(19)(20)	SF	5.00%	8.66%	1/22/2025	1/22/2031	8,012	3,409	3,417	0.1%
Tavoron Buyer Corp. (Revolver)	(12)(19)(22)	SF	5.00%	8.62%	1/22/2025	1/22/2031	189	—	—	0.0%
Tavoron Buyer Corp. (Revolver)	(19)	SF	5.00%	8.62%	1/22/2025	1/22/2031	1,338	107	107	0.0%
							212,610	189,890	189,258	7.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(8)(10)(11)(27)	SF	5.00%	8.73%	12/9/2025	12/9/2032	43,042	$42,632	$43,085	1.6%
EMCO Holdco LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	12/9/2025	12/9/2032	8,440	—	—	0.0%
EMCO Holdco LLC (Revolver)	(19)	SF	5.00%	8.73%	12/9/2025	12/9/2032	11,037	—	—	0.0%
Phoenix Chemical Holding Company LLC	(21)	SF	7.11%	10.76%	4/14/2026	10/2/2026	568	67	80	0.0%
Resin Solutions LLC	(8)	SF	5.00%	8.64%	8/15/2025	8/15/2031	10,918	10,823	10,945	0.4%
Resin Solutions LLC	(8)	SF	5.00%	8.66%	8/15/2025	8/15/2031	2,241	2,241	2,246	0.1%
Resin Solutions LLC (Revolver)	(19)	SF	5.00%	8.66%	8/15/2025	8/15/2031	1,222	204	204	0.0%
Valudor Products LLC		SF	7.61%	9.76% Cash/ 1.50% PIK	4/14/2026	12/31/2026	2,136	2,033	2,065	0.1%
Valudor Products LLC	(48)	SF	7.50%	11.26% PIK	4/14/2026	12/31/2026	401	383	388	0.0%
Valudor Products LLC		SF	7.61%	11.26%	4/14/2026	12/31/2026	889	846	860	0.0%
Valudor Products LLC (Revolver)	(19)	SF	9.61%	13.26%	4/14/2026	12/31/2026	821	374	381	0.0%
							81,715	59,603	60,254	2.2%
Construction & Building
FR Panther Intermediate, LLC	(10)(11)	SF	4.75%	8.42%	1/23/2026	1/23/2032	9,975	9,860	10,013	0.4%
FR Panther Intermediate, LLC	(27)	SF	4.75%	8.48%	1/23/2026	1/23/2032	1,219	1,219	1,224	0.0%
FR Panther Intermediate, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	1/23/2026	1/23/2032	3,333	622	624	0.0%
FR Panther Intermediate, LLC (Revolver)	(19)	SF	4.75%	8.48%	1/23/2026	1/23/2032	972	—	—	0.0%
Guardian Restoration Partners Buyer, LLC	(10)(44)	SF	5.00%	8.73%	11/14/2024	11/1/2031	11,880	11,764	11,396	0.4%
Guardian Restoration Partners Buyer, LLC		SF	5.00%	8.73%	11/1/2024	11/1/2031	19,890	19,890	19,079	0.7%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	5.00%	8.64%	11/1/2024	11/1/2031	3,000	1,041	999	0.0%
Harlem Acquisition, LLC	(8)(11)	SF	4.75%	8.44%	11/26/2024	11/7/2030	31,600	31,182	31,916	1.2%
Harlem Acquisition, LLC	(6)	SF	4.75%	8.41%	11/7/2024	11/7/2030	9,120	9,120	9,211	0.3%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	3/12/2026	11/7/2030	6,095	396	400	0.0%
Harlem Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.44%	11/7/2024	11/7/2030	6,095	1,524	1,524	0.1%
MEI Buyer LLC	(8)(11)(44)	SF	4.25%	7.89%	6/30/2023	6/29/2029	26,849	26,447	27,118	1.0%
MEI Buyer LLC	(8)(10)(11)	SF	4.25%	7.89%	1/9/2024	6/30/2029	15,076	15,011	15,227	0.6%
MEI Buyer LLC	(8)	SF	4.25%	7.89%	6/30/2023	6/29/2029	4,294	4,299	4,337	0.2%
MEI Buyer LLC (Delayed Draw)	(19)(20)	SF	4.25%	7.87%	3/27/2025	6/29/2029	9,621	2,390	2,411	0.1%
MEI Buyer LLC (Revolver)	(19)	SF	4.25%	7.88%	6/30/2023	6/29/2029	5,663	1,030	1,030	0.0%
Mooring Primary, LLC	(8)(27)	SF	5.25%	8.87%	4/24/2025	4/1/2031	13,857	13,684	13,837	0.5%
Mooring Primary, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.87%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Mooring Primary, LLC (Revolver)	(19)	SF	5.25%	8.87%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Premier Roofing L.L.C.	(21)	n/a	n/a	5.00% PIK	3/25/2026	12/31/2029	2,420	2,420	2,423	0.1%
Premier Roofing L.L.C. (Revolver)	(19)(21)	n/a	n/a	5.00% PIK	3/25/2026	12/31/2029	159	—	—	0.0%
Summit Restoration Group, LLC (fka Water Buyer, LLC)	(10)	SF	5.25%	8.98%	8/8/2024	8/8/2030	9,850	9,743	9,781	0.4%
Summit Restoration Group, LLC (fka Water Buyer, LLC)	(8)	SF	5.25%	8.98%	8/8/2024	8/8/2030	6,000	6,000	5,958	0.2%
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Revolver)	(19)	SF	5.25%	8.98%	8/8/2024	8/8/2030	3,000	—	—	0.0%
							212,634	167,642	168,508	6.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.	(7)(21)	SF	7.90%	9.56% Cash/ 2.00% PIK	8/3/2021	1/29/2027	16,553	$14,850	$10,677	0.4%
Independence Buyer, Inc. (Delayed Draw)	(19)(20)(21)	SF	7.85%	9.51% Cash/ 2.00% PIK	4/17/2026	1/29/2027	1,011	—	—	0.0%
Independence Buyer, Inc. (Revolver)	(19)(21)	SF	7.85%	9.51% Cash/ 2.00% PIK	8/3/2021	1/29/2027	2,204	1,654	1,187	0.0%
Syniverse Holdings, LLC	(12)	SF	7.00%	10.73%	3/4/2025	5/13/2027	11,811	11,789	10,301	0.4%
							31,579	28,293	22,165	0.8%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC	(6)(8)(9)	SF	6.61%	10.23%	5/18/2021	8/18/2027	13,335	13,331	12,942	0.5%
Cohere Beauty, Phoenix LLC	(9)	SF	6.61%	10.23%	12/15/2021	8/18/2027	2,448	2,447	2,376	0.1%
Cohere Beauty, Phoenix LLC	(6)	SF	6.61%	10.23%	8/12/2022	8/18/2027	6,643	6,640	6,447	0.2%
Cohere Beauty, Phoenix LLC	(7)	SF	6.61%	10.23%	8/12/2022	8/18/2027	2,869	2,869	2,784	0.1%
Cohere Beauty, Phoenix LLC	(6)	SF	6.61%	10.23%	3/3/2025	8/18/2027	2,726	2,725	2,646	0.1%
Cohere Beauty, Phoenix LLC (Revolver)	(19)	SF	6.61%	10.23%	5/18/2021	8/18/2027	2,222	889	863	0.0%
Excelligence Learning Corporation	(6)	SF	5.75%	9.48%	3/15/2024	1/18/2030	11,926	11,768	10,629	0.4%
Excelligence Learning Corporation (Revolver)	(19)	SF	5.75%	9.48%	3/15/2024	1/18/2030	3,408	1,507	1,343	0.0%
Gibson Brands, Inc.	(8)	SF	5.26%	8.94%	4/19/2024	8/13/2028	5,299	5,288	5,010	0.2%
Niteo Products, LLC	(8)	SF	5.00%	8.66%	12/4/2025	12/4/2031	23,383	23,060	23,418	0.9%
Niteo Products, LLC (Revolver)	(19)	SF	5.00%	8.66%	12/4/2025	12/4/2031	4,578	458	458	0.0%
The Kyjen Company, LLC	(6)(7)(21)	SF	7.60%	10.23% Cash/ 1.00% PIK	5/14/2021	7/8/2031	3,950	3,415	2,224	0.1%
The Kyjen Company, LLC	(21)	SF	7.50%	10.25% Cash/ 1.00% PIK	9/13/2022	7/8/2031	7	6	3	0.0%
The Kyjen Company, LLC (Revolver)	(19)(21)	SF	7.60%	10.23% Cash/ 1.00% PIK	5/14/2021	7/8/2031	420	—	—	0.0%
							83,214	74,403	71,143	2.6%
Containers, Packaging & Glass
Assembly Buyer, LLC	(8)(44)	SF	4.75%	8.44%	6/30/2025	6/30/2031	16,000	15,861	15,840	0.6%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.44%	6/30/2025	6/30/2031	7,111	—	—	0.0%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.44%	7/2/2025	6/30/2031	853	—	—	0.0%
Assembly Buyer, LLC (Revolver)	(19)	SF	4.75%	8.44%	6/30/2025	6/30/2031	2,667	—	—	0.0%
B2B Industrial Products LLC	(6)	SF	6.90%	10.63%	12/6/2022	10/7/2026	9,473	9,456	9,288	0.3%
B2B Industrial Products LLC	(6)	SF	6.90%	10.63%	4/4/2023	10/7/2026	2,193	2,188	2,150	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(8)(12)(36)(44)	SF	5.65%	9.34%	11/27/2024	12/17/2027	13,907	13,869	13,907	0.5%
Ivex Holdco Inc. and Induspac Holdco Inc.	(8)(12)(36)	SF	5.65%	9.34%	11/27/2024	12/17/2027	1,465	1,465	1,465	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.34%	12/1/2025	12/17/2027	6,608	6,608	6,608	0.2%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.65%	9.34%	12/1/2025	12/17/2027	3,559	3,557	3,559	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	5.65%	9.34%	11/27/2024	12/17/2027	6,114	—	—	0.0%
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(36)	SF	5.65%	9.35%	11/27/2024	12/17/2027	4,076	2,744	2,744	0.1%
Key Container Borrower, LLC	(27)	SF	4.50%	8.16%	2/17/2026	2/17/2032	4,000	3,963	4,002	0.2%
Key Container Borrower, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.16%	2/17/2026	2/17/2032	1,905	—	—	0.0%
Key Container Borrower, LLC (Revolver)	(19)	SF	4.50%	8.16%	2/17/2026	2/17/2032	1,270	—	—	0.0%
Polychem Acquisition, LLC		SF	5.76%	5.43% Cash/ 4.00% PIK	4/8/2019	8/15/2026	3,453	3,321	2,300	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Project Tahoe Acquisition Corporation	(8)	SF	4.75%	8.44%	1/1/2026	1/1/2032	14,464	$14,300	$14,464	0.5%
Project Tahoe Acquisition Corporation (Revolver)	(19)	SF	4.75%	8.44%	1/1/2026	1/1/2032	4,229	—	—	0.0%
PVHC Holding Corp	(21)	SF	9.40%	10.38% Cash/ 2.75% PIK	4/14/2026	2/17/2027	1,029	907	169	0.0%
							104,376	78,239	76,496	2.8%
Environmental Industries
PNE Interco LLC	(6)(7)(8)	SF	5.50%	9.19%	2/12/2024	2/12/2030	13,720	13,542	13,720	0.5%
PNE Interco LLC (Delayed Draw)	(6)(19)(20)	SF	5.50%	9.17%	2/12/2024	2/12/2030	5,237	4,353	4,353	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.50%	9.16%	2/12/2024	2/12/2030	5,899	2,360	2,360	0.1%
Quest Resource Management Group, LLC		SF	7.61%	11.23%	12/30/2024	6/28/2030	13,006	12,882	11,879	0.4%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	7.61%	11.23%	12/30/2024	6/28/2030	6,944	—	—	0.0%
							44,806	33,137	32,312	1.2%
FIRE: Finance
Band Finance LLC and Anderson Global Luxembourg SCSp	(6)(8)(9)	SF	5.25%	8.87%	9/5/2025	8/5/2031	36,409	36,011	36,585	1.4%
Band Finance LLC and Anderson Global Luxembourg SCSp	(8)(12)(38)	SF	5.25%	8.87%	8/6/2025	8/6/2031	13,870	13,870	13,937	0.5%
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	(6)(12)(19)(20)(38)	SF	5.25%	8.87%	11/13/2025	8/5/2031	9,810	8,958	9,001	0.3%
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	(12)(19)(38)	SF	5.25%	8.88%	8/6/2025	8/5/2031	5,214	2,607	2,607	0.1%
Bandas Law Firm, P.C.		SF	13.75%	4.00% Cash/ 13.75% PIK	2/17/2026	2/17/2030	4,689	4,627	4,689	0.2%
Beckway Acquisition, Inc.	(8)	SF	4.75%	8.41%	8/29/2025	8/29/2030	7,960	7,859	7,960	0.3%
Beckway Acquisition, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.41%	8/29/2025	8/29/2030	5,714	—	—	0.0%
Beckway Acquisition, Inc. (Revolver)	(19)	SF	4.75%	8.41%	8/29/2025	8/29/2030	1,429	—	—	0.0%
Bench Walk Lead, LLC	(12)	SF	11.00%	14.73%	6/9/2023	6/14/2027	22,666	22,643	22,851	0.8%
Bench Walk Lead, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	15.00%	1/22/2025	1/22/2031	8,581	4,605	4,594	0.2%
BW 51f, L.P.	(12)	SF	8.65%	12.40%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.3%
Cpex Purchaser, LLC	(7)(9)(44)	SF	6.50%	9.74% Cash/ 0.50% PIK	8/26/2022	2/28/2030	36,000	35,506	35,964	1.3%
Cpex Purchaser, LLC	(44)	SF	6.00%	9.24% Cash/ 0.50% PIK	3/26/2025	2/28/2030	6,448	6,396	6,441	0.2%
Cpex Purchaser, LLC		SF	6.00%	9.24% Cash/ 0.50% PIK	3/26/2025	2/28/2030	4,320	4,320	4,316	0.2%
Cpex Purchaser, LLC	(44)	SF	6.50%	9.74% Cash/ 0.50% PIK	9/30/2021	2/28/2030	4,061	4,061	4,057	0.1%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.23%	3/31/2026	2/28/2030	709	155	154	0.0%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.50%	9.74% Cash/ 0.50% PIK	6/30/2026	2/28/2030	3,669	1,496	1,494	0.1%
Cpex Purchaser, LLC (Revolver)		SF	6.00%	9.66%	9/30/2021	2/28/2030	13,935	13,935	13,935	0.5%
Finastra USA, Inc.	(12)(40)	SF	4.00%	7.75%	2/12/2026	9/15/2032	4,988	4,683	4,611	0.2%
GC Champion Acquisition LLC	(6)(7)(8)	SF	5.00%	8.68%	8/19/2022	8/18/2028	23,663	23,593	23,663	0.9%
GC Champion Acquisition LLC	(6)	SF	5.00%	8.68%	8/19/2022	8/18/2028	4,197	4,202	4,197	0.2%
GC Champion Acquisition LLC	(6)	SF	5.00%	8.68%	8/1/2023	8/18/2028	12,590	12,455	12,590	0.5%
GC Champion Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.68%	8/19/2024	8/18/2028	4,098	—	—	0.0%
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	8/22/2029	7,024	3,665	3,656	0.1%
Liftforward SPV II, LLC	(12)	SF	10.86%	14.51% PIK	4/14/2026	12/31/2026	377	328	300	0.0%
Protecht Group Holdings Pty Ltd	(12)(25)(35)	SF	6.75%	10.48%	12/19/2025	12/19/2031	22,141	20,967	22,030	0.8%
Protecht Group Holdings Pty Ltd	(6)(12)(35)	SF	6.75%	10.48%	5/15/2026	12/19/2031	5,701	5,701	5,672	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(25)(35)	SF	6.75%	10.48%	12/19/2025	12/19/2031	2,435	$1,280	$1,276	0.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(35)	SF	6.75%	10.48%	4/15/2026	12/29/2031	704	127	127	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(35)	SF	6.75%	10.48%	12/19/2025	12/19/2031	1,600	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(25)(35)	SF	6.75%	10.48%	12/19/2025	12/19/2031	1,107	—	—	0.0%
Resolute Investment Managers, Inc.		SF	6.76%	10.49%	6/30/2025	10/30/2028	17,963	17,944	12,230	0.5%
SCP Intermediate Holdings, LLC	(8)(12)	SF	5.10%	8.74%	12/28/2022	12/28/2028	2,895	2,860	2,895	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	5.10%	8.74%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Tax Protection BuyCo, LLC	(8)(10)(27)(44)	SF	4.75%	8.44%	4/1/2025	4/1/2031	23,760	23,464	23,760	0.9%
Tax Protection BuyCo, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.44%	4/1/2025	4/1/2031	4,706	—	—	0.0%
Tax Protection BuyCo, LLC (Revolver)	(19)	SF	4.75%	8.44%	4/1/2025	4/1/2031	5,882	—	—	0.0%
Tegra118 Wealth Solutions, Inc.	(8)(12)	SF	4.00%	7.67%	1/16/2026	1/27/2033	4,000	3,963	4,017	0.1%
Transnetwork LLC	(11)(27)(44)	SF	4.75%	8.48%	11/20/2023	12/29/2030	15,482	15,323	13,644	0.5%
							363,744	316,604	312,253	11.5%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	6.51%	10.17%	9/24/2024	3/12/2028	751	600	680	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.38%	12/22/2021	12/22/2027	7,165	7,123	7,165	0.3%
InsideRE, LLC	(9)	SF	5.65%	9.39%	12/22/2021	12/22/2027	2,785	2,785	2,785	0.1%
InsideRE, LLC (Delayed Draw)	(19)(20)	SF	5.65%	9.38%	3/7/2025	12/22/2027	764	468	468	0.0%
InsideRE, LLC (Revolver)	(19)	P	4.50%	11.25%	12/22/2021	12/22/2027	965	514	514	0.0%
Lessen LLC		SF	14.50%	18.23%	1/5/2023	1/5/2028	8,585	8,470	6,954	0.3%
							21,015	19,960	18,566	0.7%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	4.50%	8.23%	6/7/2023	6/7/2029	9,700	9,562	9,719	0.4%
Animal Dermatology Group, Inc.	(8)	SF	4.50%	8.23%	6/7/2023	6/7/2029	2,883	2,883	2,889	0.1%
Animal Dermatology Group, Inc.	(8)	SF	4.50%	8.23%	1/11/2024	6/7/2029	6,813	6,813	6,827	0.3%
Animal Dermatology Group, Inc.	(8)	SF	4.50%	8.23%	10/28/2024	6/7/2029	4,510	4,510	4,519	0.2%
Animal Dermatology Group, Inc.	(10)	SF	4.50%	8.23%	9/4/2025	6/7/2029	15,086	15,086	15,116	0.6%
Animal Dermatology Group, Inc.	(11)(27)	SF	4.50%	8.23%	12/5/2025	6/7/2029	6,127	6,127	6,140	0.2%
Animal Dermatology Group, Inc.	(6)	SF	4.50%	8.23%	9/4/2025	6/7/2029	15,068	15,068	15,098	0.6%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	4.50%	8.23%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	4.85%	8.49%	5/6/2021	5/6/2028	3,168	3,157	3,168	0.1%
Appriss Health, LLC (Revolver)	(19)	SF	4.85%	8.49%	5/6/2021	5/6/2028	433	—	—	0.0%
BCTO Bobsled Purchaser, Inc.	(44)	SF	4.75%	8.48%	1/16/2026	1/16/2033	19,500	19,366	19,552	0.7%
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	1/16/2026	1/16/2033	6,500	—	—	0.0%
BCTO Bobsled Purchaser, Inc. (Revolver)	(19)	SF	4.75%	8.48%	1/16/2026	1/16/2033	1,950	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	5.50%	9.23%	7/17/2023	7/17/2029	31,760	31,267	32,077	1.2%
Bluesight, Inc.	(11)(27)	SF	5.50%	9.23%	10/15/2024	7/17/2029	4,143	4,107	4,184	0.2%
Bluesight, Inc.	(11)(44)	SF	5.50%	9.23%	12/31/2024	7/17/2029	27,617	27,375	27,894	1.0%
Bluesight, Inc. (Revolver)	(19)	SF	5.50%	9.23%	7/17/2023	7/17/2029	5,565	—	—	0.0%
Caravel Autism Health, LLC	(6)(11)(44)	SF	5.00%	8.73%	6/11/2024	6/11/2030	17,685	17,466	17,320	0.6%
Caravel Autism Health, LLC	(8)	SF	5.00%	8.73%	6/11/2024	6/11/2030	7,637	7,637	7,479	0.3%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	4/16/2025	6/11/2030	10,249	3,610	3,535	0.1%
Caravel Autism Health, LLC (Revolver)	(19)	SF	5.00%	8.73%	6/11/2024	6/11/2030	9,000	2,160	2,115	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cornerstone Caregiving, LLC	(10)(27)	SF	4.75%	8.48%	4/10/2026	4/1/2032	20,000	$19,807	$19,800	0.7%
Cornerstone Caregiving, LLC (Revolver)	(19)	SF	4.75%	8.48%	4/1/2026	4/1/2032	2,128	—	—	0.0%
Dorado Acquisition, Inc.	(6)(7)(8)	SF	6.60%	10.24%	6/30/2021	7/31/2026	17,926	17,926	17,846	0.7%
Dorado Acquisition, Inc.	(6)(7)(8)	SF	6.60%	10.24%	11/27/2022	7/31/2026	14,862	14,862	14,795	0.5%
FH BMX Buyer, Inc.	(8)(10)	SF	4.75%	8.48%	6/21/2024	6/21/2031	8,888	8,786	8,885	0.3%
FH BMX Buyer, Inc.	(10)	SF	4.75%	8.43%	6/21/2024	6/21/2031	4,744	4,744	4,742	0.2%
FH BMX Buyer, Inc.	(8)	SF	4.75%	8.48%	6/9/2025	6/21/2031	7,135	7,135	7,133	0.3%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	11/7/2025	6/21/2031	6,927	2,660	2,659	0.1%
GBP CSTA Buyer LLC		SF	6.10%	9.72%	11/18/2025	11/18/2030	995	977	995	0.0%
GBP CSTA Buyer LLC (Revolver)	(19)	SF	6.10%	9.72%	11/18/2025	11/18/2030	444	111	111	0.0%
Helping Hands Childrens Services Management, LLC	(8)(10)	SF	4.50%	8.19%	11/5/2024	11/5/2030	11,385	11,277	11,385	0.4%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.23%	11/5/2024	11/5/2030	4,600	3,927	3,927	0.1%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.50%	8.23%	11/5/2024	11/5/2030	2,300	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.00%	10.66%	2/6/2024	2/1/2029	6,448	6,328	6,287	0.2%
KL Moon Acquisition, LLC		SF	7.00%	10.66%	2/1/2023	2/1/2029	15,037	14,780	14,661	0.5%
KL Moon Acquisition, LLC		SF	7.00%	10.66%	2/1/2023	2/1/2029	2,998	2,975	2,923	0.1%
KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.00%	10.66%	2/1/2023	2/1/2029	2,498	1,831	1,802	0.1%
Learn-It Systems, LLC	(6)(8)	SF	4.75%	8.44%	7/10/2025	7/10/2031	51,239	50,544	51,751	1.9%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.37%	7/10/2025	7/10/2031	13,664	5,269	5,322	0.2%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.37%	7/10/2025	7/10/2031	2,733	—	—	0.0%
Learn-It Systems, LLC (Revolver)	(19)	SF	4.75%	8.37%	7/10/2025	7/10/2031	6,832	—	—	0.0%
Long Grove Pharmaceuticals, LLC		SF	8.00%	7.62% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,588	14,422	14,695	0.5%
Long Grove Pharmaceuticals, LLC (Delayed Draw)	(19)(20)	SF	8.00%	7.62% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	—	—	0.0%
NationsBenefits, LLC	(8)(10)(11)(27)(44)	SF	6.10%	9.72%	5/22/2025	8/26/2027	64,003	64,003	64,003	2.4%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	6.10%	9.74%	4/25/2025	8/26/2027	16,538	12,207	12,207	0.5%
NationsBenefits, LLC (Revolver)		SF	6.10%	9.72%	4/25/2025	8/26/2027	7,219	7,219	7,219	0.3%
NBPT Acquisition LLC	(27)	SF	5.00%	8.69%	3/17/2025	3/1/2030	20,781	20,615	20,626	0.8%
NBPT Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.69%	3/3/2025	3/3/2030	8,072	985	978	0.0%
NBPT Acquisition LLC (Revolver)	(19)	SF	5.00%	8.70%	3/3/2025	3/1/2030	2,360	472	468	0.0%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	10.88%	10/4/2022	10/4/2028	17,467	17,043	16,167	0.6%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	10.88%	10/4/2022	10/4/2028	2,263	—	—	0.0%
Ossio, Inc.		P	3.25%	8.00% Cash/ 2.00% PIK	1/20/2026	1/20/2031	20,147	19,962	19,835	0.7%
Ossio, Inc.		P	3.25%	8.00% Cash/ 2.00% PIK	5/1/2026	1/20/2031	2,509	2,509	2,470	0.1%
Ossio, Inc. (Delayed Draw)	(19)(20)	P	3.25%	8.00% Cash/ 2.00% PIK	1/20/2026	1/20/2031	2,500	—	—	0.0%
PAI Middle Tier, LLC	(27)(44)	SF	4.75%	8.48%	2/21/2025	2/13/2032	17,573	17,354	17,500	0.6%
PAI Middle Tier, LLC (Revolver)	(19)	SF	4.75%	8.48%	2/13/2025	2/13/2032	3,765	—	—	0.0%
Phia Purchaser, LLC	(10)	SF	4.25%	7.89%	12/1/2025	12/1/2032	7,980	7,908	7,968	0.3%
Phia Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.25%	7.89%	12/1/2025	12/1/2032	2,041	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(19)	SF	4.25%	7.89%	12/1/2025	12/1/2032	1,224	—	—	0.0%
Ro Health, LLC	(27)	SF	4.50%	8.23%	2/21/2025	1/17/2031	3,693	3,650	3,708	0.1%
Ro Health, LLC (Revolver)	(19)	SF	4.50%	8.23%	1/17/2025	1/17/2031	1,067	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SCP ADV Infusion Purchaser, LLC	(8)(27)	SF	4.50%	8.23%	8/15/2025	8/14/2031	9,429	$9,326	$9,429	0.4%
SCP ADV Infusion Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.23%	8/15/2025	8/14/2031	11,487	8,919	8,919	0.3%
SCP ADV Infusion Purchaser, LLC (Revolver)	(19)	SF	4.50%	8.23%	8/15/2025	8/14/2031	4,622	—	—	0.0%
SCP Eye Care Holdco, LLC	(6)(9)	SF	5.85%	9.49%	10/7/2022	10/5/2029	8,931	8,781	8,931	0.3%
SCP Eye Care Holdco, LLC	(10)	SF	5.85%	9.47%	4/1/2024	10/5/2029	10,032	9,902	10,032	0.4%
SCP Eye Care Holdco, LLC	(10)	SF	5.85%	9.49%	10/7/2022	10/5/2029	7,848	7,848	7,848	0.3%
SCP Eye Care Holdco, LLC	(6)	SF	5.85%	9.49%	4/1/2024	10/5/2029	20,348	20,348	20,348	0.8%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.85%	9.49%	10/7/2022	10/5/2029	1,442	361	361	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	9.83%	12/29/2023	6/30/2028	20,914	20,709	20,914	0.8%
SDG Mgmt Company, LLC	(11)	SF	6.10%	9.84%	12/29/2023	6/30/2028	8,448	8,448	8,448	0.3%
SDG Mgmt Company, LLC	(6)(11)	SF	5.85%	9.52%	12/6/2024	7/1/2028	11,739	11,739	11,703	0.4%
SDG Mgmt Company, LLC	(27)	SF	5.85%	9.52%	12/6/2024	7/1/2028	9,863	9,863	9,833	0.4%
SDG Mgmt Company, LLC	(11)	SF	5.85%	9.51%	12/6/2024	7/1/2028	7,885	7,885	7,862	0.3%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	5.85%	9.50%	12/6/2024	7/1/2028	1,981	991	988	0.0%
Seran BioScience, LLC	(7)(8)	SF	5.50%	9.19%	12/31/2020	7/8/2027	4,264	4,260	4,237	0.2%
Seran BioScience, LLC	(8)(10)(11)	SF	5.50%	9.12%	8/21/2023	7/8/2027	511	510	507	0.0%
Seran BioScience, LLC	(8)	SF	5.50%	9.12%	7/8/2022	7/8/2027	970	970	964	0.0%
Seran BioScience, LLC (Revolver)	(19)	SF	5.50%	9.19%	12/31/2020	7/8/2027	800	—	—	0.0%
SIP Care Services, LLC	(6)	SF	5.85%	9.47%	7/21/2023	12/30/2027	148	148	141	0.0%
SIP Care Services, LLC	(6)(7)(9)	SF	5.85%	9.47%	12/30/2021	12/30/2027	4,395	4,384	4,202	0.2%
SIP Care Services, LLC (Revolver)		SF	5.85%	9.47%	12/30/2021	12/30/2027	760	760	727	0.0%
The Smilist DSO, LLC	(8)(10)(11)	SF	6.00%	9.73%	4/4/2024	4/4/2029	28,222	27,827	28,222	1.0%
The Smilist DSO, LLC	(10)(44)	SF	6.00%	9.73%	4/4/2024	4/4/2029	7,630	7,630	7,630	0.3%
The Smilist DSO, LLC	(8)	SF	6.00%	9.73%	4/4/2024	4/4/2029	6,128	6,128	6,128	0.2%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.98%	12/27/2024	4/4/2029	11,754	10,592	10,444	0.4%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	9.64%	4/4/2024	4/4/2029	1,974	1,290	1,290	0.1%
TigerConnect, Inc.	(6)(7)	SF	6.40%	10.06%	2/16/2022	8/16/2029	13,003	12,959	13,003	0.5%
TigerConnect, Inc.	(6)	SF	6.40%	10.06%	11/19/2024	8/16/2029	743	740	743	0.0%
TigerConnect, Inc.	(6)(44)	SF	6.40%	10.06%	8/15/2025	8/16/2029	3,949	3,919	3,949	0.1%
TigerConnect, Inc.		SF	6.40%	10.06%	11/19/2024	8/16/2029	68	68	68	0.0%
TigerConnect, Inc.		SF	6.40%	10.06%	2/16/2022	8/16/2029	1,628	1,631	1,628	0.1%
TigerConnect, Inc. (Revolver)	(19)	SF	6.40%	10.06%	2/16/2022	8/16/2029	1,857	—	—	0.0%
Together Women's Health, LLC	(8)	SF	4.50%	8.14%	8/26/2025	8/26/2031	8,833	8,736	8,833	0.3%
Together Women's Health, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.14%	8/26/2025	8/26/2031	8,374	1,130	1,130	0.0%
Together Women's Health, LLC (Revolver)	(19)	SF	4.50%	8.14%	8/26/2025	8/26/2031	1,552	—	—	0.0%
WebPT, Inc.	(7)	SF	6.35%	7.07% Cash/ 3.13% PIK	8/28/2019	1/18/2030	5,108	5,108	4,521	0.2%
WebPT, Inc. (Revolver)	(19)	SF	6.35%	7.07% Cash/ 3.13% PIK	8/28/2019	1/18/2030	521	—	—	0.0%
Xpress Wellness, LLC	(6)	SF	5.50%	9.16%	5/8/2024	5/8/2030	39,400	38,855	39,498	1.5%
Xpress Wellness, LLC		SF	5.50%	9.16%	5/8/2024	5/8/2030	3,908	3,908	3,918	0.1%
Xpress Wellness, LLC (Revolver)	(19)	SF	5.50%	9.16%	5/8/2024	5/8/2030	9,231	7,015	7,015	0.3%
							942,167	812,170	814,914	30.1%
High Tech Industries
Accelevation LLC	(8)	SF	5.00%	8.64%	3/12/2026	1/2/2031	5,712	5,660	5,681	0.2%
Accelevation LLC	(8)(11)	SF	5.00%	8.62%	1/2/2025	1/2/2031	13,860	13,699	13,784	0.5%
Accelevation LLC	(8)	SF	5.00%	8.64%	9/5/2025	1/2/2031	979	971	974	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Accelevation LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.64%	1/2/2025	1/2/2031	5,224	$3,355	$3,336	0.1%
Accelevation LLC (Revolver)	(19)	SF	5.00%	8.64%	1/2/2025	1/2/2031	3,995	—	—	0.0%
Acquia Inc.	(7)(10)	SF	6.15%	9.83%	11/1/2019	11/1/2026	15,429	15,429	14,178	0.5%
Acquia Inc.	(10)	SF	6.15%	9.83%	11/11/2023	11/1/2026	3,092	3,092	2,840	0.1%
Acquia Inc. (Revolver)		SF	6.15%	9.83%	11/1/2019	11/1/2026	588	588	540	0.0%
Arcserve Cayman Opco LP (Delayed Draw)	(19)(20)(21)	SF	8.11%	11.73% PIK	1/2/2024	1/2/2027	2,022	717	1,213	0.1%
BTRS Holdings Inc.	(9)(44)	SF	5.50%	9.23%	2/24/2025	12/15/2028	26,398	26,347	26,398	1.0%
BTRS Holdings Inc. (Revolver)	(19)	SF	5.50%	9.23%	2/24/2025	12/15/2028	4,510	3,544	3,544	0.1%
Cardinal Parent, Inc		SF	4.65%	8.38%	4/1/2025	11/12/2027	7,496	7,420	6,640	0.2%
Catalyst Data Holdings, Inc.	(10)(44)	SF	5.00%	8.69%	12/20/2024	12/20/2030	16,500	16,307	16,273	0.6%
Catalyst Data Holdings, Inc.		SF	5.00%	8.69%	12/20/2024	12/20/2030	625	625	616	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.62%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.65%	12/20/2024	12/20/2030	9,898	7,557	7,453	0.3%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	5.00%	8.62%	12/20/2024	12/20/2030	3,300	1,716	1,692	0.1%
Cloud for Good, LLC	(8)(10)	SF	4.50%	8.23%	3/21/2025	3/21/2031	17,281	17,100	17,238	0.6%
Cloud for Good, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.23%	3/21/2025	3/21/2031	12,500	—	—	0.0%
Cloud for Good, LLC (Revolver)	(19)	SF	4.50%	8.23%	3/21/2025	3/21/2031	4,000	—	—	0.0%
Douglas Holdings, Inc.	(6)(9)(44)	SF	6.50%	9.48% Cash/ 0.75% PIK	8/27/2024	8/27/2030	27,412	27,156	27,412	1.0%
Douglas Holdings, Inc.	(6)	SF	6.50%	9.48% Cash/ 0.75% PIK	8/27/2024	8/27/2030	5,959	5,963	5,959	0.2%
Douglas Holdings, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	9.48% Cash/ 0.75% PIK	8/27/2024	8/27/2030	4,958	4,301	4,301	0.2%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.48%	8/27/2024	8/27/2030	2,384	—	—	0.0%
Drawbridge Partners, LLC	(6)(7)	SF	5.50%	9.14%	9/1/2022	9/1/2028	18,000	17,890	17,995	0.7%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.14%	9/1/2022	9/1/2028	5,243	4,773	4,767	0.2%
Drawbridge Partners, LLC (Revolver)	(19)	SF	5.50%	9.14%	9/1/2022	9/1/2028	3,130	—	—	0.0%
Einstein Parent, INC.	(10)(44)	SF	5.25%	8.91%	3/26/2025	1/22/2031	36,133	35,559	35,139	1.3%
Einstein Parent, INC. (Revolver)	(19)	SF	5.25%	8.91%	1/22/2025	1/22/2031	3,738	—	—	0.0%
Fortra, LLC	(44)	SF	6.10%	9.77%	3/12/2026	5/19/2029	4,745	4,713	3,618	0.1%
Freedom U.S. Acquisition Corporation	(8)(9)(10)(27)(44)	SF	5.75%	9.44%	9/27/2024	9/27/2030	50,299	49,636	48,732	1.8%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	9.44%	9/27/2024	9/27/2030	5,100	—	—	0.0%
Fueled Digital Media, LLC		SF	7.61%	10.23% Cash/ 1.00% PIK	11/1/2022	11/1/2027	5,657	5,620	5,218	0.2%
Fueled Digital Media, LLC		SF	7.61%	10.23% Cash/ 1.00% PIK	11/1/2022	11/1/2027	498	498	460	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	7.61%	11.23%	11/1/2022	11/1/2027	807	726	670	0.0%
Gainsight, Inc.	(8)(9)(44)	SF	5.75%	9.48%	4/1/2025	7/30/2027	27,135	27,077	27,067	1.0%
Hostaway Midco Oy	(6)(12)(37)	SF	5.25%	8.94%	2/26/2025	2/26/2031	25,000	24,704	25,000	0.9%
Hostaway Midco Oy (Delayed Draw)	(12)(19)(20)(37)	SF	5.25%	8.94%	2/26/2025	2/26/2031	5,000	—	—	0.0%
Hostaway Midco Oy (Revolver)	(12)(19)(37)	SF	5.25%	8.94%	2/26/2025	2/26/2031	4,167	—	—	0.0%
Jobnimbus Holdings, LLC	(9)(27)(44)	SF	5.25%	8.87%	12/12/2024	11/6/2030	32,000	31,637	32,000	1.2%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.87%	11/6/2024	11/6/2030	7,111	—	—	0.0%
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	8.87%	11/6/2024	11/6/2030	5,333	—	—	0.0%
Matterhorn Finco, Inc.	(12)(27)	SF	5.50%	9.23%	3/5/2026	3/5/2033	4,333	4,291	4,333	0.2%
Matterhorn Finco, Inc. (Revolver)	(12)(19)	SF	5.50%	9.23%	3/5/2026	3/5/2033	667	—	—	0.0%
Medallia, Inc.	(7)(21)	SF	6.10%	9.97%	8/15/2022	10/27/2028	15,007	14,026	6,198	0.2%
Nasuni Corporation	(9)(44)	SF	5.00%	8.73%	9/10/2024	9/10/2030	15,000	14,834	14,970	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Nasuni Corporation	(11)(44)	SF	5.00%	8.73%	3/11/2026	9/10/2030	7,813	$7,746	$7,797	0.3%
Nasuni Corporation (Revolver)	(19)	SF	5.00%	8.73%	9/10/2024	9/10/2030	3,125	—	—	0.0%
Optomi, LLC	(8)(9)	SF	5.15%	8.84%	12/13/2022	12/16/2027	5,484	5,428	5,484	0.2%
Optomi, LLC		SF	5.15%	8.88%	6/30/2026	12/16/2027	2,126	2,105	2,126	0.1%
Optomi, LLC	(7)(9)	SF	5.15%	8.84%	12/16/2021	12/16/2027	12,926	12,852	12,926	0.5%
Optomi, LLC (Revolver)	(19)	SF	5.15%	8.88%	12/16/2021	12/16/2027	3,189	61	61	0.0%
Planful, Inc.	(11)	SF	6.26%	9.95%	4/14/2026	6/28/2028	9,500	9,542	9,495	0.4%
Planful, Inc.	(11)	SF	6.26%	9.95%	4/14/2026	6/28/2028	530	533	530	0.0%
Planful, Inc.	(11)	SF	6.26%	9.95%	4/14/2026	6/28/2028	707	710	707	0.0%
Planful, Inc.	(11)	SF	6.26%	9.95%	4/14/2026	6/28/2028	1,455	1,461	1,454	0.1%
Planful, Inc.	(11)	SF	6.26%	9.95%	4/14/2026	6/28/2028	1,326	1,331	1,325	0.1%
Planful, Inc.	(11)	SF	6.26%	9.95%	4/14/2026	6/28/2028	884	889	883	0.0%
Planful, Inc. (Revolver)		SF	6.26%	9.95%	4/14/2026	6/28/2028	1,105	1,105	1,104	0.0%
Rocket Software, Inc.		SF	3.75%	7.39%	2/26/2026	11/28/2028	4,975	4,715	4,739	0.2%
Securly, Inc.	(7)	SF	7.10%	10.76%	4/20/2022	10/22/2028	3,702	3,688	3,665	0.1%
Securly, Inc.	(7)	SF	7.10%	10.83%	4/22/2021	10/22/2028	8,400	8,372	8,316	0.3%
Securly, Inc.	(7)	SF	7.10%	10.77%	4/22/2021	10/22/2028	1,938	1,938	1,919	0.1%
Securly, Inc.	(9)	SF	7.10%	10.77%	4/20/2022	10/22/2028	2,488	2,488	2,463	0.1%
Securly, Inc.	(6)(9)	SF	7.10%	10.77%	2/24/2025	10/22/2028	457	453	452	0.0%
Securly, Inc. (Revolver)		SF	7.10%	10.83%	4/22/2021	10/22/2028	1,615	1,615	1,599	0.1%
Signiant Inc.	(8)	SF	5.25%	8.91%	12/23/2024	12/23/2030	2,985	2,985	2,951	0.1%
Signiant Inc.	(11)(44)	SF	5.25%	8.94%	12/23/2024	12/23/2030	14,888	14,714	14,720	0.5%
Signiant Inc. (Revolver)	(19)	SF	5.25%	8.91%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	6.25%	5.85% Cash/ 4.25% PIK	6/16/2023	6/15/2029	3,035	2,913	2,706	0.1%
Sparq Holdings, Inc.		SF	6.25%	5.73% Cash/ 4.25% PIK	6/27/2024	6/25/2029	665	643	593	0.0%
Sparq Holdings, Inc.		SF	6.25%	5.73% Cash/ 4.25% PIK	6/16/2023	6/15/2029	680	660	606	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.48%	6/16/2023	6/15/2029	614	337	307	0.0%
Tiugo Group Holdings Corp	(10)(11)(27)(44)	SF	5.25%	8.94%	3/28/2025	3/28/2031	73,592	72,814	73,592	2.7%
Tiugo Group Holdings Corp (Delayed Draw)	(19)(20)	SF	5.25%	8.94%	3/28/2025	3/28/2031	14,718	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(19)	SF	5.25%	8.94%	3/28/2025	3/28/2031	7,359	—	—	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	8.94%	12/9/2022	12/9/2030	22,000	21,783	22,000	0.8%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.94%	12/9/2022	12/9/2030	6,947	4,956	4,956	0.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.94%	11/25/2024	12/9/2030	1,350	—	—	0.0%
Unanet, Inc. (Revolver)	(19)	SF	5.25%	8.94%	12/9/2022	12/9/2030	4,316	—	—	0.0%
Varicent Intermediate Holdings Corporation	(12)(36)	SF	6.00%	6.48% Cash/ 3.25% PIK	10/15/2025	8/22/2031	13,686	13,584	13,625	0.5%
Varicent Intermediate Holdings Corporation	(6)(12)(36)	SF	6.00%	6.48% Cash/ 3.25% PIK	8/23/2024	8/22/2031	29,238	28,943	29,108	1.1%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.00%	6.48% Cash/ 3.25% PIK	10/15/2025	8/22/2031	2,826	—	—	0.0%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.00%	6.48% Cash/ 3.25% PIK	8/23/2024	8/22/2031	2,713	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(36)	n/a	n/a	5.50%	8/23/2024	8/22/2031	5,776	—	—	0.0%
Velociti, LLC	(9)(11)	SF	5.50%	9.12%	1/13/2025	1/10/2030	11,880	11,681	11,880	0.4%
Velociti, LLC	(8)	SF	5.50%	9.12%	9/5/2025	1/10/2030	4,273	4,220	4,273	0.2%
Velociti, LLC (Revolver)	(19)	SF	5.50%	9.15%	1/13/2025	1/10/2030	3,790	1,263	1,263	0.1%
Watchguard Technologies, Inc.	(44)	SF	5.25%	8.89%	8/17/2022	6/29/2029	5,438	5,246	5,085	0.2%
ZI Intermediate II, Inc.	(6)(11)(27)(44)	SF	5.25%	8.91%	5/13/2024	11/14/2031	82,250	81,099	82,456	3.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ZI Intermediate II, Inc. (Revolver)	(19)	SF	5.25%	8.91%	11/14/2025	11/14/2031	6,958	$—	$—	0.0%
							875,722	732,404	723,405	26.7%
Media: Advertising, Printing & Publishing
Calienger Holdings, L.L.C.	(8)	SF	6.10%	9.72%	10/21/2022	10/20/2028	4,837	4,782	4,837	0.2%
Calienger Holdings, L.L.C.	(11)(27)	SF	6.10%	9.72%	11/20/2025	10/20/2028	16,900	16,574	16,900	0.6%
Calienger Holdings, L.L.C. (Delayed Draw)	(19)(20)	SF	6.10%	9.72%	11/20/2025	10/20/2028	2,831	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	6.10%	9.72%	10/21/2022	10/20/2028	909	—	—	0.0%
EverService Midco, LLC	(6)(8)(10)(11)(44)	SF	5.25%	8.87%	8/28/2024	6/28/2030	37,175	36,636	36,060	1.3%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	8.87%	6/28/2024	6/28/2030	8,919	—	—	0.0%
EverView AcquisitionCo, Inc.	(9)(44)	SF	5.00%	8.66%	9/3/2025	9/3/2031	20,750	20,568	20,749	0.8%
EverView AcquisitionCo, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.66%	9/3/2025	9/3/2031	6,385	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(19)	SF	5.00%	8.66%	9/3/2025	9/3/2031	4,788	—	—	0.0%
Gas Media Holdings, LLC	(8)(10)(27)	SF	5.00%	8.69%	4/17/2025	4/17/2031	56,430	55,719	53,256	2.0%
Gas Media Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.69%	4/17/2025	4/17/2031	12,214	—	—	0.0%
Gas Media Holdings, LLC (Revolver)	(19)	SF	5.00%	8.69%	4/17/2025	4/17/2031	5,302	265	250	0.0%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	8.77% Cash/ 2.37% PIK	12/30/2022	12/30/2028	14,103	13,900	12,448	0.5%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	8.77% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	—	—	0.0%
Narrative Strategies Acquisition, LLC	(8)(27)	SF	4.75%	8.37%	9/19/2025	7/1/2030	7,742	7,644	7,780	0.3%
Narrative Strategies Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.37%	7/1/2025	7/1/2030	3,634	—	—	0.0%
Narrative Strategies Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.37%	7/1/2025	7/1/2030	1,211	—	—	0.0%
OWL Acquisition, LLC	(6)	SF	4.75%	8.43%	4/17/2025	4/17/2032	17,120	16,936	15,749	0.6%
OWL Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.43%	4/17/2025	4/17/2032	1,568	286	263	0.0%
OWL Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.48%	4/17/2025	4/17/2032	3,403	654	602	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	7.60%	9.79% Cash/ 1.50% PIK	12/9/2022	12/9/2028	11,648	11,508	11,182	0.4%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	7.60%	9.79% Cash/ 1.50% PIK	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevant Industrial, LLC	(8)	SF	4.50%	8.23%	5/16/2025	5/16/2031	17,325	17,139	17,325	0.6%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.24%	5/16/2025	5/16/2031	7,606	2,865	2,865	0.1%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.23%	5/16/2025	5/16/2031	3,804	—	—	0.0%
Relevant Industrial, LLC (Revolver)	(19)	P	3.50%	10.25%	5/16/2025	5/16/2031	3,043	380	380	0.0%
Relevate Health Group, LLC	(6)(8)	SF	5.85%	9.47%	9/9/2024	12/31/2026	1,383	1,382	1,383	0.1%
Relevate Health Group, LLC	(7)(8)(9)	SF	5.85%	9.47%	11/20/2020	12/31/2026	3,305	3,313	3,305	0.1%
Relevate Health Group, LLC	(8)(9)	SF	5.85%	9.47%	3/28/2022	12/31/2026	5,036	5,036	5,036	0.2%
Relevate Health Group, LLC	(8)	SF	5.85%	9.47%	11/20/2020	12/31/2026	1,479	1,482	1,479	0.1%
Relevate Health Group, LLC (Revolver)	(19)	SF	5.85%	9.47%	11/20/2020	12/31/2026	1,105	—	—	0.0%
SHOOK Research, LLC	(8)(9)	SF	4.75%	8.39%	9/19/2025	7/31/2030	11,414	11,268	11,414	0.4%
SHOOK Research, LLC (Revolver)	(19)	SF	4.75%	8.39%	7/31/2025	7/31/2030	2,875	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.00%	9.64%	1/28/2020	1/28/2027	8,070	8,083	8,046	0.3%
XanEdu Publishing, Inc.	(8)	SF	6.00%	9.64%	8/31/2022	1/28/2027	3,207	3,212	3,198	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	6.00%	9.64%	1/28/2020	1/28/2027	1,719	—	—	0.0%
							313,075	239,632	234,507	8.7%
Media: Broadcasting & Subscription

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.90% PIK	2/15/2024	1/31/2028	574	$864	$1,111	0.0%
							574	864	1,111	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	(8)(9)(10)	SF	6.36%	10.01%	4/8/2025	12/4/2027	32,588	32,587	32,359	1.2%
Attom Intermediate Holdco, LLC (Delayed Draw)	(19)(20)	SF	6.36%	10.01%	4/8/2025	12/4/2027	15,276	182	181	0.0%
Attom Intermediate Holdco, LLC (Revolver)	(19)	SF	6.36%	10.01%	4/8/2025	12/4/2027	3,972	—	—	0.0%
Chess.com, LLC	(7)(8)	SF	6.10%	9.83%	12/31/2021	12/31/2027	14,582	14,555	14,582	0.5%
Chess.com, LLC (Revolver)	(19)	SF	6.10%	9.83%	12/31/2021	12/31/2027	2,065	—	—	0.0%
Crownpeak Technology, Inc.	(6)(7)(9)	SF	5.50%	9.16%	2/13/2026	12/31/2026	8,201	8,207	7,955	0.3%
STATS Intermediate Holdings, LLC	(6)	SF	7.00%	10.67%	4/9/2026	4/14/2030	7,583	7,329	7,346	0.3%
Streamland Media MidCo LLC (Delayed Draw)	(19)(20)(21)	SF	5.76%	9.49%	9/11/2025	3/30/2029	194	171	170	0.0%
Touchtunes Music Group, LLC		SF	4.75%	8.48%	6/30/2025	3/30/2029	4,707	4,666	4,323	0.2%
USLIVE OPCO, INC.	(6)	SF	5.25%	8.91%	7/2/2025	7/2/2030	9,875	9,709	9,885	0.4%
USLIVE OPCO, INC. (Revolver)	(19)	SF	5.25%	8.91%	7/2/2025	7/2/2030	2,105	—	—	0.0%
V10 Entertainment, Inc.	(6)	SF	7.10%	10.79%	6/16/2026	1/12/2028	3,194	3,215	3,194	0.1%
V10 Entertainment, Inc. (Revolver)	(19)	SF	7.10%	10.72%	4/14/2026	1/12/2028	458	73	73	0.0%
							104,800	80,694	80,068	3.0%
Retail
Rita's Franchise Company, LLC	(11)	SF	4.75%	8.37%	12/9/2024	11/15/2030	14,529	14,392	14,543	0.5%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	4.75%	8.37%	11/15/2024	11/15/2030	1,799	—	—	0.0%
							16,328	14,392	14,543	0.5%
Services: Business
A360, Inc.	(11)	SF	5.25%	8.94%	12/19/2024	12/19/2030	10,075	9,958	10,075	0.4%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	12/19/2024	12/19/2030	4,423	430	430	0.0%
A360, Inc. (Revolver)	(19)	SF	5.25%	8.91%	12/19/2024	12/19/2030	2,218	—	—	0.0%
Accelya US Inc.	(12)(40)	SF	5.25%	8.98%	9/29/2025	10/1/2032	8,358	8,205	7,480	0.3%
Aligned Exteriors Group Holdco, LLC	(11)	SF	5.25%	8.98%	12/13/2024	12/13/2029	13,790	13,616	13,693	0.5%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.25%	8.98%	12/13/2024	12/13/2029	1,667	—	—	0.0%
Ambient Enterprises Holdco, LLC	(8)(27)(44)	SF	5.50%	9.23%	2/21/2025	6/30/2030	20,448	20,214	20,500	0.8%
Ambient Enterprises Holdco, LLC	(8)(27)	SF	5.50%	9.23%	2/21/2025	6/30/2030	5,683	5,618	5,698	0.2%
Ambient Enterprises Holdco, LLC	(27)	SF	5.50%	9.23%	12/31/2024	6/30/2030	4,032	4,032	4,042	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.50%	9.23%	9/8/2025	6/30/2030	2,503	2,472	2,510	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.50%	9.23%	10/31/2025	6/30/2030	2,567	2,540	2,574	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.50%	9.23%	7/3/2025	6/30/2030	4,284	4,284	4,295	0.2%
Ambient Enterprises Holdco, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.23%	10/31/2025	6/30/2030	4,306	2,070	2,075	0.1%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.50%	9.23%	12/31/2024	12/8/2029	1,642	—	—	0.0%
Aras Corporation	(6)(8)(9)	SF	5.00%	8.73%	4/13/2021	4/13/2029	7,628	7,634	7,628	0.3%
Aras Corporation (Revolver)	(19)	SF	5.00%	8.73%	4/13/2021	4/13/2029	1,061	318	318	0.0%
ASG III, LLC	(9)(44)	SF	6.50%	10.16%	10/31/2023	10/31/2029	7,484	7,367	7,484	0.3%
ASG III, LLC	(27)(44)	SF	6.50%	10.16%	10/31/2023	10/31/2029	3,151	3,151	3,151	0.1%
ASG III, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.91%	8/30/2024	10/31/2029	18,078	12,607	12,607	0.5%
ASG III, LLC (Revolver)	(19)	SF	6.50%	10.16%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Asset Reliability Bidco, Inc.	(12)(22)	CA	5.25%	7.54%	12/1/2025	12/1/2031	11,008	11,062	11,008	0.4%
Asset Reliability Bidco, Inc.	(10)	SF	5.25%	8.91%	12/1/2025	12/1/2031	20,350	20,163	20,349	0.7%
Asset Reliability Bidco, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.91%	12/1/2025	12/1/2031	7,454	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Asset Reliability Bidco, Inc. (Revolver)	(19)	SF	5.25%	8.91%	12/1/2025	12/1/2031	2,982	$—	$—	0.0%
Bloomerang, LLC	(6)(9)(11)(44)	SF	5.50%	6.23% Cash/ 3.00% PIK	1/6/2026	12/27/2029	18,026	17,815	18,114	0.7%
Bloomerang, LLC	(6)	SF	5.50%	6.23% Cash/ 3.00% PIK	2/9/2026	12/27/2029	6,013	5,962	6,042	0.2%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	5.50%	6.23% Cash/ 3.00% PIK	12/27/2023	12/27/2029	3,200	—	—	0.0%
Bloomerang, LLC (Revolver)	(19)	SF	5.50%	6.23% Cash/ 3.00% PIK	12/27/2023	12/27/2029	3,200	—	—	0.0%
Buck Design LLC	(10)	SF	4.75%	8.37%	6/11/2025	6/2/2031	9,950	9,867	9,900	0.4%
Buck Design LLC	(6)	SF	4.75%	8.37%	6/2/2025	6/2/2031	7,843	7,843	7,804	0.3%
Buck Design LLC (Revolver)	(19)	SF	4.75%	8.39%	6/2/2025	6/2/2031	3,922	2,763	2,749	0.1%
Cdata Software, Inc.	(7)(9)(11)(44)	SF	6.00%	9.73%	7/18/2024	7/18/2030	51,950	51,402	51,950	1.9%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	9.64%	7/18/2024	7/18/2030	4,810	2,405	2,405	0.1%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	6.00%	9.73%	7/18/2024	7/18/2030	6,734	4,005	4,005	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	6.00%	9.73%	7/18/2024	7/18/2030	5,772	—	—	0.0%
ClearCapital Holdings, LLC	(6)(8)	SF	4.75%	8.48%	8/6/2025	6/30/2032	10,020	9,939	9,954	0.4%
ClearCapital Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	7/2/2025	6/30/2032	618	—	—	0.0%
ClearCapital Holdings, LLC (Revolver)	(19)	SF	4.75%	8.48%	7/2/2025	6/30/2032	1,620	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.25%	10.10%	9/15/2023	9/14/2029	36,000	35,454	36,198	1.3%
Cosmos Bidco, Inc.	(27)(44)	SF	6.25%	10.10%	9/15/2023	9/14/2029	6,750	6,750	6,787	0.2%
Cosmos Bidco, Inc.	(44)	SF	6.25%	10.10%	3/28/2025	9/14/2029	18,827	18,683	18,930	0.7%
Cosmos Bidco, Inc.	(11)	SF	6.25%	10.10%	5/17/2024	9/14/2029	4,114	4,114	4,137	0.2%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.10%	3/28/2025	9/14/2029	5,379	—	—	0.0%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.25%	10.04%	9/15/2023	9/14/2029	5,625	2,475	2,475	0.1%
E-Discovery Acquireco, LLC	(9)	SF	6.25%	9.92%	8/29/2023	8/29/2029	19,900	19,598	19,900	0.7%
E-Discovery Acquireco, LLC		SF	5.50%	9.17%	5/3/2024	8/29/2029	3,256	3,235	3,238	0.1%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	6.25%	9.92%	8/29/2023	8/29/2029	2,727	1,455	1,455	0.1%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.58%	9/21/2021	12/29/2028	13,576	13,514	13,508	0.5%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	6.85%	10.58%	9/21/2021	12/29/2028	1,056	1,056	1,050	0.0%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.58%	3/28/2024	12/29/2028	2,222	2,222	2,211	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.58%	5/4/2023	12/29/2028	1,687	1,687	1,679	0.1%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	6.85%	10.58%	5/12/2025	12/29/2028	1,922	1,922	1,912	0.1%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	6.85%	10.58%	3/31/2026	12/29/2028	1,571	544	541	0.0%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(36)	SF	6.85%	10.58%	9/21/2021	12/29/2028	2,067	—	—	0.0%
Ecotrak, LLC	(44)	SF	6.00%	9.62%	9/11/2025	9/11/2030	7,547	7,418	7,547	0.3%
Ecotrak, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.62%	9/11/2025	9/11/2030	268	—	—	0.0%
Ecotrak, LLC (Revolver)	(19)	SF	6.00%	9.62%	9/11/2025	9/11/2030	1,132	—	—	0.0%
Edustaff, LLC	(6)(9)	SF	4.75%	8.39%	12/8/2022	12/8/2027	10,844	10,744	10,844	0.4%
Edustaff, LLC	(8)	SF	4.75%	8.39%	1/30/2026	12/18/2027	1,857	1,846	1,857	0.1%
Edustaff, LLC (Revolver)	(19)	SF	4.75%	8.39%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Hart Halsey, LLC	(8)	SF	5.75%	8.44% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	7,436	7,500	0.3%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	5.75%	8.44% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	—	—	0.0%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	6/25/2025	6/25/2031	5,100	717	717	0.0%
Hart Halsey, LLC (Revolver)	(19)	SF	5.75%	8.44% Cash/ 1.00% PIK	6/25/2025	6/25/2031	2,250	1,200	1,200	0.0%
Huckabee Acquisition, LLC	(6)(8)(10)(44)	SF	5.25%	8.98%	1/16/2024	1/16/2030	29,325	28,939	29,325	1.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.25%	8.98%	1/16/2024	1/16/2030	3,913	$—	$—	0.0%
iCIMS, Inc.	(7)	SF	6.25%	9.92%	10/24/2022	8/18/2028	10,500	10,375	10,159	0.4%
Inmar, Inc.		SF	4.50%	8.23%	12/31/2025	n/a	4,925	4,937	4,337	0.2%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.50%	9.23%	12/27/2023	12/27/2029	14,625	14,436	14,581	0.5%
Interstate BidCo, LLC	(11)(44)	SF	5.50%	9.14%	12/9/2024	12/27/2029	7,064	6,987	7,043	0.3%
Interstate BidCo, LLC	(8)	SF	5.50%	9.14%	12/27/2023	12/27/2029	8,151	8,151	8,126	0.3%
Interstate BidCo, LLC	(6)(8)	SF	5.50%	9.14%	11/19/2024	12/27/2029	12,304	12,304	12,267	0.5%
Interstate BidCo, LLC	(27)	SF	5.50%	9.14%	12/10/2025	12/27/2029	10,827	10,685	10,795	0.4%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.23%	12/10/2025	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.50%	9.23%	12/27/2023	12/27/2029	3,125	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.00%	8.64%	12/9/2024	11/13/2030	9,850	9,717	9,948	0.4%
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.64%	11/14/2024	11/13/2030	799	—	—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.00%	8.64%	11/14/2024	11/13/2030	2,398	—	—	0.0%
K2 Services Venture LLC	(8)(10)(11)(27)	SF	5.25%	8.89%	11/4/2025	9/5/2031	54,522	53,911	54,522	2.0%
K2 Services Venture LLC	(8)(10)	SF	5.25%	8.89%	9/5/2025	9/5/2031	13,333	13,188	13,333	0.5%
K2 Services Venture LLC (Revolver)	(19)	SF	5.25%	8.89%	9/5/2025	9/5/2031	7,976	—	—	0.0%
Kingsley Gate Partners, LLC	(6)(8)	SF	6.65%	10.34%	12/9/2022	12/11/2028	3,483	3,459	3,483	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.34%	12/9/2022	12/11/2028	1,117	1,119	1,117	0.0%
Kingsley Gate Partners, LLC	(6)(8)	SF	6.65%	10.34%	12/9/2022	12/11/2028	1,617	1,619	1,617	0.1%
Kingsley Gate Partners, LLC (Revolver)		SF	6.65%	10.34%	12/9/2022	12/11/2028	1,440	1,442	1,440	0.1%
LJ Blueprint Buyer, LLC	(8)(44)	SF	4.75%	8.37%	5/29/2026	5/30/2033	20,451	20,248	20,247	0.7%
LJ Blueprint Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.37%	5/29/2026	5/30/2033	8,611	—	—	0.0%
LJ Blueprint Buyer, LLC (Revolver)	(19)	SF	4.75%	8.37%	5/29/2026	5/30/2033	4,306	—	—	0.0%
MYOB US Borrower, LLC	(12)(25)(35)	BB	5.25%	8.06% Cash/ 1.67% PIK	6/6/2025	5/29/2030	28,486	26,442	28,501	1.0%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	9.49%	11/15/2023	11/30/2028	12,975	12,876	12,956	0.5%
NFM & J, L.P.		SF	5.85%	9.52%	11/15/2023	11/30/2028	814	814	813	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	11.50%	11/15/2023	11/30/2028	5,273	2,812	2,808	0.1%
Northeast Contracting Company, LLC		SF	6.26%	9.92%	8/16/2024	8/16/2029	8,843	8,746	8,816	0.3%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.43%	10.14%	8/16/2024	8/16/2029	1,909	1,227	1,224	0.0%
Onix Networking Corp.	(8)	SF	5.25%	8.98%	5/9/2025	10/2/2029	4,455	4,455	4,455	0.2%
Onix Networking Corp.	(6)(8)	SF	5.25%	8.98%	10/2/2023	10/2/2029	14,625	14,443	14,625	0.5%
Onix Networking Corp. (Revolver)	(19)	SF	5.25%	8.98%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	4.75%	8.44%	12/20/2024	12/20/2030	12,838	12,688	12,934	0.5%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	12/20/2024	12/20/2030	3,008	637	642	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.48%	12/20/2024	12/20/2030	1,204	—	—	0.0%
Parkhub, Inc.	(44)	SF	6.50%	10.19%	4/9/2024	4/9/2030	16,369	16,142	16,369	0.6%
Parkhub, Inc.	(12)(23)	SF	6.00%	9.69%	4/9/2024	4/9/2030	35,807	33,764	35,539	1.3%
Parkhub, Inc.	(12)(23)	SF	6.00%	9.69%	4/9/2024	4/9/2030	3,129	3,158	3,105	0.1%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.12%	4/9/2024	4/9/2030	4,195	2,241	2,241	0.1%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.50%	10.12%	4/9/2024	4/9/2030	16,833	14,207	14,207	0.5%
Parkhub, Inc. (Revolver)	(19)	SF	5.75%	9.41%	4/9/2024	4/9/2030	6,733	2,020	2,020	0.1%
PC Pest Buyer, LLC	(6)(8)	SF	5.25%	8.91%	6/20/2024	6/20/2030	13,790	13,621	13,790	0.5%
PC Pest Buyer, LLC		SF	5.25%	8.92%	6/20/2024	6/20/2030	41,647	41,647	41,647	1.5%
PC Pest Buyer, LLC (Revolver)	(19)	SF	5.25%	8.92%	6/20/2024	6/20/2030	8,400	—	—	0.0%
PRGX Global, Inc.	(8)(11)(44)	SF	5.50%	9.19%	12/20/2024	12/20/2030	35,966	35,552	34,344	1.3%
PRGX Global, Inc. (Revolver)	(19)	SF	5.50%	9.19%	2/20/2025	12/20/2030	4,345	1,970	1,881	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Project Accelerate Parent, LLC	(8)	SF	5.25%	8.89%	2/22/2024	2/22/2031	11,638	$11,560	$11,637	0.4%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	8.89%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	6.10%	9.72%	12/8/2022	12/8/2027	8,107	6,814	5,894	0.2%
Prototek LLC (Revolver)	(19)(21)	SF	6.10%	9.72%	12/8/2022	12/8/2027	1,209	156	117	0.0%
Pursuit Buyer, LLC	(7)	SF	6.25%	8.98% Cash/ 1.00% PIK	1/5/2026	1/5/2032	14,500	14,369	14,500	0.5%
Pursuit Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.98%	1/5/2026	1/5/2032	1,615	711	711	0.0%
Pursuit Buyer, LLC (Delayed Draw)	(19)(20)	SF	6.25%	8.98% Cash/ 1.00% PIK	1/5/2026	1/5/2032	5,800	—	—	0.0%
Pursuit Buyer, LLC (Revolver)	(19)	SF	6.25%	8.98% Cash/ 1.00% PIK	1/5/2026	1/5/2032	4,350	—	—	0.0%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.89%	8/6/2024	8/6/2030	7,369	7,252	7,369	0.3%
Rampart Exterior Services Buyer, Inc.	(27)	SF	5.25%	8.89%	1/2/2026	8/6/2030	4,975	4,908	4,975	0.2%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.89%	8/6/2024	8/6/2030	7,036	7,036	7,036	0.3%
Rampart Exterior Services Buyer, Inc.	(8)	SF	5.25%	8.89%	3/12/2025	8/6/2030	5,101	5,018	5,101	0.2%
Rampart Exterior Services Buyer, Inc. (Revolver)	(19)	SF	5.25%	8.89%	8/6/2024	8/6/2030	2,679	536	536	0.0%
SDG Corporation	(8)	SF	4.50%	8.19%	10/31/2025	10/31/2031	6,000	5,933	6,000	0.2%
SDG Corporation (Delayed Draw)	(19)(20)	SF	4.50%	8.19%	10/31/2025	10/31/2031	2,727	—	—	0.0%
SDG Corporation (Revolver)	(19)	SF	4.50%	8.19%	10/31/2025	10/31/2031	2,045	—	—	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.49%	6/17/2024	9/30/2027	40,510	40,524	40,327	1.5%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.49%	6/17/2024	9/30/2027	12,577	12,581	12,520	0.5%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.49%	6/17/2024	9/30/2027	12,424	12,427	12,368	0.5%
Signal 88, LLC	(6)(8)(44)	SF	6.25%	9.87%	6/3/2024	6/3/2029	23,089	22,868	23,089	0.8%
SingleStore, Inc.	(6)(10)	SF	6.25%	9.94%	10/16/2025	10/16/2031	73,000	72,348	73,000	2.7%
SingleStore, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.94%	10/16/2025	10/16/2031	8,319	3,432	3,432	0.1%
SingleStore, Inc. (Revolver)	(19)	SF	6.25%	9.94%	10/16/2025	10/16/2031	8,488	—	—	0.0%
Sunstates Security, LLC	(8)	SF	4.50%	8.15%	8/9/2024	8/9/2030	19,800	19,582	19,784	0.7%
Sunstates Security, LLC (Delayed Draw)	(6)(19)(20)	SF	4.50%	8.15%	8/9/2024	8/9/2030	13,283	11,061	11,052	0.4%
Talent Systems, LLC	(6)	SF	5.75%	9.42%	9/30/2022	8/4/2028	6,528	6,477	6,528	0.2%
Talent Systems, LLC (Revolver)	(19)	SF	5.75%	9.42%	9/30/2022	8/4/2028	933	—	—	0.0%
Valkyrie Buyer, LLC	(6)(44)	SF	5.25%	8.98%	5/6/2024	5/6/2031	17,778	17,576	17,831	0.7%
Valkyrie Buyer, LLC	(11)	SF	5.25%	8.98%	5/6/2024	5/6/2031	2,069	2,069	2,075	0.1%
Valkyrie Buyer, LLC	(27)	SF	5.25%	8.98%	5/6/2024	5/6/2031	7,406	7,406	7,428	0.3%
Valkyrie Buyer, LLC	(27)	SF	5.25%	8.98%	11/8/2024	5/6/2031	3,317	3,317	3,327	0.1%
Valkyrie Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.98%	11/8/2024	5/6/2031	6,639	4,637	4,651	0.2%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	5.25%	8.95%	5/6/2024	5/6/2030	3,509	1,011	1,011	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc.	(27)	SF	4.25%	7.94%	12/8/2025	12/8/2031	19,551	19,371	19,475	0.7%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(19)(20)	SF	4.25%	7.94%	12/8/2025	12/8/2031	6,125	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(19)	SF	4.25%	7.94%	12/8/2025	12/8/2031	3,063	—	—	0.0%
Vhagar Purchaser, LLC	(6)(9)(44)	SF	5.50%	9.19%	6/5/2025	6/11/2031	29,333	29,333	29,333	1.1%
Vhagar Purchaser, LLC	(6)(44)	SF	5.50%	9.19%	6/5/2025	6/11/2031	13,333	13,162	13,333	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.19%	6/5/2025	6/11/2031	6,667	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	5.50%	9.19%	6/5/2025	6/11/2031	2,667	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	5.75%	9.43%	8/14/2023	8/14/2029	16,500	16,207	16,459	0.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
WPEngine, Inc. (Revolver)	(19)	SF	5.75%	9.43%	8/14/2023	8/14/2029	1,650	$—	$—	0.0%
							1,455,606	1,220,473	1,228,682	45.4%
Services: Consumer
Alta Pest Control, LLC	(27)	SF	4.75%	8.39%	11/18/2025	11/18/2031	3,980	3,926	3,986	0.1%
Alta Pest Control, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.39%	11/18/2025	11/18/2031	3,995	1,395	1,397	0.1%
Alta Pest Control, LLC (Revolver)	(19)	SF	4.75%	8.39%	11/18/2025	11/18/2031	2,000	—	—	0.0%
AMS Parent, LLC	(8)(27)	SF	5.01%	8.74%	4/8/2024	10/25/2028	15,110	14,989	14,081	0.5%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.13%	12/28/2023	6/23/2028	4,875	4,815	4,875	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.13%	7/19/2023	6/23/2028	4,875	4,818	4,875	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	5.90%	9.63%	6/24/2022	6/23/2028	14,438	14,325	14,351	0.5%
Clydesdale Holdings, LLC	(8)(11)	SF	5.90%	9.63%	6/24/2022	6/23/2028	20,539	20,539	20,416	0.8%
Clydesdale Holdings, LLC	(8)(11)	SF	5.90%	9.63%	6/20/2024	6/23/2028	8,224	8,224	8,174	0.3%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	5.90%	9.63%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	10.23%	11/8/2023	11/8/2028	8,081	7,974	7,455	0.3%
Expedited Travel, LLC (Revolver)		SF	6.61%	10.23%	11/8/2023	11/8/2028	1,500	1,500	1,384	0.1%
Express Wash Acquisition Company, LLC	(6)(8)	SF	6.25%	9.92%	4/10/2025	4/10/2031	18,566	18,412	17,777	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.25%	9.92%	4/10/2025	4/10/2031	1,103	—	—	0.0%
Innovative Artists Entertainment, LLC	(8)(27)	SF	5.50%	9.19%	3/21/2025	3/21/2031	22,083	21,810	20,553	0.8%
Innovative Artists Entertainment, LLC (Revolver)	(19)	SF	5.50%	9.19%	3/21/2025	3/21/2031	2,225	—	—	0.0%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.23%	5/13/2025	6/29/2029	2,917	2,873	2,917	0.1%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.23%	12/17/2024	6/29/2029	4,911	4,911	4,911	0.2%
Light Wave Dental Management, LLC	(8)	SF	5.50%	9.23%	7/16/2024	6/29/2029	524	514	525	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.50%	9.23%	6/30/2023	6/29/2029	26,675	26,208	26,675	1.0%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.50%	9.23%	6/30/2023	6/29/2029	4,753	4,373	4,373	0.2%
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	9.73%	11/15/2023	11/15/2030	21,273	20,978	20,709	0.8%
Mammoth Holdings, LLC		SF	6.00%	9.73%	11/15/2023	11/15/2030	5,347	5,347	5,205	0.2%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	9.73%	11/15/2023	11/15/2029	2,727	82	80	0.0%
Removery, LLC	(8)(27)	SF	8.00%	11.62%	9/8/2025	9/8/2030	12,000	11,794	12,000	0.4%
Steel City Wash, LLC	(27)	SF	5.50%	9.19%	2/21/2025	2/5/2030	13,860	13,642	13,770	0.5%
Steel City Wash, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.19%	2/5/2025	2/5/2030	3,158	—	—	0.0%
Steel City Wash, LLC (Revolver)	(19)	SF	5.50%	9.19%	2/5/2025	2/5/2030	1,579	526	523	0.0%
The Black Tux, LLC	(8)(9)(10)	SF	6.50%	10.14%	12/27/2023	12/27/2028	9,320	9,286	9,320	0.3%
The Black Tux, LLC	(6)	SF	6.50%	10.14%	12/27/2023	12/27/2028	792	792	792	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.14%	12/27/2023	12/27/2028	1,944	778	778	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.19%	11/20/2024	11/20/2030	6,250	5,693	6,288	0.2%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.19%	11/20/2024	11/20/2030	19,128	17,427	19,242	0.7%
The Gersh Agency, LLC	(11)	SF	6.25%	9.94%	12/13/2024	11/20/2030	6,337	6,251	6,370	0.2%
The Gersh Agency, LLC	(11)	SF	6.25%	9.94%	12/13/2024	11/20/2030	13,415	13,234	13,486	0.5%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.94%	11/20/2024	11/20/2030	12,270	2,761	2,775	0.1%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.24%	11/20/2024	11/20/2030	2,856	1,647	1,713	0.1%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	9.94%	11/20/2024	11/20/2030	5,059	3,243	3,243	0.1%
Ultra Clean Holdco LLC	(10)(11)	SF	5.25%	8.94%	7/16/2024	7/1/2030	20,580	20,317	20,467	0.8%
Ultra Clean Holdco LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.94%	7/16/2024	7/1/2030	7,442	3,692	3,672	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.25%	8.94%	7/16/2024	7/1/2030	3,000	—	—	0.0%
Vanterra Holdings, LLC	(6)	SF	4.25%	7.91%	8/8/2025	8/8/2031	10,500	10,408	10,458	0.4%
Vanterra Holdings, LLC	(6)(8)	SF	4.25%	7.91%	8/8/2025	8/8/2031	21,000	21,000	20,917	0.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	7.98%	8/8/2025	8/8/2031	21,000	$14,154	$14,098	0.5%
Vanterra Holdings, LLC (Revolver)	(19)	SF	4.25%	7.98%	8/8/2025	8/8/2031	6,300	—	—	0.0%
							403,034	344,658	344,631	12.8%
Telecommunications
American Broadband and Telecommunications Company LLC	(6)(21)(28)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	4,065	3,288	1,447	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)(21)(28)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	1,500	313	138	0.0%
AppLogic Networks OpCo I LLC		SF	6.00%	4.66% Cash/ 5.00% PIK	3/3/2025	3/3/2030	732	684	620	0.0%
Archtop Fiber Intermediate LLC		SF	6.25%	9.87%	4/1/2025	4/1/2030	21,993	21,643	21,992	0.8%
Archtop Fiber Intermediate LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.87%	4/1/2025	4/1/2030	33,722	14,662	14,662	0.5%
MB Purchaser, LLC	(8)(10)	SF	4.75%	8.42%	1/3/2024	1/3/2030	14,662	14,475	14,644	0.5%
MB Purchaser, LLC	(8)	SF	4.75%	8.42%	1/3/2024	1/3/2030	12,308	12,308	12,293	0.5%
MB Purchaser, LLC	(8)	SF	4.75%	8.42%	10/28/2025	1/3/2030	5,474	5,428	5,467	0.2%
MB Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.42%	10/28/2025	1/3/2030	3,213	—	—	0.0%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.42%	1/3/2024	1/3/2030	3,785	—	—	0.0%
Patagonia Holdco LLC	(8)(12)	SF	5.75%	9.40%	8/5/2022	8/1/2029	14,438	12,991	11,000	0.4%
							115,892	85,792	82,263	3.0%
Transportation: Cargo
Dusk Acquisition II Corporation	(8)(10)	SF	6.00%	9.73%	7/12/2024	7/12/2029	7,784	7,682	7,784	0.3%
Dusk Acquisition II Corporation	(8)	SF	6.00%	9.73%	11/29/2024	7/12/2029	10,466	10,321	10,466	0.4%
Epika Fleet Services, Inc.	(8)(11)(27)	SF	5.25%	8.98%	5/20/2025	4/17/2031	49,931	49,407	49,932	1.8%
Epika Fleet Services, Inc.	(10)	SF	5.25%	8.98%	6/5/2025	4/17/2031	13,217	13,149	13,217	0.5%
Epika Fleet Services, Inc.	(11)(27)	SF	5.25%	8.98%	4/17/2025	4/17/2031	17,998	17,998	17,998	0.7%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	5.25%	8.98%	4/17/2025	4/17/2031	9,936	—	—	0.0%
Fiasco Enterprises, LLC	(8)	SF	6.36%	9.98%	10/29/2025	5/6/2027	35,235	34,832	35,428	1.3%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	6.36%	9.98%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Keystone Purchaser, LLC		SF	6.18%	9.91%	4/14/2026	5/7/2027	2,390	2,397	2,372	0.1%
Randys Holdings, Inc.	(6)(7)(9)	SF	5.00%	8.64%	11/1/2022	11/1/2029	16,449	16,235	16,449	0.6%
Randys Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.64%	11/1/2022	11/1/2029	5,615	5,561	5,561	0.2%
Randys Holdings, Inc. (Revolver)	(19)	SF	5.00%	8.64%	11/1/2022	11/1/2029	2,273	256	256	0.0%
							173,044	157,838	159,463	5.9%
Transportation: Consumer
Honk Technologies, Inc.	(8)	SF	5.00%	8.69%	3/19/2026	3/3/2031	4,000	3,942	4,000	0.1%
Honk Technologies, Inc. (Revolver)	(19)	SF	5.00%	8.69%	3/3/2026	3/3/2031	500	—	—	0.0%
							4,500	3,942	4,000	0.1%
Wholesale
IF & P Holdings Company, LLC	(6)	SF	5.73%	9.46%	10/6/2022	10/3/2028	23,031	22,778	22,734	0.8%
IF & P Holdings Company, LLC	(6)	SF	6.10%	9.83%	5/25/2023	10/3/2028	6,467	6,357	6,431	0.2%
IF & P Holdings Company, LLC		SF	5.35%	9.08%	7/30/2024	10/3/2028	1,090	1,081	1,068	0.0%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.73%	9.46%	10/6/2022	10/3/2028	5,296	1,766	1,743	0.1%
Palmdale Oil Company LLC	(8)	SF	4.75%	8.48%	12/18/2025	12/12/2031	5,627	5,607	5,641	0.2%
Palmdale Oil Company LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	12/18/2025	12/12/2031	4,348	—	—	0.0%
							45,859	37,589	37,617	1.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							5,956,653	4,988,420	4,955,366	182.9%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	15.62%	11/3/2023	11/3/2026	1,000	$1,000	$998	0.0%
							1,000	1,000	998	0.0%
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.06%	5/25/2022	5/25/2028	16,900	16,787	16,837	0.6%
ASG II, LLC	(6)	SF	6.40%	10.06%	5/25/2022	5/25/2028	2,535	2,536	2,525	0.1%
							19,435	19,323	19,362	0.7%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							20,435	20,323	20,360	0.7%

Junior Secured Loans
Automotive
First Brands Group, LLC	(21)	P	6.00%	12.75% PIK	10/2/2025	n/a	11,749	10,547	13	0.0%
First Brands Group, LLC	(21)	SF	7.00%	10.61% PIK	10/2/2025	n/a	34,751	28,495	39	0.0%
First Brands Group, LLC	(21)	SF	10.61%	14.23% PIK	12/11/2023	12/29/2028	14,436	13,903	16	0.0%
							60,936	52,945	68	0.0%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	10.13% PIK	3/31/2025	8/11/2027	1,787	1,823	855	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	10.25% PIK	10/30/2024	8/11/2027	4,860	4,962	—	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	n/a	3/31/2025	8/11/2027	84	84	—	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	6.13% Cash/ 4.00% PIK	3/31/2025	8/11/2027	5,297	4,973	5,529	0.2%
Adept AG Holdings, LLC	(21)	SF	6.15%	9.88% PIK	3/31/2025	8/11/2027	1,484	1,473	708	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	10.00% PIK	10/30/2024	8/11/2027	4,038	4,013	—	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	n/a	3/31/2025	8/11/2027	68	68	—	0.0%
Adept AG Holdings, LLC	(21)	SF	6.20%	5.88% Cash/ 4.00% PIK	3/31/2025	8/11/2027	4,402	4,015	4,596	0.2%
							22,020	21,411	11,688	0.4%
Construction & Building
601 Lafayette Mezz LLC	(12)	SF	9.50%	13.11%	7/17/2024	2/9/2028	20,500	20,500	20,695	0.8%
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	9.50%	13.12%	7/17/2024	2/9/2028	20,500	9,142	9,228	0.3%
Jesse Studio Mezz, LLC	(12)	SF	13.10%	16.75%	6/7/2024	6/7/2027	40,458	40,458	38,949	1.4%
Sundy Village West Mezz Borrower, LLC	(12)	SF	10.25%	13.86%	12/21/2023	1/15/2027	37,349	37,349	37,798	1.4%
Sundy Village West Mezz Borrower, LLC	(12)	SF	11.50%	15.11% PIK	12/21/2023	1/15/2029	15,784	15,784	16,068	0.6%
							134,591	123,233	122,738	4.5%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	10.26%	14.01% PIK	6/18/2024	6/18/2029	751	751	751	0.0%
							751	751	751	0.0%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	7.76%	11.43%	4/26/2019	3/12/2029	1,882	1,596	808	0.0%
Avison Young (USA) Inc.	(12)(21)(36)	SF	7.76%	11.41%	4/26/2019	3/12/2029	642	526	140	0.0%
KT Naples UB LLC	(12)	SF	12.00%	17.00%	4/8/2024	10/8/2026	9,865	9,865	9,960	0.4%
Maltese Diplomat Owner 100 LLC (Delayed Draw)	(12)(19)(20)	SF	10.97%	14.72%	3/11/2025	4/9/2028	50,589	50,565	50,565	1.9%
RC & CY New Orleans Sole Member, LLC	(12)	SF	9.00%	12.62%	3/20/2025	4/10/2028	30,000	29,814	30,072	1.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	10/28/2025	10/1/2026	1,683	1,688	1,683	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	3,239	3,249	3,239	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	952	955	952	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	21,011	$21,011	$21,011	0.8%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	3,635	3,635	3,635	0.1%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	6,521	6,522	6,521	0.2%
Witkoff/Monroe 700 JV LLC	(12)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	4,470	4,471	4,470	0.2%
							134,489	133,897	133,056	4.9%
High Tech Industries
Angel Lux Bidco S.A.R.L.	(6)(9)(12)(38)(44)	SF	5.25%	8.89%	3/25/2026	2/26/2033	25,000	24,772	25,000	0.9%
Angel Lux Bidco S.A.R.L. (Delayed Draw)	(12)(19)(20)(38)	SF	5.25%	8.89%	2/26/2026	2/26/2033	2,710	—	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	1,358	968	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	592	599	737	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	605	603	753	0.1%
							30,265	26,942	26,490	1.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	1,114	477	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	350	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	133	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	214	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	7/31/2023	1/31/2028	1,173	513	34	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	7/31/2023	1/31/2028	355	155	10	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	9/8/2023	1/31/2028	618	270	18	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.93% PIK	7/31/2023	1/31/2028	925	396	—	0.0%
							4,882	2,110	62	0.0%
Media: Diversified & Production
Streamland Media MidCo LLC	(21)	SF	5.76%	9.49%	6/30/2025	3/30/2029	916	907	902	0.1%
Streamland Media MidCo LLC	(21)	SF	6.76%	10.49%	6/30/2025	3/30/2029	881	872	345	0.0%
Streamland Media MidCo LLC (Revolver)	(21)	SF	5.76%	9.49%	4/11/2025	3/30/2029	132	131	129	0.0%
							1,929	1,910	1,376	0.1%
Retail
Forman Mills, Inc.	(21)	n/a	n/a	5.00% PIK	4/14/2026	6/20/2028	1,308	1,054	1,060	0.0%
							1,308	1,054	1,060	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							391,171	364,253	297,289	10.9%

Equity Securities (14)(15)(16)
Aerospace & Defense
Air Transport Components Acquisition, LLC (820,817 Class A common units)		—	—	—	7/15/2025	n/a	—	863	956	0.0%
								863	956	0.0%
Automotive
Lifted Trucks Holdings, LLC (269,841 Class A shares)	(17)	—	—	—	8/2/2021	n/a	—	366	541	0.0%
								366	541	0.0%
Banking
MV Receivables II, LLC (3,280 shares of common stock)	(12)(17)	—	—	—	7/29/2021	n/a	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.8% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
Caputo Cheese Interco Corp. (2,777,778 Class A units)		n/a	n/a	8.00% PIK	6/30/2025	n/a	—	$2,778	$2,803	0.1%
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	n/a	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	n/a	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	n/a	—	8	—	0.0%
								2,967	2,803	0.1%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	n/a	—	650	—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	n/a	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	n/a	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	n/a	—	—	—	0.0%
Tavoron Buyer Corp. (2,609,734 units)		—	—	—	1/22/2025	n/a	—	2,610	2,930	0.1%
								3,373	2,930	0.1%
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
Valudor Products LLC (501,014 Class A-1 units)	(17)	n/a	n/a	10.00% PIK	4/14/2026	n/a	—	—	—	0.0%
								—	—	0.0%
Construction & Building
FR Panther Intermediate, LLC (146,186 Class A-1 units)	(45)	—	—	—	1/23/2026	n/a	—	1,462	1,456	0.1%
Harlem Acquisition, LLC (6,095,244 Class A units)		—	—	—	11/7/2024	n/a	—	6,095	6,529	0.2%
MEI Buyer LLC (2,453 units)		—	—	—	6/29/2023	n/a	—	2,880	9,028	0.3%
Mooring Primary, LLC (2,687 preferred units)		—	—	—	4/1/2025	n/a	—	2,687	2,664	0.1%
Mooring Primary, LLC (2,689 common units)		—	—	—	4/1/2025	n/a	—	3	—	0.0%
Premier Roofing L.L.C. (20 Class A preferred units)		—	—	—	3/25/2026	n/a	—	198	198	0.0%
Premier Roofing L.L.C. (198 Class B common units)		—	—	—	3/25/2026	n/a	—	2,465	14	0.0%
								15,790	19,889	0.7%
Consumer Goods: Durable
Independence Buyer, Inc. (251 Class A units)		—	—	—	8/3/2021	n/a	—	170	—	0.0%
Independence Buyer, Inc. (1,291 Class B units)		—	—	—	9/5/2025	n/a	—	—	—	0.0%
								170	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Thrasio, LLC (47,646 shares of common stock)		—	—	—	6/18/2024	n/a	—	$1,812	$—	0.0%
								1,812	—	0.0%
Containers, Packaging & Glass
Key Container Borrower, LLC (555,556 units)	(46)	—	—	—	2/17/2026	n/a	—	556	543	0.0%
								556	543	0.0%
Energy: Oil & Gas
Talos Energy Inc. (12,138 shares of common stock)	(6)(12)(29)	—	—	—	3/4/2024	n/a	—	132	157	0.0%
								132	157	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	10/19/2020	3/17/2028	—	118	102	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.3% of the equity)		—	—	—	10/19/2021	3/17/2028	—	36	72	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	n/a	—	640	640	0.1%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	n/a	—	—	522	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	n/a	—	892	314	0.0%
								1,686	1,650	0.1%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	n/a	—	1,600	1,543	0.1%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)	—	—	—	4/29/2022	n/a	—	1,127	1,366	0.1%
Tax Protection BuyCo, LLC (1,159 common units)	(17)	—	—	—	4/1/2025	n/a	—	1,159	1,272	0.0%
								3,886	4,181	0.2%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(36)	n/a	n/a	12.50% PIK	9/1/2022	n/a	—	2,037	—	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(36)	—	—	—	9/1/2022	n/a	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	n/a	—	420	268	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	n/a	—	1,667	—	0.0%
Witkoff/Monroe 700 JV LLC (5,133 preferred units)	(12)(17)	—	—	—	7/2/2021	n/a	—	4,778	11,945	0.4%
								10,136	12,213	0.4%
Healthcare & Pharmaceuticals
Bluesight, Inc. (563 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	n/a	—	563	563	0.0%
Bluesight, Inc. (301,475 Class B common units)		—	—	—	7/17/2023	n/a	—	17	436	0.0%
Caravel Autism Health, LLC (3,781 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	n/a	—	3,782	2,695	0.1%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	n/a	—	—	—	0.0%
Dorado Acquisition, Inc. (721,705 Class A-1 units)		—	—	—	6/30/2021	n/a	—	789	795	0.0%
Dorado Acquisition, Inc. (721,705 Class A-2 units)		—	—	—	6/30/2021	n/a	—	37	195	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	$—	$—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	—	0.0%
Forest Buyer, LLC (1,156 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	n/a	—	501	525	0.0%
Forest Buyer, LLC (1,156 Class B units)	(17)	—	—	—	3/15/2024	n/a	—	196	527	0.0%
GBP CSTA Buyer LLC (1,454,566 Class A units)	(17)	—	—	—	11/18/2025	n/a	—	1,455	1,455	0.1%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	n/a	—	1,186	551	0.0%
NationsBenefits, LLC (490,587 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	n/a	—	4,238	6,951	0.3%
NationsBenefits, LLC (433,334 common units)	(17)	—	—	—	8/20/2021	n/a	—	1,374	3,250	0.1%
NBPT Acquisition LLC (4,421 preferred units)	(43)	—	—	—	3/3/2025	n/a	—	4,421	3,816	0.1%
NQ PE Project Colosseum Midco Inc. (1,691,747 common units)		—	—	—	10/4/2022	n/a	—	1,470	249	0.0%
Ossio, Inc. (30,279 warrant shares)		—	—	—	1/20/2026	1/21/2036	—	—	103	0.0%
Seran BioScience, LLC (31,237 common units)		—	—	—	7/30/2024	n/a	—	390	466	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.5% of the equity)		—	—	—	12/29/2023	12/29/2033	—	9	116	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	n/a	—	18,310	20,119	0.8%
Xpress Wellness, LLC (886 Series C units)		—	—	—	10/14/2025	n/a	—	760	1,228	0.1%
								39,498	44,040	1.6%
High Tech Industries
Arcserve Cayman Opco LP (217,105 Class A common units)		—	—	—	3/16/2021	n/a	—	11,702	2,837	0.1%
Arcserve Cayman Opco LP (404,412 Class B common units)		—	—	—	1/2/2024	n/a	—	1,342	5,285	0.2%
Arcserve Cayman GP LLC (217,105 Class A common units)		—	—	—	1/2/2024	n/a	—	—	—	0.0%
Arcserve Cayman GP LLC (404,412 Class B common units)		—	—	—	1/2/2024	n/a	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(33)	—	—	—	12/13/2024	n/a	—	4,177	4,257	0.2%
Cloud for Good, LLC (5,000,000 common units)		—	—	—	3/21/2025	n/a	—	5,000	4,400	0.2%
Douglas Holdings, Inc. (631,435 Class A common units)		—	—	—	8/27/2024	n/a	—	626	606	0.0%
Drawbridge Partners, LLC (782,607 Class A-1 units)		—	—	—	9/1/2022	n/a	—	804	1,012	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	n/a	—	792	799	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	n/a	—	278	653	0.0%
Planful, Inc. (35,791 Class B units)		—	—	—	4/14/2026	n/a	—	38	40	0.0%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	4/14/2026	n/a	—	1,094	1,119	0.1%
Recorded Future, Inc. (120,729 Class A units)		—	—	—	7/3/2019	n/a	—	1	—	0.0%
Sparq Holdings, Inc. (900,000 common units)		—	—	—	6/15/2023	n/a	—	600	—	0.0%
Sparq Holdings, Inc. (125,581 Series A preferred units)		—	—	—	9/19/2025	n/a	—	84	—	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	n/a	—	1,623	2,772	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	n/a	—	6,076	6,076	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	n/a	—	$1,849	$4,156	0.2%
								36,086	34,012	1.3%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	n/a	—	385	1,147	0.1%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	n/a	—	568	420	0.0%
Gas Media Holdings, LLC (4,790 shares of common stock)		—	—	—	4/17/2025	n/a	—	4,790	2,818	0.1%
InMobi Pte, Ltd. (48,983 shares of common stock)	(12)(39)	—	—	—	5/22/2026	n/a	—	1,254	895	0.0%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	n/a	—	417	401	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	n/a	—	5	167	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	n/a	—	369	16	0.0%
Relevant Industrial, LLC (4,877,048 units)		—	—	—	5/16/2025	n/a	—	4,877	6,239	0.2%
Relevate Health Group, LLC (136 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	n/a	—	136	136	0.0%
Relevate Health Group, LLC (136 Class B common units)		—	—	—	11/20/2020	n/a	—	32	179	0.0%
Relevate Health Group, LLC (20 Class X common units)		—	—	—	11/14/2024	n/a	—	5	26	0.0%
Relevate Health Group, LLC (20 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	n/a	—	20	20	0.0%
SHOOK Research, LLC (1,483,871 Class A units)	(17)	—	—	—	7/31/2025	n/a	—	1,484	1,475	0.1%
Spherix Global Inc. (64 Class A-2 units)		—	—	—	6/10/2024	n/a	—	69	84	0.0%
Spherix Global Inc. (415 Class A units)		—	—	—	12/22/2021	n/a	—	333	—	0.0%
XanEdu Publishing, Inc. (114,583 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	n/a	—	153	172	0.0%
								14,897	14,195	0.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (2,590,000 Class A units)		—	—	—	7/31/2023	n/a	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (304,538 Class A common units)	(17)	—	—	—	4/14/2026	n/a	—	331	325	0.0%
Chess.com, LLC (7 Class A units)	(17)	—	—	—	12/31/2021	n/a	—	258	379	0.0%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	n/a	—	1,205	—	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)		—	—	—	4/14/2026	n/a	—	99	109	0.0%
								1,893	813	0.0%
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	n/a	—	887	1,045	0.0%
APCO Worldwide, Inc. (100 Class A voting common stock)		—	—	—	4/14/2026	n/a	—	848	837	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	n/a	—	1,999	2,424	0.1%
ecMarket Inc. and Conexiom US Inc. (18,328 Class C preferred shares)	(12)(36)	—	—	—	5/12/2025	n/a	—	32	44	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 Class B preferred shares)	(12)(36)	—	—	—	9/21/2021	n/a	—	723	130	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ecotrak, LLC (14,350,614 Series B Preferred Units)	(17)	—	—	—	4/9/2024	n/a	—	$14,245	$15,622	0.6%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	n/a	—	591	1,362	0.1%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	n/a	—	799	799	0.0%
Northeast Contracting Company, LLC (7,429,462 Class A-2 units)	(17)	—	—	—	8/16/2024	n/a	—	7,453	7,204	0.3%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	n/a	—	2,000	2,772	0.1%
Parkhub, Inc. (1,178,344 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	n/a	—	1,683	1,790	0.1%
Pursuit Buyer, LLC (5,800 Class A-1 units)		—	—	—	1/5/2026	n/a	—	580	587	0.0%
Rampart Exterior Services Buyer, Inc. (3,967 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	n/a	—	3,967	4,775	0.2%
SingleStore, Inc. ($9,359 equity commitment)		—	—	—	10/14/2025	n/a	9,359	9,359	9,546	0.4%
SIRVA Worldwide Inc. (1,126 Class A common shares)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
SIRVA Worldwide Inc. (259 Class A preferred shares)		—	—	—	4/14/2026	n/a	—	246	242	0.0%
Skillsoft Corp. (1,308 Class A shares)	(12)(29)	—	—	—	6/11/2021	n/a	—	508	6	0.0%
								45,920	49,185	1.9%
Services: Consumer
Express Wash Acquisition Company, LLC (66,144 Class A common units)	(17)	—	—	—	11/15/2023	n/a	—	—	—	0.0%
Express Wash Acquisition Company, LLC (66 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	n/a	—	35	—	0.0%
Express Wash Acquisition Company, LLC (311,150 Class B common units)	(17)	—	—	—	11/15/2023	n/a	—	—	—	0.0%
Express Wash Acquisition Company, LLC (311 Class B preferred units)	(17)	—	—	—	11/15/2023	n/a	—	170	1	0.0%
Express Wash Acquisition Company, LLC (78 Class A-1 preferred units)	(17)	—	—	—	4/10/2025	n/a	—	69	22	0.0%
IDIG Parent, LLC (438,866 shares of common stock)	(17)	—	—	—	1/4/2021	n/a	—	389	298	0.0%
IDIG Parent, LLC (45,610 Class X units)	(17)	—	—	—	6/23/2025	n/a	—	69	85	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment funded)	(17)(41)	—	—	—	3/21/2025	n/a	—	2,445	2,390	0.1%
Kar Wash Holdings, LLC (17,988 preferred units)		—	—	—	4/14/2026	n/a	—	66	66	0.0%
Kar Wash Holdings, LLC (99,807 Class A units)		—	—	—	4/14/2026	n/a	—	334	333	0.0%
Light Wave Dental Management, LLC (321,105 Class A units)	(17)	—	—	—	6/30/2023	n/a	—	3,225	3,255	0.1%
								6,802	6,450	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.6% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	—	0.0%
AppLogic Networks OpCo I LLC (28,198 common units)	(6)	—	—	—	3/3/2025	n/a	—	893	97	0.0%
								977	97	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (2,642,563 common units)		—	—	—	3/13/2026	n/a	—	4,017	3,803	0.1%
								4,017	3,803	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Consumer
Honk Technologies, Inc. (2,162,162 Class A units)		n/a	n/a	8.00% PIK	3/3/2026	n/a	—	$2,162	$2,162	0.1%
								2,162	2,162	0.1%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	n/a	—	3,508	3,508	0.1%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	n/a	—	996	33,460	1.3%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	n/a	—	—	309	0.0%
								4,504	37,277	1.4%
Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	n/a	—	1,567	575	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	n/a	—	11	—	0.0%
Nearly Natural, Inc. (152,174 Class A units)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)		—	—	—	4/14/2026	n/a	—	15	15	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)		—	—	—	4/14/2026	n/a	—	110	109	0.0%
								1,703	699	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								202,509	238,596	8.7%
Total Non-Controlled/Non-Affiliate Company Investments								$5,575,505	$5,511,611	203.2%

Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(19)(20)(21)	SF	8.76%	12.51% PIK	6/21/2024	12/31/2027	2,033	2,096	2,456	0.1%
							2,033	2,096	2,456	0.1%
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(19)	SF	5.61%	9.26%	4/14/2026	12/31/2026	636	127	127	0.0%
							636	127	127	0.0%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.		SF	5.50%	9.12%	9/22/2025	9/22/2030	6,816	6,698	6,816	0.3%
Engineered Metal Solutions, Inc.		SF	5.50%	9.12%	4/24/2026	9/22/2030	7,247	7,107	7,247	0.3%
Engineered Metal Solutions, Inc.		SF	5.50%	9.12%	4/24/2026	9/22/2030	865	857	865	0.0%
Engineered Metal Solutions, Inc. (Revolver)	(19)	SF	5.50%	9.12%	9/22/2025	9/22/2030	1,737	66	66	0.0%
Jumpstart Holdco, Inc. (Revolver)	(21)	SF	5.60%	9.22%	7/16/2025	6/30/2029	727	697	755	0.0%
							17,392	15,425	15,749	0.6%
Environmental Industries
Baystate Sewage Disposal, LLC	(8)	SF	6.00%	9.62%	6/30/2025	12/31/2030	4,367	4,293	4,367	0.2%
Baystate Sewage Disposal, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.63%	6/30/2025	12/31/2030	1,264	986	986	0.0%
Baystate Sewage Disposal, LLC (Revolver)	(19)	SF	6.00%	9.63%	6/30/2025	12/31/2030	1,011	—	—	0.0%
							6,642	5,279	5,353	0.2%
FIRE: Real Estate
American Community Homes, Inc.		SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	14,440	8,594	8,431	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
American Community Homes, Inc.		SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	7,105	$4,229	$4,148	0.2%
American Community Homes, Inc.		SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	875	521	511	0.0%
American Community Homes, Inc.		SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	3,219	1,916	1,879	0.1%
American Community Homes, Inc.		SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	5,959	3,546	3,479	0.1%
American Community Homes, Inc.		SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	28	17	17	0.0%
American Community Homes, Inc.		SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	137	81	80	0.0%
American Community Homes, Inc. (Revolver)	(19)	SF	0.11%	3.76% PIK	4/14/2026	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(12)(28)(47)	P	9.46%	16.21% PIK	4/14/2026	n/a	13,242	13,515	13,554	0.5%
HFZ Capital Group LLC	(12)(28)(47)	P	9.46%	16.21% PIK	4/14/2026	n/a	4,758	4,856	4,869	0.2%
MC Asset Management (Corporate), LLC	(12)(47)	SF	15.00%	18.69% PIK	4/14/2026	1/26/2029	14,545	14,629	14,545	0.5%
MC Asset Management (Corporate), LLC	(12)(47)	SF	15.00%	18.69% PIK	4/14/2026	1/26/2029	4,335	4,359	4,335	0.2%
							71,143	56,263	55,848	2.1%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	9.98%	4/25/2024	4/25/2029	10,094	9,966	10,094	0.4%
Summit Professional Education, LLC		SF	6.36%	9.98%	7/17/2025	4/25/2029	3,999	3,936	4,024	0.1%
Summit Professional Education, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.89%	7/17/2025	4/25/2029	7,357	589	592	0.0%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	9.98%	4/25/2024	4/25/2029	1,471	638	638	0.0%
Whistler Parent Holdings III, Inc.		SF	6.85%	10.52% PIK	5/28/2024	6/2/2028	4,093	4,098	4,093	0.2%
Whistler Parent Holdings III, Inc. (Revolver)		SF	6.85%	10.49% PIK	10/25/2024	6/2/2028	5,276	5,276	5,276	0.2%
							32,290	24,503	24,717	0.9%
High Tech Industries
ClearlyRated Capital, LLC		SF	6.50%	10.12%	4/21/2025	4/21/2030	1,421	1,398	1,422	0.1%
ClearlyRated Capital, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.15%	4/21/2025	4/21/2030	1,077	287	287	0.0%
							2,498	1,685	1,709	0.1%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.11%	9.73%	9/21/2022	9/21/2027	3,500	3,471	3,500	0.1%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.11%	9.73%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(7)	SF	7.86%	11.48%	10/6/2023	10/6/2028	12,188	11,913	12,188	0.5%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	11.51%	10/6/2023	10/6/2028	1,984	893	893	0.0%
							18,040	16,277	16,581	0.6%
Services: Consumer
YBR OZ ECE, LLC	(8)	SF	5.86%	9.48%	1/23/2025	1/23/2030	1,980	1,951	1,983	0.1%
YBR OZ ECE, LLC (Delayed Draw)	(19)(20)	SF	5.86%	9.48%	1/23/2025	1/23/2030	2,494	894	896	0.0%
YBR OZ ECE, LLC (Revolver)	(19)	SF	5.86%	9.48%	1/23/2025	1/23/2030	375	—	—	0.0%
							4,849	2,845	2,879	0.1%
Transportation: Cargo
FLEET Response, LLC		SF	5.15%	8.87% PIK	3/25/2026	3/25/2029	8,851	8,851	8,851	0.3%
FLEET Response, LLC (Revolver)	(19)	SF	5.15%	8.87% PIK	3/25/2026	3/25/2029	1,897	253	253	0.0%
SheerTrans Solutions, LLC		SF	8.11%	11.76% PIK	7/29/2022	7/29/2028	6,009	5,981	6,009	0.2%
SheerTrans Solutions, LLC		SF	8.11%	11.76% PIK	2/15/2024	7/29/2028	1,716	1,698	1,716	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	11.76% PIK	7/29/2022	7/29/2028	1,506	—	—	0.0%
							19,979	16,783	16,829	0.6%
Total Non-Controlled/Affiliate Senior Secured Loans							175,502	141,283	142,248	5.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Junior Secured Loans
Automotive
BTR Opco LLC	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	2,541	1,758	280	0.0%
BTR Opco LLC	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	13,087	8,716	—	0.0%
							15,628	10,474	280	0.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (Delayed Draw)	(19)(20)(21)	SF	2.10%	5.72% PIK	12/23/2025	6/30/2029	8,225	4,572	5,898	0.2%
							8,225	4,572	5,898	0.2%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	10.52% PIK	10/25/2024	6/2/2028	36,581	33,291	15,986	0.6%
							36,581	33,291	15,986	0.6%
Total Non-Controlled/Affiliate Junior Secured Loans							60,434	48,337	22,164	0.8%

Equity Investments (15)(16)(18)
Aerospace & Defense
MC Aviation Limited (commitment to purchase up to 40.0% of the equity)		—	—	—	9/4/2025	n/a	—	22,809	25,812	1.0%
								22,809	25,812	1.0%
Automotive
BTR Opco LLC (863 Class A common units)		—	—	—	6/21/2024	n/a	—	639	—	0.0%
								639	—	0.0%
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(17)	—	—	—	4/14/2026	n/a	—	2,812	2,476	0.1%
								2,812	2,476	0.1%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (9,181 Class A units)		—	—	—	9/22/2025	n/a	—	9,181	11,778	0.4%
Jumpstart Holdco, Inc. (188,000 Class A common units)		—	—	—	12/23/2025	n/a	—	23,636	—	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	n/a	—	1,567	—	0.0%
								34,384	11,778	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)		n/a	n/a	8.00% PIK	6/30/2025	n/a	—	$8,842	$8,752	0.3%
								8,842	8,752	0.3%
FIRE: Finance
MC Voyager SPV II LLC ($26,440 of $45,000 equity commitment funded)	(12)(42)	—	—	—	3/28/2025	n/a	—	26,440	26,440	1.0%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	n/a	—	53,255	63,807	2.4%
Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment funded)	(12)(31)	—	—	—	6/13/2024	n/a	—	6,902	6,902	0.3%
								86,597	97,149	3.7%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(12)(17)(47)	—	—	—	4/14/2026	n/a	—	—	—	0.0%
Residential Homes for Rent LLC (1,208,942 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	n/a	—	5,217	5,277	0.2%
Residential Homes for Rent LLC (warrant to purchase up to 2.6% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	512	1,691	0.1%
								5,729	6,968	0.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,758,065 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	n/a	—	2,377	3,134	0.1%
Familia Dental Group Holdings, LLC (1,525 Class A units)	(17)	—	—	—	4/14/2026	n/a	—	2,623	2,357	0.1%
Summit Professional Education, LLC (19,762 Class A units)	(17)	—	—	—	4/25/2024	n/a	—	19,761	19,992	0.7%
Whistler Parent Holdings III, Inc. (630,178 Series A preferred stock)		—	—	—	10/25/2024	n/a	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (140,958 Series B preferred stock)		—	—	—	10/25/2024	n/a	—	—	—	0.0%
								24,761	25,483	0.9%
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	n/a	—	7,093	7,213	0.3%
								7,093	7,213	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	n/a	—	3,408	6,520	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	n/a	—	14,676	19,561	0.7%
								18,084	26,081	0.9%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	n/a	—	6,875	6,875	0.3%
								6,875	6,875	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
FLEET Response, LLC (177,011 common units)		—	—	—	3/25/2026	n/a	—	$3,670	$3,508	0.0%
FLEET Response, LLC (177,011 preferred units)		—	—	—	3/25/2026	n/a	—	1,770	2,655	0.0%
FLEET Response, LLC (46,462 Series A preferred units)	(17)	n/a	n/a	10.00% PIK	12/30/2024	n/a	—	—	—	0.0%
FLEET Response, LLC (838,077 common units)	(17)	—	—	—	1/12/2022	n/a	—	—	—	0.0%
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	(17)	—	—	—	2/15/2024	n/a	—	3,042	5,020	0.2%
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	(17)	—	—	—	7/11/2025	n/a	—	4,692	7,742	0.3%
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(17)	—	—	—	7/29/2022	n/a	—	9,192	—	0.0%
								22,366	18,925	0.7%
Total Non-Controlled/Affiliate Equity Investments								240,991	237,512	8.9%
Total Non-Controlled/Affiliate Company Investments								$430,611	$401,924	15.0%

Controlled Affiliate Company Investments (30)
Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	11,700	11,700	11,462	0.4%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,387	4,387	4,740	0.2%
SFR Holdco 2, LLC	(12)	n/a	n/a	8.00%	10/24/2024	10/23/2029	8,044	8,044	7,491	0.3%
							24,131	24,131	23,693	0.9%
Total Controlled Affiliate Junior Secured Loans							24,131	24,131	23,693	0.9%

Equity Investments
FIRE: Real Estate
SFR Holdco, LLC (38.3% of equity commitments)	(12)	—	—	—	8/6/2021	n/a	—	11,758	13,618	0.5%
SFR Holdco 2, LLC (38.3% of equity commitments)	(12)	—	—	—	10/24/2024	n/a	—	5,453	5,571	0.2%
								17,211	19,189	0.7%
Total Controlled Affiliate Equity Investments								17,211	19,189	0.7%
Total Controlled Affiliate Company Investments								$41,342	$42,882	1.6%

TOTAL INVESTMENTS								$6,047,458	$5,956,417	219.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$190	AUD	291	Bannockburn Global Forex, LLC	7/3/2026	$(12)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	9/11/2026	(15)
Foreign currency forward contract	$183	AUD	283	Bannockburn Global Forex, LLC	10/2/2026	(12)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/11/2026	(14)
Foreign currency forward contract	$176	AUD	273	Bannockburn Global Forex, LLC	1/5/2027	(13)
Foreign currency forward contract	$208	AUD	321	Bannockburn Global Forex, LLC	3/11/2027	(14)
Foreign currency forward contract	$168	AUD	262	Bannockburn Global Forex, LLC	4/5/2027	(14)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/11/2027	(14)
Foreign currency forward contract	$167	AUD	263	Bannockburn Global Forex, LLC	7/2/2027	(15)
Foreign currency forward contract	$213	AUD	328	Bannockburn Global Forex, LLC	9/13/2027	(14)
Foreign currency forward contract	$168	AUD	266	Bannockburn Global Forex, LLC	10/5/2027	(16)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/13/2027	(14)
Foreign currency forward contract	$167	AUD	266	Bannockburn Global Forex, LLC	1/5/2028	(17)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	3/13/2028	(14)
Foreign currency forward contract	$167	AUD	268	Bannockburn Global Forex, LLC	4/5/2028	(20)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/13/2028	(14)
Foreign currency forward contract	$19,945	AUD	32,268	Bannockburn Global Forex, LLC	7/5/2028	(2,381)
Foreign currency forward contract	$250	CAD	347	Bannockburn Global Forex, LLC	7/5/2028	5
Foreign currency forward contract	$217	CAD	298	Bannockburn Global Forex, LLC	7/3/2026	7
Foreign currency forward contract	$96	CAD	139	Bannockburn Global Forex, LLC	7/6/2026	(2)
Foreign currency forward contract	$317	CAD	443	Bannockburn Global Forex, LLC	10/5/2026	5
Foreign currency forward contract	$346	CAD	484	Bannockburn Global Forex, LLC	1/5/2027	5
Foreign currency forward contract	$339	CAD	474	Bannockburn Global Forex, LLC	4/5/2027	5
Foreign currency forward contract	$344	CAD	481	Bannockburn Global Forex, LLC	7/6/2027	5
Foreign currency forward contract	$8,831	CAD	12,777	Bannockburn Global Forex, LLC	8/16/2027	(170)
Foreign currency forward contract	$252	CAD	348	Bannockburn Global Forex, LLC	10/5/2027	6
Foreign currency forward contract	$253	CAD	351	Bannockburn Global Forex, LLC	1/4/2028	6
Foreign currency forward contract	$250	CAD	348	Bannockburn Global Forex, LLC	4/4/2028	5
Foreign currency forward contract	$252	CAD	351	Bannockburn Global Forex, LLC	10/3/2028	5
Foreign currency forward contract	$11,206	CAD	15,629	Bannockburn Global Forex, LLC	1/3/2029	197
Foreign currency forward contract	$373	EUR	354	Bannockburn Global Forex, LLC	7/6/2026	(31)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	8/10/2026	—
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	(31)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	11/10/2026	—
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	(31)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	2/10/2027	1
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	(29)
Foreign currency forward contract	$56	EUR	49	Bannockburn Global Forex, LLC	5/10/2027	1
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	(29)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	8/10/2027	1
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	(29)
Foreign currency forward contract	$59	EUR	51	Bannockburn Global Forex, LLC	11/10/2027	1
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	(30)
Foreign currency forward contract	$60	EUR	52	Bannockburn Global Forex, LLC	2/10/2028	1
Foreign currency forward contract	$57	EUR	49	Bannockburn Global Forex, LLC	5/10/2028	1
Foreign currency forward contract	$2,906	EUR	2,500	Bannockburn Global Forex, LLC	8/10/2028	49
Foreign currency forward contract	$124	GBP	93	Bannockburn Global Forex, LLC	7/3/2026	—
Foreign currency forward contract	$328	GBP	254	Bannockburn Global Forex, LLC	7/6/2026	(10)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$124	GBP	94	Bannockburn Global Forex, LLC	10/5/2026	$—
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(12)
Foreign currency forward contract	$137	GBP	104	Bannockburn Global Forex, LLC	1/5/2027	(1)
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(11)
Foreign currency forward contract	$133	GBP	101	Bannockburn Global Forex, LLC	4/5/2027	(1)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(11)
Foreign currency forward contract	$134	GBP	102	Bannockburn Global Forex, LLC	7/5/2027	(1)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(12)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	10/5/2027	(1)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	1/5/2028	(1)
Foreign currency forward contract	$133	GBP	102	Bannockburn Global Forex, LLC	4/5/2028	(2)
Foreign currency forward contract	$87	GBP	66	Bannockburn Global Forex, LLC	7/5/2028	(1)
Foreign currency forward contract	$5,581	GBP	4,274	Bannockburn Global Forex, LLC	10/4/2028	(86)
						$(2,839)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), Bank Bill Swap Rate ("BBSW" or "BB"), Sterling Overnight Index Average Rate ("SONIA" or "SN"), Canadian Overnight Repo Rate Average ("CORRA" or "CA"), or Euro Interbank Offered Rate ("Euribor" or "EU"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, BBSW, SONIA, CORRA, or EU, as applicable, and the current contractual interest rate in effect at June 30, 2026. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2026 represented 219.8% of the Company’s net assets or 95.7% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee (see Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,709,662 as of June 30, 2026.
(6)    All or a portion of this security was held in MC Income Plus Financing SPV LLC (“SPV”) as collateral for the Company’s secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(7)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (“2022 Issuer”) as collateral for the Company’s asset-backed securitization (the “2022 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(8)    All or a portion of this security was held in MC Income Plus Financing SPV II LLC (“SPV II”) as collateral for the Company’s senior secured credit facility (the “SPV II Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(9)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (“2023 Issuer”) as collateral for the Company’s asset-backed securitization (the “2023 ABS”). (See Note 7 in the accompanying notes to the consolidated financial statements).
(10)    All or a portion of this security was held in MC Income Plus Financing SPV III LLC (“SPV III”) as collateral for the Company’s secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA (see Note 7 in the accompanying notes to the consolidated financial statements).
(11)    All or a portion of this security was held in MC Income Plus Financing SPV IV LLC (“SPV IV”) as collateral for the Company’s secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(12)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets totaled 14.0% of the Company’s total assets.
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
June 30, 2026
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
(19)    All or a portion of this commitment was unfunded at June 30, 2026. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of June 30, 2026, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
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
(26)    The investment is subject to a servicing agreement whereby the Company earns a pooled effective yield of 14.3%.
(27)    All or a portion of this security was held in MC Income Plus Financing SPV V LLC ("SPV V") as collateral for the Company's secured revolving credit facility (the "SPV V Credit Facility") with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(28)    This is a demand note with no stated maturity.
(29)    The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(30)    As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(31)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $34,952 for a total commitment of $41,855.
(32)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(33)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(34)    Reserved.
(35)    The headquarters of this portfolio company is located in Australia.
(36)    The headquarters of this portfolio company is located in Canada.
(37)    The headquarters of this portfolio company is located in Finland.
(38)    The headquarters of this portfolio company is located in Luxembourg.
(39)    The headquarters of this portfolio company is located in Singapore.
(40)    The headquarters of this portfolio company is located in United Kingdom.
(41)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,091 for a total commitment of $3,536.
(42)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $18,560 for a total commitment of $45,000.
(43)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $884.
(44)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding III, LLC (“2025 Issuer”) as collateral for the Company’s asset-backed securitization (the “2025 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
(45)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $760.
(46)    As of June 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $556.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2026
(in thousands, except for shares and units)
(47)    Prior to the Asset Purchase, as defined in Note 1, the investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB Portfolio, LLC ("Member RB") were restructured during 2021. As part of the restructuring of HFZ, a 15.9% equity interest in MC Asset Management (Corporate), LLC ("Corporate") was obtained. As part of the Member RB restructuring, the loan in Member RB was exchanged for a promissory note in MC Asset Management (Industrial), LLC ("Industrial"). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, $4,758 of principal of the loan to HFZ was participated as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860 – Transfers and Servicing because the sale did not meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. As a result, the full investment in HFZ continues to be reflected but the loan has been split into two investments. A portion of the contractual interest has been recorded based on expected future cash flows.
(48)    This investment represents a note convertible to preferred shares of the borrower.
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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Finance
MC Voyager SPV II LLC ($20,522 of $45,000 equity commitment funded)	(12)(44)	—	—	—	3/28/2025	—	—	$20,522	$20,522	0.7%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	—	—	53,255	60,650	2.1%
Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment funded)	(12)(31)	—	—	—	6/13/2024	—	—	6,902	6,902	0.3%
								80,679	88,074	3.1%
FIRE: Real Estate
SFR Holdco, LLC (24.4% of equity commitments)	(12)	—	—	—	8/6/2021	—	—	6,825	8,669	0.3%
SFR Holdco 2, LLC (24.4% of equity commitments)	(12)	—	—	—	10/24/2024	—	—	3,412	3,464	0.1%
								10,237	12,133	0.4%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC (19,762 Class A units)	(17)	—	—	—	4/25/2024	—	—	19,761	18,138	0.6%
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								19,761	18,138	0.6%
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	—	—	7,093	7,626	0.3%
								7,093	7,626	0.3%
Services: Business
Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	—	—	3,408	5,504	0.2%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	—	—	14,676	18,148	0.6%
								18,084	23,652	0.8%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	—	—	6,875	6,875	0.2%
								6,875	6,875	0.2%
Transportation: Cargo
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	(17)	—	—	—	2/15/2024	—	—	3,042	4,747	0.2%
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	(17)	—	—	—	7/11/2025	—	—	4,692	7,320	0.3%
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(17)	—	—	—	7/29/2022	—	—	9,192	—	0.0%
								16,926	12,067	0.5%
Total Non-Controlled/Affiliate Equity Investments								224,561	208,727	7.3%
Total Non-Controlled/Affiliate Company Investments								$343,639	$308,170	10.9%

TOTAL INVESTMENTS								$5,913,363	$5,819,755	205.6%

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
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
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
(6)    All or a portion of this security was held in MC Income Plus Financing SPV LLC (“SPV”) as collateral for the Company’s secured revolving credit facility (the “SPV Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(7)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding, LLC (“2022 Issuer”) as collateral for the Company’s asset-backed securitization (the “2022 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
(8)    All or a portion of this security was held in MC Income Plus Financing SPV II LLC (“SPV II”) as collateral for the Company’s senior secured credit facility (the “SPV II Credit Facility”) with KeyBank National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
(9)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding II, LLC (“2023 Issuer”) as collateral for the Company’s asset-backed securitization (the “2023 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
(10)    All or a portion of this security was held in MC Income Plus Financing SPV III LLC (“SPV III”) as collateral for the Company’s secured revolving credit facility (the “SPV III Credit Facility”) with Goldman Sachs Bank USA (see Note 7 in the accompanying notes to the consolidated financial statements).
(11)    All or a portion of this security was held in MC Income Plus Financing SPV IV LLC (“SPV IV”) as collateral for the Company’s secured revolving credit facility (the “SPV IV Credit Facility”) with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
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
(27)    All or a portion of this security was held in MC Income Plus Financing SPV V LLC ("SPV V") as collateral for the Company's secured revolving credit facility (the "SPV V Credit Facility") with Capital One, National Association (see Note 7 in the accompanying notes to the consolidated financial statements).
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
(46)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding III, LLC (“2025 Issuer”) as collateral for the Company’s asset-backed securitization (the “2025 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
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
The Company has formed the following wholly-owned subsidiaries, each for the purpose of entering into a debt facility. See Note 7 for additional information on each debt facility.

Wholly-Owned Subsidiary	Date of Formation of Wholly-Owned Subsidiary	Debt Facility
MC Income Plus Financing SPV LLC (“SPV”)	March 12, 2019	Senior secured revolving credit facility (the “SPV Credit Facility”)
MC Income Plus Financing SPV II LLC (“SPV II”)	December 20, 2022	Secured term credit facility (the “SPV II Credit Facility”)
MC Income Plus Financing SPV III LLC (“SPV III”)	January 24, 2024	Senior secured revolving credit facility (the “SPV III Credit Facility”)
MC Income Plus Financing SPV IV LLC ("SPV IV")	May 31, 2024	Senior secured revolving credit facility (the “SPV IV Credit Facility”)
MC Income Plus Financing SPV V LLC ("SPV V")	January 9, 2025	Senior secured revolving credit facility (the “SPV V Credit Facility”)
Monroe Capital Income Plus ABS Funding, LLC (“2022 Issuer”)	April 7, 2022	Asset-backed securitization (the “2022 ABS”)
Monroe Capital Income Plus ABS Funding II, LLC (“2023 Issuer”)	September 15, 2023	Asset-backed securitization (the “2023 ABS”)
Monroe Capital Income Plus ABS Funding III, LLC ("2025 Issuer")	November 19, 2025	Asset-backed securitization (the "2025 ABS")
On April 14, 2026 (the "Closing Date"), the Company completed the previously announced purchase of the assets ("Asset Purchase") of Monroe Capital Corporation, a Maryland corporation (“MRCC”). The Asset Purchase was completed pursuant to the terms of the Asset Purchase Agreement ("Asset Purchase Agreement") among the Company, MRCC and MC Advisors. Pursuant to the Asset Purchase Agreement, on the Closing Date, the Company delivered to MRCC an aggregate purchase price of approximately $335,275, equal to the fair value of the Purchased Assets (as defined in the Asset Purchase Agreement) as of April 11, 2026, at which time MRCC sold to the Company all of its investment assets and the Company assumed certain liabilities with respect to such assets. See Note 6 for additional information on the Asset Purchase.

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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate a portfolio company in which it has invested other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including SPV, SPV II, SPV III, SPV IV, SPV V, 2022 Issuer, 2023 Issuer and 2025 Issuer, (the "Non-Taxable Subsidiaries") and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”, and together with the Non-Taxable Subsidiaries, the "Subsidiaries") in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company had determined that none of its portfolio company investments qualify for consolidation including its interests in its controlled affiliate company investments. See further description of the Company’s controlled affiliate company investments in Note 3 and Note 5.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2026, the Company received return of capital distributions from its equity investments of $13 and $195, respectively. For the three and six months ended June 30, 2025, the Company received return of capital distributions from its equity investments of zero and $251, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $68,206 and $58,606 as of June 30, 2026 and December 31, 2025, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2026 totaled $20,319 and $23,813, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2025 totaled $12,499 and $26,040, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2026	2025
Interest income	$133,852	$120,227
PIK interest income	5,391	5,676
Dividend income (1)	3,877	1,409
Other income	805	375
Prepayment gain (loss)	1,648	1,955
Accretion of discounts and amortization of premiums	3,285	3,645
Total investment income	$148,858	$133,287

	Six months ended June 30,
	2026	2025
Interest income	$266,798	$224,126
PIK interest income	9,959	8,821
Dividend income (2)	7,788	1,890
Other income	3,381	830
Prepayment gain (loss)	2,686	3,279
Accretion of discounts and amortization of premiums	7,843	7,771
Total investment income	$298,455	$246,717
_________________________________________
(1)During the three months ended June 30, 2026 and 2025, dividend income includes PIK dividends of $959 and $467, respectively.
(2)During the six months ended June 30, 2026 and 2025, dividend income includes PIK dividends of $1,517 and $896, respectively.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of June 30, 2026 and December 31, 2025, there were 19 and 17 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $71,370 and $67,693 at June 30, 2026 and December 31, 2025, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Distributions
Until October 2025, the Board declared and the Company paid distributions on a quarterly basis. In order to align with monthly share issuances, beginning in October 2025, to the extent that the Company has taxable income available, and subject to approval by the Board, the Company intends to make monthly distributions to its stockholders. Distributions to stockholders are recorded on the applicable record date. All distributions will be paid at the discretion of the Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, the Company's distribution rates and payment frequency may vary from time to time.
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Prior to November 4, 2025, shares issued under the DRIP were issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the NAV per share as of the most recent effective date on which shares are issued to our investors in the closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances. See Note 9 for additional information on the Company’s distributions and Second Amended and Restated DRIP.
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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of June 30, 2026, the Company held cash denominated in foreign currencies of AUD 684 ($473 in U.S. Dollars), EUR 326 ($372 in U.S. Dollars) and GBP 189 ($251 in U.S. Dollars). As of December 31, 2025, the Company held cash denominated in foreign currency of AUD 1,229 ($820 in U.S. Dollars), EUR 728 ($855 in U.S. Dollars) and GBP 375 ($505 in U.S. Dollars).

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of June 30, 2026 and December 31, 2025, restricted cash and cash equivalents consisted of the following:

	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents:
SPV	$20,957	$19,465
SPV II	41,982	34,572
SPV III	8,292	9,746
SPV IV	11,647	13,552
SPV V	9,450	10,618
2022 Issuer	28,830	27,684
2023 Issuer	6,033	10,820
2025 Issuer	8,263	20,574
Total restricted cash and cash equivalents	$135,454	$147,031
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2026 and December 31, 2025, the Company had unamortized debt issuance costs of $33,233 and $30,656, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and six months ended June 30, 2026 was $2,764 and $5,202, respectively. Amortization of debt issuance costs for the three and six months ended June 30, 2025 was $2,289 and $5,142, respectively.
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
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company's capital gain exceeds the Company's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2026, the Company recorded a net expense on the consolidated statements of operations of $42 and $115, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company recorded a net expense on the consolidated statements of operations of $8 and $383, respectively, for U.S. federal excise tax. As of June 30, 2026 and December 31, 2025, the Company recorded an accrual for U.S. federal excise taxes of $115 and $290, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2026, the Company recorded a net expense of $251 and $205, respectively, on the consolidated statements of operations for these Subsidiaries. For both the three and six months ended June 30, 2025, the Company recorded a net expense of $28 on the consolidated statements of operations for these Subsidiaries. As of June 30, 2026 and December 31, 2025, there were payables of $25 and zero for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2026. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2026, except as otherwise disclosed in Note 14.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Amortized Cost:
Senior secured loans	$5,129,703	84.9%	$5,109,431	86.4%
Unitranche secured loans	20,323	0.3	35,221	0.6
Junior secured loans	436,721	7.2	361,428	6.1
Equity investments	460,711	7.6	407,283	6.9
Total	$6,047,458	100.0%	$5,913,363	100.0%

	June 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$5,097,614	85.6%	$5,090,861	87.4%
Unitranche secured loans	20,360	0.3	35,414	0.6
Junior secured loans	343,146	5.8	277,025	4.8
Equity investments	495,297	8.3	416,455	7.2
Total	$5,956,417	100.0%	$5,819,755	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2026		December 31, 2025
Amortized Cost:
United States:
Midwest	$1,136,773	18.8%	$1,093,220	18.5%
Northeast	1,362,846	22.5	1,337,031	22.6
Northwest	75,707	1.3	106,019	1.8
Southeast	1,608,784	26.6	1,431,430	24.2
Southwest	624,875	10.3	602,184	10.2
West	996,440	16.5	1,075,499	18.3
International	242,033	4.0	267,980	4.4
Total	$6,047,458	100.0%	$5,913,363	100.0%

	June 30, 2026		December 31, 2025
Fair Value:
United States:
Midwest	$1,037,355	17.4%	$1,007,605	17.3%
Northeast	1,372,631	23.0	1,345,901	23.1
Northwest	75,688	1.3	108,809	1.9
Southeast	1,644,829	27.6	1,471,723	25.3
Southwest	605,685	10.2	578,702	9.9
West	980,373	16.5	1,044,597	18.0
International	239,856	4.0	262,418	4.5
Total	$5,956,417	100.0%	$5,819,755	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Amortized Cost:
Aerospace & Defense	$46,743	0.8%	$41,610	0.7%
Automotive	141,136	2.3	132,579	2.2
Banking	54,004	0.9	46,932	0.8
Beverage, Food & Tobacco	146,619	2.4	146,450	2.5
Capital Equipment	214,674	3.6	278,579	4.7
Chemicals, Plastics & Rubber	59,603	1.0	53,586	0.9
Construction & Building	306,665	5.1	275,448	4.7
Consumer Goods: Durable	82,844	1.4	87,104	1.5
Consumer Goods: Non-Durable	76,966	1.3	87,121	1.5
Containers, Packaging & Glass	78,795	1.3	57,824	1.0
Energy: Oil & Gas	132	0.0 *	132	0.0 *
Environmental Industries	48,944	0.8	101,103	1.7
FIRE: Finance	407,087	6.7	395,159	6.7
FIRE: Real Estate	267,327	4.4	170,649	2.9
Healthcare & Pharmaceuticals	934,223	15.4	831,390	14.1
High Tech Industries	804,210	13.3	765,255	12.9
Hotels, Gaming & Leisure	—	—	95	0.0 *
Media: Advertising, Printing & Publishing	254,529	4.2	327,320	5.4
Media: Broadcasting & Subscription	4,084	0.1	3,448	0.1
Media: Diversified & Production	84,497	1.4	92,892	1.5
Retail	15,446	0.3	14,448	0.2
Services: Business	1,320,077	21.8	1,276,711	21.6
Services: Consumer	361,180	6.0	341,755	5.8
Telecommunications	86,769	1.4	129,104	2.2
Transportation: Cargo	201,004	3.3	211,690	3.6
Transportation: Consumer	6,104	0.1	—	—
Utilities: Electric	4,504	0.1	4,504	0.1
Wholesale	39,292	0.6	40,475	0.7
Total	$6,047,458	100.0%	$5,913,363	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$49,259	0.8%	$40,434	0.7%
Automotive	68,156	1.2	61,039	1.0
Banking	47,619	0.8	40,681	0.7
Beverage, Food & Tobacco	150,690	2.5	145,549	2.5
Capital Equipment	203,876	3.4	272,138	4.7
Chemicals, Plastics & Rubber	60,254	1.0	53,692	0.9
Construction & Building	311,135	5.2	282,687	4.9
Consumer Goods: Durable	55,590	0.9	54,861	0.9
Consumer Goods: Non-Durable	71,894	1.2	80,235	1.4
Containers, Packaging & Glass	77,039	1.3	57,516	1.0
Energy: Oil & Gas	157	0.0 *	133	0.0 *
Environmental Industries	48,067	0.8	100,594	1.7
FIRE: Finance	413,583	7.0	401,245	6.9
FIRE: Real Estate	269,533	4.5	173,367	3.0
Healthcare & Pharmaceuticals	925,140	15.5	822,082	14.1
High Tech Industries	792,829	13.3	768,219	13.2
Hotels, Gaming & Leisure	—	—	122	0.0 *
Media: Advertising, Printing & Publishing	248,702	4.2	324,332	5.6
Media: Broadcasting & Subscription	1,173	0.0 *	523	0.0 *
Media: Diversified & Production	82,257	1.4	88,577	1.5
Retail	15,603	0.3	14,624	0.3
Services: Business	1,339,891	22.5	1,299,308	22.3
Services: Consumer	360,835	6.1	338,841	5.8
Telecommunications	82,360	1.4	122,038	2.1
Transportation: Cargo	199,020	3.3	201,888	3.5
Transportation: Consumer	6,162	0.1	—	—
Utilities: Electric	37,277	0.6	36,030	0.6
Wholesale	38,316	0.7	39,000	0.7
Total	$5,956,417	100.0%	$5,819,755	100.0%
_______________________________________________________
*Represents an amount less than 0.1%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests the Company utilizes to determine if any of the Company's Control investments, as defined in the 1940 Act, including those unconsolidated portfolio companies defined as Control investments in which the Company does not own greater than 50% of the voting securities nor have the right to maintain greater than 50% of the board representation, are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the fair value of the Company's investment in the Control investment by the fair value of the Company's total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control investment for the period being tested by the absolute value of the Company's change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require the Company to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control investments in which the Company owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary. The Company does not own greater than 50% of the voting securities of, nor hold the right to maintain greater than 50% of the board representation of, any of its Control investments; accordingly, no Control investment constitutes a majority-owned subsidiary for which separate audited financial statements would be required under Rule 3-09.
As of June 30, 2026, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests. As of December 31, 2025, the Company did not have Control investments.
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
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to enable the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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
As of June 30, 2026, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements
June 30, 2026	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$5,097,614	$5,097,614
Unitranche secured loans	—	—	20,360	20,360
Junior secured loans	—	—	343,146	343,146
Equity investments	163	—	495,134	495,297
Total investments, at fair value	$163	$—	$5,956,254	$5,956,417
Foreign currency forward contracts asset (liability)	$—	$(2,839)	$—	$(2,839)

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$5,090,861	$5,090,861
Unitranche secured loans	—	—	35,414	35,414
Junior secured loans	—	—	277,025	277,025
Equity investments	145	—	416,310	416,455
Total investments, at fair value	$145	$—	$5,819,610	$5,819,755
Foreign currency forward contracts asset (liability)	$—	$(3,172)	$—	$(3,172)
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company's investment portfolio ranged from 5.50% to 18.69% at June 30, 2026 and 5.75% to 18.75% at December 31, 2025. The maturity dates on the loans outstanding at June 30, 2026 range between July 2026 and May 2033.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2026:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of March 31, 2026	$5,029,403	$18,159	$320,109	$436,689	$5,804,360
Net realized gain (loss) on investments	(23,403)	—	(2,677)	(2,835)	(28,915)
Net change in unrealized gain (loss) on investments	(8,413)	(5)	(5,816)	34,943	20,709
Purchases of investments and other adjustments to cost (1)	446,027	2,206	40,706	39,930	528,869
Proceeds from principal payments and sales of investments (2)	(347,375)	—	(19,397)	(1,997)	(368,769)
Reclassifications (3)	1,375	—	10,221	(11,596)	—
Balance as of June 30, 2026	$5,097,614	$20,360	$343,146	$495,134	$5,956,254

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2025	$5,090,861	$35,414	$277,025	$416,310	$5,819,610
Net realized gain (loss) on investments	(34,917)	—	(2,942)	(2,790)	(40,649)
Net change in unrealized gain (loss) on investments	(14,233)	(156)	(10,322)	27,260	2,549
Purchases of investments and other adjustments to cost (1)	772,420	2,224	93,126	52,608	920,378
Proceeds from principal payments and sales of investments (2)	(700,862)	(17,122)	(23,962)	(3,688)	(745,634)
Reclassifications (3)	(15,655)	—	10,221	5,434	—
Balance as of June 30, 2026	$5,097,614	$20,360	$343,146	$495,134	$5,956,254
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2026, attributable to Level 3 investments still held at June 30, 2026, was $8,683 and $(9,334), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2025, attributable to Level 3 investments still held at June 30, 2025, was $(9,034) and $(10,596), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and six months ended June 30, 2026 or 2025.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of June 30, 2026:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$3,457,925		Discounted cash flow	EBITDA multiples	11.3x	5.0x	36.0x
				Market yields	10.3%	7.5%	24.5%
Senior secured loans	1,312,010		Discounted cash flow	Revenue multiples	6.6x	0.6x	11.3x
				Market yields	9.7%	7.8%	22.5%
Senior secured loans	54,357		Enterprise value	Revenue multiples	2.3x	0.3x	5.8x
Senior secured loans	48,898		Enterprise value	EBITDA multiples	8.6x	2.5x	12.5x
Senior secured loans	18,545		Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	8,314		Liquidation	Probability weighting of alternative outcomes	45.2%	44.0%	79.4%
Unitranche secured loans	19,362		Discounted cash flow	Revenue multiples	4.8x	4.8x	4.8x
				Market yields	12.1%	12.1%	12.1%
Unitranche secured loans	998		Discounted cash flow	Market yields	16.4%	16.4%	16.4%
Junior secured loans	229,006		Discounted cash flow	EBITDA multiples	8.0x	8.0x	8.0x
				Market yields	14.8%	12.2%	21.2%
Junior secured loans	58,578		Enterprise value	EBITDA multiples	8.4x	4.8x	12.5x
Junior secured loans	36,185		Discounted cash flow	Revenue multiples	5.7x	0.2x	8.0x
				Market yields	11.1%	9.2%	25.3%
Junior secured loans	18,362		Enterprise value	Revenue multiples	5.1x	0.6x	5.8x
Equity investments	392,179		Enterprise value	EBITDA multiples	11.0x	5.9x	17.3x
Equity investments	98,556		Enterprise value	Revenue multiples	3.9x	0.3x	10.0x
Equity investments	4,302		Option pricing model	Volatility	39.5%	24.0%	59.0%
Total Level 3 Assets	$5,757,577	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $198,677 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$350,710	$350,710	$627,266	$627,266
SPV Credit Facility	328,503	328,503	97,515	97,515
SPV II Credit Facility	686,210	686,210	568,316	568,316
SPV III Credit Facility	159,882	159,882	148,568	148,568
SPV IV Credit Facility	252,234	252,234	172,753	172,753
SPV V Credit Facility	224,260	224,260	123,361	123,361
2022 ABS	196,224	193,131	234,697	234,604
2023 ABS	207,725	209,201	207,239	210,271
2025 ABS	412,251	410,178	411,711	411,711
July 2028 Notes	41,565	41,936	41,476	42,096
November 2028 Notes	99,440	100,788	99,324	101,232
December 2028 Notes	99,440	100,831	99,324	101,279
July 2029 Notes	155,123	156,171	154,981	156,242
September 2029 Notes	47,730	47,720	47,686	47,699
July 2030 Notes	159,459	161,302	159,290	161,679
Total Debt	$3,420,756	$3,423,057	$3,193,507	$3,204,592
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	3,423,057	3,204,592
Total Debt	$3,423,057	$3,204,592

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2026 and 2025 were as follows:

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2026
Non-controlled affiliate company investment:
American Community Homes, Inc.	$—	$—	$8,458	$—	$136	$—	$—	$(163)	$8,431
American Community Homes, Inc.	—	—	4,162	—	67	—	—	(81)	4,148
American Community Homes, Inc.	—	—	513	—	8	—	—	(10)	511
American Community Homes, Inc.	—	—	1,885	—	31	—	—	(37)	1,879
American Community Homes, Inc.	—	—	3,490	—	56	—	—	(67)	3,479
American Community Homes, Inc.	—	—	16	—	1	—	—	—	17
American Community Homes, Inc.	—	—	80	—	1	—	—	(1)	80
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	—	—	18,604	—	300	—	—	(359)	18,545

Ascent Midco, LLC (2,758,065 Class A units)	—	726	1,651	—	—	—	—	757	3,134
	—	726	1,651	—	—	—	—	757	3,134

Baystate Sewage Disposal, LLC	4,389	—	—	(22)	—	9	—	(9)	4,367
Baystate Sewage Disposal, LLC (Delayed Draw)	126	—	860	—	—	—	—	—	986
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	8,926	—	—	—	—	—	—	(174)	8,752
	13,441	—	860	(22)	—	9	—	(183)	14,105

BTR Opco LLC	395	—	66	—	—	—	—	(181)	280
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,478	—	861	—	—	—	—	117	2,456
BTR Opco LLC (863 Class A common units)	—	—	—	—	—	—	—	—	—
	1,873	—	927	—	—	—	—	(64)	2,736

ClearlyRated Capital, LLC	1,427	—	—	(8)	—	4	—	(1)	1,422
ClearlyRated Capital, LLC (Delayed Draw)	—	—	287	—	—	—	—	—	287
ClearlyRated Capital, LLC (7,093,224 Class A units)	7,626	—	—	—	—	—	—	(413)	7,213
	9,053	—	287	(8)	—	4	—	(414)	8,922

Engineered Metal Solutions, Inc.	6,850	—	—	(34)	—	13	—	(13)	6,816
Engineered Metal Solutions, Inc.	—	—	7,102	—	—	5	—	140	7,247
Engineered Metal Solutions, Inc. (Delayed Draw)	—	—	857	—	—	—	—	8	865
Engineered Metal Solutions, Inc. (Revolver)	—	—	190	(124)	—	—	—	—	66
Engineered Metal Solutions, Inc. (9,181 Class A units)	7,633	—	1,768	—	—	—	—	2,377	11,778
	14,483	—	9,917	(158)	—	18	—	2,512	26,772

Familia Dental Group Holdings, LLC (1,525 Class A units)	—	—	2,623	—	—	—	—	(266)	2,357
	—	—	2,623	—	—	—	—	(266)	2,357

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2026
FLEET Response, LLC	$—	$8,851	$—	$—	$—	$—	$—	$—	$8,851
FLEET Response, LLC (Revolver)	—	379	—	(126)	—	—	—	—	253
FLEET Response, LLC (177,011 common units)	—	3,670	—	—	—	—	—	(162)	3,508
FLEET Response, LLC (177,011 preferred units)	—	—	1,770	—	—	—	—	885	2,655
	—	12,900	1,770	(126)	—	—	—	723	15,267

HFZ Capital Group LLC	—	—	13,515	—	—	—	—	39	13,554
HFZ Capital Group LLC	—	—	4,856	—	—	—	—	13	4,869
	—	—	18,371	—	—	—	—	52	18,423

Jumpstart Holdco, Inc. (Delayed Draw)	4,431	—	1,998	—	—	—	—	(531)	5,898
Jumpstart Holdco, Inc. (Revolver)	748	—	—	(32)	—	—	—	39	755
Jumpstart Holdco, Inc. (188,000 Class A common units)	—	—	—	—	—	—	—	—	—
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	—	—	—	—	—	—
	5,179	—	1,998	(32)	—	—	—	(492)	6,653

MC Asset Management (Corporate), LLC	—	—	14,650	—	—	(22)	—	(83)	14,545
MC Asset Management (Corporate), LLC	—	—	4,367	—	—	(8)	—	(24)	4,335
MC Asset Management (Corporate), LLC (15.9% of interests)	—	—	—	—	—	—	—	—	—
	—	—	19,017	—	—	(30)	—	(107)	18,880

MC Aviation Limited (commitment to purchase up to 40.0% of the equity)	23,603	—	—	—	—	—	—	2,209	25,812
	23,603	—	—	—	—	—	—	2,209	25,812

MC Voyager SPV II LLC ($26,440 of $45,000 equity commitment funded)	20,522	—	5,918	—	—	—	—	—	26,440
	20,522	—	5,918	—	—	—	—	—	26,440

Nastel Technologies, LLC	3,496	—	—	—	—	8	—	(4)	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	5,504	—	—	—	—	—	—	1,016	6,520
	9,000	—	—	—	—	8	—	1,012	10,020

NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	60,650	—	—	—	—	—	—	3,157	63,807
	60,650	—	—	—	—	—	—	3,157	63,807

Residential Homes for Rent LLC (1,208,942 Series A preferred units)	—	3,183	2,034	—	—	—	—	60	5,277
Residential Homes for Rent LLC (warrant to purchase up to 2.6% of the equity)	—	—	512	—	—	—	—	1,179	1,691
	—	3,183	2,546	—	—	—	—	1,239	6,968

SFR Holdco, LLC (2)	5,875	(5,850)	—	—	—	—	—	(25)	—
SFR Holdco, LLC (2)	4,839	(4,387)	—	—	—	—	—	(452)	—
SFR Holdco, LLC (24.4% of equity commitments) (2)	8,669	(6,825)	—	—	—	—	—	(1,844)	—
	19,383	(17,062)	—	—	—	—	—	(2,321)	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2026
SFR Holdco 2, LLC (2)	$4,937	$(5,119)	$—	$—	$—	$—	$—	$182	$—
SFR Holdco 2, LLC (24.4% of equity commitments) (2)	3,464	(3,412)	—	—	—	—	—	(52)	—
	8,401	(8,531)	—	—	—	—	—	130	—

SheerTrans Solutions, LLC	5,687	—	—	(26)	347	13	—	(12)	6,009
SheerTrans Solutions, LLC	1,624	—	—	(7)	99	3	—	(3)	1,716
SheerTrans Solutions, LLC (Revolver)	763	—	439	(1,205)	3	—	—	—	—
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	4,747	—	—	—	—	—	—	273	5,020
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	7,320	—	—	—	—	—	—	422	7,742
SheerTrans Solutions, LLC (9,191,624 preferred interests)	—	—	—	—	—	—	—	—	—
	20,141	—	439	(1,238)	449	16	—	680	20,487

Summit Professional Education, LLC	9,994	—	—	(50)	—	22	—	128	10,094
Summit Professional Education, LLC	3,960	—	—	(20)	—	10	—	74	4,024
Summit Professional Education, LLC (Delayed Draw)	—	—	589	—	—	—	—	3	592
Summit Professional Education, LLC (Revolver)	—	—	638	—	—	—	—	—	638
Summit Professional Education, LLC (19,762 Class A units)	18,138	—	—	—	—	—	—	1,854	19,992
	32,092	—	1,227	(70)	—	32	—	2,059	35,340

TJ Management HoldCo LLC (Revolver)	—	—	127	—	—	—	—	—	127
TJ Management HoldCo LLC (16 shares of common stock)	—	—	2,813	—	—	—	—	(337)	2,476
	—	—	2,940	—	—	—	—	(337)	2,603

Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment funded)	6,902	—	—	—	—	—	—	—	6,902
	6,902	—	—	—	—	—	—	—	6,902

Whistler Parent Holdings III, Inc.	15,572	—	3,179	—	1,723	31	—	(4,519)	15,986
Whistler Parent Holdings III, Inc.	3,197	—	708	—	193	—	—	(5)	4,093
Whistler Parent Holdings III, Inc. (Revolver)	3,487	—	1,573	—	216	—	—	—	5,276
Whistler Parent Holdings III, Inc. (630,178 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (140,958 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	22,256	—	5,460	—	2,132	31	—	(4,524)	25,355

YBR OZ ECE, LLC	1,994	—	—	(10)	—	4	—	(5)	1,983
YBR OZ ECE, LLC (Delayed Draw)	901	—	—	(5)	—	—	—	—	896
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	6,875	—	—	—	—	—	—	—	6,875
	9,770	—	—	(15)	—	4	—	(5)	9,754

Zodega Landscaping, LLC	12,281	—	—	(61)	—	57	—	(89)	12,188
Zodega Landscaping, LLC (Revolver)	992	—	496	(595)	—	—	—	—	893
Zodega Landscaping, LLC (146,757 preferred interests)	18,148	—	—	—	—	—	—	1,413	19,561
	31,421	—	496	(656)	—	57	—	1,324	32,642
Total non-controlled affiliate company investments	$308,170	$(8,784)	$95,051	$(2,325)	$2,881	$149	$—	$6,782	$401,924

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2026
Controlled affiliate company investment:
SFR Holdco, LLC (2)	$—	$5,850	$5,850	$—	$—	$—	$—	$(238)	$11,462
SFR Holdco, LLC (2)	—	4,387	—	—	—	—	—	353	4,740
SFR Holdco, LLC (38.3% of equity commitments) (2)	—	6,825	5,052	—	—	(119)	—	1,860	13,618
	—	17,062	10,902	—	—	(119)	—	1,975	29,820

SFR Holdco 2, LLC (2)	—	5,119	2,925	—	—	—	—	(553)	7,491
SFR Holdco 2, LLC (38.3% of equity commitments) (2)	—	3,412	2,045	—	—	(4)	—	118	5,571
	—	8,531	4,970	—	—	(4)	—	(435)	13,062
Total controlled affiliate company investments	$—	$25,593	$15,872	$—	$—	$(123)	$—	$1,540	$42,882
(1)Transfers in (out) may include increases (decreases) in the cost basis of investments resulting from the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category as a result of a restructuring.
(2)During the second quarter of 2026, in connection with the Company's purchase of additional investments in these portfolio companies from MRCC, the Company's aggregate share of voting securities increased such that each of these portfolio companies became a "Control" investment, as defined under the 1940 Act. Prior to this transaction, each portfolio company was classified as an "Affiliate" investment. Accordingly, activity for these portfolio companies is presented within the non-controlled affiliate company investment category for the period prior to reclassification and within the controlled affiliate company investment category for the period following reclassification.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2025
Non-controlled affiliate company investment:
Baystate Sewage Disposal, LLC	$—	$—	$4,312	$—	$—	$—	$—	$—	$4,312
Baystate Sewage Disposal, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	—	—	8,842	—	—	—	—	—	8,842
	—	—	13,154	—	—	—	—	—	13,154

BTR Opco LLC	1,177	—	—	—	—	—	—	185	1,362
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,131	—	—	—	—	—	—	76	1,207
BTR Opco LLC (fka Born To Run, LLC) (659 Class A common units)	—	—	—	—	—	—	—	—	—
	2,308	—	—	—	—	—	—	261	2,569

ClearlyRated Capital, LLC	—	—	1,407	—	—	1	—	27	1,435
ClearlyRated Capital, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
ClearlyRated Capital, LLC (7,093,224 Class A units)	5,500	—	1,593	—	—	—	—	—	7,093
	5,500	—	3,000	—	—	1	—	27	8,528

MC Voyager SPV II LLC ($13,306 of $45,000 equity commitment funded)	—	—	13,306	—	—	—	—	—	13,306
	—	—	13,306	—	—	—	—	—	13,306

Nastel Technologies, LLC	3,478	—	—	—	—	7	—	6	3,491
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,611	—	—	—	—	—	—	613	5,224
	8,089	—	—	—	—	7	—	619	8,715

NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	—	—	53,255	—	—	—	—	—	53,255
	—	—	53,255	—	—	—	—	—	53,255

SFR Holdco, LLC	5,593	—	—	—	—	—	—	5	5,598
SFR Holdco, LLC	4,631	—	—	—	—	—	—	50	4,681
SFR Holdco, LLC (24.4% of equity commitments)	8,394	—	—	—	—	—	—	209	8,603
	18,618	—	—	—	—	—	—	264	18,882

SFR Holdco 2, LLC (Delayed Draw)	2,267	—	1,425	—	—	—	—	(5)	3,687
SFR Holdco 2, LLC (24.4% of equity commitments)	1,510	—	950	—	—	—	—	101	2,561
	3,777	—	2,375	—	—	—	—	96	6,248

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2025
SheerTrans Solutions, LLC	$5,261	$—	$—	$(25)	$133	$11	$—	$(11)	$5,369
SheerTrans Solutions, LLC	1,503	—	—	(8)	38	3	—	(2)	1,534
SheerTrans Solutions, LLC (Revolver)	998	—	—	(1,017)	19	—	—	—	—
SheerTrans Solutions, LLC (14,113,182 preferred interests)	11,989	—	1,879	—	—	—	—	(1,267)	12,601
	19,751	—	1,879	(1,050)	190	14	—	(1,280)	19,504

Summit Professional Education, LLC	10,244	—	—	(51)	—	20	—	4	10,217
Summit Professional Education, LLC (Revolver)	1,145	—	490	(1,145)	—	—	—	—	490
Summit Professional Education, LLC (18,781 Class A units)	16,676	—	2,105	—	—	—	—	—	18,781
	28,065	—	2,595	(1,196)	—	20	—	4	29,488

Triad Financial Services, Inc. ($6,324 of $41,855 equity commitment funded)	4,803	—	1,521	—	—	—	—	16	6,340
	4,803	—	1,521	—	—	—	—	16	6,340

Whistler Parent Holdings III, Inc.	22,772	—	—	—	776	46	—	(6,518)	17,076
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,980	—	840	—	68	—	—	—	2,888
Whistler Parent Holdings III, Inc. (Revolver)	1,539	—	446	—	45	—	—	—	2,030
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	26,291	—	1,286	—	889	46	—	(6,518)	21,994

YBR OZ ECE, LLC	—	—	1,961	—	—	3	—	38	2,002
YBR OZ ECE, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	—	—	6,875	—	—	—	—	—	6,875
	—	—	8,836	—	—	3	—	38	8,877

Zodega Landscaping, LLC	12,431	—	—	(60)	—	51	—	(11)	12,411
Zodega Landscaping, LLC (Revolver)	992	—	—	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	15,130	—	—	—	—	—	—	2,218	17,348
	28,553	—	—	(60)	—	51	—	2,207	30,751
Total non-controlled affiliate company investments	$145,755	$—	$101,207	$(2,306)	$1,079	$142	$—	$(4,266)	$241,611
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the six months ended June 30, 2026
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$117	$—	$—	n/a	n/a	n/a
American Community Homes, Inc.	58	—	—	n/a	n/a	n/a
American Community Homes, Inc.	7	—	—	n/a	n/a	n/a
American Community Homes, Inc.	26	—	—	n/a	n/a	n/a
American Community Homes, Inc.	48	—	—	n/a	n/a	n/a
American Community Homes, Inc.	—	—	—	n/a	n/a	n/a
American Community Homes, Inc.	1	—	—	n/a	n/a	n/a
American Community Homes, Inc. (Revolver)	1	—	—	n/a	n/a	n/a
American Community Homes, Inc. (Common stock)	—	—	—	n/a	n/a	n/a
	258	—	—	—	—	—

Ascent Midco, LLC (Class A units)	—	78	—	n/a	n/a	n/a
	—	78	—	—	—	—

Baystate Sewage Disposal, LLC	221	—	—	1	—	—
Baystate Sewage Disposal, LLC (Delayed Draw)	13	—	—	—	—	—
Baystate Sewage Disposal, LLC (Revolver)	2	—	—	—	—	—
Baystate Sewage Disposal, LLC (Class A-1 preferred units)	—	351	—	—	2	—
	236	351	—	1	2	—

BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	—	—	—	—	—	—
BTR Opco LLC (Class A common units)	—	—	—	—	—	—
	—	—	—	—	—	—

ClearlyRated Capital, LLC	76	—	—	32	—	—
ClearlyRated Capital, LLC (Delayed Draw)	4	—	—	1	—	—
ClearlyRated Capital, LLC (Class A units)	—	—	—	—	—	—
	80	—	—	33	—	—

Engineered Metal Solutions, Inc.	328	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc.	130	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Delayed Draw)	15	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Revolver)	5	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	478	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

FLEET Response, LLC	214	—	—	n/a	n/a	n/a
FLEET Response, LLC (Revolver)	11	—	—	n/a	n/a	n/a
FLEET Response, LLC (Common units)	—	—	—	n/a	n/a	n/a
FLEET Response, LLC (Preferred units)	—	—	—	n/a	n/a	n/a
	225	—	—	—	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the six months ended June 30, 2026
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
HFZ Capital Group LLC	$230	$—	$—	n/a	n/a	n/a
HFZ Capital Group LLC	82	—	—	n/a	n/a	n/a
	312	—	—	—	—	—

Jumpstart Holdco, Inc. (Delayed Draw)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Revolver)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A common units)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

MC Asset Management (Corporate), LLC	231	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC	68	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (LLC interests)	—	—	—	n/a	n/a	n/a
	299	—	—	—	—	—

MC Aviation Limited (Equity Commitment)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

MC Voyager SPV II LLC (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Nastel Technologies, LLC	180	—	—	196	—	—
Nastel Technologies, LLC (Revolver)	—	—	—	1	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	180	—	—	197	—	—

NFS Intermediate HoldCo, LLC (Series B preferred units)	—	5,677	—	—	779	—
	—	5,677	—	—	779	—

Residential Homes for Rent LLC (Series A preferred units)	—	—	—	n/a	n/a	n/a
Residential Homes for Rent LLC (Warrant)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

SFR Holdco, LLC	146	—	—	296	—	—
SFR Holdco, LLC	101	—	—	205	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	247	—	—	501	—	—

SFR Holdco 2, LLC	107	—	—	130	—	—
SFR Holdco 2, LLC (LLC interest)	—	—	—	—	—
	107	—	—	130	—	—

SheerTrans Solutions, LLC	358	—	—	343	—	26
SheerTrans Solutions, LLC	101	—	—	96	—	8
SheerTrans Solutions, LLC (Revolver)	6	—	—	57	—	8
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
SheerTrans Solutions, LLC (Class A preferred interests)	—	—	—	—	—	—
SheerTrans Solutions, LLC (Class B preferred interests)	—	—	—	—	—	—
	465	—	—	496	—	42

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the six months ended June 30, 2026
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Summit Professional Education, LLC	213	—	—	570	—	—
Summit Professional Education, LLC	532	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Delayed Draw)	24	—	—	n/a	n/a	n/a
Summit Professional Education, LLC (Revolver)	15	—	—	28	—	—
Summit Professional Education, LLC (Class A units)	—	—	—	—	—	—
	784	—	—	598	—	—

TJ Management HoldCo LLC (Revolver)	17	—	—	n/a	n/a	n/a
TJ Management HoldCo LLC (Common stock)	—	—	—	n/a	n/a	n/a
	17	—	—	—	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	1,708	—	—	1,546	—	—
Whistler Parent Holdings III, Inc.	189	—	—	133	—	—
Whistler Parent Holdings III, Inc. (Revolver)	215	—	—	90	—	—
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	—	—	—
	2,112	—	—	1,769	—	—

YBR OZ ECE, LLC	100	—	—	94	—	—
YBR OZ ECE, LLC (Delayed Draw)	47	—	—	5	—	—
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—
YBR OZ ECE, LLC (Class A units)	—	—	—	—	—	—
	147	—	—	99	—	—

Zodega Landscaping, LLC	766	—	—	809	—	—
Zodega Landscaping, LLC (Revolver)	42	—	—	63	—	—
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	808	—	—	872	—	—
Total non-controlled affiliate company investments	$6,755	$6,106	$—	$4,696	$781	$42

Controlled affiliate company investments:
SFR Holdco, LLC	277	—	—	n/a	n/a	n/a
SFR Holdco, LLC	103	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	(119)	—	—	n/a	n/a	n/a
	261	—	—	—	—	—

SFR Holdco 2, LLC	165	—	—	n/a	n/a	n/a
SFR Holdco 2, LLC (LLC interest)	(3)	—	—	n/a	n/a	n/a
	162	—	—	—	—	—
Total controlled affiliate company investments	$423	$—	$—	$—	$—	$—

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
The Company pays MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee as reduced by fee waivers as described below. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.
On April 18, 2022, MC Advisors agreed to permanently waive a portion of the base management and incentive fees payable by the Company to MC Advisors under the Original Investment Advisory Agreement pursuant to a fee waiver letter (the "2022 Fee Waiver Letter"). The base management fee waiver took effect beginning April 1, 2022 and the incentive fee waivers took effect beginning January 1, 2022. The 2022 Fee Waiver Letter agreement remains in effect and continues to apply to the base management and incentive fees payable under the Amended Investment Advisory Agreement.
The base management fee is calculated at an annual rate of 1.25% of average total assets (reduced from 1.50% pursuant to the 2022 Fee Waiver Letter), which includes assets financed using leverage. Following any future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or any future quotation or listing of its securities on any other public trading market, the base management fee will be calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash). The base management fee is payable in arrears.
On January 22, 2026, MC Advisors agreed to voluntarily waive a portion of the management fees payable under the Amended Investment Advisory Agreement, as previously reduced by the 2022 Fee Waiver Letter. Specifically, MC Advisors has agreed to waive an amount of the base management fee that it may have been entitled to under the Amended Investment Advisory Agreement, as reduced pursuant to the 2022 Fee Waiver Letter, for the period beginning January 1, 2026 through December 31, 2026, such that the base management fee rate will equal 1.0%. Any such fees waived will not be subject to recoupment by MC Advisors. Except as provided for in the 2022 Fee Waiver Letter, there is no guarantee that MC Advisors will waive base management fees in the future.
Base management fees for the three and six months ended June 30, 2026 were $19,302 and $38,244, respectively. Base management fees for the three and six months ended June 30, 2025 were $15,868 and $29,944, respectively. In addition to the base management fee reductions pursuant to the 2022 Fee Waiver Letter, MC Advisors elected to voluntarily waive $3,861 and $7,649 of such base management fees for the three and six months ended June 30, 2026, respectively. Other than pursuant to the 2022 Fee Waiver Letter, MC Advisors did not elect to waive any base management fees for the three and six months ended June 30, 2025.

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
•100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7143% (reduced from 1.76% pursuant to the 2022 Fee Waiver Letter effective April 1, 2022) in any calendar quarter prior to an Exchange Listing or 1.88% in any calendar quarter following an Exchange Listing. This portion of the Company’s pre-incentive fee net investment income is referred to as the “catch-up” provision; and
•prior to an Exchange Listing, 12.5% of the amount of the Company’s pre-incentive fee net investment income (a reduction from 15.0% of the amount of the Company’s pre-incentive fee net income pursuant to the 2022 Fee Waiver Letter effective April 1, 2022), if any, that exceeds 1.7143% (reduced from 1.76% pursuant to the 2022 Fee Waiver Letter effective April 1, 2022) in any calendar quarter, and following an Exchange Listing, 20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.88% in any calendar quarter.
These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Investment Advisory Agreement, as of the termination date), and equals 12.5% (reduced from 15.0% effective January 1, 2022 pursuant to the 2022 Fee Waiver Letter) of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 12.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.
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
The composition of the Company’s incentive fees for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Part one incentive fees (1)	$9,096	$8,774	$18,709	$15,862
Part two incentive fees (2)	—	(481)	—	(1,283)
Total incentive fees	$9,096	$8,293	$18,709	$14,579
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Under the Administration Agreement, the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and six months ended June 30, 2026, the Company incurred $4,381 and $8,857, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,320 and $2,868, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2025, the Company incurred $2,884 and $5,524, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,096 and $2,058, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2026 and December 31, 2025, $1,320 and $1,384, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both June 30, 2026 and December 31, 2025, the Company had accounts payable to members of the Board of zero representing accrued and unpaid fees for their services.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
On April 14, 2026, the Company completed the purchase of the assets of MRCC. The Asset Purchase was completed pursuant to the terms of the Asset Purchase Agreement among the Company, MRCC and MC Advisors. Pursuant to the Asset Purchase Agreement, on the Closing Date, the Company delivered to MRCC an aggregate purchase price of approximately $335,275, equal to the fair value of the Purchased Assets (as defined in the Asset Purchase Agreement) as of April 11, 2026, at which time MRCC sold to the Company all of its investment assets and the Company assumed certain liabilities with respect to such assets.
The Company accounted for the transaction as an asset acquisition under ASC 805-50, Business Combinations—Related Issues. The Purchased Assets were recorded at the purchase price (their then-current fair market value) plus the allocable portion of the transaction costs of the Asset Purchase. These transaction costs were allocated to the cost basis of each Purchased Asset on a pro rata basis based on the cost basis of each of Purchased Assets.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 178% and 188%, respectively.
The Company’s outstanding debt as of June 30, 2026 was as follows:

	June 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$357,365	$350,710	$6,655
SPV Credit Facility	575,000	333,200	328,503	4,697
SPV II Credit Facility	690,000	690,000	686,210	3,790
SPV III Credit Facility	200,000	161,000	159,882	1,118
SPV IV Credit Facility	400,000	256,700	252,234	4,466
SPV V Credit Facility	400,000	228,400	224,260	4,140
2022 ABS (5)	196,224	196,224	196,224	—
2023 ABS (6)	209,100	209,100	207,725	1,375
2025 ABS (7)	415,000	415,000	412,251	2,749
July 2028 Notes	42,000	42,000	41,565	435
November 2028 Notes	100,000	100,000	99,440	560
December 2028 Notes	100,000	100,000	99,440	560
July 2029 Notes	156,000	156,000	155,123	877
September 2029 Notes	48,000	48,000	47,730	270
July 2030 Notes	161,000	161,000	159,459	1,541
Total	$4,537,324	$3,453,989	$3,420,756	$33,233
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of June 30, 2026, the Company had unused availability across all borrowing facilities totaling $404,106.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of June 30, 2026, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $23,165 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of June 30, 2026, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of June 30, 2026, the 2025 Subordinated Notes (as defined below) totaling $85,000 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion and more recently through an amendment to $845,000 of aggregate commitments as of June 30, 2026.

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
As of June 30, 2026 and December 31, 2025, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $262,500 and $521,800, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40,000 ($27,677 in U.S. dollars) and AUD 40,000 ($26,694 in U.S. dollars), respectively, and Great Britain pounds of £27,000 ($35,808 in U.S. dollars) and £40,000 ($53,902 in U.S. dollars), respectively, and Euros of €27,472 ($31,380 in U.S. dollars) and €27,472 ($32,270 in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $966 and $1,571 for the three and six months ended June 30, 2026, respectively, and $(7,287) and $(10,047) for the three and six months ended June 30, 2025, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.8%, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.
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
Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $688,991 and $583,700, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
After the February 10, 2026 amendment, and during the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 1.90% to a maximum of 2.20%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 2.50%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% per annum on any unused portion of the SPV Credit Facility. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 6.3%, respectively.
Borrowings under the SPV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, the Company and SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature, which allowed the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, the Company entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690,000; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $1,030,142 and $918,299, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period, and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.9%, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company and SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. On March 7, 2025, the Company amended the SPV III Credit Facility to increase the facility amount to $200,000. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $373,922 and $266,769, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.7%, respectively.
Borrowings under the SPV III Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, the Company and SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
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
Under the terms of the SPV IV Credit Facility, as amended from time to time, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through March 17, 2029. The SPV IV Credit Facility matures on March 17, 2031, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in SPV IV as collateral for the SPV IV Credit Facility was $475,044 and $399,458, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 5.9%, respectively.
Borrowings under the SPV IV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, the Company and SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.

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
Under the terms of the SPV V Credit Facility, as amended from time to time, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through March 17, 2029. The SPV V Credit Facility matures on March 17, 2031, unless terminated earlier at the Company's election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in SPV V as collateral for the SPV V Credit Facility was $409,243 and $301,767, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.8%, respectively.
Borrowings under the SPV V Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, the Company and SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both June 30, 2026 and December 31, 2025, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.

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
As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $263,894 and $312,260, respectively, and these investments are identified on the consolidated schedule of investments. As of both June 30, 2026 and December 31, 2025, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both June 30, 2026 and December 31, 2025, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of June 30, 2026 and December 31, 2025, the Company and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.
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
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both June 30, 2026 and December 31, 2025, the 2023 Subordinated Notes were eliminated in consolidation.
As of June 30, 2026 and December 31, 2025, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.0% and 6.2%, respectively. As of both June 30, 2026 and December 31, 2025, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both June 30, 2026 and December 31, 2025, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.

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
As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $255,738 and $252,049, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of June 30, 2026 and December 31, 2025, the Company and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.
2025 Asset-Backed Securitization
On December 18, 2025, the Company completed a $500,000 asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary of the Company, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320,000 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55,000 of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40,000 of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85,000 of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). The Company retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of June 30, 2026 and December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.
As of both June 30, 2026 and December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of both June 30, 2026 and December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of both June 30, 2026 and December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.
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
As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2025 Issuer as collateral was $498,728 and $486,775, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to the Company are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of June 30, 2026 and December 31, 2025, the Company and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.

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
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
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
Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2026 and December 31, 2025, the Company had $42,000 in aggregate principal amount of July 2028 Notes outstanding.
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
As of both June 30, 2026 and December 31, 2025, the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
November 2028 Notes
On November 15, 2023, the Company entered into a note purchase agreement (the “November 2028 Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of unsecured notes (the “November 2028 Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act in a private placement. The closing for the November 2028 Notes occurred on November 15, 2023. The November 2028 Notes are guaranteed by various subsidiaries of the Company.
Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2026 and December 31, 2025, the Company had $100,000 in aggregate principal amount of November 2028 Notes outstanding.
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
As of both June 30, 2026 and December 31, 2025, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
December 2028 Notes
On November 15, 2023, the Company entered into a note purchase agreement (the “December 2028 Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of unsecured notes (the “December 2028 Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act in a private placement. The closing for the December 2028 Notes occurred on December 13, 2023. The December 2028 Notes are guaranteed by various subsidiaries of the Company.
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2026 and December 31, 2025, the Company had $100,000 in aggregate principal amount of December 2028 Notes outstanding.
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
As of both June 30, 2026 and December 31, 2025, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2026 and December 31, 2025, the Company had $156,000 in aggregate principal amount of July 2029 Notes outstanding.
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
As of both June 30, 2026 and December 31, 2025, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%
September 2029 Notes
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2026 and December 31, 2025, the Company had $48,000 in aggregate principal amount of September 2029 Notes outstanding.
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
As of both June 30, 2026 and December 31, 2025, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.

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
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both June 30, 2026 and December 31, 2025, the Company had $161,000 in aggregate principal amount of July 2030 Notes outstanding.
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
As of both June 30, 2026 and December 31, 2025, the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,
	2026	2025
Interest expense - Revolving Credit Facility	$4,638	$9,408
Interest expense - SPV Credit Facility	4,775	4,232
Interest expense - SPV II Credit Facility	9,936	2,908
Interest expense - SPV III Credit Facility	2,556	2,774
Interest expense - SPV IV Credit Facility	3,476	5,194
Interest expense - SPV V Credit Facility	3,460	2,343
Interest expense - 2022 ABS	2,111	2,699
Interest expense - 2023 ABS	3,652	3,905
Interest expense - 2025 ABS	6,734	—
Interest expense - July 2028 Notes	651	—
Interest expense - November 2028 Notes	2,355	2,355
Interest expense - December 2028 Notes	2,355	2,355
Interest expense - July 2029 Notes	2,913	2,914
Interest expense - September 2029 Notes	896	896
Interest expense - July 2030 Notes	2,657	—
Amortization of debt issuance costs	2,764	2,289
Total interest and other debt financing expenses	$55,929	$44,272
Average debt outstanding	$3,384,066	$2,448,090
Average stated interest rate	6.3%	6.9%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	Six months ended June 30,
	2026	2025
Interest expense - Revolving Credit Facility	$10,824	$17,004
Interest expense - SPV Credit Facility	7,930	8,147
Interest expense - SPV II Credit Facility	19,249	6,026
Interest expense - SPV III Credit Facility	4,864	4,337
Interest expense - SPV IV Credit Facility	6,374	9,937
Interest expense - SPV V Credit Facility	5,700	2,705
Interest expense - 2022 ABS	4,422	5,709
Interest expense - 2023 ABS	7,297	7,818
Interest expense - 2025 ABS	13,423	—
Interest expense - July 2028 Notes	1,302	—
Interest expense - November 2028 Notes	4,710	4,710
Interest expense - December 2028 Notes	4,710	4,710
Interest expense - July 2029 Notes	5,826	5,828
Interest expense - September 2029 Notes	1,792	1,792
Interest expense - July 2030 Notes	5,301	—
Amortization of debt issuance costs	5,202	5,142
Total interest and other debt financing expenses	$108,926	$83,865
Average debt outstanding	$3,289,589	$2,288,822
Average stated interest rate	6.4%	6.9%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both June 30, 2026 and December 31, 2025, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2026 and December 31, 2025.

	June 30, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	291	7/3/2026	$—	$(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/11/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	283	10/2/2026	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/11/2026	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	273	1/5/2027	—	(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	321	3/11/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	262	4/5/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/11/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	263	7/2/2027	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/13/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	10/5/2027	—	(16)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/13/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	1/5/2028	—	(17)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/13/2028	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	268	4/5/2028	—	(20)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/13/2028	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	32,268	7/5/2028	—	(2,381)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	347	7/5/2028	—	5	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	298	7/3/2026	—	7	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	139	7/6/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	443	10/5/2026	—	5	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	484	1/5/2027	—	5	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	474	4/5/2027	—	5	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	481	7/6/2027	—	5	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,777	8/16/2027	—	(170)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	10/5/2027	—	6	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	1/4/2028	—	6	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	4/4/2028	—	5	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	10/3/2028	—	5	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	15,629	1/3/2029	—	197	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	7/6/2026	—	(31)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	8/10/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	—	(31)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	11/10/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	1/6/2027	—	(31)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	2/10/2027	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	—	(29)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2027	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	—	(29)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	8/10/2027	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	—	(29)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	51	11/10/2027	—	1	Net unrealized loss on foreign currency forward contracts

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	EUR	359	1/6/2028	—	(30)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	52	2/10/2028	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2028	—	1	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	2,500	8/10/2028	—	49	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	93	7/3/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	254	7/6/2026	—	(10)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	94	10/5/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	104	1/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	101	4/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	7/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	10/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	1/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	4/5/2028	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	66	7/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	4,274	10/4/2028	—	(86)	Net unrealized loss on foreign currency forward contracts
				$—	$(2,839)

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
For the three and six months ended June 30, 2026, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $509 and $333, respectively. For the three and six months ended June 30, 2026, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(79) and $(166), respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared and paid during the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Six months ended June 30, 2026
January 22, 2026	January 23, 2026	January 28, 2026	Regular	$0.075	$21,853
February 20, 2026	February 23, 2026	February 25, 2026	Regular	0.075	22,123
March 20, 2026	March 23, 2026	March 26, 2026	Regular	0.071	20,140
April 20, 2026	April 21, 2026	April 28, 2026	Regular	0.071	20,348
May 21, 2026	May 21, 2026	May 27, 2026	Regular	0.071	20,497
June 22, 2026	June 23, 2026	June 25, 2026	Regular	0.068	18,809
Total distributions declared				$0.431	$123,770

Six months ended June 30, 2025
January 9, 2025	January 15, 2025	March 31, 2025	Regular	$0.090	$17,883
January 9, 2025	February 14, 2025	March 31, 2025	Regular	0.090	17,883
January 9, 2025	March 14, 2025	March 31, 2025	Regular	0.090	17,884
April 7, 2025	April 15, 2025	June 30, 2025	Regular	0.090	21,291
April 7, 2025	May 15, 2025	June 30, 2025	Regular	0.090	21,291
April 7, 2025	June 16, 2025	June 30, 2025	Regular	0.080	19,664
Total distributions declared				$0.530	$115,896
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.
The following tables summarize the Company’s distributions reinvested during the six months ended June 30, 2026 and 2025:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2026
January 28, 2026	$9.87	1,004,149	$9,911
February 25, 2026	$9.87	1,016,875	10,037
March 26, 2026	$9.80	918,699	9,003
April 28, 2026	$9.78	914,478	8,944
May 27, 2026	$9.77	915,238	8,941
June 25, 2026	$9.77	849,512	8,300
Total distributions reinvested		5,618,951	$55,136

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Payment Date (1)	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2025
March 31, 2025	$10.37	2,292,918	$23,777
June 30, 2025	$10.33	2,609,084	26,952
Total distributions reinvested		4,902,002	$50,729
_________________________________________
(1)The Company began monthly closings for its private offering in October 2025, and pursuant to the Second Amended and Restated DRIP, the Board intends to declare monthly distributions, and as a result, the 2025 period reflects the quarterly distributions declared at that time.
The Company has adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Prior to November 4, 2025, shares issued under the DRIP were issued at a price per share equal to the NAV per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared.
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
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of June 30, 2026, the total number of shares of all classes of capital stock that the Company has the authority to issue was 600,000,000 shares of common stock, par value $0.001 per share.
The following tables summarize the issuance of shares during the six months ended June 30, 2026 and 2025:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
April 1, 2026	$9.78	2,014,437	19,701
May 1, 2026	$9.77	1,174,995	11,480
June 1, 2026	$9.77	1,222,087	11,939
Total		14,575,811	$143,240

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Date (1)	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2025
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	$10.33	10,639,149	109,903
Total		46,979,968	$486,757
_________________________________________
(1)The Company began monthly closings for its private offering in October 2025. Prior to October 2025, closings for its private offering were held quarterly.
During the six months ended June 30, 2026 and 2025, the Company also issued 5,618,951 and 4,902,002 shares, with an aggregate value of $55,136 and $50,729, respectively, under the DRIP as disclosed in Note 9.
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
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program during the six months ended June 30, 2026 and 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2026
February 27, 2026	$9.87	15,199,220	$150,016
May 29, 2026 (1)	$9.77	14,229,101	139,018
Total		29,428,321	$289,034
_________________________________________
(1)The Company accepted for purchase 14,229,101 shares on a pro rata basis based on the number of tendered shares in accordance with the terms of the offer to repurchase and Rule 13e-4(f)(1) under the Securities Exchange Act of 1934, as amended.

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2025
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	$10.33	1,391,450	14,373
Total		2,166,418	$22,410

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 11. Commitments and Contingencies
Commitments: As of June 30, 2026 and December 31, 2025, the Company had $1,001,304 and $1,248,056, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of June 30, 2026.
The table below presents outstanding commitments to fund investments in current portfolio companies as of June 30, 2026 and December 31, 2025:

Portfolio Company	June 30, 2026	December 31, 2025
601 Lafayette Mezz LLC (Delayed Draw)	$11,358	$17,968
95 Percent Buyer, LLC (Revolver)	n/a	809
A360, Inc. (Delayed Draw)	3,993	3,993
A360, Inc. (Revolver)	2,218	2,115
Accelevation LLC (Delayed Draw)	1,869	1,869
Accelevation LLC (Revolver)	3,995	3,329
Adept AG Holdings, LLC (Delayed Draw)	488	n/a
Air Transport Components Acquisition, LLC (Delayed Draw)	n/a	4,200
Air Transport Components Acquisition, LLC (Revolver)	2,100	2,100
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	n/a	10,000
Aligned Exteriors Group Holdco, LLC (Revolver)	1,667	1,667
Alpine Pet OpCo, LLC (Delayed Draw)	11,000	11,000
Alpine Pet OpCo, LLC (Revolver)	8,800	8,800
Alta Pest Control, LLC (Delayed Draw)	2,600	3,760
Alta Pest Control, LLC (Revolver)	2,000	2,000
Ambient Enterprises Holdco, LLC (Delayed Draw)	n/a	3,493
Ambient Enterprises Holdco, LLC (Delayed Draw)	2,237	4,311
Ambient Enterprises Holdco, LLC (Revolver)	1,642	1,642
American Broadband and Telecommunications Company LLC (Revolver)	1,112	743
American Community Homes, Inc. (Revolver)	2,500	n/a
Angel Lux Bidco S.A.R.L. (Delayed Draw)	2,710	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	2,885
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	20,164
Animal Dermatology Group, Inc. (Revolver)	2,500	2,500
Appriss Health, LLC (Revolver)	433	433
Aras Corporation (Revolver)	742	472
Arax Midco, LLC (Delayed Draw)	n/a	5,355
Arax Midco, LLC (Revolver)	n/a	1,112
Archtop Fiber Intermediate LLC (Delayed Draw)	19,060	27,857
Arcserve Cayman Opco LP (Delayed Draw)	1,415	1,029
ASG III, LLC (Delayed Draw)	5,471	11,944
ASG III, LLC (Revolver)	3,158	3,158
Assembly Buyer, LLC (Delayed Draw)	853	853
Assembly Buyer, LLC (Delayed Draw)	7,111	7,111

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Assembly Buyer, LLC (Revolver)	2,667	2,667
Asset Reliability Bidco, Inc. (Delayed Draw)	7,454	7,454
Asset Reliability Bidco, Inc. (Revolver)	2,982	2,982
Attom Intermediate Holdco, LLC (Delayed Draw)	15,095	15,095
Attom Intermediate Holdco, LLC (Revolver)	3,972	3,972
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	7,087	7,139
Automated Industrial Robotics US HoldCo Inc. (Revolver)	4,444	4,444
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	852	4,970
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	2,607	4,693
Baystate Sewage Disposal, LLC (Delayed Draw)	278	1,138
Baystate Sewage Disposal, LLC (Revolver)	1,012	1,012
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	6,500	n/a
BCTO Bobsled Purchaser, Inc. (Revolver)	1,950	n/a
Beckway Acquisition, Inc. (Delayed Draw)	5,714	5,714
Beckway Acquisition, Inc. (Revolver)	1,429	1,429
Bench Walk Lead, LLC (Delayed Draw)	3,976	4,400
Bloomerang, LLC (Delayed Draw)	3,200	3,186
Bloomerang, LLC (Revolver)	3,200	1,600
BLP Buyer, Inc. (Revolver)	711	1,624
Bluesight, Inc. (Revolver)	5,565	5,217
BTR Opco LLC (Delayed Draw)	4	193
BTRS Holdings Inc. (Revolver)	967	1,933
Buck Design LLC (Delayed Draw)	n/a	4,314
Buck Design LLC (Revolver)	1,159	3,120
Calienger Holdings, L.L.C. (Delayed Draw)	2,831	2,831
Calienger Holdings, L.L.C. (Revolver)	909	909
Caputo Cheese Interco Corp. (Revolver)	1,500	1,750
Caravel Autism Health, LLC (Delayed Draw)	6,639	6,639
Caravel Autism Health, LLC (Revolver)	6,840	9,000
Catalyst Data Holdings, Inc. (Delayed Draw)	n/a	400
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Delayed Draw)	2,341	9,667
Catalyst Data Holdings, Inc. (Equity Commitment)	835	835
Catalyst Data Holdings, Inc. (Revolver)	1,584	3,300
Cdata Software, Inc. (Delayed Draw)	2,729	3,616
Cdata Software, Inc. (Delayed Draw)	2,405	4,255
Cdata Software, Inc. (Revolver)	5,772	5,106
Chess.com, LLC (Revolver)	2,065	1,413
ClearCapital Holdings, LLC (Delayed Draw)	618	3,431
ClearCapital Holdings, LLC (Revolver)	1,620	1,620
ClearlyRated Capital, LLC (Delayed Draw)	789	1,077
Cloud for Good, LLC (Delayed Draw)	12,500	12,500

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Cloud for Good, LLC (Revolver)	4,000	4,000
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cohere Beauty, Phoenix LLC (Revolver)	1,333	1,333
Cornerstone Caregiving, LLC (Revolver)	2,128	n/a
Cosmos Bidco, Inc. (Delayed Draw)	5,379	5,379
Cosmos Bidco, Inc. (Revolver)	3,150	5,625
Cpex Purchaser, LLC (Delayed Draw)	n/a	1,574
Cpex Purchaser, LLC (Delayed Draw)	555	n/a
Cpex Purchaser, LLC (Delayed Draw)	2,173	n/a
Cpex Purchaser, LLC (Revolver)	n/a	1,742
DataOnline Corp. (Revolver)	n/a	1,110
Dorado Acquisition, Inc. (Revolver)	n/a	1,670
Douglas Holdings, Inc. (Delayed Draw)	n/a	4,766
Douglas Holdings, Inc. (Delayed Draw)	657	821
Douglas Holdings, Inc. (Revolver)	2,384	2,166
Drawbridge Partners, LLC (Delayed Draw)	475	396
Drawbridge Partners, LLC (Revolver)	3,130	2,609
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	270
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	1,027	n/a
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
Ecotrak, LLC (Delayed Draw)	268	268
Ecotrak, LLC (Revolver)	1,132	1,132
E-Discovery Acquireco, LLC (Revolver)	1,273	1,273
Edustaff, LLC (Revolver)	2,364	2,364
Einstein Parent, INC. (Revolver)	3,738	3,738
EMCO Holdco LLC (Delayed Draw)	8,440	8,440
EMCO Holdco LLC (Revolver)	11,037	11,037
Engineered Metal Solutions, Inc. (Revolver)	1,672	1,737
Epika Fleet Services, Inc. (Delayed Draw)	n/a	6,899
Epika Fleet Services, Inc. (Revolver)	9,936	9,936
EverService Midco, LLC (Revolver)	8,919	8,919
EverView AcquisitionCo, Inc. (Delayed Draw)	6,385	6,385
EverView AcquisitionCo, Inc. (Revolver)	4,789	4,789
Excel Testing and Engineering Holdings LLC (Delayed Draw)	3,800	5,000
Excel Testing and Engineering Holdings LLC (Revolver)	925	1,000
Excelligence Learning Corporation (Revolver)	1,901	2,860
Express Wash Acquisition Company, LLC (Revolver)	1,103	1,103
FH BMX Buyer, Inc. (Delayed Draw)	n/a	2,059
FH BMX Buyer, Inc. (Delayed Draw)	4,267	6,933
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
FLEET Response, LLC (Revolver)	1,644	n/a
FLEET Response, LLC (Revolver)	n/a	379
FR Panther Intermediate, LLC (Delayed Draw)	2,711	n/a

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
FR Panther Intermediate, LLC (Revolver)	972	n/a
FR Panther Intermediate, LLC (Equity Commitment)	760	n/a
Freedom U.S. Acquisition Corporation (Revolver)	5,100	5,100
Fueled Digital Media, LLC (Revolver)	81	81
Gas Media Holdings, LLC (Delayed Draw)	12,214	12,214
Gas Media Holdings, LLC (Revolver)	5,037	4,772
GBP CSTA Buyer LLC (Revolver)	333	444
GC Champion Acquisition LLC (Delayed Draw)	4,098	3,430
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	n/a	3,291
Guardian Restoration Partners Buyer, LLC (Revolver)	1,959	520
Harlem Acquisition, LLC (Delayed Draw)	n/a	4,084
Harlem Acquisition, LLC (Delayed Draw)	5,699	n/a
Harlem Acquisition, LLC (Revolver)	4,571	5,181
Hart Halsey, LLC (Delayed Draw)	4,383	4,841
Hart Halsey, LLC (Delayed Draw)	7,500	7,500
Hart Halsey, LLC (Revolver)	1,050	750
Helping Hands Childrens Services Management, LLC (Delayed Draw)	673	4,600
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	2,300
Honk Technologies, Inc. (Revolver)	500	n/a
Hostaway Midco Oy (Delayed Draw)	5,000	5,000
Hostaway Midco Oy (Revolver)	4,167	4,167
Huckabee Acquisition, LLC (Delayed Draw)	n/a	6,522
Huckabee Acquisition, LLC (Revolver)	3,913	3,913
IF & P Holdings Company, LLC (Delayed Draw)	n/a	959
IF & P Holdings Company, LLC (Revolver)	3,530	1,015
IMMEC Buyer (Delayed Draw)	n/a	4,248
IMMEC Buyer (Revolver)	1,912	1,912
Independence Buyer, Inc. (Delayed Draw)	1,011	n/a
Independence Buyer, Inc. (Revolver)	364	241
Innovative Artists Entertainment, LLC (Equity Commitment)	357	357
Innovative Artists Entertainment, LLC (Equity Commitment)	734	734
Innovative Artists Entertainment, LLC (Revolver)	2,225	2,225
InsideRE, LLC (Delayed Draw)	296	385
InsideRE, LLC (Revolver)	450	675
Interstate BidCo, LLC (Delayed Draw)	12,397	12,397
Interstate BidCo, LLC (Revolver)	3,125	3,125
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	6,114	6,114
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	1,331	1,331
Izzio Artisan Bakery, LLC (Delayed Draw)	5,800	12,014
J2 BWA Funding III, LLC (Delayed Draw)	3,359	3,663
J2 BWA Funding III, LLC (Equity commitment)	n/a	565
J2 BWA Funding LLC (Revolver)	n/a	42

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
JDX Studio, LLC (Delayed Draw)	799	799
JDX Studio, LLC (Revolver)	2,398	2,398
Jesse Studio Mezz, LLC (Delayed Draw)	n/a	3,629
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	7,111
Jobnimbus Holdings, LLC (Revolver)	5,333	5,333
Jumpstart Holdco, Inc. (Delayed Draw)	3,654	5,652
K2 Services Venture LLC (Revolver)	7,976	7,976
Key Container Borrower, LLC (Delayed Draw)	1,905	n/a
Key Container Borrower, LLC (Equity Commitment)	556	n/a
Key Container Borrower, LLC (Revolver)	1,270	n/a
KL Moon Acquisition, LLC (Revolver)	650	379
Learn-It Systems, LLC (Delayed Draw)	8,395	12,528
Learn-It Systems, LLC (Delayed Draw)	2,733	2,733
Learn-It Systems, LLC (Revolver)	6,832	6,832
Lifted Trucks Holdings, LLC (Revolver)	3,103	1,984
Light Wave Dental Management, LLC (Revolver)	380	380
LJ Blueprint Buyer, LLC (Delayed Draw)	8,611	n/a
LJ Blueprint Buyer, LLC (Revolver)	4,306	n/a
Long Grove Pharmaceuticals, LLC (Delayed Draw)	14,000	14,000
Madison Logic Holdings, Inc. (Revolver)	635	635
Maltese Diplomat Owner 100 LLC (Delayed Draw)	25	329
Mammoth Holdings, LLC (Revolver)	2,645	2,059
Matterhorn Finco, Inc. (Revolver)	667	n/a
MB Purchaser, LLC (Delayed Draw)	3,213	3,213
MB Purchaser, LLC (Revolver)	3,785	3,785
MC Voyager SPV II LLC (Equity commitment)	18,560	24,478
MEI Buyer LLC (Delayed Draw)	7,234	6,710
MEI Buyer LLC (Revolver)	4,634	5,253
Milrose Consultants, LLC (Revolver)	n/a	1,154
Mindbody, Inc. (Revolver)	n/a	2,305
Mission Critical Group, LLC (Delayed Draw)	n/a	1,356
Mission Critical Group, LLC (Revolver)	n/a	1,211
Mooring Primary, LLC (Delayed Draw)	6,333	6,333
Mooring Primary, LLC (Revolver)	6,333	6,333
Narrative Strategies Acquisition, LLC (Delayed Draw)	3,634	3,634
Narrative Strategies Acquisition, LLC (Revolver)	1,211	1,211
Nastel Technologies, LLC (Revolver)	368	368
Nasuni Corporation (Revolver)	3,125	3,125
NationsBenefits, LLC (Delayed Draw)	4,331	15,102
NBPT Acquisition LLC (Delayed Draw)	7,087	7,410
NBPT Acquisition LLC (Equity Commitment)	884	884
NBPT Acquisition LLC (Revolver)	1,888	2,360
Nellson Nutraceutical, LLC (Delayed Draw)	1,953	1,953

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Nellson Nutraceutical, LLC (Revolver)	3,047	3,984
NFM & J, L.P. (Revolver)	2,461	3,428
Niteo Products, LLC (Revolver)	4,120	4,578
Northeast Contracting Company, LLC (Revolver)	682	1,250
NQ PE Project Colosseum Midco Inc. (Revolver)	2,263	1,825
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	2,371	2,648
OPOC Acquisition, LLC (Revolver)	1,204	1,204
Optomi, LLC (Revolver)	3,128	1,594
Ossio, Inc. (Delayed Draw)	2,500	n/a
OWL Acquisition, LLC (Delayed Draw)	1,283	1,283
OWL Acquisition, LLC (Revolver)	2,748	3,403
PAI Middle Tier, LLC (Revolver)	3,765	3,227
Palmdale Oil Company LLC (Delayed Draw)	4,348	4,348
Palmdale Oil Company LLC (Delayed Draw)	n/a	1,304
Parkhub, Inc. (Delayed Draw)	n/a	392
Parkhub, Inc. (Delayed Draw)	1,954	171
Parkhub, Inc. (Delayed Draw)	2,626	7,878
Parkhub, Inc. (Revolver)	4,713	4,713
PC Pest Buyer, LLC (Delayed Draw)	n/a	9,466
PC Pest Buyer, LLC (Revolver)	8,400	8,400
Phia Purchaser, LLC (Delayed Draw)	2,041	2,041
Phia Purchaser, LLC (Revolver)	1,225	1,225
PNE Interco LLC (Delayed Draw)	884	884
PNE Interco LLC (Revolver)	3,539	5,899
PrecisionX Group, LLC (Revolver)	n/a	2,402
Premier Roofing L.L.C. (Revolver)	159	n/a
Premier Roofing L.L.C. (Revolver)	n/a	578
PRGX Global, Inc. (Revolver)	2,375	2,375
Project Accelerate Parent, LLC (Revolver)	3,125	3,125
Project Tahoe Acquisition Corporation (Revolver)	4,229	n/a
Protecht Group Holdings Pty Ltd (Delayed Draw)	n/a	5,338
Protecht Group Holdings Pty Ltd (Delayed Draw)	1,153	2,349
Protecht Group Holdings Pty Ltd (Delayed Draw)	577	n/a
Protecht Group Holdings Pty Ltd (Revolver)	1,107	1,068
Protecht Group Holdings Pty Ltd (Revolver)	1,600	1,600
Prototek LLC (Revolver)	1,048	921
Pursuit Buyer, LLC (Delayed Draw)	904	n/a
Pursuit Buyer, LLC (Delayed Draw)	5,800	n/a
Pursuit Buyer, LLC (Revolver)	4,350	n/a
Quest Resource Management Group, LLC (Delayed Draw)	6,944	6,944
Rampart Exterior Services Buyer, Inc. (Revolver)	2,143	2,679
Randys Holdings, Inc. (Delayed Draw)	54	1,048

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Randys Holdings, Inc. (Revolver)	2,017	2,273
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
Recycled Plastics Industries, LLC (Revolver)	n/a	446
Relevant Industrial, LLC (Delayed Draw)	4,740	7,190
Relevant Industrial, LLC (Delayed Draw)	3,804	3,804
Relevant Industrial, LLC (Revolver)	2,663	2,739
Relevate Health Group, LLC (Revolver)	1,105	789
Resin Solutions LLC (Delayed Draw)	n/a	2,241
Resin Solutions LLC (Revolver)	1,019	1,222
Rita's Franchise Company, LLC (Revolver)	1,799	1,799
Ro Health, LLC (Revolver)	1,067	747
SCP ADV Infusion Purchaser, LLC (Delayed Draw)	2,568	2,568
SCP ADV Infusion Purchaser, LLC (Revolver)	4,622	4,622
SCP Baked Goods Holdings, LLC (Delayed Draw)	3,750	3,750
SCP Baked Goods Holdings, LLC (Revolver)	1,250	1,250
SCP Eye Care Holdco, LLC (Delayed Draw)	n/a	1,710
SCP Eye Care Holdco, LLC (Revolver)	1,082	1,442
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	3,947
SDG Corporation (Delayed Draw)	2,727	2,727
SDG Corporation (Revolver)	2,046	2,046
SDG Mgmt Company, LLC (Delayed Draw)	n/a	5,845
SDG Mgmt Company, LLC (Revolver)	991	1,486
Securly, Inc. (Revolver)	n/a	646
Seran BioScience, LLC (Revolver)	800	356
SheerTrans Solutions, LLC (Revolver)	1,505	740
SHOOK Research, LLC (Revolver)	2,875	2,875
Signiant Inc. (Revolver)	1,875	1,875
SingleStore, Inc. (Delayed Draw)	4,886	8,319
SingleStore, Inc. (Revolver)	8,488	8,488
SIP Care Services, LLC (Revolver)	n/a	380
Sparq Holdings, Inc. (Revolver)	266	177
Spherix Global Inc. (Revolver)	n/a	250
Sports Operating Holdings II, LLC (Revolver)	n/a	1,500
StarCompliance MidCo, LLC (Revolver)	2,324	2,583
Steel City Wash, LLC (Delayed Draw)	3,158	3,158
Steel City Wash, LLC (Revolver)	1,053	1,242
Streamland Media MidCo LLC (Delayed Draw)	22	35
Summit Professional Education, LLC (Delayed Draw)	6,769	7,357
Summit Professional Education, LLC (Revolver)	834	1,471
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Delayed Draw)	n/a	6,000
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Revolver)	3,000	2,600
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	n/a	3,930

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Sunstates Security, LLC (Delayed Draw)	2,222	6,667
Talent Systems, LLC (Revolver)	933	933
Tavoron Buyer Corp. (Delayed Draw)	4,603	6,958
Tavoron Buyer Corp. (Revolver)	189	195
Tavoron Buyer Corp. (Revolver)	1,231	1,338
Tax Protection BuyCo, LLC (Delayed Draw)	4,706	4,706
Tax Protection BuyCo, LLC (Revolver)	5,882	5,882
The Black Tux, LLC (Delayed Draw)	n/a	1,104
The Black Tux, LLC (Revolver)	1,167	1,944
The Gersh Agency, LLC (Delayed Draw)	9,510	12,270
The Gersh Agency, LLC (Revolver)	1,142	1,468
The Gersh Agency, LLC (Revolver)	1,816	1,686
The Kyjen Company, LLC (Revolver)	420	315
The Smilist DSO, LLC (Delayed Draw)	1,162	1,954
The Smilist DSO, LLC (Revolver)	683	1,974
TigerConnect, Inc. (Revolver)	1,857	1,429
Tiugo Group Holdings Corp (Delayed Draw)	14,718	13,178
Tiugo Group Holdings Corp (Revolver)	7,359	6,589
TJ Management HoldCo LLC (Revolver)	509	n/a
Together Women's Health, LLC (Delayed Draw)	7,244	7,244
Together Women's Health, LLC (Revolver)	1,552	1,552
Touchmath Acquisition LLC (Revolver)	n/a	1,429
Triad Financial Services, Inc. (Equity commitment)	34,952	34,952
Trident Maritime Systems, Inc. (Revolver)	24	n/a
Trilon Group, LLC (Delayed Draw)	n/a	7,313
Trilon Group, LLC (Revolver)	n/a	4,874
Ultra Clean Holdco LLC (Delayed Draw)	3,750	3,750
Ultra Clean Holdco LLC (Revolver)	3,000	3,000
Unanet, Inc. (Delayed Draw)	1,350	1,350
Unanet, Inc. (Delayed Draw)	1,992	1,992
Unanet, Inc. (Revolver)	4,316	4,316
USLIVE OPCO, INC. (Revolver)	2,105	2,105
V10 Entertainment, Inc. (Revolver)	385	n/a
Valkyrie Buyer, LLC (Delayed Draw)	2,002	2,488
Valkyrie Buyer, LLC (Revolver)	2,498	2,386
Valudor Products LLC (Revolver)	427	n/a
Vanterra Holdings, LLC (Delayed Draw)	n/a	21,000
Vanterra Holdings, LLC (Delayed Draw)	6,846	21,000
Vanterra Holdings, LLC (Revolver)	6,300	6,300
Varicent Intermediate Holdings Corporation (Delayed Draw)	2,826	2,826
Varicent Intermediate Holdings Corporation (Delayed Draw)	2,713	3,989
Varicent Intermediate Holdings Corporation (Revolver)	5,776	5,776
Velociti, LLC (Revolver)	2,526	3,789

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	6,125	6,125
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	3,063	3,063
Vhagar Purchaser, LLC (Delayed Draw)	6,667	6,667
Vhagar Purchaser, LLC (Revolver)	2,667	2,667
Volt Bidco, Inc. (Revolver)	n/a	956
WebPT, Inc. (Revolver)	521	67
Whistler Parent Holdings III, Inc. (Revolver)	n/a	663
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	1,719	977
Xpress Wellness, LLC (Delayed Draw)	n/a	8,550
Xpress Wellness, LLC (Revolver)	2,215	2,215
YBR OZ ECE, LLC (Delayed Draw)	1,600	1,600
YBR OZ ECE, LLC (Revolver)	375	375
ZI Intermediate II, Inc. (Revolver)	6,958	6,958
Zodega Landscaping, LLC (Equity Commitment)	1,197	1,197
Zodega Landscaping, LLC (Revolver)	1,091	992
Total Unfunded Portfolio Company Commitments	$1,001,304	$1,248,056
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 12. Financial Highlights
The following are financial highlights for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Per share data:
Net asset value at beginning of period	$9.87	$10.37
Net investment income (1)	0.46	0.51
Net gain (loss) (1)	(0.13)	(0.12)
Net increase (decrease) in net assets resulting from operations (1)	0.33	0.39
Stockholder distributions declared (2)	(0.43)	(0.53)
Other (3)	—	0.02
Net asset value at end of period	$9.77	$10.25
Total return based on average net asset value (4)	3.42%	4.01%
Ratio/Supplemental data:
Net assets at end of period	$2,709,662	$2,546,266
Shares outstanding at end of period	277,443,664	248,420,048
Portfolio turnover (5)	12.72%	10.68%
Ratio of total investment income to average net assets (6)	21.69%	21.18%
Ratio of expenses to average net assets without waivers (6)	12.04%	10.90%
Ratio of expenses to average net assets with waivers (6)	11.49%	10.90%
Ratio of net investment income to average net assets without waivers (6)	9.65%	10.27%
Ratio of net investment income to average net assets with waivers (6)	10.21%	10.27%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2026 and 2025, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
Note 14. Subsequent Events
The Company has evaluated subsequent events through August 7, 2026, the date on which the consolidated financial statements were issued.
Stock Issuances: On July 1, 2026, the Company sold 1,145,836 shares for aggregate consideration of $11,195. On August 1, 2026, the Company received proceeds of $16,264 related to an additional share issuance to bring the total consideration the Company has received for stock issuances subsequent to June 30, 2026 to $27,459.
Distributions: On July 20, 2026, the Board declared a distribution of $0.068 per share, which was paid on July 29, 2026 to stockholders of record as of July 21, 2026. The total distribution paid was $18,944, $8,359 of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.77.
Share Repurchases: On August 3, 2026, the Company commenced its normal course quarterly tender offer pursuant to the Share Repurchase Program. The Company offered to purchase up to 13,872,183 shares of its issued and outstanding common stock. This amount represents approximately 5.0% of the Company's common stock outstanding as of June 30, 2026. The tender offer is for a price per share equal to the net asset value per share of the Company's common stock on July 31, 2026. The tender offer will expire at 11:59 P.M., Eastern Time, on August 31, 2026, unless otherwise extended.
The Company feels comfortable with its current state of liquidity and its liquidity management program. Subsequent to June 30, 2026, the Company has had net capital inflows totaling $35,818, comprised of (i) the issuance of shares in connection with its private offerings of $27,459 and (ii) the issuances of shares under the DRIP of $8,359.

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
•our or our portfolio companies' future business, operations, operating results or prospects;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of any U.S. government shutdown as well as the legislative, regulatory, trade (including tariffs) and other policies associated with the current U.S. administration;
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
•the disruption of global shipping activities and the associated impact on the cost of oil and other commodities;
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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of June 30, 2026, our portfolio included approximately 85.6% senior secured loans, 0.3% unitranche secured loans, 5.8% junior secured loans and 8.3% equity investments, compared to December 31, 2025, when our portfolio included approximately 87.4% senior secured loans, 0.6% unitranche secured loans, 4.8% junior secured loans and 7.2% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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

On April 14, 2026, we completed the purchase of the assets of MRCC. The Asset Purchase was completed pursuant to the terms of the Asset Purchase Agreement among us, MRCC and MC Advisors. Pursuant to the Asset Purchase Agreement, on the Closing Date, we delivered to MRCC an aggregate purchase price of approximately $335.3 million, equal to the fair value of the Purchased Assets (as defined in the Asset Purchase Agreement) as of April 11, 2026, at which time MRCC sold to us all of its investment assets and we assumed certain liabilities with respect to such assets.
We accounted for the transaction as an asset acquisition under ASC 805-50, Business Combinations—Related Issues. The Purchased Assets were recorded at the purchase price (their then-current fair market value) plus the allocable portion of the transaction costs of the Asset Purchase. These transaction costs were allocated to the cost basis of each Purchased Asset on a pro rata basis based on the cost basis of each of Purchased Assets.
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
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) during the six months ended June 30, 2026 and 2025:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
April 1, 2026	$9.78	2,014,437	19,701
May 1, 2026	$9.77	1,174,995	11,480
June 1, 2026	$9.77	1,222,087	11,939
Total		14,575,811	$143,240

Date (1)	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2025
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	$10.33	10,639,149	109,903
Total		46,979,968	$486,757
(1)We began monthly closings for our private offering in October 2025. Prior to October 2025, closings for our private offering were held quarterly.
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
The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program (in thousands except shares and per share data) six months ended June 30, 2026 and 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2026
February 27, 2026	$9.87	15,199,220	$150,016
May 29, 2026 (1)	$9.77	14,229,101	139,018
Total		29,428,321	$289,034
(1)The Company accepted for purchase 14,229,101 shares on a pro rata basis based on the number of tendered shares in accordance with the terms of the offer to repurchase and Rule 13e-4(f)(1) under the Securities Exchange Act of 1934, as amended.

Date	Price Per Share	Shares Repurchased	Total Cost
Six months ended June 30, 2025
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	$10.33	1,391,450	14,373
Total		2,166,418	$22,410
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
Portfolio and Investment Activity
During the three months ended June 30, 2026, we invested $151.1 million in 23 new portfolio companies, $369.1 million in 129 existing portfolio companies and had $368.8 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $151.4 million for the period.
During the six months ended June 30, 2026, we invested $303.8 million in 36 new portfolio companies, $598.3 million in 165 existing portfolio companies and had $745.7 million in aggregate amount of sales and principal repayments, resulting in a net increase in investments of $156.4 million for the period.
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

The following table shows portfolio yield by investment type as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.2%	9.1%	9.4%	9.4%
Unitranche secured loans	10.3	10.4	9.8	10.9
Junior secured loans	9.7	9.7	10.1	10.1
Equity investments	8.7	8.7	8.8	8.8
Total	9.3%	9.2%	9.4%	9.4%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands) as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$5,097,614	85.6%	$5,090,861	87.4%
Unitranche secured loans	20,360	0.3	35,414	0.6
Junior secured loans	343,146	5.8	277,025	4.8
Equity investments	495,297	8.3	416,455	7.2
Total	$5,956,417	100.0%	$5,819,755	100.0%
Our portfolio composition at June 30, 2026 remained relatively consistent with our portfolio at December 31, 2025, with changes resulting primarily from investments in new and existing portfolio companies, offset by sales and principal repayments. As of June 30, 2026, our yields slightly decreased compared to December 31, 2025, primarily due to decreases in base rates on our loan portfolio.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands) as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$49,259	0.8%	$40,434	0.7%
Automotive	68,156	1.2	61,039	1.0
Banking	47,619	0.8	40,681	0.7
Beverage, Food & Tobacco	150,690	2.5	145,549	2.5
Capital Equipment	203,876	3.4	272,138	4.7
Chemicals, Plastics & Rubber	60,254	1.0	53,692	0.9
Construction & Building	311,135	5.2	282,687	4.9
Consumer Goods: Durable	55,590	0.9	54,861	0.9
Consumer Goods: Non-Durable	71,894	1.2	80,235	1.4
Containers, Packaging & Glass	77,039	1.3	57,516	1.0
Energy: Oil & Gas	157	0.0 *	133	0.0 *
Environmental Industries	48,067	0.8	100,594	1.7
FIRE: Finance	413,583	7.0	401,245	6.9
FIRE: Real Estate	269,533	4.5	173,367	3.0
Healthcare & Pharmaceuticals	925,140	15.5	822,082	14.1
High Tech Industries	792,829	13.3	768,219	13.2
Hotels, Gaming & Leisure	—	—	122	0.0 *
Media: Advertising, Printing & Publishing	248,702	4.2	324,332	5.6
Media: Broadcasting & Subscription	1,173	0.0 *	523	0.0 *
Media: Diversified & Production	82,257	1.4	88,577	1.5
Retail	15,603	0.3	14,624	0.3
Services: Business	1,339,891	22.5	1,299,308	22.3
Services: Consumer	360,835	6.1	338,841	5.8
Telecommunications	82,360	1.4	122,038	2.1
Transportation: Cargo	199,020	3.3	201,888	3.5
Transportation: Consumer	6,162	0.1	—	—
Utilities: Electric	37,277	0.6	36,030	0.6
Wholesale	38,316	0.7	39,000	0.7
Total	$5,956,417	100.0%	$5,819,755	100.0%
________________________________________________________
*Represents an amount less than 0.1%.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Number of portfolio companies	285	284
Weighted average EBITDA (1)(2)	$32,447	$32,896
Median EBITDA (1)(2)	$18,512	$19,100
Weighted average loan-to-value ("LTV") (3)(4)	37.4%	38.0%
Weighted average leverage (2)(5)	4.19x	4.23x
Weighted average interest coverage ratio ("ICR") (3)(6)	2.78x	2.79x
Percentage of sponsored deals (3)(7)	88.1%	90.0%
Portfolio companies with one or more covenant (8)(9)	99.3%	99.2%
Percentage of debt investments bearing a floating rate (8)	100.0%	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2026 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,505,398	92.4
3	353,534	5.9
4	88,248	1.5
5	9,237	0.2
Total	$5,956,417	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,421,533	93.2
3	324,130	5.5
4	73,569	1.3
5	523	0.0 *
Total	$5,819,755	100.0%
________________________________________________________
*Represents an amount less than 0.1%.
As of June 30, 2026, there were 19 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $71.4 million at fair value, or 1.2% of our total investments at fair value at June 30, 2026. As of December 31, 2025, there were 17 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $67.7 million at fair value, or 1.2% of our total investments at fair value at December 31, 2025.

Results of Operations
Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,
	2026	2025
Total investment income	$148,858	$133,287
Total operating expenses, net of fee waivers	84,884	71,354
Net investment income before income taxes	63,974	61,933
Income taxes, including excise taxes	293	36
Net investment income	63,681	61,897
Net realized gain (loss) on investments	(28,915)	(1,758)
Net realized gain (loss) on foreign currency forward contracts	(79)	(1,184)
Net realized gain (loss) on foreign currency and other transactions	(1,171)	1,275
Net realized gain (loss)	(30,165)	(1,667)
Net change in unrealized gain (loss) on investments	20,675	(7,516)
Net change in unrealized gain (loss) on foreign currency forward contracts	509	(2,086)
Net unrealized gain (loss) on foreign currency and other transactions	963	(7,269)
Net change in unrealized gain (loss)	22,147	(16,871)
Net increase (decrease) in net assets resulting from operations	$55,663	$43,359

	Six months ended June 30,
	2026	2025
Total investment income	$298,455	$246,717
Total operating expenses, net of fee waivers	167,162	133,987
Net investment income before income taxes	131,293	112,730
Income taxes, including excise taxes	320	411
Net investment income	130,973	112,319
Net realized gain (loss) on investments	(40,649)	(1,640)
Net realized gain (loss) on foreign currency forward contracts	(166)	(1,130)
Net realized gain (loss) on foreign currency and other transactions	(1,095)	1,229
Net realized gain (loss)	(41,910)	(1,541)
Net change in unrealized gain (loss) on investments	2,567	(10,560)
Net change in unrealized gain (loss) on foreign currency forward contracts	333	(2,833)
Net unrealized gain (loss) on foreign currency and other transactions	1,548	(10,026)
Net change in unrealized gain (loss)	4,448	(23,419)
Net increase (decrease) in net assets resulting from operations	$93,511	$87,359

Investment Income
The composition of our investment income for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30,
	2026	2025
Interest income	$133,852	$120,227
PIK interest income	5,391	5,676
Dividend income (1)	3,877	1,409
Other income	805	375
Prepayment gain (loss)	1,648	1,955
Accretion of discounts and amortization of premiums	3,285	3,645
Total investment income	$148,858	$133,287

	Six months ended June 30,
	2026	2025
Interest income	$266,798	$224,126
PIK interest income	9,959	8,821
Dividend income (2)	7,788	1,890
Other income	3,381	830
Prepayment gain (loss)	2,686	3,279
Accretion of discounts and amortization of premiums	7,843	7,771
Total investment income	$298,455	$246,717
_________________________________________
(1)During the three months ended June 30, 2026 and 2025, dividend income includes PIK dividends of $1.0 million and $0.5 million, respectively.
(2)During the six months ended June 30, 2026 and 2025, dividend income includes PIK dividends of $1.5 million and $0.9 million, respectively.
Total investment income increased by $15.6 million and $51.7 million during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to an increase in interest income as a result of the increase in average invested assets. These increases in interest income as a result of the increases in average invested assets were partially offset by declines in effective rates driven primarily by the declines in base rates.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30,
	2026	2025
Interest and other debt financing expenses	$55,929	$44,272
Base management fees, net of base management fee waivers (1)	15,441	15,868
Incentive fees (2)	9,096	8,293
Professional fees	1,319	694
Administrative service fees	1,320	1,096
General and administrative expenses	1,742	1,094
Directors’ fees	37	37
Total operating expenses, net of fee waivers	$84,884	$71,354

	Six months ended June 30,
	2026	2025
Interest and other debt financing expenses	$108,926	$83,865
Base management fees, net of base management fee waivers (1)	30,595	29,944
Incentive fees (2)	18,709	14,579
Professional fees	2,682	1,423
Administrative service fees	2,868	2,058
General and administrative expenses	3,307	2,043
Directors’ fees	75	75
Total operating expenses, net of fee waivers	$167,162	$133,987
_________________________________________
(1)Base management fees for the three months ended June 30, 2026 and 2025 were $19.3 million and $15.9 million, respectively. MC Advisors elected to voluntarily waive $3.9 million and zero of such base management fees for the three months ended June 30, 2026 and 2025, respectively. Base management fees for the six months ended June 30, 2026 and 2025 were $38.2 million and $29.9 million, respectively. In addition to base management fee reductions pursuant to the 2022 Fee Waiver Letter, MC Advisors elected to voluntarily waive $7.6 million and zero of such base management fees for the six months ended June 30, 2026 and 2025, respectively. Such waivers are not subject to recoupment by MC Advisors. Except as provided for in the 2022 Fee Waiver Letter, there is no guarantee that MC Advisors will waive any base management fees in the future.
(2)Incentive fees for the three months ended June 30, 2026 and 2025 were $9.1 million and $8.3 million, comprised of part one incentive fees of $9.1 million and $8.8 million, and part two capital gains fees of zero and a reversal of previously accrued fees of $0.5 million, respectively. Incentive fees for the six months ended June 30, 2026 and 2025 were $18.7 million and $14.6 million, comprised of part one incentive fees of $18.7 million and $15.9 million, and part two capital gains fees of zero and a reversal of previously accrued fees of $1.3 million, respectively. See Note 6 to our consolidated financial statements and Capital Gains Incentive Fee for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,
	2026	2025
Interest expense - Revolving Credit Facility	$4,638	$9,408
Interest expense - SPV Credit Facility	4,775	4,232
Interest expense - SPV II Credit Facility	9,936	2,908
Interest expense - SPV III Credit Facility	2,556	2,774
Interest expense - SPV IV Credit Facility	3,476	5,194
Interest expense - SPV V Credit Facility	3,460	2,343
Interest expense - 2022 ABS	2,111	2,699
Interest expense - 2023 ABS	3,652	3,905
Interest expense - 2025 ABS	6,734	—
Interest expense - July 2028 Notes	651	—
Interest expense - November 2028 Notes	2,355	2,355
Interest expense - December 2028 Notes	2,355	2,355
Interest expense - July 2029 Notes	2,913	2,914
Interest expense - September 2029 Notes	896	896
Interest expense - July 2030 Notes	2,657	—
Amortization of debt issuance costs	2,764	2,289
Total interest and other debt financing expenses	$55,929	$44,272
Average debt outstanding	$3,384,066	$2,448,090
Average stated interest rate	6.3%	6.9%

	Six months ended June 30,
	2026	2025
Interest expense - Revolving Credit Facility	$10,824	$17,004
Interest expense - SPV Credit Facility	7,930	8,147
Interest expense - SPV II Credit Facility	19,249	6,026
Interest expense - SPV III Credit Facility	4,864	4,337
Interest expense - SPV IV Credit Facility	6,374	9,937
Interest expense - SPV V Credit Facility	5,700	2,705
Interest expense - 2022 ABS	4,422	5,709
Interest expense - 2023 ABS	7,297	7,818
Interest expense - 2025 ABS	13,423	—
Interest expense - July 2028 Notes	1,302	—
Interest expense - November 2028 Notes	4,710	4,710
Interest expense - December 2028 Notes	4,710	4,710
Interest expense - July 2029 Notes	5,826	5,828
Interest expense - September 2029 Notes	1,792	1,792
Interest expense - July 2030 Notes	5,301	—
Amortization of debt issuance costs	5,202	5,142
Total interest and other debt financing expenses	$108,926	$83,865
Average debt outstanding	$3,289,589	$2,288,822
Average stated interest rate	6.4%	6.9%

Total operating expenses, net of fee waivers, increased by $13.5 million and $33.2 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to an increase in interest and other debt financing expenses from higher average borrowings outstanding to support portfolio growth, partially offset by lower cost of debt primarily driven by a reduced interest rate environment. Additionally, increases in incentive fees, resulting from higher net investment income, contributed to the increase in operating expenses and base management fees from higher invested assets were partially offset by a voluntary base management fee waiver.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2026, we recorded a net expense on the consolidated statements of operations of $42 thousand and $0.1 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2025, we recorded a net expense on the consolidated statements of operations of $8 thousand and $0.4 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2026, we recorded a net tax expense of $0.3 million and $0.2 million, respectively, on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2025, we recorded a net tax expense of $28 thousand on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended June 30, 2026 and 2025, sales or dispositions of investments resulted in $(28.9) million and $(1.8) million of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2026 and 2025, sales or dispositions of investments resulted in $(40.6) million and $(1.6) million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2026 and 2025, we had $(0.1) million and $(1.2) million of net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2026 and 2025, we had $(0.2) million and $(1.1) million of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2026 and 2025, we had $(1.2) million and $1.3 million of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2026 and 2025, we had $(1.1) million and $1.2 million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended June 30, 2026 and 2025, our investments had $20.7 million and $(7.5) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2026 and 2025, our investments had $2.6 million and $(10.6) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three and six months ended June 30, 2026, the net change in unrealized gain on investments was primarily driven by the reversal of prior period mark-to-market declines on certain investments that were realized upon sale during the period, resulting in the reversal of previously recorded unrealized losses. As a result, a portion of the $28.9 million and $40.6 million, respectively, of realized losses on investments recognized during the three and six months ended June 30, 2026 relates to these certain investments that had been previously marked down and does not represent new fair market value declines in the current period. The net change in unrealized gain was partially offset by the impact of mark-to-market losses of $10.7 million and $29.9 million, respectively, from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale and net unrealized losses of $4.4 million and $10.7 million, respectively, on more liquid investments that were still held as of June 30, 2026. These declines in fair value were partially offset by net unrealized gains attributable to broad market movements and improvements in fundamental performance at our portfolio companies.
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
For the three months ended June 30, 2026 and 2025, our foreign currency forward contracts had $0.5 million and $(2.1) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2026 and 2025, our foreign currency forward contracts had $0.3 million and $(2.8) million of net change in unrealized gain (loss), respectively.
For the three months ended June 30, 2026 and 2025, our foreign currency and other transactions had $1.0 million and $(7.3) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2026 and 2025, our foreign currency and other transactions had $1.5 million and $(10.0) million of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $55.7 million and $43.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2026 and 2025, our per share net increase (decrease) in net assets resulting from operations was $0.20 and $0.18, respectively.
For the six months ended June 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $93.5 million and $87.4 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2026 and 2025, our per share net increase (decrease) in net assets resulting from operations was $0.33 and $0.39, respectively.
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

As of June 30, 2026, we had $34.7 million in cash and cash equivalents and $135.5 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of our earnings. As of June 30, 2026, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding by facility consisted of the following:

	Restricted Cash and Cash Equivalents	Principal Amount of Debt Outstanding
Revolving Credit Facility	n/a	$357,365
MC Income Plus Financing SPV LLC ("SPV")	$20,957	333,200
MC Income Plus Financing SPV II LLC ("SPV II")	41,982	690,000
MC Income Plus Financing SPV III LLC ("SPV III")	8,292	161,000
MC Income Plus Financing SPV IV LLC ("SPV IV")	11,647	256,700
MC Income Plus Financing SPV V LLC ("SPV V")	9,450	228,400
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	28,830	196,224
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	6,033	209,100
Monroe Capital Income Plus ABS Funding III, LLC ("2025 Issuer")	8,263	415,000
July 2028 Notes	n/a	42,000
November 2028 Notes	n/a	100,000
December 2028 Notes	n/a	100,000
July 2029 Notes	n/a	156,000
September 2029 Notes	n/a	48,000
July 2030 Notes	n/a	161,000
Total	$135,454	$3,453,989
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on aggregate borrowings outstanding was 178% and 188%, respectively.
Cash Flows
For the six months ended June 30, 2026, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(46.1) million. For the six months ended June 30, 2026, operating activities used $55.3 million, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the six months ended June 30, 2026, financing activities provided $9.2 million, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by repurchases of common stock and distributions to stockholders.
For the six months ended June 30, 2025, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(57.3) million. For the six months ended June 30, 2025, operating activities used $1.0 billion, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. For the six months ended June 30, 2025, financing activities provided $977.3 million, primarily as a result of net borrowings on our debt facilities and the proceeds from issuances of common stock, partially offset by distributions to stockholders and repurchases of common stock.
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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. As of June 30, 2026 and December 31, 2025, we had 277,443,664 and 286,677,222 shares outstanding, respectively.
Distributions
Until October 2025, the Board declared and the Company paid distributions on a quarterly basis. Beginning in October 2025, to the extent that we have taxable income available, and subject to approval by the Board, we intend to make monthly distributions to our stockholders. Distributions to stockholders are recorded on the applicable record date. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and six months ended June 30, 2026 totaled $59.7 million ($0.21 per share) and $123.8 million ($0.43 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2025 totaled $62.2 million (0.26 per share) and $115.9 million ($0.53 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2026 and 2025, no portion of these distributions would have been characterized as a return of capital to stockholders.
We have adopted a dividend reinvestment plan (the "DRIP") that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. As a result, if we declare a dividend or distribution, our stockholders’ cash distributions will only be reinvested in additional shares of our common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by our Board. Prior to November 4, 2025, shares issued under the DRIP were issued at a price per share equal to the NAV per share as of the last day of our fiscal quarter immediately preceding the date that the distribution was declared.
On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the NAV per share as of the most recent effective date on which shares are issued to our investors in the closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances.

Borrowings
Our outstanding debt as of June 30, 2026 was as follows (in thousands):

	June 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$357,365	$350,710	$6,655
SPV Credit Facility	575,000	333,200	328,503	4,697
SPV II Credit Facility	690,000	690,000	686,210	3,790
SPV III Credit Facility	200,000	161,000	159,882	1,118
SPV IV Credit Facility	400,000	256,700	252,234	4,466
SPV V Credit Facility	400,000	228,400	224,260	4,140
2022 ABS (5)	196,224	196,224	196,224	—
2023 ABS (6)	209,100	209,100	207,725	1,375
2025 ABS (7)	415,000	415,000	412,251	2,749
July 2028 Notes	42,000	42,000	41,565	435
November 2028 Notes	100,000	100,000	99,440	560
December 2028 Notes	100,000	100,000	99,440	560
July 2029 Notes	156,000	156,000	155,123	877
September 2029 Notes	48,000	48,000	47,730	270
July 2030 Notes	161,000	161,000	159,459	1,541
Total	$4,537,324	$3,453,989	$3,420,756	$33,233
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of June 30, 2026, we had unused availability across all borrowing facilities totaling $404.1 million.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of June 30, 2026, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $23.2 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of June 30, 2026, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of June 30, 2026, the 2025 Subordinated Notes (as defined below) totaling $85.0 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion and more recently through an amendment to $845.0 million of aggregate commitments as of June 30, 2026.

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
As of June 30, 2026 and December 31, 2025, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $262.5 million and $521.8 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40.0 million ($27.7 million in U.S. dollars) and AUD 40.0 million ($26.7 million in U.S. dollars), respectively, and Great Britain pounds of £27.0 million ($35.8 million in U.S. dollars) and £40.0 million ($53.9 million in U.S. dollars), respectively, and Euros of €27.5 million ($31.4 million in U.S. dollars) and €27.5 million ($32.3 million in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $1.0 million and $1.6 million for the three and six months ended June 30, 2026, respectively, and $(7.3) million and $(10.0) million for the three and six months ended June 30, 2025, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.8%, respectively.
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
As of June 30, 2026 and December 31, 2025, we were in compliance with all covenants and other requirements of the Revolving Credit Agreement.
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
Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of June 30, 2026 and December 31, 2025, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $689.0 million and $583.7 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
After the February 10, 2026 amendment, and during the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 1.90% to a maximum of 2.20%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 2.50%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% per annum on any unused portion of the SPV Credit Facility. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 6.3%, respectively.
Borrowings under the SPV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, we and SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility.

SPV II Credit Facility
On December 20, 2022, we entered into a senior secured term credit facility (the "SPV II Credit Facility") with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature, which allowed us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, we entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690.0 million; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of June 30, 2026 and December 31, 2025, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $1.0 billion and $918.3 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.9%, respectively.
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
As of June 30, 2026 and December 31, 2025, we and SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. On March 7, 2025, we amended the SPV III Credit Facility to increase the facility amount to $200.0 million. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of June 30, 2026 and December 31, 2025, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $373.9 million and $266.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.7%, respectively.

Borrowings under the SPV III Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, we and SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
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
Under the terms of the SPV IV Credit Facility, as amended from time to time, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through March 17, 2029. The SPV IV Credit Facility matures on March 17, 2031, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $475.0 million and $399.5 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.5% and 5.9%, respectively.
Borrowings under the SPV IV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, we and SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.
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

Under the terms of the SPV V Credit Facility, as amended from time to time, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through March 17, 2029. The SPV V Credit Facility matures on March 17, 2031, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV V as collateral for the SPV V Credit Facility was $409.2 million and $301.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of June 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 5.8%, respectively.
Borrowings under the SPV V Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2026 and December 31, 2025, we and SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both June 30, 2026 and December 31, 2025, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of June 30, 2026 and December 31, 2025, the fair value of our investments held in the 2022 Issuer as collateral was $263.9 million and $312.3 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both June 30, 2026 and December 31, 2025, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both June 30, 2026 and December 31, 2025, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of June 30, 2026 and December 31, 2025, we and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.

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
On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 million of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and we continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both June 30, 2026 and December 31, 2025, the 2023 Subordinated Notes were eliminated in consolidation.
As of June 30, 2026 and December 31, 2025, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.0% and 6.2%, respectively. As of both June 30, 2026 and December 31, 2025, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both June 30, 2026 and December 31, 2025, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of June 30, 2026 and December 31, 2025, the fair value of investments that were held in the 2023 Issuer as collateral was $255.7 million and $252.0 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to us are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of June 30, 2026 and December 31, 2025, we and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.

2025 Asset-Backed Securitization
On December 18, 2025, we completed a $500.0 million asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320.0 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55.0 million of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40.0 million of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85.0 million of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). We retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of June 30, 2026 and December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.
As of both June 30, 2026 and December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of both June 30, 2026 and December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of both June 30, 2026 and December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.
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
As of June 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2025 Issuer as collateral was $498.7 million and $486.8 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to us are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of June 30, 2026 and December 31, 2025, the Company and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.
Unsecured Notes
We issued unsecured notes, as further described below: July 2028 Notes, November 2028 Notes, December 2028 Notes, July 2029 Notes, September 2029 Notes and July 2030 Notes, (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
As of June 30, 2026 and December 31, 2025, we were in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
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

Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2026 and December 31, 2025, the Company had $42.0 million in aggregate principal amount of July 2028 Notes outstanding.
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
As of both June 30, 2026 and December 31, 2025, the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
November 2028 Notes
On November 15, 2023, we entered into a note purchase agreement (the “November 2028 Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of unsecured notes (the “November 2028 Notes”), due November 15, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act in a private placement. The closing for the November 2028 Notes occurred on November 15, 2023. The November 2028 Notes are guaranteed by our various subsidiaries.

Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2026 and December 31, 2025, we had $100.0 million in aggregate principal amount of November 2028 Notes outstanding.
The November 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of $660.9 million and a minimum asset coverage ratio of 1.50 to 1.00.
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
As of both June 30, 2026 and December 31, 2025, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.
December 2028 Notes
On November 15, 2023, we entered into a note purchase agreement (the “December 2028 Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of unsecured notes (the “December 2028 Notes”), due December 13, 2028, with a fixed interest rate of 9.42% per year, to institutional accredited investors (as defined in Regulation D under the Securities Act in a private placement. The closing for the December 2028 Notes occurred on December 13, 2023. The December 2028 Notes are guaranteed by our various subsidiaries.
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2026 and December 31, 2025, we had $100.0 million in aggregate principal amount of December 2028 Notes outstanding.

The December 2028 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our regulation as a business development company within the meaning of the 1940 Act and as a regulated investment company under the Code, a minimum net worth of $660.9 million and a minimum asset coverage ratio of 1.50 to 1.00.
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
As of both June 30, 2026 and December 31, 2025, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2026 and December 31, 2025, we had $156.0 million in aggregate principal amount of July 2029 Notes outstanding.

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
As of both June 30, 2026 and December 31, 2025, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%.
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
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2026 and December 31, 2025, we had $48.0 million in aggregate principal amount of September 2029 Notes outstanding.

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
As of both June 30, 2026 and December 31, 2025, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.
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
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both June 30, 2026 and December 31, 2025, the Company had $161.0 million in aggregate principal amount of July 2030 Notes outstanding.

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
As of both June 30, 2026 and December 31, 2025, the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

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
•On August 7, 2025, we entered into an Asset Purchase Agreement with MRCC and MC Advisors pursuant to which the Company completed the Asset Purchase of MRCC on April 14, 2026. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Asset Purchase.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of June 30, 2026 and December 31, 2025, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $1.0 billion and $1.2 billion, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of June 30, 2026. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of June 30, 2026, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. Further, floating rate assets remain structurally advantaged by allowing investors to capture higher-for-longer base rates in current income while sidestepping the mark-to-market volatility inherent in fixed rate exposures. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Throughout the first half of 2026, the middle market experienced modest spread widening across all EBITDA segments, while leverage and loan-to-value attachments points decreased nominally.(2) Further, interest coverage ratios continue to expand, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion.(3) Deal activity declined year over year in the first half of 2026, as M&A volumes are down reflecting uncertainty around interest rates and geopolitical conflict in the Middle East. However, underlying fundamentals continue to support an accelerated M&A environment which would result in increased loan portfolio activity. Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from recent market volatility, particularly in software and the lingering impact of the potential tariffs implemented by the current U.S. administration and general market headline sentiment. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is positioned well to navigate the potential risks noted above. Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
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
(2)KBRA DLD Research– July 2026.
(3)LSEG LPC’s 2Q26 Sponsored Middle Market Private Deals Analysis – July 2026.

Recent Developments
Stock Issuances: On July 1, 2026, we sold 1,145,836 shares for aggregate consideration of $11.2 million. On August 1, 2026, we received proceeds of $16.3 million related to an additional share issuance to bring the total consideration we have received for stock issuances subsequent to June 30, 2026 to $27.5 million.
Distributions: On July 20, 2026, the Board declared a distribution of $0.068 per share, which was paid on July 29, 2026 to stockholders of record as of July 21, 2026. The total distribution paid was $18.9 million, $8.4 million of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.77.
Share Repurchases: On August 3, 2026, we commenced our normal course quarterly tender offer pursuant to the Share Repurchase Program. We offered to purchase up to 13,872,183 shares of our issued and outstanding common stock. This amount represents approximately 5.0% of our common stock outstanding as of June 30, 2026. The tender offer is for a price per share equal to the net asset value per share of our common stock on July 31, 2026. The tender offer will expire at 11:59 P.M., Eastern Time, on August 31, 2026, unless otherwise extended.
We feel comfortable with our current state of liquidity and our liquidity management program. Subsequent to June 30, 2026, we have had net capital inflows totaling $35.8 million, comprised of (i) the issuance of shares in connection with our private offerings of $27.5 million and (ii) the issuances of shares under the DRIP of $8.4 million.
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
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to enable the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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
In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.
As of June 30, 2026, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation policies and procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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

Capital Gains Incentive Fee
Pursuant to the terms of the Amended Investment Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Amended Investment Advisory Agreement). This fee equals 12.5% (reduced from 15.0% as a result of MC Advisors 2022 Fee Waiver Letter to permanently waive a portion of the incentive fees starting on January 1, 2022) of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
During both the three and six months ended June 30, 2026, there were zero accrued capital gains incentive fees on our portfolio. There were no payables to MC Advisors for capital gains incentive fees for the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we reversed previously accrued capital gains incentive fees of $0.5 million and $1.3 million, respectively, based on unrealized losses on our portfolio. During both the three and six months ended June 30, 2025, $16 thousand of accrued capital gains incentive fees was payable to MC Advisors as a result of realized gains.
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
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by MC Advisors, as the Valuation Designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the six months ended June 30, 2026 for more information relating to our investment valuation.
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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(141,259)	$(71,294)	$(69,965)
Down 200 basis points	(102,648)	(47,529)	(55,119)
Down 100 basis points	(51,812)	(23,765)	(28,047)
Up 100 basis points	53,529	23,765	29,764
Up 200 basis points	107,058	47,529	59,529
Up 300 basis points	160,587	71,294	89,293
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD), Canadian dollars (CAD), Euros (EUR) and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2026, we had foreign currency forward contracts in place for AUD 37.0 million, CAD 32.5 million, EUR 5.3 million and GBP 6.4 million associated with future principal and interest payments on certain investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we, our executive officers, directors and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of June 30, 2026, we were not subject to any material pending legal proceedings.
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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. There have been no material changes known to us during the quarter ended June 30, 2026 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following tables summarize the issuance of shares during the six months ended June 30, 2026, par value $0.01 per share:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
April 1, 2026	$9.78	2,014,437	19,701
May 1, 2026	$9.77	1,174,995	11,480
June 1, 2026	$9.77	1,222,087	11,939
Total		14,575,811	$143,240
The sales of shares of our common stock were made pursuant to subscription agreements entered into by us, on the one hand, and each of our investors, on the other hand. The issuance and sale of the shares of our common stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

Except as previously reported by us in this Item 2 or on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: August 7, 2026	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: August 7, 2026	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation