Form 10-Q
period 2026-09-30
Monroe Capital Income Plus Corp
filed 2026-11-06
CIK 1742313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, the registrant had 271,533,047 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$4,985,130	$5,511,585
Non-controlled affiliate company investments	405,042	308,170
Controlled affiliate company investments	124,001	—
Total investments, at fair value (amortized cost of: $5,609,167 and $5,913,363, respectively)	5,514,173	5,819,755
Cash and cash equivalents	23,826	69,216
Restricted cash and cash equivalents	139,691	147,031
Interest and dividend receivable	93,712	65,242
Receivable for unsettled trades	34,421	27,213
Other assets	2,497	1,831
Total assets	5,808,320	6,130,288
Liabilities
Debt	3,106,509	3,224,163
Less: Unamortized debt issuance costs	(30,910)	(30,656)
Total debt, less unamortized debt issuance costs	3,075,599	3,193,507
Interest payable	52,138	35,001
Net unrealized loss on foreign currency forward contracts	2,777	3,172
Payable for unsettled trades	12,916	12,492
Base management fees payable	15,166	18,480
Incentive fees payable	8,473	9,187
Accounts payable and accrued expenses	24,215	27,870
Directors' fees payable	38	—
Total liabilities	3,191,322	3,299,709
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 600,000 shares authorized, 269,863 and 286,677 shares issued and outstanding, respectively	$270	$287
Capital in excess of par value	2,756,161	2,920,900
Accumulated undistributed (overdistributed) earnings	(139,433)	(90,608)
Total net assets	$2,616,998	$2,830,579
Total liabilities and total net assets	$5,808,320	$6,130,288
Net asset value per share	$9.70	$9.87
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$128,216	$128,087	$401,246	$359,646
Payment-in-kind interest income	3,542	5,210	10,620	12,952
Dividend income	691	508	2,373	1,617
Other income	3,333	497	6,714	1,285
Total investment income from non-controlled/non-affiliate company investments	135,782	134,302	420,953	375,500
Non-controlled affiliate company investments:
Interest income	1,965	1,659	5,839	5,276
Payment-in-kind interest income	2,431	1,024	5,312	2,103
Dividend income	660	1,692	6,766	2,473
Other income	—	21	—	63
Total investment income from non-controlled affiliate company investments	5,056	4,396	17,917	9,915
Controlled affiliate company investments:
Interest income	570	—	993	—
Payment-in-kind interest income	1,067	—	1,067	—
Total investment income from controlled affiliate company investments	1,637	—	2,060	—
Total investment income	142,475	138,698	440,930	385,415
Operating expenses:
Interest and other debt financing expenses	54,480	48,734	163,406	132,599
Base management fees	18,958	17,264	57,202	47,208
Incentive fees	8,473	8,596	27,182	23,175
Professional fees	1,341	1,243	4,023	2,666
Administrative service fees	1,389	1,189	4,257	3,247
General and administrative expenses	1,716	1,400	5,023	3,443
Directors’ fees	38	37	113	112
Total operating expenses before fee waivers	86,395	78,463	261,206	212,450
Base management fee waivers	(3,792)	—	(11,441)	—
Total operating expenses, net of fee waivers	82,603	78,463	249,765	212,450
Net investment income before income taxes	59,872	60,235	191,165	172,965
Income taxes, including excise taxes	561	63	881	474
Net investment income	59,311	60,172	190,284	172,491
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(17,689)	(2,606)	(58,338)	(4,246)
Foreign currency forward contracts	(82)	(71)	(248)	(1,201)
Foreign currency and other transactions	14	7	(1,081)	1,236
Net realized gain (loss)	(17,757)	(2,670)	(59,667)	(4,211)
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(5,472)	(50,688)	(11,227)	(56,982)
Non-controlled/affiliate company investments	(9,118)	(4)	(2,336)	(4,270)
Controlled affiliate company investments	10,637	—	12,177	—
Foreign currency forward contracts	62	138	395	(2,695)
Foreign currency and other transactions	125	1,131	1,673	(8,895)
Net change in unrealized gain (loss)	(3,766)	(49,423)	682	(72,842)
Net gain (loss)	(21,523)	(52,093)	(58,985)	(77,053)
Net increase (decrease) in net assets resulting from operations	$37,788	$8,079	$131,299	$95,438
Per common share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.14	$0.03	$0.46	$0.41
Weighted average common shares outstanding - basic and diluted	276,322	254,865	283,164	233,574
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at June 30, 2025	248,420	$249	$2,533,609	$12,408	$2,546,266
Net investment income	—	—	—	60,172	60,172
Net realized gain (loss)	—	—	—	(2,670)	(2,670)
Net change in unrealized gain (loss)	—	—	—	(49,423)	(49,423)
Issuances of common stock	22,257	22	226,786	—	226,808
Repurchases of common stock	(3,773)	(4)	(38,447)	—	(38,451)
Distributions declared to stockholders	—	—	—	(66,370)	(66,370)
Stock issued in connection with dividend reinvestment plan	2,810	3	28,797	—	28,800
Balances at September 30, 2025	269,714	$270	$2,750,745	$(45,883)	$2,705,132

Balances at June 30, 2026	277,444	$278	$2,830,251	$(120,867)	$2,709,662
Net investment income	—	—	—	59,311	59,311
Net realized gain (loss)	—	—	—	(17,757)	(17,757)
Net change in unrealized gain (loss)	—	—	—	(3,766)	(3,766)
Issuances of common stock	3,775	4	36,859	—	36,863
Repurchases of common stock	(13,872)	(14)	(135,517)	—	(135,531)
Distributions declared to stockholders	—	—	—	(56,354)	(56,354)
Stock issued in connection with dividend reinvestment plan	2,516	2	24,568	—	24,570
Balances at September 30, 2026	269,863	$270	$2,756,161	$(139,433)	$2,616,998

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2024	198,704	$199	$2,018,583	$40,945	$2,059,727
Net investment income	—	—	—	172,491	172,491
Net realized gain (loss)	—	—	—	(4,211)	(4,211)
Net change in unrealized gain (loss)	—	—	—	(72,842)	(72,842)
Issuances of common stock	69,237	69	713,496	—	713,565
Repurchases of common stock	(5,939)	(6)	(60,855)	—	(60,861)
Distributions declared to stockholders	—	—	—	(182,266)	(182,266)
Stock issued in connection with dividend reinvestment plan	7,712	8	79,521	—	79,529
Balances at September 30, 2025	269,714	$270	$2,750,745	$(45,883)	$2,705,132

Balances at December 31, 2025	286,677	$287	$2,920,900	$(90,608)	$2,830,579
Net investment income	—	—	—	190,284	190,284
Net realized gain (loss)	—	—	—	(59,667)	(59,667)
Net change in unrealized gain (loss)	—	—	—	682	682
Issuances of common stock	18,351	18	180,085	—	180,103
Repurchases of common stock	(43,300)	(43)	(424,522)	—	(424,565)
Distributions declared to stockholders	—	—	—	(180,124)	(180,124)
Stock issued in connection with dividend reinvestment plan	8,135	8	79,698	—	79,706
Balances at September 30, 2026	269,863	$270	$2,756,161	$(139,433)	$2,616,998
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$131,299	$95,438
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	58,338	4,246
Net realized (gain) loss on foreign currency forward contracts	248	1,201
Net realized (gain) loss on foreign currency and other transactions	1,081	(1,236)
Net change in unrealized (gain) loss on investments	1,386	61,252
Net change in unrealized (gain) loss on foreign currency forward contracts	(395)	2,695
Net change in unrealized (gain) loss on foreign currency and other transactions	(1,673)	8,895
Payment-in-kind interest capitalized	(19,402)	(15,058)
Net accretion of discounts and amortization of premiums	(9,982)	(10,472)
Purchases of investments	(1,085,079)	(2,115,976)
Proceeds from principal payments and sale of investments and settlement of forward contracts	1,358,992	686,693
Amortization of debt issuance costs	8,013	7,298
Changes in operating assets and liabilities:
Interest and dividend receivable	(28,470)	(24,700)
Receivable for unsettled trades	(7,208)	(8,869)
Other assets	(666)	43
Interest payable	17,137	23,368
Payable for unsettled trades	424	(3,858)
Base management fees payable	(3,314)	4,503
Incentive fees payable	(714)	(944)
Accounts payable and accrued expenses	(3,655)	5,441
Directors’ fees payable	38	37
Net cash provided by (used in) operating activities	416,398	(1,280,003)
Cash flows from financing activities:
Borrowings on debt	1,476,599	2,828,232
Repayments of debt	(1,592,549)	(2,213,315)
Debt issuance costs capitalized	(8,267)	(11,244)
Proceeds from issuance of common stock	180,103	713,565
Repurchases of common stock	(424,565)	(60,861)
Stockholder distributions paid	(100,418)	(102,737)
Net cash provided by (used in) financing activities	(469,097)	1,153,640
Net increase (decrease) in cash and restricted cash and cash equivalents	(52,699)	(126,363)
Effect of foreign currency exchange rates	(31)	8
Cash and restricted cash and cash equivalents, beginning of period	216,247	254,024
Cash and restricted cash and cash equivalents, end of period	$163,517	$127,669
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$138,256	$101,933
Cash paid for income taxes, including excise taxes, during the period	$1,187	$1,128
Supplemental disclosure of non-cash activities:
Stock issued in connection with dividend reinvestment plan	$79,706	$79,529

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$23,826	$69,216
Restricted cash and cash equivalents	139,691	147,031
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$163,517	$216,247

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$41,532	$129,634
Restricted cash and cash equivalents	86,137	124,390
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$127,669	$254,024
See Notes to Consolidated Financial Statements.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Air Transport Components Acquisition, LLC	(8)	SF	4.75%	8.48%	6/18/2025	6/18/2031	6,948	$6,875	$6,948	0.3%
Air Transport Components Acquisition, LLC	(8)	SF	4.75%	8.51%	6/18/2025	6/18/2031	5,593	5,593	5,593	0.2%
Air Transport Components Acquisition, LLC	(8)	SF	5.00%	8.76%	6/5/2026	6/18/2031	4,375	4,344	4,375	0.2%
Air Transport Components Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.51%	6/18/2025	6/18/2031	2,100	—	—	0.0%
Arcline FM Holdings, LLC	(34)	SF	2.75%	6.60%	8/26/2026	6/24/2030	997	1,004	1,003	0.0%
Trident Maritime Systems, Inc.		SF	7.60%	9.67% Cash/ 2.00% PIK	4/14/2026	2/26/2027	1,327	1,288	1,254	0.0%
Trident Maritime Systems, Inc. (Revolver)		SF	7.60%	9.58% Cash/ 2.00% PIK	4/14/2026	2/26/2027	144	140	136	0.0%
							21,484	19,244	19,309	0.7%
Automotive
Excel Testing and Engineering Holdings LLC	(8)	SF	4.50%	8.23%	12/22/2025	12/22/2031	2,993	2,966	2,991	0.1%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.34%	12/22/2025	12/22/2031	4,997	1,197	1,196	0.1%
Excel Testing and Engineering Holdings LLC (Revolver)	(19)	SF	4.50%	8.53%	12/22/2025	12/22/2031	1,000	445	445	0.0%
First Brands Group, LLC	(21)	P	11.00%	18.00% PIK	10/2/2025	n/a	13,702	11,262	2,572	0.1%
Lifted Trucks Holdings, LLC	(7)(8)	SF	5.35%	9.03%	8/2/2021	11/1/2028	16,193	16,190	16,193	0.6%
Lifted Trucks Holdings, LLC	(8)	SF	5.35%	9.03%	8/11/2025	11/1/2028	14,365	14,262	14,365	0.6%
Lifted Trucks Holdings, LLC (Revolver)	(19)	SF	5.35%	9.25%	8/2/2021	11/1/2028	5,397	2,833	2,833	0.1%
Panda Acquisition, LLC		SF	8.60%	12.45% PIK	12/20/2022	10/18/2030	18,236	16,801	15,911	0.6%
Power Stop, LLC	(11)	SF	4.60%	8.42%	3/26/2024	1/26/2029	5,402	5,166	5,110	0.2%
							82,285	71,122	61,616	2.4%
Banking
MV Receivables II, LLC	(12)(21)(28)	SF	9.75%	13.43%	7/29/2021	n/a	18,225	13,259	8,014	0.3%
							18,225	13,259	8,014	0.3%
Beverage, Food & Tobacco
Alpine Pet OpCo, LLC	(8)	SF	4.75%	8.51%	11/18/2025	11/18/2031	21,890	21,650	21,890	0.8%
Alpine Pet OpCo, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.51%	11/18/2025	11/18/2031	11,000	—	—	0.0%
Alpine Pet OpCo, LLC (Revolver)	(19)	SF	4.75%	8.51%	11/18/2025	11/18/2031	8,800	—	—	0.0%
Caputo Cheese Interco Corp.	(8)	SF	5.00%	8.68%	6/30/2025	6/30/2030	14,850	14,671	14,850	0.6%
Caputo Cheese Interco Corp. (Revolver)	(19)	SF	5.00%	8.68%	6/30/2025	6/30/2030	2,500	1,000	1,000	0.0%
Izzio Artisan Bakery, LLC	(8)(9)	SF	6.50%	10.40%	9/27/2024	9/27/2029	14,210	14,022	14,210	0.5%
Izzio Artisan Bakery, LLC	(8)	SF	6.50%	10.40%	9/27/2024	9/27/2029	10,204	10,204	10,204	0.4%
Izzio Artisan Bakery, LLC (Delayed Draw)	(6)(19)(20)	SF	6.50%	10.40%	8/15/2025	9/27/2029	30,806	29,149	33,147	1.3%
Max US Bidco Inc.	(6)	SF	5.00%	9.07%	8/1/2025	10/2/2030	1,995	1,993	1,883	0.1%
Nellson Nutraceutical, LLC	(11)(27)	SF	5.75%	9.82%	5/9/2025	4/17/2031	24,750	24,446	24,750	1.0%
Nellson Nutraceutical, LLC	(27)	SF	5.75%	9.82%	4/17/2025	4/17/2031	7,348	7,257	7,348	0.3%
Nellson Nutraceutical, LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.82%	4/17/2025	4/17/2031	1,953	—	—	0.0%
Nellson Nutraceutical, LLC (Revolver)	(19)	P	4.75%	11.75%	4/17/2025	4/17/2031	5,078	2,344	2,344	0.1%
SCP Baked Goods Holdings, LLC	(44)	SF	4.75%	8.82%	8/14/2026	5/1/2031	417	412	416	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

SCP Baked Goods Holdings, LLC	(8)	SF	4.75%	8.82%	5/1/2025	5/1/2031	8,888	$8,795	$8,883	0.3%
SCP Baked Goods Holdings, LLC	(8)(9)	SF	4.75%	8.82%	5/1/2025	5/1/2031	3,750	3,750	3,748	0.1%
SCP Baked Goods Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.82%	8/14/2026	5/1/2031	4,167	—	—	0.0%
SCP Baked Goods Holdings, LLC (Revolver)	(19)	SF	4.75%	8.82%	5/1/2025	5/1/2031	1,250	—	—	0.0%
							173,856	139,693	144,673	5.5%
Capital Equipment
Adept AG Holdings, LLC (Delayed Draw)	(19)(20)(21)	SF	6.10%	10.00%	5/22/2026	12/31/2026	975	921	966	0.0%
Automated Industrial Robotics US HoldCo Inc.	(12)(24)	EU	5.00%	7.50%	8/5/2025	8/5/2032	6,475	6,587	6,540	0.2%
Automated Industrial Robotics US HoldCo Inc.	(12)(23)	SN	5.00%	8.73%	8/5/2025	8/5/2032	5,770	5,734	5,828	0.2%
Automated Industrial Robotics US HoldCo Inc.	(8)	SF	5.00%	8.76%	8/5/2025	8/5/2032	6,000	5,949	6,060	0.2%
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	(19)(20)	SF	5.00%	7.50%	8/5/2025	8/5/2032	7,087	—	—	0.0%
Automated Industrial Robotics US HoldCo Inc. (Revolver)	(19)	SF	5.00%	8.76%	8/5/2025	8/5/2031	4,445	—	—	0.0%
BLP Buyer, Inc.	(6)(8)(9)(10)(11)	SF	6.25%	10.15%	12/22/2023	12/21/2029	48,875	48,269	48,851	1.9%
BLP Buyer, Inc.	(6)	SF	6.25%	10.15%	5/8/2024	12/21/2029	1,862	1,837	1,861	0.1%
BLP Buyer, Inc.	(27)	SF	6.25%	10.15%	12/21/2023	12/21/2029	5,880	5,880	5,877	0.2%
BLP Buyer, Inc.	(8)	SF	6.25%	10.12%	8/29/2025	12/21/2029	1,072	1,058	1,071	0.0%
BLP Buyer, Inc.	(8)	SF	6.25%	10.15%	9/26/2025	12/21/2029	1,489	1,471	1,488	0.1%
BLP Buyer, Inc. (Revolver)	(19)	SF	6.25%	10.15%	12/22/2023	12/21/2029	6,849	—	—	0.0%
CGI Automated Manufacturing, LLC		SF	7.26%	6.53% Cash/ 4.50% PIK	9/9/2022	12/17/2028	12,918	12,911	12,918	0.5%
CGI Automated Manufacturing, LLC		SF	7.26%	6.53% Cash/ 4.50% PIK	9/30/2022	12/17/2028	6,831	6,826	6,831	0.3%
CGI Automated Manufacturing, LLC		SF	7.26%	6.53% Cash/ 4.50% PIK	9/9/2022	12/17/2028	10,889	10,869	10,889	0.4%
Crusoe Energy Systems LLC		n/a	n/a	16.25%	11/13/2025	11/13/2029	2,042	2,068	2,066	0.1%
Crusoe Energy Systems LLC		n/a	n/a	14.25%	11/13/2025	11/13/2029	1,683	1,705	1,658	0.1%
DS Parent, Inc.	(27)	SF	5.50%	9.57%	12/15/2023	1/31/2031	19,550	18,853	17,204	0.7%
IMMEC Buyer	(8)	SF	5.00%	8.68%	1/30/2026	8/13/2031	3,750	3,700	3,739	0.1%
IMMEC Buyer	(8)	SF	5.00%	8.68%	9/19/2025	8/13/2031	8,833	8,720	8,807	0.3%
IMMEC Buyer	(8)	SF	5.00%	8.68%	8/13/2025	8/13/2031	4,227	4,227	4,214	0.2%
IMMEC Buyer (Revolver)	(19)	SF	5.00%	8.68%	8/13/2025	8/13/2031	2,124	212	212	0.0%
Incompass, LLC	(6)	SF	7.75%	11.51%	12/20/2024	11/27/2028	2,050	2,020	2,090	0.1%
Incompass, LLC	(6)(10)	SF	7.75%	11.51%	11/27/2023	11/27/2028	23,340	23,056	23,795	0.9%
Tavoron Buyer Corp.	(27)	SF	5.00%	8.73%	2/21/2025	1/22/2031	7,505	7,419	7,505	0.3%
Tavoron Buyer Corp.	(8)	SF	5.00%	8.81%	9/18/2026	1/22/2031	1,070	1,070	1,070	0.0%
Tavoron Buyer Corp.	(11)	SF	5.00%	8.73%	1/22/2025	1/22/2031	5,038	5,038	5,038	0.2%
Tavoron Buyer Corp. (Revolver)	(12)(19)(22)	SF	5.00%	8.75%	1/22/2025	1/22/2031	188	38	38	0.0%
Tavoron Buyer Corp. (Revolver)	(19)	SF	5.00%	8.65%	1/22/2025	1/22/2031	1,338	120	120	0.0%
							210,155	186,558	186,736	7.1%
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(8)(10)(11)(27)	SF	4.50%	8.57%	12/9/2025	12/9/2032	42,934	42,532	42,913	1.7%
EMCO Holdco LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.57%	12/9/2025	12/9/2032	8,440	—	—	0.0%
EMCO Holdco LLC (Revolver)	(19)	SF	4.50%	8.57%	12/9/2025	12/9/2030	11,037	—	—	0.0%
Phoenix Chemical Holding Company LLC	(21)	SF	7.11%	11.02%	4/14/2026	8/19/2027	568	67	107	0.0%
Resin Solutions LLC	(8)	SF	5.00%	8.90%	8/15/2025	8/15/2031	10,890	10,798	10,944	0.4%
Resin Solutions LLC	(8)	SF	5.00%	8.77%	8/15/2025	8/15/2031	2,235	2,235	2,246	0.1%
Resin Solutions LLC (Revolver)	(19)	SF	5.00%	8.90%	8/15/2025	8/15/2031	1,222	$—	$—	0.0%
Valudor Products LLC		SF	7.61%	10.02% Cash/ 1.50% PIK	4/14/2026	12/31/2026	2,144	2,042	2,056	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Valudor Products LLC	(48)	SF	7.50%	11.52% PIK	4/14/2026	12/31/2026	413	394	396	0.0%
Valudor Products LLC		SF	7.61%	11.52%	4/14/2026	12/31/2026	889	846	852	0.0%
Valudor Products LLC (Revolver)	(19)	SF	9.61%	13.51%	4/14/2026	12/31/2026	821	384	378	0.0%
							81,593	59,298	59,892	2.3%
Construction & Building
FR Panther Intermediate, LLC	(10)(11)	SF	4.75%	8.57%	1/23/2026	1/23/2032	9,950	9,839	9,840	0.4%
FR Panther Intermediate, LLC	(27)	SF	4.75%	8.82%	1/23/2026	1/23/2032	1,216	1,216	1,203	0.0%
FR Panther Intermediate, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.51%	1/23/2026	1/23/2032	3,332	621	614	0.0%
FR Panther Intermediate, LLC (Revolver)	(19)	SF	4.75%	8.82%	1/23/2026	1/23/2032	972	—	—	0.0%
Guardian Restoration Partners Buyer, LLC	(10)(44)	SF	5.00%	9.07%	11/14/2024	11/1/2031	11,820	11,707	11,094	0.4%
Guardian Restoration Partners Buyer, LLC	(6)	SF	5.00%	9.07%	11/1/2024	11/1/2031	19,803	19,803	18,588	0.7%
Guardian Restoration Partners Buyer, LLC (Revolver)	(19)	SF	5.00%	9.07%	11/1/2024	11/1/2031	3,000	1,600	1,502	0.1%
Harlem Acquisition, LLC	(8)(34)	SF	5.25%	8.98%	11/26/2024	11/7/2030	13,635	13,546	13,635	0.5%
Harlem Acquisition, LLC	(6)(34)	SF	5.25%	9.01%	11/7/2024	11/7/2030	3,931	3,931	3,931	0.2%
Harlem Acquisition, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.27%	3/12/2026	11/7/2030	6,095	4,053	4,094	0.2%
Harlem Acquisition, LLC (Revolver)	(19)(34)	SF	5.25%	9.01%	11/7/2024	11/7/2030	2,634	—	—	0.0%
MEI Buyer LLC	(8)(11)(44)	SF	4.25%	8.15%	6/30/2023	6/29/2029	18,072	17,838	18,072	0.7%
MEI Buyer LLC	(8)(10)	SF	4.25%	8.15%	1/9/2024	6/30/2029	10,147	10,112	10,147	0.4%
MEI Buyer LLC	(8)	SF	4.25%	8.14%	6/30/2023	6/29/2029	2,890	2,895	2,890	0.1%
MEI Buyer LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.04%	3/27/2025	6/29/2029	6,488	1,609	1,607	0.1%
MEI Buyer LLC (Revolver)	(19)	SF	4.25%	8.14%	6/30/2023	6/29/2029	3,822	347	347	0.0%
Mooring Primary, LLC	(8)(27)	SF	5.25%	8.93%	4/24/2025	4/1/2031	13,857	13,689	13,809	0.5%
Mooring Primary, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.15%	4/1/2025	4/1/2031	6,333	—	—	0.0%
Mooring Primary, LLC (Revolver)	(19)	SF	5.25%	9.15%	4/1/2025	4/1/2031	6,333	1,267	1,262	0.0%
Premier Roofing L.L.C.	(21)	n/a	n/a	5.00% PIK	3/25/2026	12/31/2029	2,420	2,420	2,454	0.1%
Premier Roofing L.L.C. (Revolver)	(19)(21)	n/a	n/a	5.00% PIK	3/25/2026	12/31/2029	159	—	—	0.0%
Summit Restoration Group, LLC (fka Water Buyer, LLC)	(10)	SF	5.25%	9.32%	8/8/2024	8/8/2030	9,800	9,697	9,668	0.4%
Summit Restoration Group, LLC (fka Water Buyer, LLC)	(8)	SF	5.25%	9.32%	8/8/2024	8/8/2030	5,970	5,970	5,889	0.2%
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Revolver)	(19)	SF	5.25%	9.32%	8/8/2024	8/8/2030	3,000	—	—	0.0%
							165,679	132,160	130,646	5.0%
Consumer Goods: Durable
Syniverse Holdings, LLC	(12)	SF	7.00%	11.07%	3/4/2025	5/13/2027	11,780	11,763	10,479	0.4%
							11,780	11,763	10,479	0.4%
Consumer Goods: Non-Durable
ACP Tara Holdings Inc.	(34)	SF	3.25%	7.33%	9/29/2026	12/15/2032	1,000	999	1,002	0.0%
Cohere Beauty, Phoenix LLC	(6)(8)(9)	SF	6.61%	10.30%	5/18/2021	8/18/2027	13,300	13,296	12,961	0.5%
Cohere Beauty, Phoenix LLC	(9)	SF	6.61%	10.30%	12/15/2021	8/18/2027	2,442	2,441	2,379	0.1%
Cohere Beauty, Phoenix LLC	(6)	SF	6.61%	10.30%	8/12/2022	8/18/2027	6,625	6,623	6,456	0.3%
Cohere Beauty, Phoenix LLC	(7)	SF	6.61%	10.30%	8/12/2022	8/18/2027	2,862	2,862	2,789	0.1%
Cohere Beauty, Phoenix LLC	(6)	SF	6.61%	10.30%	3/3/2025	8/18/2027	2,719	2,718	2,650	0.1%
Cohere Beauty, Phoenix LLC (Revolver)	(19)	SF	6.61%	10.30%	5/18/2021	8/18/2027	2,222	1,333	1,299	0.0%
Excelligence Learning Corporation	(6)	SF	5.75%	9.82%	3/15/2024	1/18/2030	11,895	$11,745	$10,646	0.4%
Excelligence Learning Corporation (Revolver)	(19)	SF	5.75%	9.82%	3/15/2024	1/18/2030	3,408	822	736	0.0%
Niteo Products, LLC	(8)	SF	5.25%	9.01%	12/4/2025	12/4/2031	23,324	23,013	23,324	0.9%
Niteo Products, LLC (Revolver)	(19)	SF	5.25%	9.01%	12/4/2025	12/4/2031	4,578	763	763	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

The Companion Brands Company LLC (fka The Kyjen Company, LLC)	(6)(7)	SF	6.50%	10.23%	7/8/2026	7/8/2031	1,635	1,635	1,632	0.1%
The Companion Brands Company LLC (fka The Kyjen Company, LLC) (Revolver)	(19)	SF	6.50%	10.23%	7/8/2026	7/8/2031	168	—	—	0.0%
							76,178	68,250	66,637	2.5%
Containers, Packaging & Glass
Assembly Buyer, LLC	(8)(44)	SF	5.00%	8.73%	6/30/2025	6/30/2031	16,000	15,864	15,620	0.6%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	6/30/2025	6/30/2031	7,111	—	—	0.0%
Assembly Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	7/2/2025	6/30/2031	853	—	—	0.0%
Assembly Buyer, LLC (Revolver)	(19)	SF	5.00%	8.73%	6/30/2025	6/30/2031	2,667	—	—	0.0%
B2B Industrial Products LLC	(6)	SF	6.90%	10.97%	12/6/2022	6/30/2027	9,014	9,013	8,554	0.3%
B2B Industrial Products LLC	(6)	SF	6.90%	10.97%	4/4/2023	6/30/2027	2,086	2,086	1,980	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(8)(12)(36)(44)	SF	5.40%	9.13%	11/27/2024	12/17/2027	13,872	13,839	13,872	0.5%
Ivex Holdco Inc. and Induspac Holdco Inc.	(8)(12)(36)	SF	5.40%	9.13%	11/27/2024	12/17/2027	1,461	1,461	1,461	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.40%	9.13%	12/1/2025	12/17/2027	6,591	6,591	6,591	0.3%
Ivex Holdco Inc. and Induspac Holdco Inc.	(11)(12)(36)	SF	5.40%	9.13%	12/1/2025	12/17/2027	3,550	3,548	3,550	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	5.40%	9.16%	11/27/2024	12/17/2027	6,114	2,391	2,391	0.1%
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	(12)(19)(36)	SF	5.40%	9.16%	11/27/2024	12/17/2027	4,076	665	665	0.0%
Key Container Borrower, LLC	(27)	SF	4.50%	8.57%	2/17/2026	2/17/2032	3,990	3,954	3,998	0.2%
Key Container Borrower, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.57%	2/17/2026	2/17/2032	1,905	—	—	0.0%
Key Container Borrower, LLC (Revolver)	(19)	SF	4.50%	8.57%	2/17/2026	2/17/2032	1,270	—	—	0.0%
Polychem Acquisition, LLC	(21)	SF	7.76%	6.02% Cash/ 5.50% PIK	4/8/2019	11/13/2026	4,021	3,958	2,533	0.1%
Project Tahoe Acquisition Corporation	(8)	SF	4.75%	8.48%	1/1/2026	1/1/2032	14,428	14,268	14,428	0.5%
Project Tahoe Acquisition Corporation (Revolver)	(19)	SF	4.75%	8.48%	1/1/2026	1/1/2032	4,229	—	—	0.0%
PVHC Holding Corp	(21)	SF	9.40%	10.73% Cash/ 2.75% PIK	4/14/2026	2/17/2027	1,029	907	168	0.0%
							104,267	78,545	75,811	2.9%
Environmental Industries
PNE Interco LLC	(7)(8)	SF	5.50%	9.23%	2/12/2024	2/12/2030	13,685	13,516	13,685	0.5%
PNE Interco LLC (Delayed Draw)	(6)(19)(20)	SF	5.50%	9.26%	2/12/2024	2/12/2030	5,226	4,342	4,342	0.2%
PNE Interco LLC (Revolver)	(19)	SF	5.50%	9.36%	2/12/2024	2/12/2030	5,899	2,360	2,360	0.1%
Project Evergreen Buyer, Inc.	(34)	SF	3.00%	7.08%	9/17/2026	9/17/2033	819	817	818	0.0%
Project Evergreen Buyer, Inc. (Delayed Draw)	(19)(20)(34)	SF	3.00%	7.08%	9/17/2026	9/17/2033	181	—	—	0.0%
Quest Resource Management Group, LLC		SF	7.61%	11.30%	12/30/2024	6/28/2030	12,969	12,848	11,975	0.5%
Quest Resource Management Group, LLC (Delayed Draw)	(19)(20)	SF	7.61%	11.30%	12/30/2024	6/28/2030	6,944	—	—	0.0%
							45,723	33,883	33,180	1.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

FIRE: Finance
AlixPartners, LLP		SF	2.00%	5.90%	8/26/2026	8/12/2032	997	$999	$995	0.0%
Band Finance LLC and Anderson Global Luxembourg SCSp	(8)(9)	SF	5.25%	8.93%	9/5/2025	8/5/2031	14,021	13,872	14,095	0.5%
Band Finance LLC and Anderson Global Luxembourg SCSp	(8)(12)(38)	SF	5.25%	8.93%	8/6/2025	8/6/2031	5,341	5,341	5,369	0.2%
Band Finance LLC and Anderson Global Luxembourg SCSp	(6)(12)(38)	SF	5.25%	8.93%	11/13/2025	8/5/2031	3,779	3,779	3,799	0.2%
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	(12)(38)	SF	5.25%	9.15%	8/6/2025	8/5/2031	2,013	2,013	2,013	0.1%
Bandas Law Firm, P.C.		SF	13.75%	4.00% Cash/ 13.75% PIK	2/17/2026	2/17/2030	5,360	5,294	5,360	0.2%
Beckway Acquisition, Inc.	(8)	SF	4.75%	8.51%	8/29/2025	8/29/2030	7,940	7,843	7,940	0.3%
Beckway Acquisition, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.51%	8/29/2025	8/29/2030	5,714	—	—	0.0%
Beckway Acquisition, Inc. (Revolver)	(19)	SF	4.75%	8.51%	8/29/2025	8/29/2030	1,429	—	—	0.0%
Bench Walk Lead, LLC	(12)	SF	11.00%	15.07%	6/9/2023	6/14/2027	17,491	17,466	17,677	0.7%
Bench Walk Lead, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	15.00%	1/22/2025	1/22/2031	8,581	5,005	4,955	0.2%
BW 51f, L.P.	(12)	SF	8.65%	12.40%	12/27/2023	12/31/2029	9,000	9,000	9,000	0.3%
Cpex Purchaser, LLC	(7)(9)(44)	SF	6.50%	10.76%	8/26/2022	2/28/2030	36,000	35,528	35,964	1.4%
Cpex Purchaser, LLC	(44)	SF	6.00%	10.26%	3/26/2025	2/28/2030	6,448	6,398	6,441	0.3%
Cpex Purchaser, LLC		SF	6.00%	10.26%	3/26/2025	2/28/2030	4,320	4,320	4,316	0.2%
Cpex Purchaser, LLC	(44)	SF	6.50%	10.76%	9/30/2021	2/28/2030	4,061	4,061	4,057	0.2%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.00%	10.26%	3/31/2026	2/28/2030	709	417	416	0.0%
Cpex Purchaser, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.76%	6/30/2026	2/28/2030	3,669	2,648	2,646	0.1%
Cpex Purchaser, LLC (Revolver)		SF	6.00%	9.82%	9/30/2021	2/28/2030	13,935	13,935	13,935	0.5%
GC Champion Acquisition LLC	(6)(7)(8)	SF	5.00%	8.74%	8/19/2022	8/18/2028	23,602	23,538	23,602	0.9%
GC Champion Acquisition LLC	(6)(8)	SF	5.00%	8.74%	8/1/2023	8/18/2028	12,557	12,436	12,557	0.5%
GC Champion Acquisition LLC	(6)	SF	5.00%	8.74%	8/19/2022	8/18/2028	4,186	4,191	4,186	0.2%
GC Champion Acquisition LLC		SF	5.00%	9.08%	8/19/2024	8/18/2028	1,537	1,537	1,537	0.1%
Hudson River Trading LLC	(8)(12)	SF	2.50%	6.16%	8/19/2026	3/18/2030	997	996	996	0.0%
J2 BWA Funding III, LLC (Delayed Draw)	(12)(19)(20)	n/a	n/a	10.00%	4/29/2022	8/22/2029	6,907	3,662	3,657	0.1%
Janus Henderson US (Holdings) Inc.	(12)(34)	SF	2.75%	6.83%	8/26/2026	6/30/2033	1,000	1,007	1,003	0.0%
Liftforward SPV II, LLC	(12)	SF	10.86%	14.77% PIK	4/14/2026	12/31/2026	391	366	306	0.0%
OG Crimson Parent, Inc.	(12)(34)	SF	2.75%	6.83%	9/17/2026	9/17/2033	434	433	434	0.0%
OG Crimson Parent, Inc. (Delayed Draw)	(12)(19)(20)(34)	SF	2.75%	6.83%	9/17/2026	9/17/2033	66	—	—	0.0%
Protecht Group Holdings Pty Ltd	(12)(25)(35)	SF	6.75%	10.82%	12/19/2025	12/19/2031	22,230	20,970	22,119	0.9%
Protecht Group Holdings Pty Ltd	(6)(12)(35)	SF	6.75%	10.82%	5/15/2026	12/19/2031	5,701	5,701	5,672	0.2%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(25)(35)	SF	6.75%	10.82%	12/19/2025	12/19/2031	2,445	1,907	1,904	0.1%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(12)(19)(20)(35)	SF	6.75%	10.82%	4/15/2026	12/29/2031	704	283	282	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(35)	SF	6.75%	10.82%	12/19/2025	12/19/2031	1,600	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(12)(19)(25)(35)	SF	6.75%	10.75%	12/19/2025	12/19/2031	1,112	456	442	0.0%
SCP Intermediate Holdings, LLC	(8)(12)	SF	5.10%	9.00%	12/28/2022	12/28/2028	2,888	2,856	2,888	0.1%
SCP Intermediate Holdings, LLC (Delayed Draw)	(12)(19)(20)	SF	5.10%	9.00%	12/5/2024	12/28/2028	3,947	—	—	0.0%
Tax Protection BuyCo, LLC	(8)(10)(27)(44)	SF	5.00%	8.73%	4/1/2025	4/1/2031	23,700	23,413	23,345	0.9%
Tax Protection BuyCo, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	4/1/2025	4/1/2031	4,706	—	—	0.0%
Tax Protection BuyCo, LLC (Revolver)	(19)	SF	5.00%	8.73%	4/1/2025	4/1/2031	5,882	—	—	0.0%
Transnetwork LLC	(11)(27)(44)	SF	4.75%	8.82%	11/20/2023	12/29/2030	15,442	$15,290	$13,667	0.5%
							292,842	256,961	257,575	9.9%
FIRE: Insurance

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Alliant Holdings Intermediate, LLC	(34)	SF	2.50%	6.40%	9/17/2026	9/19/2031	1,000	998	995	0.0%
AmWINS Group, Inc.	(34)	SF	2.00%	6.08%	9/25/2026	1/30/2032	1,000	990	988	0.0%
							2,000	1,988	1,983	0.0%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	6.51%	10.28%	9/24/2024	3/12/2028	749	598	182	0.0%
InsideRE, LLC	(7)(8)	SF	5.65%	9.72%	12/22/2021	12/22/2027	7,146	7,110	7,146	0.3%
InsideRE, LLC	(9)	SF	5.65%	9.72%	12/22/2021	12/22/2027	2,777	2,777	2,777	0.1%
InsideRE, LLC (Delayed Draw)	(19)(20)	SF	5.65%	9.72%	3/7/2025	12/22/2027	763	467	467	0.0%
InsideRE, LLC (Revolver)	(19)	P	4.50%	11.50%	12/22/2021	12/22/2027	965	514	514	0.0%
Lessen LLC	(49)	SF	16.00%	20.07%	1/5/2023	1/5/2028	8,585	8,485	6,524	0.3%
							20,985	19,951	17,610	0.7%
Healthcare & Pharmaceuticals
Animal Dermatology Group, Inc.	(6)(9)	SF	4.75%	8.82%	6/7/2023	6/7/2029	9,675	9,546	9,723	0.4%
Animal Dermatology Group, Inc.	(8)	SF	4.75%	8.82%	6/7/2023	6/7/2029	2,877	2,877	2,891	0.1%
Animal Dermatology Group, Inc.	(8)	SF	4.75%	8.82%	1/11/2024	6/7/2029	6,798	6,798	6,832	0.3%
Animal Dermatology Group, Inc.	(8)	SF	4.75%	8.82%	10/28/2024	6/7/2029	4,500	4,500	4,522	0.2%
Animal Dermatology Group, Inc.	(10)	SF	4.75%	8.82%	9/4/2025	6/7/2029	15,063	15,063	15,139	0.6%
Animal Dermatology Group, Inc.	(11)(27)	SF	4.75%	8.82%	12/5/2025	6/7/2029	6,112	6,112	6,142	0.2%
Animal Dermatology Group, Inc.	(6)	SF	4.75%	8.82%	9/4/2025	6/7/2029	15,030	15,030	15,105	0.6%
Animal Dermatology Group, Inc. (Revolver)	(19)	SF	4.75%	8.82%	6/7/2023	6/7/2029	2,500	—	—	0.0%
Appriss Health, LLC	(7)	SF	4.85%	8.75%	5/6/2021	5/6/2030	3,156	3,147	3,159	0.1%
Appriss Health, LLC (Revolver)	(19)	SF	4.85%	8.75%	5/6/2021	5/6/2030	433	—	—	0.0%
BCTO Bobsled Purchaser, Inc.	(44)	SF	4.75%	8.57%	1/16/2026	1/16/2033	19,500	19,367	19,552	0.7%
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.57%	1/16/2026	1/16/2033	6,500	—	—	0.0%
BCTO Bobsled Purchaser, Inc. (Revolver)	(19)	SF	4.75%	8.57%	1/16/2026	1/16/2033	1,950	—	—	0.0%
Bluesight, Inc.	(7)(9)(11)	SF	5.50%	9.57%	7/17/2023	7/17/2029	31,680	31,219	31,680	1.2%
Bluesight, Inc.	(11)(27)	SF	5.50%	9.57%	10/15/2024	7/17/2029	4,132	4,099	4,132	0.2%
Bluesight, Inc.	(11)(44)	SF	5.50%	9.57%	12/31/2024	7/17/2029	27,548	27,320	27,548	1.0%
Bluesight, Inc. (Revolver)	(19)	SF	5.50%	9.57%	7/17/2023	7/17/2029	5,565	—	—	0.0%
Caravel Autism Health, LLC	(6)(11)(44)	SF	5.00%	9.07%	6/11/2024	6/11/2030	17,640	17,431	17,264	0.7%
Caravel Autism Health, LLC	(8)	SF	5.00%	9.07%	6/11/2024	6/11/2030	7,618	7,618	7,456	0.3%
Caravel Autism Health, LLC (Delayed Draw)	(19)(20)	SF	5.00%	9.07%	4/16/2025	6/11/2030	10,240	3,601	3,524	0.1%
Caravel Autism Health, LLC (Revolver)	(19)	SF	5.00%	9.07%	6/11/2024	6/11/2030	9,000	2,160	2,114	0.1%
Cornerstone Caregiving, LLC	(10)(27)	SF	4.75%	8.82%	4/10/2026	4/1/2032	20,000	19,810	19,987	0.8%
Cornerstone Caregiving, LLC (Revolver)	(19)	SF	4.75%	8.82%	4/1/2026	4/1/2032	2,128	—	—	0.0%
FH BMX Buyer, Inc.	(8)(10)	SF	4.75%	8.82%	6/21/2024	6/21/2031	8,865	8,766	8,866	0.3%
FH BMX Buyer, Inc.	(10)	SF	4.75%	8.48%	6/21/2024	6/21/2031	4,732	4,732	4,732	0.2%
FH BMX Buyer, Inc.	(8)	SF	4.75%	8.82%	6/9/2025	6/21/2031	7,117	7,117	7,118	0.3%
FH BMX Buyer, Inc. (Delayed Draw)	(19)(20)	SF	4.75%	8.82%	11/7/2025	6/21/2031	6,920	2,653	2,653	0.1%
GBP CSTA Buyer LLC		SF	6.10%	9.78%	11/18/2025	11/18/2030	993	975	993	0.0%
GBP CSTA Buyer LLC (Revolver)	(19)	SF	6.10%	9.78%	11/18/2025	11/18/2030	444	111	111	0.0%
Heartland Dental, LLC	(34)	SF	3.00%	6.82%	8/26/2026	8/25/2032	1,000	1,005	999	0.0%
Helping Hands Childrens Services Management, LLC	(8)(10)	SF	4.75%	8.48%	11/5/2024	11/5/2030	11,356	11,252	11,356	0.4%
Helping Hands Childrens Services Management, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	11/5/2024	11/5/2030	4,600	$3,927	$3,927	0.2%
Helping Hands Childrens Services Management, LLC (Revolver)	(19)	SF	4.75%	8.48%	11/5/2024	11/5/2030	2,300	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.00%	10.81%	2/6/2024	2/1/2029	6,432	6,322	6,336	0.2%
KL Moon Acquisition, LLC		SF	7.00%	10.81%	2/1/2023	2/1/2029	14,999	14,763	14,774	0.6%
KL Moon Acquisition, LLC		SF	7.00%	10.81%	2/1/2023	2/1/2029	2,991	2,969	2,946	0.1%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

KL Moon Acquisition, LLC (Revolver)	(19)	SF	7.00%	10.81%	2/1/2023	2/1/2029	2,498	1,345	1,340	0.1%
Learn-It Systems, LLC	(6)(8)	SF	4.75%	8.48%	7/10/2025	7/10/2031	51,239	50,564	51,751	2.0%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.59%	7/10/2025	7/10/2031	13,664	5,269	5,322	0.2%
Learn-It Systems, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	7/10/2025	7/10/2031	2,733	—	—	0.0%
Learn-It Systems, LLC (Revolver)	(19)	SF	4.75%	8.48%	7/10/2025	7/10/2031	6,832	1,366	1,366	0.1%
Long Grove Pharmaceuticals, LLC		SF	8.00%	7.68% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,703	14,543	14,847	0.6%
Long Grove Pharmaceuticals, LLC (Delayed Draw)	(19)(20)	SF	8.00%	7.68% Cash/ 4.00% PIK	2/27/2025	2/27/2031	14,000	—	—	0.0%
NationsBenefits, LLC	(8)(10)(11)(44)	SF	6.10%	9.78%	5/22/2025	8/26/2027	63,841	63,841	63,841	2.4%
NationsBenefits, LLC (Delayed Draw)	(19)(20)	SF	6.10%	9.78%	4/25/2025	8/26/2027	16,515	12,184	12,184	0.5%
NationsBenefits, LLC (Revolver)		SF	6.10%	9.78%	4/25/2025	8/26/2027	7,219	7,219	7,219	0.3%
NBPT Acquisition LLC	(27)	SF	5.00%	8.73%	3/17/2025	3/1/2030	20,729	20,570	20,573	0.8%
NBPT Acquisition LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	3/3/2025	3/3/2030	8,069	983	975	0.0%
NBPT Acquisition LLC (Revolver)	(19)	SF	5.00%	8.73%	3/3/2025	3/1/2030	2,360	472	468	0.0%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	11.22%	10/4/2022	10/4/2028	17,421	17,036	15,723	0.6%
NQ PE Project Colosseum Midco Inc. (Revolver)	(19)	SF	7.15%	11.22%	10/4/2022	10/4/2028	2,263	—	—	0.0%
Ossio, Inc.		P	3.25%	8.25% Cash/ 2.00% PIK	1/20/2026	1/20/2031	20,250	20,067	20,080	0.8%
Ossio, Inc.		P	3.25%	8.25% Cash/ 2.00% PIK	5/1/2026	1/20/2031	2,522	2,522	2,505	0.1%
Ossio, Inc.		P	3.25%	8.25% Cash/ 2.00% PIK	1/20/2026	1/20/2031	2,507	2,507	2,490	0.1%
PAI Middle Tier, LLC	(27)(44)	SF	4.75%	8.82%	2/21/2025	2/13/2032	17,528	17,315	17,429	0.7%
PAI Middle Tier, LLC (Revolver)	(19)	SF	4.75%	8.82%	2/13/2025	2/13/2032	3,765	377	377	0.0%
Phia Purchaser, LLC	(10)	SF	4.25%	8.15%	12/1/2025	12/1/2032	7,960	7,889	7,960	0.3%
Phia Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.15%	12/1/2025	12/1/2032	2,041	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(19)	SF	4.25%	8.15%	12/1/2025	12/1/2032	1,224	—	—	0.0%
SCP ADV Infusion Purchaser, LLC	(8)(27)	SF	4.50%	8.57%	8/15/2025	8/14/2031	9,405	9,305	9,405	0.4%
SCP ADV Infusion Purchaser, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.57%	8/15/2025	8/14/2031	11,464	8,897	8,897	0.3%
SCP ADV Infusion Purchaser, LLC (Revolver)	(19)	SF	4.50%	8.57%	8/15/2025	8/14/2031	4,622	—	—	0.0%
SCP Eye Care Holdco, LLC	(9)	SF	5.60%	9.50%	10/7/2022	10/5/2029	6,158	6,061	6,159	0.2%
SCP Eye Care Holdco, LLC	(10)	SF	5.60%	9.28%	4/1/2024	10/5/2029	6,918	6,833	6,918	0.3%
SCP Eye Care Holdco, LLC	(10)	SF	5.60%	9.50%	10/7/2022	10/5/2029	5,412	5,412	5,412	0.2%
SCP Eye Care Holdco, LLC	(6)	SF	5.60%	9.50%	4/1/2024	10/5/2029	13,484	13,484	13,484	0.5%
SCP Eye Care Holdco, LLC (Revolver)	(19)	SF	5.60%	9.50%	10/7/2022	10/5/2029	997	415	415	0.0%
SDG Mgmt Company, LLC	(6)(8)(10)(11)	SF	6.10%	10.17%	12/29/2023	6/30/2028	20,860	20,676	20,860	0.8%
SDG Mgmt Company, LLC	(11)	SF	6.10%	10.17%	12/29/2023	6/30/2028	8,426	8,426	8,426	0.3%
SDG Mgmt Company, LLC	(6)(11)	SF	5.85%	9.61%	12/6/2024	7/1/2028	11,709	11,709	11,668	0.4%
SDG Mgmt Company, LLC	(27)	SF	5.85%	9.80%	12/6/2024	7/1/2028	9,838	9,838	9,804	0.4%
SDG Mgmt Company, LLC	(11)	SF	5.85%	9.67%	12/6/2024	7/1/2028	7,865	7,865	7,838	0.3%
SDG Mgmt Company, LLC (Revolver)	(19)	SF	5.85%	9.61%	12/6/2024	7/1/2028	1,981	$495	$494	0.0%
The Smilist DSO, LLC	(8)(10)(11)	SF	6.00%	10.07%	4/4/2024	4/4/2029	28,150	27,782	28,150	1.1%
The Smilist DSO, LLC	(10)(44)	SF	6.00%	10.07%	4/4/2024	4/4/2029	7,611	7,611	7,611	0.3%
The Smilist DSO, LLC	(8)	SF	6.00%	10.07%	4/4/2024	4/4/2029	6,112	6,112	6,112	0.2%
The Smilist DSO, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.32%	12/27/2024	4/4/2029	11,727	10,565	10,428	0.4%
The Smilist DSO, LLC (Revolver)	(19)	SF	6.00%	9.90%	4/4/2024	4/4/2029	1,974	1,746	1,746	0.1%
TigerConnect, Inc.	(6)(7)	SF	6.40%	10.21%	2/16/2022	8/16/2029	13,003	12,965	13,003	0.5%
TigerConnect, Inc.	(6)	SF	6.40%	10.21%	11/19/2024	8/16/2029	743	740	743	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

TigerConnect, Inc.	(6)(44)	SF	6.40%	10.21%	8/15/2025	8/16/2029	3,949	3,921	3,949	0.1%
TigerConnect, Inc.		SF	6.40%	10.21%	11/19/2024	8/16/2029	68	68	68	0.0%
TigerConnect, Inc.	(44)	SF	6.40%	10.21%	2/16/2022	8/16/2029	1,628	1,631	1,628	0.1%
TigerConnect, Inc. (Revolver)	(19)	SF	6.40%	10.21%	2/16/2022	8/16/2029	1,857	—	—	0.0%
Together Women's Health, LLC	(8)	SF	4.50%	8.40%	8/26/2025	8/26/2031	8,811	8,716	8,811	0.3%
Together Women's Health, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.40%	8/26/2025	8/26/2031	8,371	1,127	1,127	0.0%
Together Women's Health, LLC (Revolver)	(19)	SF	4.50%	8.40%	8/26/2025	8/26/2031	1,552	—	—	0.0%
US Fertility Enterprises, LLC	(34)	SF	3.25%	6.90%	8/26/2026	12/10/2032	951	957	954	0.0%
US Fertility Enterprises, LLC (Delayed Draw)	(19)(20)(34)	SF	3.25%	6.90%	8/26/2026	12/30/2032	49	—	—	0.0%
Voyager Parent, LLC	(34)	SF	4.25%	8.33%	8/26/2026	7/1/2032	1,000	1,005	1,003	0.0%
WebPT, Inc.	(7)	SF	6.35%	7.30% Cash/ 3.13% PIK	8/28/2019	1/18/2030	5,149	5,149	4,426	0.2%
WebPT, Inc. (Revolver)	(19)	SF	6.35%	7.44% Cash/ 3.13% PIK	8/28/2019	1/18/2030	521	60	51	0.0%
							826,642	705,930	707,621	27.0%
High Tech Industries
Accelevation LLC	(8)	SF	5.00%	8.90%	3/12/2026	1/2/2031	5,698	5,647	5,698	0.2%
Accelevation LLC	(8)(11)	SF	5.00%	8.68%	1/2/2025	1/2/2031	13,860	13,704	13,860	0.5%
Accelevation LLC	(8)	SF	5.00%	8.90%	9/5/2025	1/2/2031	977	969	977	0.0%
Accelevation LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.90%	1/2/2025	1/2/2031	5,213	4,359	4,359	0.2%
Accelevation LLC (Revolver)	(19)	SF	5.25%	9.15%	1/2/2025	1/2/2031	3,995	—	—	0.0%
Acquia Inc.	(7)(10)	SF	6.15%	9.88%	11/1/2019	11/1/2026	15,429	15,429	14,553	0.6%
Acquia Inc.	(10)	SF	6.15%	9.88%	11/11/2023	11/1/2026	3,092	3,092	2,916	0.1%
Acquia Inc. (Revolver)		SF	6.15%	9.90%	11/1/2019	11/1/2026	588	588	555	0.0%
Arcserve Cayman Opco LP (Delayed Draw)	(19)(20)(21)	SF	8.11%	11.80% PIK	1/2/2024	1/2/2027	2,022	716	1,213	0.0%
BTRS Holdings Inc.	(9)(44)	SF	5.50%	9.57%	2/24/2025	12/15/2028	26,398	26,350	26,398	1.0%
BTRS Holdings Inc. (Revolver)	(19)	SF	5.50%	9.36%	2/24/2025	12/15/2028	4,510	2,577	2,577	0.1%
Cardinal Parent, Inc		SF	4.65%	8.72%	4/1/2025	11/12/2027	7,476	7,413	6,724	0.3%
Catalyst Data Holdings, Inc.	(10)(44)	SF	5.00%	8.73%	12/20/2024	12/20/2030	16,459	16,272	16,315	0.6%
Catalyst Data Holdings, Inc.		SF	5.00%	8.73%	12/20/2024	12/20/2030	623	623	618	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	9.00%	12/20/2024	12/20/2030	9,900	—	—	0.0%
Catalyst Data Holdings, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.73%	12/20/2024	12/20/2030	9,879	7,538	7,472	0.3%
Catalyst Data Holdings, Inc. (Revolver)	(19)	SF	5.00%	9.00%	12/20/2024	12/20/2030	3,300	1,551	1,537	0.1%
Cloud for Good, LLC	(8)	SF	4.75%	8.65%	3/21/2025	3/21/2031	17,238	17,062	16,785	0.6%
Cloud for Good, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.58%	3/21/2025	3/21/2031	12,500	3,000	2,921	0.1%
Cloud for Good, LLC (Revolver)	(19)	SF	4.75%	8.65%	3/21/2025	3/21/2031	4,000	—	—	0.0%
Douglas Holdings, Inc.	(6)(9)(44)	SF	6.50%	9.82% Cash/ 0.75% PIK	8/27/2024	8/27/2030	27,412	27,163	27,275	1.0%
Douglas Holdings, Inc.	(6)	SF	6.50%	9.82% Cash/ 0.75% PIK	8/27/2024	8/27/2030	5,959	$5,963	$5,929	0.2%
Douglas Holdings, Inc.		SF	6.50%	9.82% Cash/ 0.75% PIK	8/27/2024	8/27/2030	4,922	4,922	4,898	0.2%
Douglas Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.82%	8/27/2024	8/27/2030	2,384	—	—	0.0%
Drawbridge Partners, LLC	(6)(7)	SF	5.50%	9.40%	9/1/2022	9/1/2028	18,000	17,899	18,000	0.7%
Drawbridge Partners, LLC (Delayed Draw)	(19)(20)	SF	5.50%	9.40%	9/1/2022	9/1/2028	5,243	4,773	4,768	0.2%
Drawbridge Partners, LLC (Revolver)	(19)	SF	5.50%	9.40%	9/1/2022	9/1/2028	3,130	—	—	0.0%
Einstein Parent, INC.	(10)(44)	SF	5.25%	8.98%	3/26/2025	1/22/2031	36,133	35,581	36,133	1.4%
Einstein Parent, INC. (Revolver)	(19)	SF	5.25%	8.98%	1/22/2025	1/22/2031	3,738	—	—	0.0%
Freedom U.S. Acquisition Corporation	(8)(9)(10)(27)(44)	SF	5.75%	9.48%	9/27/2024	9/27/2030	50,108	49,471	49,657	1.9%
Freedom U.S. Acquisition Corporation (Revolver)	(19)	SF	5.75%	9.48%	9/27/2024	9/27/2030	5,100	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Fueled Digital Media, LLC		SF	7.61%	10.30% Cash/ 1.00% PIK	11/1/2022	11/1/2027	5,672	5,647	5,147	0.2%
Fueled Digital Media, LLC		SF	7.61%	10.30% Cash/ 1.00% PIK	11/1/2022	11/1/2027	498	498	452	0.0%
Fueled Digital Media, LLC (Revolver)	(19)	SF	7.61%	11.30%	11/1/2022	11/1/2027	807	726	659	0.0%
Gainsight, Inc.	(8)(9)(10)(44)	SF	5.75%	9.48%	4/1/2025	7/30/2027	27,135	27,092	27,135	1.0%
Hostaway Midco Oy	(6)(12)(37)	SF	5.25%	8.98%	2/26/2025	2/26/2031	25,000	24,713	25,000	1.0%
Hostaway Midco Oy (Delayed Draw)	(12)(19)(20)(37)	SF	5.25%	8.98%	2/26/2025	2/26/2031	5,000	—	—	0.0%
Hostaway Midco Oy (Revolver)	(12)(19)(37)	SF	5.25%	8.98%	2/26/2025	2/26/2031	4,167	—	—	0.0%
Jobnimbus Holdings, LLC	(9)(27)(44)	SF	5.25%	8.93%	12/12/2024	11/6/2030	32,000	31,649	32,000	1.2%
Jobnimbus Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.93%	11/6/2024	11/6/2030	7,111	—	—	0.0%
Jobnimbus Holdings, LLC (Revolver)	(19)	SF	5.25%	8.93%	11/6/2024	11/6/2030	5,333	—	—	0.0%
Matterhorn Finco, Inc.	(12)(27)	SF	5.50%	9.57%	3/5/2026	3/5/2033	4,322	4,280	4,323	0.2%
Matterhorn Finco, Inc. (Revolver)	(12)(19)	SF	5.50%	9.57%	3/5/2026	3/5/2033	667	—	—	0.0%
Nasuni Corporation	(9)(44)	SF	5.00%	9.07%	9/10/2024	9/10/2030	15,000	14,841	15,000	0.6%
Nasuni Corporation	(11)(44)	SF	5.00%	9.07%	3/11/2026	9/10/2030	7,813	7,748	7,859	0.3%
Nasuni Corporation (Revolver)	(19)	SF	5.00%	9.07%	9/10/2024	9/10/2030	3,125	1,250	1,250	0.1%
Nuvei Technologies Corp	(12)(34)(36)	SF	2.75%	6.83%	9/17/2026	11/17/2031	1,000	983	983	0.0%
Optomi, LLC	(8)(9)	SF	5.15%	8.88%	12/13/2022	12/16/2027	5,470	5,422	5,470	0.2%
Optomi, LLC	(8)	SF	5.15%	8.88%	6/30/2026	12/16/2027	2,126	2,108	2,126	0.1%
Optomi, LLC	(7)(9)	SF	5.15%	8.88%	12/16/2021	12/16/2027	12,892	12,829	12,893	0.5%
Optomi, LLC (Revolver)	(19)	SF	5.15%	8.88%	12/16/2021	12/16/2027	3,189	—	—	0.0%
Planful, Inc.	(11)	SF	6.26%	9.99%	4/14/2026	6/28/2028	9,500	9,520	9,495	0.4%
Planful, Inc.	(11)	SF	6.26%	9.99%	4/14/2026	6/28/2028	530	531	530	0.0%
Planful, Inc.	(11)	SF	6.26%	9.99%	4/14/2026	6/28/2028	707	708	707	0.0%
Planful, Inc.	(11)	SF	6.26%	9.99%	4/14/2026	6/28/2028	1,455	1,458	1,454	0.1%
Planful, Inc.	(11)	SF	6.26%	9.99%	4/14/2026	6/28/2028	1,326	1,328	1,325	0.1%
Planful, Inc.	(11)	SF	6.26%	9.99%	4/14/2026	6/28/2028	884	888	883	0.0%
Planful, Inc. (Revolver)		SF	6.26%	9.99%	4/14/2026	6/28/2028	1,105	1,105	1,104	0.0%
Securly, Inc.	(7)	SF	7.10%	10.92%	4/20/2022	10/22/2028	3,702	3,692	3,665	0.1%
Securly, Inc.	(7)	SF	7.10%	11.17%	4/22/2021	10/22/2028	8,400	8,379	8,316	0.3%
Securly, Inc.	(7)	SF	7.10%	10.86%	4/22/2021	10/22/2028	1,938	1,938	1,919	0.1%
Securly, Inc.	(9)	SF	7.10%	10.86%	4/20/2022	10/22/2028	2,488	2,488	2,463	0.1%
Securly, Inc.	(6)(9)	SF	7.10%	10.86%	2/24/2025	10/22/2028	457	454	452	0.0%
Securly, Inc. (Revolver)		SF	7.10%	11.17%	4/22/2021	10/22/2028	1,615	1,615	1,599	0.1%
Signiant Inc.	(8)	SF	5.25%	9.01%	12/23/2024	12/23/2030	2,978	2,978	2,944	0.1%
Signiant Inc.	(11)(44)	SF	5.25%	8.98%	12/23/2024	12/23/2030	14,850	14,682	14,683	0.6%
Signiant Inc. (Revolver)	(19)	SF	5.25%	9.01%	12/23/2024	12/23/2030	1,875	—	—	0.0%
Sparq Holdings, Inc.	(7)	SF	6.25%	5.85% Cash/ 4.25% PIK	6/16/2023	6/15/2029	3,061	$2,947	$2,730	0.1%
Sparq Holdings, Inc.		SF	6.25%	6.07% Cash/ 4.25% PIK	6/27/2024	6/25/2029	671	650	598	0.0%
Sparq Holdings, Inc.		SF	6.25%	6.07% Cash/ 4.25% PIK	6/16/2023	6/15/2029	685	667	611	0.0%
Sparq Holdings, Inc. (Revolver)	(19)	SF	5.75%	9.82%	6/16/2023	6/15/2029	614	338	307	0.0%
Tiugo Group Holdings Corp	(10)(11)(27)(44)	SF	5.25%	8.98%	3/28/2025	3/28/2031	73,592	72,834	73,592	2.8%
Tiugo Group Holdings Corp (Delayed Draw)	(19)(20)	SF	5.25%	8.98%	3/28/2025	3/28/2031	14,718	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(19)	SF	5.25%	8.98%	3/28/2025	3/28/2031	7,359	—	—	0.0%
UKG Inc.	(12)(34)	SF	2.25%	6.33%	9/14/2026	2/9/2031	1,000	976	972	0.0%
Unanet, Inc.	(7)(9)	SF	5.25%	8.98%	12/9/2022	12/9/2030	22,000	21,790	22,000	0.8%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.98%	12/9/2022	12/9/2030	6,947	4,956	4,956	0.2%
Unanet, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	8.98%	11/25/2024	12/9/2030	1,350	—	—	0.0%
Unanet, Inc. (Revolver)	(19)	SF	5.25%	8.98%	12/9/2022	12/9/2030	4,316	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Varicent Intermediate Holdings Corporation	(12)(36)	SF	6.00%	6.82% Cash/ 3.25% PIK	10/15/2025	8/22/2031	14,470	14,370	14,541	0.6%
Varicent Intermediate Holdings Corporation	(6)(12)(36)	SF	6.00%	6.82% Cash/ 3.25% PIK	8/23/2024	8/22/2031	29,477	29,189	29,477	1.1%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.00%	6.82% Cash/ 3.25% PIK	10/15/2025	8/22/2031	2,826	—	—	0.0%
Varicent Intermediate Holdings Corporation (Delayed Draw)	(12)(19)(20)(36)	SF	6.00%	6.82% Cash/ 3.25% PIK	8/23/2024	8/22/2031	2,040	—	—	0.0%
Varicent Intermediate Holdings Corporation (Revolver)	(12)(19)(36)	n/a	n/a	5.50%	8/23/2024	8/22/2031	5,776	—	—	0.0%
Velociti, LLC	(9)(11)	SF	5.75%	9.43%	1/13/2025	1/10/2030	11,850	11,662	11,850	0.5%
Velociti, LLC	(8)	SF	5.75%	9.43%	9/5/2025	1/10/2030	4,263	4,212	4,263	0.2%
Velociti, LLC (Revolver)	(19)	SF	5.75%	9.49%	1/13/2025	1/10/2030	3,790	2,779	2,779	0.1%
ZI Intermediate II, Inc.	(6)(11)(27)(44)	SF	5.25%	9.07%	5/13/2024	11/14/2031	82,250	81,142	82,456	3.2%
ZI Intermediate II, Inc. (Revolver)	(19)	SF	5.25%	9.07%	11/14/2025	11/14/2031	6,958	—	—	0.0%
							847,436	712,724	715,106	27.3%
Hotels, Gaming & Leisure
Light and Wonder International, Inc.	(12)	SF	2.00%	5.90%	8/26/2026	4/16/2029	998	1,002	1,000	0.0%
							998	1,002	1,000	0.0%
Media: Advertising, Printing & Publishing
Calienger Holdings, L.L.C.	(8)	SF	6.10%	9.78%	10/21/2022	10/20/2028	4,825	4,774	4,825	0.2%
Calienger Holdings, L.L.C.	(11)(27)	SF	6.10%	9.78%	11/20/2025	10/20/2028	16,858	16,561	16,858	0.6%
Calienger Holdings, L.L.C. (Delayed Draw)	(19)(20)	SF	6.10%	9.78%	11/20/2025	10/20/2028	2,831	—	—	0.0%
Calienger Holdings, L.L.C. (Revolver)	(19)	SF	6.10%	9.78%	10/21/2022	10/20/2028	909	—	—	0.0%
EverService Midco, LLC	(8)(44)	SF	5.25%	8.93%	8/28/2024	6/28/2030	37,175	36,658	36,097	1.4%
EverService Midco, LLC (Revolver)	(19)	SF	5.25%	8.93%	6/28/2024	6/28/2030	8,919	—	—	0.0%
EverView AcquisitionCo, Inc.	(9)(44)	SF	5.00%	8.76%	9/3/2025	9/3/2031	20,750	20,573	20,749	0.8%
EverView AcquisitionCo, Inc. (Delayed Draw)	(19)(20)	SF	5.00%	8.76%	9/3/2025	9/3/2031	6,385	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(19)	SF	5.00%	8.76%	9/3/2025	9/3/2031	4,788	—	—	0.0%
Gas Media Holdings, LLC	(8)(10)(27)	SF	5.00%	8.73%	4/17/2025	4/17/2031	56,288	55,701	49,086	1.9%
Gas Media Holdings, LLC (Delayed Draw)	(19)(20)	SF	5.00%	8.74%	4/17/2025	4/17/2031	12,214	—	—	0.0%
Gas Media Holdings, LLC (Revolver)	(19)	SF	5.00%	8.74%	4/17/2025	4/17/2031	5,302	2,916	2,543	0.1%
Madison Logic Holdings, Inc.	(6)	SF	7.50%	8.89% Cash/ 2.37% PIK	12/30/2022	12/30/2028	14,122	13,935	11,896	0.4%
Madison Logic Holdings, Inc. (Revolver)	(19)	SF	7.50%	8.89% Cash/ 2.37% PIK	12/30/2022	12/30/2027	635	$—	$—	0.0%
Narrative Strategies Acquisition, LLC	(8)(27)	SF	4.75%	8.43%	9/19/2025	7/1/2030	7,722	7,629	7,761	0.3%
Narrative Strategies Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.43%	7/1/2025	7/1/2030	3,634	—	—	0.0%
Narrative Strategies Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.43%	7/1/2025	7/1/2030	1,211	—	—	0.0%
OWL Acquisition, LLC	(6)	SF	4.75%	8.48%	4/17/2025	4/17/2032	17,077	16,898	15,844	0.6%
OWL Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.49%	4/17/2025	4/17/2032	1,568	285	264	0.0%
OWL Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.82%	4/17/2025	4/17/2032	3,403	419	389	0.0%
Really Great Reading Company, Inc.	(8)(9)	SF	7.60%	9.83% Cash/ 1.50% PIK	12/9/2022	12/9/2028	11,651	11,522	10,661	0.4%
Really Great Reading Company, Inc. (Revolver)	(19)	SF	7.60%	9.83% Cash/ 1.50% PIK	12/9/2022	12/8/2028	3,200	—	—	0.0%
Relevant Industrial, LLC	(8)	SF	4.50%	8.57%	5/16/2025	5/16/2031	17,281	17,100	17,281	0.7%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.57%	5/16/2025	5/16/2031	7,598	6,784	6,784	0.3%
Relevant Industrial, LLC (Delayed Draw)	(19)(20)	SF	4.50%	8.57%	5/16/2025	5/16/2031	3,804	—	—	0.0%
Relevant Industrial, LLC (Revolver)	(19)	SF	4.50%	8.57%	5/16/2025	5/16/2031	3,043	—	—	0.0%
SHOOK Research, LLC	(9)	SF	4.75%	8.65%	9/19/2025	7/31/2030	11,385	11,245	9,895	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

SHOOK Research, LLC (Revolver)	(19)	SF	4.75%	8.65%	7/31/2025	7/31/2030	2,875	—	—	0.0%
XanEdu Publishing, Inc.	(7)(8)	SF	6.00%	9.90%	1/28/2020	1/28/2027	7,967	7,974	7,955	0.3%
XanEdu Publishing, Inc.	(8)	SF	6.00%	9.90%	8/31/2022	1/28/2027	3,166	3,169	3,162	0.1%
XanEdu Publishing, Inc. (Revolver)	(19)	SF	6.00%	9.90%	1/28/2020	1/28/2027	1,719	—	—	0.0%
							300,305	234,143	222,050	8.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	11.98% PIK	2/15/2024	1/31/2028	574	864	1,197	0.1%
							574	864	1,197	0.1%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	(8)(9)(10)	SF	6.36%	10.27%	4/8/2025	12/4/2027	32,505	32,505	32,277	1.2%
Attom Intermediate Holdco, LLC (Delayed Draw)	(19)(20)	SF	6.36%	10.27%	4/8/2025	12/4/2027	15,276	181	180	0.0%
Attom Intermediate Holdco, LLC (Revolver)	(19)	SF	6.36%	10.27%	4/8/2025	12/4/2027	3,972	244	243	0.0%
Crownpeak Technology, Inc.	(6)(7)(9)	SF	5.50%	9.31%	2/13/2026	12/31/2026	7,886	7,888	7,585	0.3%
Streamland Media MidCo LLC	(21)	SF	5.76%	1.00% Cash/ 8.84% PIK	9/11/2025	3/30/2029	238	237	237	0.0%
Touchtunes Music Group, LLC		SF	4.75%	8.82%	6/30/2025	3/30/2029	4,695	4,657	4,367	0.2%
USLIVE OPCO, INC.	(6)	SF	5.25%	9.01%	7/2/2025	7/2/2030	9,813	9,655	9,842	0.4%
USLIVE OPCO, INC. (Revolver)	(19)	SF	5.25%	9.01%	7/2/2025	7/2/2030	2,105	—	—	0.0%
V10 Entertainment, Inc.	(6)	SF	7.10%	10.83%	6/16/2026	1/12/2028	3,186	3,203	3,186	0.1%
V10 Entertainment, Inc. (Revolver)	(19)	SF	7.10%	10.78%	4/14/2026	1/12/2028	458	226	226	0.0%
							80,134	58,796	58,143	2.2%
Retail
Rita's Franchise Company, LLC	(11)	SF	4.75%	8.43%	12/9/2024	11/15/2030	14,492	14,360	14,492	0.6%
Rita's Franchise Company, LLC (Revolver)	(19)	SF	4.75%	8.43%	11/15/2024	11/15/2030	1,799	—	—	0.0%
							16,291	14,360	14,492	0.6%
Services: Business
A360, Inc.	(11)	SF	5.25%	8.98%	12/19/2024	12/19/2030	10,004	9,892	10,004	0.4%
A360, Inc. (Delayed Draw)	(19)(20)	SF	5.25%	9.23%	12/19/2024	12/19/2030	4,420	1,462	1,462	0.1%
A360, Inc. (Revolver)	(19)	SF	5.25%	9.23%	12/19/2024	12/19/2030	2,218	—	—	0.0%
Accelya US Inc.	(12)(34)(40)	SF	5.25%	9.32%	9/29/2025	10/1/2032	1,989	1,953	1,800	0.1%
Aligned Exteriors Group Holdco, LLC	(11)	SF	5.00%	9.07%	12/13/2024	12/13/2029	13,755	$13,590	$13,666	0.5%
Aligned Exteriors Group Holdco, LLC (Revolver)	(19)	SF	5.00%	9.07%	12/13/2024	12/13/2029	1,667	—	—	0.0%
Ambient Enterprises Holdco, LLC	(8)(44)	SF	5.50%	9.57%	2/21/2025	6/30/2030	11,424	11,297	11,381	0.4%
Ambient Enterprises Holdco, LLC	(8)	SF	5.50%	9.57%	2/21/2025	6/30/2030	3,175	3,140	3,163	0.1%
Ambient Enterprises Holdco, LLC	(27)	SF	5.50%	9.57%	12/31/2024	6/30/2030	2,253	2,253	2,244	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.50%	9.57%	9/8/2025	6/30/2030	1,399	1,382	1,393	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.50%	9.57%	10/31/2025	6/30/2030	1,434	1,420	1,429	0.1%
Ambient Enterprises Holdco, LLC	(8)	SF	5.50%	9.57%	7/3/2025	6/30/2030	2,393	2,393	2,384	0.1%
Ambient Enterprises Holdco, LLC	(44)	SF	5.50%	9.57%	10/31/2025	6/30/2030	2,406	2,406	2,397	0.1%
Ambient Enterprises Holdco, LLC (Revolver)	(19)	SF	5.50%	9.57%	12/31/2024	12/8/2029	920	158	158	0.0%
Aras Corporation	(6)(8)(9)	SF	5.00%	9.07%	4/13/2021	4/13/2029	7,609	7,613	7,609	0.3%
Aras Corporation (Revolver)	(19)	SF	5.00%	9.07%	4/13/2021	4/13/2029	1,061	318	318	0.0%
ASG III, LLC	(9)(44)	SF	6.25%	10.07%	10/31/2023	10/31/2029	7,484	7,373	7,484	0.3%
ASG III, LLC	(27)(44)	SF	6.25%	10.07%	10/31/2023	10/31/2029	3,151	3,151	3,151	0.1%
ASG III, LLC	(9)	SF	6.00%	9.82%	8/30/2024	10/31/2029	12,607	12,607	12,607	0.5%
ASG III, LLC (Revolver)	(19)	SF	6.00%	9.82%	10/31/2023	10/31/2029	3,158	—	—	0.0%
Asset Reliability Bidco, Inc.	(12)(22)	CA	5.25%	7.54%	12/1/2025	12/1/2031	10,980	11,065	10,980	0.4%
Asset Reliability Bidco, Inc.	(10)	SF	5.25%	9.01%	12/1/2025	12/1/2031	20,350	20,168	20,349	0.8%
Asset Reliability Bidco, Inc.		SF	5.25%	9.28%	12/1/2025	12/1/2031	7,454	7,454	7,454	0.3%
Asset Reliability Bidco, Inc. (Revolver)	(19)	SF	5.25%	9.28%	12/1/2025	12/1/2031	2,982	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Bloomerang, LLC	(6)(9)(11)(44)	SF	5.50%	6.57% Cash/ 3.00% PIK	1/6/2026	12/27/2029	18,164	17,963	18,262	0.7%
Bloomerang, LLC	(6)	SF	5.50%	6.57% Cash/ 3.00% PIK	2/9/2026	12/27/2029	6,059	6,010	6,091	0.2%
Bloomerang, LLC (Delayed Draw)	(19)(20)	SF	5.50%	6.57% Cash/ 3.00% PIK	12/27/2023	12/27/2029	3,200	—	—	0.0%
Bloomerang, LLC (Revolver)	(19)	SF	5.50%	6.23% Cash/ 3.00% PIK	12/27/2023	12/27/2029	3,200	800	800	0.0%
Buck Design LLC	(10)	SF	4.75%	8.43%	6/11/2025	6/2/2031	9,925	9,844	9,900	0.4%
Buck Design LLC	(6)	SF	4.75%	8.43%	6/2/2025	6/2/2031	7,824	7,824	7,804	0.3%
Buck Design LLC (Revolver)	(19)	SF	4.75%	8.43%	6/2/2025	6/2/2031	3,922	2,365	2,359	0.1%
Cdata Software, Inc.	(7)(9)(11)(44)	SF	5.50%	9.57%	7/18/2024	7/18/2030	51,950	51,422	51,950	2.0%
Cdata Software, Inc.		SF	5.50%	9.57%	7/18/2024	7/18/2030	4,285	4,285	4,285	0.2%
Cdata Software, Inc. (Delayed Draw)	(19)(20)	SF	5.50%	9.57%	7/18/2024	7/18/2030	4,810	2,405	2,405	0.1%
Cdata Software, Inc. (Revolver)	(19)	SF	5.50%	9.57%	7/18/2024	7/18/2030	5,772	—	—	0.0%
ClearCapital Holdings, LLC	(8)	SF	4.75%	8.82%	8/6/2025	6/30/2032	10,020	9,941	10,020	0.4%
ClearCapital Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.82%	7/2/2025	6/30/2032	618	—	—	0.0%
ClearCapital Holdings, LLC (Revolver)	(19)	SF	4.75%	8.82%	7/2/2025	6/30/2032	1,620	—	—	0.0%
Cosmos Bidco, Inc.	(7)(9)(11)	SF	6.25%	10.10%	9/15/2023	9/14/2029	36,000	35,485	36,000	1.4%
Cosmos Bidco, Inc.	(27)(44)	SF	6.25%	10.10%	9/15/2023	9/14/2029	6,750	6,750	6,750	0.3%
Cosmos Bidco, Inc.	(44)	SF	6.25%	10.10%	3/28/2025	9/14/2029	18,827	18,689	18,827	0.7%
Cosmos Bidco, Inc.	(11)	SF	6.25%	10.10%	5/17/2024	9/14/2029	4,114	4,114	4,114	0.2%
Cosmos Bidco, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	10.51%	3/28/2025	9/14/2029	5,379	—	—	0.0%
Cosmos Bidco, Inc. (Revolver)	(19)	SF	6.25%	10.51%	9/15/2023	9/14/2029	5,625	3,150	3,150	0.1%
E-Discovery Acquireco, LLC	(9)(44)	SF	6.25%	10.01%	8/29/2023	8/29/2029	19,850	19,568	19,850	0.8%
E-Discovery Acquireco, LLC		SF	5.50%	9.26%	5/3/2024	8/29/2029	3,248	3,228	3,195	0.1%
E-Discovery Acquireco, LLC (Revolver)	(19)	SF	6.25%	10.01%	8/29/2023	8/29/2029	2,727	2,000	2,000	0.1%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	1.10%	5.17%	9/21/2021	12/31/2031	4,227	4,211	3,921	0.1%
ecMarket Inc. and Conexiom US Inc.	(7)(12)(36)	SF	1.10%	5.17%	9/21/2021	12/31/2031	329	$329	$305	0.0%
ecMarket Inc. and Conexiom US Inc.	(9)(12)(36)	SF	1.10%	5.17%	3/28/2024	12/31/2031	692	692	642	0.0%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	1.10%	5.17%	5/4/2023	12/31/2031	525	525	487	0.0%
ecMarket Inc. and Conexiom US Inc.	(12)(36)	SF	1.10%	5.17%	5/12/2025	12/31/2031	598	598	555	0.0%
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	(12)(19)(20)(36)	SF	1.10%	5.17%	3/31/2026	12/31/2031	1,196	526	487	0.0%
ecMarket Inc. and Conexiom US Inc. (Revolver)	(12)(19)(36)	SF	1.10%	5.17%	9/21/2021	12/31/2031	2,067	—	—	0.0%
Ecotrak, LLC	(44)	SF	6.00%	9.68%	9/11/2025	9/11/2030	7,547	7,423	7,547	0.3%
Ecotrak, LLC		SF	9.00%	12.77%	9/10/2026	9/11/2030	1,132	1,110	1,132	0.0%
Ecotrak, LLC (Revolver)		SF	6.00%	9.68%	9/11/2025	9/11/2030	1,132	1,132	1,132	0.0%
Edustaff, LLC	(6)(9)	SF	4.75%	8.65%	12/8/2022	12/8/2027	10,287	10,206	10,287	0.4%
Edustaff, LLC	(8)	SF	4.75%	8.65%	1/30/2026	12/18/2027	1,857	1,847	1,857	0.1%
Edustaff, LLC (Revolver)	(19)	SF	4.75%	8.65%	12/8/2022	12/8/2027	2,364	—	—	0.0%
Hart Halsey, LLC	(8)	SF	5.75%	8.48% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	7,436	7,500	0.3%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	5.75%	8.48% Cash/ 1.00% PIK	6/25/2025	6/25/2031	7,500	—	—	0.0%
Hart Halsey, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.59%	6/25/2025	6/25/2031	5,100	941	941	0.0%
Hart Halsey, LLC (Revolver)	(19)	SF	5.75%	8.48% Cash/ 1.00% PIK	6/25/2025	6/25/2031	2,250	1,200	1,200	0.0%
Huckabee Acquisition, LLC	(6)(8)(10)(44)	SF	5.75%	9.82%	1/16/2024	1/16/2030	29,250	28,885	29,250	1.1%
Huckabee Acquisition, LLC (Revolver)	(19)	SF	5.75%	9.82%	1/16/2024	1/16/2030	3,913	1,957	1,957	0.1%
iCIMS, Inc.	(7)	SF	6.25%	10.07%	10/24/2022	8/18/2028	10,500	10,387	10,159	0.4%
Interstate BidCo, LLC	(6)(8)(10)	SF	5.75%	9.82%	12/27/2023	12/27/2029	14,588	14,408	14,522	0.6%
Interstate BidCo, LLC	(11)(44)	SF	5.75%	9.65%	12/9/2024	12/27/2029	7,046	6,973	7,015	0.3%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Interstate BidCo, LLC	(8)	SF	5.75%	9.65%	12/27/2023	12/27/2029	8,130	8,130	8,093	0.3%
Interstate BidCo, LLC	(6)(8)	SF	5.75%	9.65%	11/19/2024	12/27/2029	12,273	12,273	12,218	0.5%
Interstate BidCo, LLC	(27)	SF	5.75%	9.65%	12/10/2025	12/27/2029	10,800	10,665	10,751	0.4%
Interstate BidCo, LLC (Delayed Draw)	(19)(20)	SF	5.75%	9.82%	12/10/2025	12/27/2029	12,397	—	—	0.0%
Interstate BidCo, LLC (Revolver)	(19)	SF	5.75%	9.82%	12/27/2023	12/27/2029	3,125	—	—	0.0%
Intertek Group Plc	(12)(34)(40)	SF	4.60%	8.68%	9/25/2026	9/25/2031	862	860	860	0.0%
Intertek Group Plc (Delayed Draw)	(12)(19)(20)(34)(40)	SF	4.60%	8.68%	9/25/2026	9/25/2031	138	—	—	0.0%
JDX Studio, LLC	(11)	SF	5.25%	9.15%	12/9/2024	11/13/2030	9,825	9,697	9,825	0.4%
JDX Studio, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.15%	11/14/2024	11/13/2030	799	—	—	0.0%
JDX Studio, LLC (Revolver)	(19)	SF	5.25%	9.15%	11/14/2024	11/13/2030	2,398	—	—	0.0%
K2 Services Venture LLC	(8)(10)	SF	5.25%	9.15%	11/4/2025	9/5/2031	29,284	28,963	29,284	1.1%
K2 Services Venture LLC	(8)	SF	5.25%	9.15%	9/5/2025	9/5/2031	7,161	7,085	7,161	0.3%
K2 Services Venture LLC (Revolver)	(19)	SF	5.25%	9.15%	9/5/2025	9/5/2031	4,295	—	—	0.0%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.38%	12/9/2022	12/11/2028	3,474	3,452	3,474	0.1%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.38%	12/9/2022	12/11/2028	1,115	1,116	1,115	0.0%
Kingsley Gate Partners, LLC	(8)	SF	6.65%	10.38%	12/9/2022	12/11/2028	1,613	1,614	1,613	0.1%
Kingsley Gate Partners, LLC (Revolver)		SF	6.65%	10.38%	12/9/2022	12/11/2028	1,440	1,441	1,440	0.1%
LJ Blueprint Buyer, LLC	(8)(44)	SF	4.75%	8.48%	5/29/2026	5/30/2033	20,451	20,250	20,462	0.8%
LJ Blueprint Buyer, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	5/29/2026	5/30/2033	8,611	—	—	0.0%
LJ Blueprint Buyer, LLC (Revolver)	(19)	SF	4.75%	8.48%	5/29/2026	5/30/2033	4,306	—	—	0.0%
MYOB US Borrower, LLC	(12)(25)(35)	BB	5.25%	8.19% Cash/ 1.67% PIK	6/6/2025	5/29/2030	28,800	26,663	28,785	1.1%
NFM & J, L.P.	(6)(7)(9)	SF	5.85%	9.60%	11/15/2023	11/30/2028	12,938	12,848	12,912	0.5%
NFM & J, L.P.		SF	5.85%	9.61%	11/15/2023	11/30/2028	812	812	810	0.0%
NFM & J, L.P. (Revolver)	(19)	P	4.75%	11.75%	11/15/2023	11/30/2028	5,273	$2,417	$2,415	0.1%
Northeast Contracting Company, LLC		SF	6.43%	10.39%	9/3/2026	8/16/2029	3,545	3,476	3,545	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.02%	8/16/2024	8/16/2029	8,820	8,727	8,820	0.3%
Northeast Contracting Company, LLC (Revolver)	(19)	SF	6.43%	10.11%	8/16/2024	8/16/2029	3,273	1,773	1,773	0.1%
Onix Networking Corp.	(8)	SF	5.25%	9.32%	5/9/2025	10/2/2029	4,444	4,444	4,444	0.2%
Onix Networking Corp.	(6)(8)	SF	5.25%	9.32%	10/2/2023	10/2/2029	14,588	14,416	14,588	0.6%
Onix Networking Corp. (Revolver)	(19)	SF	5.25%	9.32%	10/2/2023	10/2/2029	5,000	—	—	0.0%
OPOC Acquisition, LLC	(11)	SF	4.75%	8.48%	12/20/2024	12/20/2030	12,805	12,661	12,805	0.5%
OPOC Acquisition, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.61%	12/20/2024	12/20/2030	3,007	949	949	0.0%
OPOC Acquisition, LLC (Revolver)	(19)	SF	4.75%	8.61%	12/20/2024	12/20/2030	1,204	—	—	0.0%
Parkhub, Inc.	(44)	SF	6.25%	9.98%	4/9/2024	4/9/2030	16,369	16,152	16,369	0.6%
Parkhub, Inc.	(12)(23)	SF	5.75%	9.48%	4/9/2024	4/9/2030	35,816	33,786	35,726	1.4%
Parkhub, Inc.	(12)(23)	SF	5.75%	9.48%	4/9/2024	4/9/2030	3,129	3,158	3,121	0.1%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.98%	4/9/2024	4/9/2030	4,195	2,904	2,904	0.1%
Parkhub, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.98%	4/9/2024	4/9/2030	16,833	14,207	14,207	0.5%
Parkhub, Inc. (Revolver)	(19)	SF	5.50%	9.31%	4/9/2024	4/9/2030	6,733	2,020	2,020	0.1%
PC Pest Buyer, LLC	(6)(8)	SF	5.00%	8.81%	6/20/2024	6/20/2030	10,516	10,393	10,516	0.4%
PC Pest Buyer, LLC	(8)(10)	SF	5.00%	9.00%	6/20/2024	6/20/2030	31,760	31,760	31,760	1.2%
PC Pest Buyer, LLC (Revolver)	(19)	SF	5.00%	9.00%	6/20/2024	6/20/2030	6,422	—	—	0.0%
PRGX Global, Inc.	(8)(11)(44)	SF	5.50%	9.23%	12/20/2024	12/20/2030	35,875	35,475	34,444	1.3%
PRGX Global, Inc. (Revolver)	(19)	SF	5.50%	9.23%	2/20/2025	12/20/2030	4,345	1,970	1,891	0.1%
Project Accelerate Parent, LLC	(8)	SF	5.25%	9.15%	2/22/2024	2/22/2031	11,608	11,532	11,608	0.4%
Project Accelerate Parent, LLC (Revolver)	(19)	SF	5.25%	9.15%	2/22/2024	2/22/2031	3,125	—	—	0.0%
Prototek LLC	(21)	SF	5.60%	9.28%	12/8/2022	12/8/2027	8,107	6,814	5,318	0.2%
Prototek LLC (Revolver)	(19)(21)	SF	5.60%	9.49%	12/8/2022	12/8/2027	1,209	736	487	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Pursuit Buyer, LLC	(7)	SF	6.25%	9.32% Cash/ 1.00% PIK	1/5/2026	1/5/2032	14,500	14,371	14,500	0.6%
Pursuit Buyer, LLC (Delayed Draw)	(19)(20)	SF	5.25%	9.32%	1/5/2026	1/5/2032	1,615	1,098	1,098	0.0%
Pursuit Buyer, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.32% Cash/ 1.00% PIK	1/5/2026	1/5/2032	5,800	—	—	0.0%
Pursuit Buyer, LLC (Revolver)	(19)	SF	6.25%	9.32% Cash/ 1.00% PIK	1/5/2026	1/5/2032	4,350	—	—	0.0%
SDG Corporation	(8)	SF	4.75%	8.48%	10/31/2025	10/31/2031	5,985	5,919	5,865	0.2%
SDG Corporation (Delayed Draw)	(19)(20)	SF	4.75%	8.48%	10/31/2025	10/31/2031	2,727	—	—	0.0%
SDG Corporation (Revolver)	(19)	P	3.75%	10.75%	10/31/2025	10/31/2031	2,045	682	668	0.0%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.75%	6/17/2024	9/30/2027	40,407	40,417	40,245	1.5%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.75%	6/17/2024	9/30/2027	12,545	12,548	12,495	0.5%
Security Services Acquisition Sub Corp.	(6)(11)	SF	5.85%	9.75%	6/17/2024	9/30/2027	12,392	12,394	12,343	0.5%
Signal 88, LLC	(8)(44)	SF	6.00%	9.68%	6/3/2024	6/3/2029	23,030	22,822	23,030	0.9%
SingleStore, Inc.	(6)(9)(10)(44)	SF	6.25%	9.98%	10/16/2025	10/16/2031	73,000	72,362	73,000	2.8%
SingleStore, Inc. (Delayed Draw)	(19)(20)	SF	6.25%	9.98%	10/16/2025	10/16/2031	8,319	5,353	5,353	0.2%
SingleStore, Inc. (Revolver)	(19)	SF	6.25%	9.98%	10/16/2025	10/16/2031	8,488	—	—	0.0%
Sunstates Security, LLC	(6)(8)	SF	5.00%	8.90%	8/9/2024	8/9/2030	19,750	19,541	19,750	0.8%
Sunstates Security, LLC	(6)	SF	5.00%	8.90%	8/9/2024	8/9/2030	13,256	13,256	13,256	0.5%
Talent Systems, LLC	(8)(34)	SF	5.75%	9.56%	9/30/2022	8/4/2028	6,434	6,389	6,434	0.2%
Talent Systems, LLC (Revolver)	(19)	SF	5.75%	9.56%	9/30/2022	8/4/2028	933	—	—	0.0%
Valkyrie Buyer, LLC	(6)(8)(11)(27)(44)	SF	5.50%	9.57%	5/6/2024	5/6/2031	37,114	37,062	37,114	1.4%
Valkyrie Buyer, LLC (Revolver)	(19)	SF	5.50%	9.57%	5/6/2024	5/6/2030	3,509	421	421	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc.	(8)(27)	SF	4.25%	7.98%	12/8/2025	12/8/2031	19,502	$19,326	$19,468	0.7%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(19)(20)	SF	4.25%	7.98%	12/8/2025	12/8/2031	6,125	1,225	1,223	0.1%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(19)	SF	4.25%	7.98%	12/8/2025	12/8/2031	3,063	—	—	0.0%
Vhagar Purchaser, LLC	(6)(9)(44)	SF	5.25%	8.98%	6/5/2025	6/11/2031	29,333	29,333	29,371	1.1%
Vhagar Purchaser, LLC	(6)(44)	SF	5.25%	8.98%	6/5/2025	6/11/2031	13,333	13,167	13,351	0.5%
Vhagar Purchaser, LLC (Delayed Draw)	(19)(20)	SF	5.25%	8.98%	6/5/2025	6/11/2031	6,667	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(19)	SF	5.25%	8.98%	6/5/2025	6/11/2031	2,667	—	—	0.0%
WPEngine, Inc.	(7)(9)	SF	5.75%	9.77%	8/14/2023	8/14/2029	16,500	16,224	16,475	0.6%
WPEngine, Inc. (Revolver)	(19)	SF	5.75%	9.77%	8/14/2023	8/14/2029	1,650	—	—	0.0%
							1,329,869	1,137,273	1,144,064	43.7%
Services: Consumer
Alta Pest Control, LLC	(27)	SF	4.75%	8.65%	11/18/2025	11/18/2031	3,970	3,917	3,972	0.2%
Alta Pest Control, LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.65%	11/18/2025	11/18/2031	3,992	1,392	1,393	0.1%
Alta Pest Control, LLC (Revolver)	(19)	SF	4.75%	8.65%	11/18/2025	11/18/2031	2,000	—	—	0.0%
AMS Parent, LLC	(8)(27)	SF	5.01%	9.09%	4/8/2024	10/25/2028	15,068	14,958	14,014	0.5%
Clydesdale Holdings, LLC	(6)	SF	6.40%	10.47%	12/28/2023	6/23/2028	4,863	4,808	4,863	0.2%
Clydesdale Holdings, LLC	(6)(7)	SF	6.40%	10.47%	7/19/2023	6/23/2028	4,863	4,812	4,863	0.2%
Clydesdale Holdings, LLC	(6)(8)(10)	SF	6.15%	10.22%	6/24/2022	6/23/2028	14,400	14,299	14,350	0.5%
Clydesdale Holdings, LLC	(8)(11)	SF	6.15%	10.22%	6/24/2022	6/23/2028	20,487	20,487	20,415	0.8%
Clydesdale Holdings, LLC	(8)(11)	SF	6.15%	10.22%	6/20/2024	6/23/2028	8,203	8,203	8,174	0.3%
Clydesdale Holdings, LLC (Revolver)	(19)	SF	6.15%	10.22%	6/24/2022	6/23/2028	4,523	—	—	0.0%
Expedited Travel, LLC	(7)(8)(9)(10)	SF	6.61%	10.30%	11/8/2023	11/8/2028	7,865	7,769	7,137	0.3%
Expedited Travel, LLC (Revolver)		SF	6.61%	10.30%	11/8/2023	11/8/2028	1,500	1,500	1,361	0.1%
Express Wash Acquisition Company, LLC	(6)(8)	SF	6.25%	10.01%	4/10/2025	4/10/2031	18,519	18,370	17,778	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(19)	SF	6.25%	10.01%	4/10/2025	4/10/2031	1,103	—	—	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Innovative Artists Entertainment, LLC	(8)(27)	SF	5.50%	9.23%	3/21/2025	3/21/2031	22,028	21,763	20,587	0.8%
Innovative Artists Entertainment, LLC (Revolver)	(19)	SF	5.50%	9.23%	3/21/2025	3/21/2031	2,225	—	—	0.0%
Light Wave Dental Management, LLC	(8)	SF	5.75%	9.82%	5/13/2025	12/31/2030	2,918	2,876	2,919	0.1%
Light Wave Dental Management, LLC	(8)	SF	5.75%	9.82%	12/17/2024	12/31/2030	4,912	4,912	4,914	0.2%
Light Wave Dental Management, LLC	(8)	SF	5.75%	9.82%	7/16/2024	12/31/2030	524	514	524	0.0%
Light Wave Dental Management, LLC	(8)(9)(10)(11)	SF	5.75%	9.82%	6/30/2023	12/31/2030	26,675	26,234	26,688	1.0%
Light Wave Dental Management, LLC (Revolver)	(19)	SF	5.75%	9.82%	6/30/2023	12/31/2030	1,901	285	285	0.0%
Light Wave Dental Management, LLC (Revolver)	(6)	SF	5.75%	9.82%	7/10/2026	12/31/2030	4,373	4,373	4,375	0.2%
Mammoth Holdings, LLC	(10)(11)	SF	6.00%	10.07%	11/15/2023	11/15/2030	21,218	20,934	19,903	0.8%
Mammoth Holdings, LLC		SF	6.00%	10.07%	11/15/2023	11/15/2030	5,333	5,333	5,003	0.2%
Mammoth Holdings, LLC (Revolver)	(19)	SF	6.00%	10.08%	11/15/2023	11/15/2029	2,727	559	527	0.0%
Removery, LLC	(8)(27)	SF	8.00%	11.68%	9/8/2025	9/8/2030	12,000	11,801	12,000	0.5%
Steel City Wash, LLC	(27)	SF	5.50%	9.23%	2/21/2025	2/5/2030	13,825	13,615	13,625	0.5%
Steel City Wash, LLC (Revolver)	(19)	SF	5.50%	9.57%	2/5/2025	2/5/2030	1,579	800	788	0.0%
The Black Tux, LLC	(8)(9)	SF	6.50%	10.40%	12/27/2023	12/27/2028	9,294	9,261	9,299	0.4%
The Black Tux, LLC	(8)	SF	6.50%	10.40%	12/27/2023	12/27/2028	790	790	790	0.0%
The Black Tux, LLC (Revolver)	(19)	SF	6.50%	10.40%	12/27/2023	12/27/2028	1,944	778	778	0.0%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.23%	11/20/2024	11/20/2030	6,184	5,681	6,164	0.2%
The Gersh Agency, LLC	(12)(24)	SF	6.50%	10.23%	11/20/2024	11/20/2030	18,926	17,390	18,863	0.7%
The Gersh Agency, LLC	(11)	SF	6.25%	9.98%	12/13/2024	11/20/2030	6,321	$6,238	$6,296	0.2%
The Gersh Agency, LLC	(8)(11)	SF	6.25%	9.98%	12/13/2024	11/20/2030	13,382	13,206	13,327	0.5%
The Gersh Agency, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.98%	11/20/2024	11/20/2030	12,264	2,754	2,743	0.1%
The Gersh Agency, LLC (Revolver)	(12)(19)(24)	SF	6.50%	10.23%	11/20/2024	11/20/2030	2,833	1,363	1,412	0.1%
The Gersh Agency, LLC (Revolver)	(19)	SF	6.25%	9.98%	11/20/2024	11/20/2030	5,059	3,243	3,230	0.1%
Ultra Clean Holdco LLC	(10)(11)	SF	5.25%	8.98%	7/16/2024	7/1/2030	19,079	18,845	18,955	0.7%
Ultra Clean Holdco LLC		SF	5.25%	8.98%	7/16/2024	7/1/2030	3,423	3,423	3,400	0.1%
Ultra Clean Holdco LLC (Revolver)	(19)	SF	5.25%	8.98%	7/16/2024	7/1/2030	3,000	—	—	0.0%
Vanterra Holdings, LLC	(6)	SF	4.25%	8.07%	8/8/2025	8/8/2031	10,500	10,410	10,407	0.4%
Vanterra Holdings, LLC	(6)(8)	SF	4.25%	8.07%	8/8/2025	8/8/2031	21,000	21,000	20,813	0.8%
Vanterra Holdings, LLC (Delayed Draw)	(19)(20)	SF	4.25%	8.32%	8/8/2025	8/8/2031	21,000	15,582	15,443	0.6%
Vanterra Holdings, LLC (Revolver)	(19)	SF	4.25%	8.32%	8/8/2025	8/8/2031	6,300	—	—	0.0%
							394,893	344,478	342,378	13.1%
Telecommunications
American Broadband and Telecommunications Company LLC	(6)(21)(28)	P	12.00%	17.00% Cash/ 2.00% PIK	6/10/2022	n/a	4,065	3,288	1,447	0.1%
American Broadband and Telecommunications Company LLC (Revolver)	(19)(21)(28)	P	12.00%	17.00% Cash/ 2.00% PIK	6/10/2022	n/a	1,500	313	138	0.0%
AppLogic Networks OpCo I LLC		SF	6.00%	9.83%	3/3/2025	3/3/2030	732	686	715	0.0%
Archtop Fiber Intermediate LLC		SF	6.25%	9.93%	4/1/2025	4/1/2030	21,993	21,658	21,992	0.8%
Archtop Fiber Intermediate LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.93%	4/1/2025	4/1/2030	33,722	14,662	14,662	0.6%
MB Purchaser, LLC	(8)(10)	SF	4.75%	8.51%	1/3/2024	1/3/2030	14,625	14,448	14,625	0.6%
MB Purchaser, LLC	(8)	SF	4.75%	8.51%	1/3/2024	1/3/2030	12,277	12,277	12,277	0.5%
MB Purchaser, LLC	(8)	SF	4.75%	8.51%	10/28/2025	1/3/2030	5,460	5,416	5,460	0.2%
MB Purchaser, LLC	(8)	SF	4.75%	8.48%	10/28/2025	1/3/2030	3,213	3,213	3,213	0.1%
MB Purchaser, LLC (Revolver)	(19)	SF	4.75%	8.48%	1/3/2024	1/3/2030	3,785	—	—	0.0%
Patagonia Holdco LLC	(8)(12)	SF	5.75%	9.51%	8/5/2022	8/1/2029	14,400	13,052	10,800	0.4%
							115,772	89,013	85,329	3.3%
Transportation: Cargo
Epika Fleet Services, Inc.	(8)(11)(27)	SF	5.25%	9.32%	5/20/2025	4/17/2031	41,380	40,958	41,222	1.6%
Epika Fleet Services, Inc.	(10)	SF	5.25%	9.32%	6/5/2025	4/17/2031	10,953	10,898	10,912	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Epika Fleet Services, Inc.	(11)(27)	SF	5.25%	9.32%	4/17/2025	4/17/2031	14,915	14,915	14,859	0.6%
Epika Fleet Services, Inc. (Revolver)	(19)	SF	5.25%	9.32%	4/17/2025	4/17/2031	8,234	—	—	0.0%
Fiasco Enterprises, LLC	(8)	SF	5.61%	9.30%	10/29/2025	5/6/2027	35,146	34,852	35,304	1.4%
Fiasco Enterprises, LLC (Revolver)	(19)	SF	5.61%	9.30%	5/6/2022	5/6/2027	1,750	—	—	0.0%
Keystone Purchaser, LLC		SF	6.01%	10.09%	4/14/2026	5/7/2027	2,384	2,389	2,375	0.1%
Randys Holdings, Inc.	(6)(7)(9)	SF	5.00%	8.90%	11/1/2022	11/1/2029	16,406	16,217	16,398	0.6%
Randys Holdings, Inc.	(6)	SF	5.00%	8.90%	11/1/2022	11/1/2029	5,546	5,546	5,544	0.2%
Randys Holdings, Inc. (Revolver)	(19)	SF	5.00%	8.89%	11/1/2022	11/1/2029	2,273	739	738	0.0%
							138,987	126,514	127,352	4.9%
Transportation: Consumer
Honk Technologies, Inc.	(8)	SF	5.00%	8.73%	3/19/2026	3/3/2031	3,990	3,934	3,990	0.2%
Honk Technologies, Inc. (Revolver)	(19)	SF	5.00%	8.73%	3/3/2026	3/3/2031	500	—	—	0.0%
							4,490	3,934	3,990	0.2%
Wholesale
IF & P Holdings Company, LLC	(6)	SF	5.73%	9.80%	10/6/2022	10/3/2028	22,972	22,741	22,729	0.9%
IF & P Holdings Company, LLC	(6)	SF	6.10%	10.17%	5/25/2023	10/3/2028	6,450	6,351	6,425	0.3%
IF & P Holdings Company, LLC		SF	5.35%	9.42%	7/30/2024	10/3/2028	1,087	1,079	1,068	0.1%
IF & P Holdings Company, LLC (Revolver)	(19)	SF	5.73%	9.63%	10/6/2022	10/3/2028	5,296	$2,626	$2,626	0.1%
Palmdale Oil Company LLC	(8)	SF	4.75%	8.82%	12/18/2025	12/12/2031	5,613	5,594	5,613	0.2%
Palmdale Oil Company LLC (Delayed Draw)	(19)(20)	SF	4.75%	8.82%	12/18/2025	12/12/2031	4,348	—	—	0.0%
							45,766	38,391	38,461	1.6%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							5,409,209	4,560,097	4,535,344	173.5%

Unitranche Secured Loans (13)
Beverage, Food & Tobacco
Gargoyle Enterprises, Inc. (Revolver)	(26)	SF	12.00%	15.68%	11/3/2023	11/3/2026	1,000	1,000	1,000	0.0%
							1,000	1,000	1,000	0.0%
Services: Business
ASG II, LLC	(6)	SF	6.40%	10.22%	5/25/2022	5/25/2028	16,900	16,799	16,837	0.7%
ASG II, LLC	(6)	SF	6.40%	10.22%	5/25/2022	5/25/2028	2,535	2,535	2,525	0.1%
							19,435	19,334	19,362	0.8%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							20,435	20,334	20,362	0.8%

Junior Secured Loans
Automotive
First Brands Group, LLC	(21)	P	6.00%	13.00% PIK	10/2/2025	n/a	11,749	10,547	13	0.0%
First Brands Group, LLC	(21)	P	8.00%	15.00% PIK	10/2/2025	n/a	34,751	28,495	39	0.0%
First Brands Group, LLC	(21)	SF	10.61%	14.30% PIK	12/11/2023	12/29/2028	14,436	13,903	17	0.0%
							60,936	52,945	69	0.0%
Capital Equipment
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	10.47% PIK	3/31/2025	8/11/2027	1,782	1,823	—	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	10.25% PIK	10/30/2024	8/11/2027	4,847	4,962	—	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	n/a	n/a	n/a	3/31/2025	8/11/2027	84	84	—	0.0%
Adept AG Holdings, LLC	(12)(21)(22)	SF	6.40%	6.47% Cash/ 4.00% PIK	3/31/2025	8/11/2027	5,284	4,973	5,140	0.2%
Adept AG Holdings, LLC	(21)	SF	6.15%	10.22% PIK	3/31/2025	8/11/2027	1,484	1,473	—	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	10.00% PIK	10/30/2024	8/11/2027	4,038	4,013	—	0.0%
Adept AG Holdings, LLC	(21)	n/a	n/a	n/a	3/31/2025	8/11/2027	68	68	—	0.0%
Adept AG Holdings, LLC	(21)	SF	6.15%	6.22% Cash/ 4.00% PIK	3/31/2025	8/11/2027	4,402	4,015	4,264	0.2%
							21,989	21,411	9,404	0.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Construction & Building
601 Lafayette Mezz LLC	(12)	SF	9.50%	13.24%	7/17/2024	2/9/2028	20,500	20,500	20,807	0.8%
601 Lafayette Mezz LLC (Delayed Draw)	(12)(19)(20)	SF	9.50%	13.24%	7/17/2024	2/9/2028	20,500	12,687	12,877	0.5%
Jesse Studio Mezz, LLC	(12)	SF	13.10%	16.78%	6/7/2024	6/7/2027	40,849	40,849	40,848	1.6%
							81,849	74,036	74,532	2.9%
Consumer Goods: Non-Durable
Thrasio, LLC	(21)	SF	8.11%	12.01%	6/18/2024	6/18/2029	75	62	75	0.0%
							75	62	75	0.0%
FIRE: Real Estate
Avison Young (USA) Inc.	(12)(21)(36)	SF	7.76%	11.62%	4/26/2019	3/12/2029	1,874	1,587	106	0.0%
Avison Young (USA) Inc.	(12)(21)(36)	SF	7.76%	11.51%	4/26/2019	3/12/2029	639	524	15	0.0%
Maltese Diplomat Owner 100 LLC (Delayed Draw)	(12)(19)(20)	SF	10.97%	14.72%	3/11/2025	4/9/2028	50,589	50,565	50,565	1.9%
RC & CY New Orleans Sole Member, LLC (Delayed Draw)	(12)(19)(20)	SF	9.00%	12.77%	3/20/2025	4/10/2028	31,713	$29,832	$30,060	1.2%
							84,815	82,508	80,746	3.1%
High Tech Industries
Angel Lux Bidco S.A.R.L.	(6)(9)(12)(38)(44)	SF	5.25%	9.01%	3/25/2026	2/26/2033	25,000	24,776	25,000	1.0%
Angel Lux Bidco S.A.R.L. (Delayed Draw)	(12)(19)(20)(38)	SF	5.25%	9.01%	2/26/2026	2/26/2033	2,710	—	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	n/a	3/16/2021	3/16/2027	1,358	968	—	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	592	599	754	0.0%
Arcserve Cayman Opco LP	(21)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	605	603	771	0.0%
Medallia, Inc.		SF	5.00%	8.98%	7/30/2026	10/29/2031	798	798	798	0.0%
Medallia, Inc.	(7)	SF	5.00%	8.98%	7/30/2026	10/29/2031	3,459	3,359	3,355	0.1%
							34,522	31,103	30,678	1.1%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	1,114	477	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	350	150	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	5/2/2019	n/a	133	57	—	0.0%
Vice Acquisition Holdco, LLC	(21)(28)	n/a	n/a	n/a	11/4/2019	n/a	214	92	—	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.08% PIK	7/31/2023	1/31/2028	1,173	513	11	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.08% PIK	7/31/2023	1/31/2028	355	155	3	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.08% PIK	9/8/2023	1/31/2028	618	270	6	0.0%
Vice Acquisition Holdco, LLC	(21)	SF	8.26%	12.08% PIK	7/31/2023	1/31/2028	925	396	—	0.0%
							4,882	2,110	20	0.0%
Media: Diversified & Production
Streamland Media MidCo LLC	(21)	SF	5.50%	1.00% Cash/ 8.84% PIK	6/30/2025	3/30/2029	916	907	436	0.0%
Streamland Media MidCo LLC	(21)	SF	6.50%	1.00% Cash/ 9.84% PIK	6/30/2025	3/30/2029	881	872	—	0.0%
Streamland Media MidCo LLC (Revolver)	(21)	SF	5.50%	1.00% Cash/ 8.84% PIK	4/11/2025	3/30/2029	132	131	63	0.0%
							1,929	1,910	499	0.0%
Retail
Forman Mills, Inc.	(21)	n/a	n/a	5.00% PIK	4/14/2026	6/20/2028	1,308	1,054	1,099	0.0%
							1,308	1,054	1,099	0.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							292,305	267,139	197,122	7.5%

Equity Investments (14)(15)(16)
Aerospace & Defense
Air Transport Components Acquisition, LLC (820,817 Class A common units)		—	—	—	7/15/2025	n/a	—	863	879	0.0%
								863	879	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Automotive
Lifted Trucks Holdings, LLC (269,841 Class A shares)	(17)	—	—	—	8/2/2021	n/a	—	366	526	0.0%
								366	526	0.0%
Banking
MV Receivables II, LLC (3,280 shares of common stock)	(12)(17)	—	—	—	7/29/2021	n/a	—	750	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 1.8% of the equity)	(12)(17)	—	—	—	7/28/2021	7/28/2031	—	453	—	0.0%
								1,203	—	0.0%
Beverage, Food & Tobacco
Caputo Cheese Interco Corp. (2,777,778 Class A units)		n/a	n/a	8.00% PIK	6/30/2025	n/a	—	$2,778	$3,021	0.1%
Sabrosura Foods, LLC et al (171,429 Class A interests)		—	—	—	10/18/2019	n/a	—	171	—	0.0%
Sabrosura Foods, LLC et al (7,022 Class AA units)		—	—	—	11/22/2022	n/a	—	10	—	0.0%
Sabrosura Foods, LLC et al (8,322 Class AAA units)		—	—	—	3/17/2023	n/a	—	8	—	0.0%
								2,967	3,021	0.1%
Capital Equipment
Adept AG Holdings, LLC (314,584 Class A preferred units)	(17)	—	—	—	8/11/2022	n/a	—	650	—	0.0%
Adept AG Holdings, LLC (45,874 Series B units)	(17)	—	—	—	8/1/2023	n/a	—	46	—	0.0%
Adept AG Holdings, LLC (67,283 Series C preferred units)	(17)	—	—	—	12/20/2023	n/a	—	67	—	0.0%
Adept AG Holdings, LLC (325 Series L units)	(17)	—	—	—	10/30/2024	n/a	—	—	—	0.0%
Tavoron Buyer Corp. (2,609,734 units)		—	—	—	1/22/2025	n/a	—	2,610	3,003	0.1%
								3,373	3,003	0.1%
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
Valudor Products LLC (501,014 Class A-1 units)	(17)	n/a	n/a	10.00% PIK	4/14/2026	n/a	—	—	—	0.0%
								—	—	0.0%
Construction & Building
FR Panther Intermediate, LLC (146,186 Class A-1 units)	(45)	—	—	—	1/23/2026	n/a	—	1,462	1,343	0.0%
Harlem Acquisition, LLC (6,095,244 Class A units)		—	—	—	11/7/2024	n/a	—	6,095	7,184	0.3%
MEI Buyer LLC (2,453 units)		—	—	—	6/29/2023	n/a	—	2,880	7,197	0.3%
Mooring Primary, LLC (2,687 preferred units)		—	—	—	4/1/2025	n/a	—	2,687	2,506	0.1%
Mooring Primary, LLC (2,689 common units)		—	—	—	4/1/2025	n/a	—	3	—	0.0%
Premier Roofing L.L.C. (20 Class A preferred units)		—	—	—	3/25/2026	n/a	—	198	189	0.0%
Premier Roofing L.L.C. (198 Class B common units)		—	—	—	3/25/2026	n/a	—	2,465	—	0.0%
								15,790	18,419	0.7%
Consumer Goods: Non-Durable
The Companion Brands Company LLC (fka The Kyjen Company, LLC) (32,682 Class A units)		—	—	—	7/8/2026	n/a	—	668	747	0.0%
Thrasio, LLC (47,646 shares of common stock)		—	—	—	6/18/2024	n/a	—	1,812	—	0.0%
								2,480	747	0.0%
Containers, Packaging & Glass
Key Container Borrower, LLC (555,556 units)	(46)	—	—	—	2/17/2026	n/a	—	556	553	0.0%
								556	553	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.4% of the equity)		—	—	—	10/19/2020	3/17/2028	—	$118	$102	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.3% of the equity)		—	—	—	10/19/2021	3/17/2028	—	36	72	0.0%
StormTrap, LLC (640,000 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	3/25/2022	n/a	—	640	640	0.0%
StormTrap, LLC (640,000 Class A common units)	(17)	—	—	—	3/25/2022	n/a	—	—	598	0.0%
Volt Bidco, Inc. (878 shares of common stock)		—	—	—	8/11/2021	n/a	—	892	325	0.0%
								1,686	1,737	0.0%
FIRE: Finance
Bench Walk Lead, LLC (commitment to purchase up to 3.2% of the equity)	(12)(17)	—	—	—	6/12/2023	n/a	—	1,600	1,555	0.1%
J2 BWA Funding III, LLC (commitment to purchase up to 3.8% of the equity)	(12)(17)	—	—	—	4/29/2022	n/a	—	1,127	1,363	0.1%
Tax Protection BuyCo, LLC (1,159 common units)	(17)	—	—	—	4/1/2025	n/a	—	1,159	852	0.0%
								3,886	3,770	0.2%
FIRE: Real Estate
Avison Young (USA) Inc. (2,036,442 Class A preferred shares)	(12)(21)(36)	n/a	n/a	12.50% PIK	9/1/2022	n/a	—	2,037	—	0.0%
Avison Young (USA) Inc. (1,521 Class F common shares)	(12)(36)	—	—	—	9/1/2022	n/a	—	1,234	—	0.0%
InsideRE, LLC (284,853 Class A common units)	(17)	—	—	—	9/9/2019	n/a	—	420	278	0.0%
Lessen LLC (128,737 preferred units)		—	—	—	1/5/2023	n/a	—	1,667	—	0.0%
								5,358	278	0.0%
Healthcare & Pharmaceuticals
Bluesight, Inc. (563 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	n/a	—	563	563	0.0%
Bluesight, Inc. (301,475 Class B common units)		—	—	—	7/17/2023	n/a	—	17	478	0.0%
Caravel Autism Health, LLC (3,781 Class A units)	(17)	n/a	n/a	8.00% PIK	6/11/2024	n/a	—	3,782	2,417	0.1%
Caravel Autism Health, LLC (4,011 Class B units)	(17)	—	—	—	6/11/2024	n/a	—	—	—	0.0%
Dorado Acquisition, Inc. (721,705 Class A-1 units)		—	—	—	6/30/2021	n/a	—	789	785	0.0%
Dorado Acquisition, Inc. (721,705 Class A-2 units)		—	—	—	6/30/2021	n/a	—	37	127	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.5% of the equity)	(12)	—	—	—	12/20/2022	12/20/2032	—	—	—	0.0%
Evolve Biologics Inc. (warrant to purchase up to 1.2% of the equity)	(6)(12)	—	—	—	1/18/2024	1/18/2034	—	—	—	0.0%
Forest Buyer, LLC (1,156 Class A units)	(17)	n/a	n/a	8.00% PIK	3/15/2024	n/a	—	501	525	0.0%
Forest Buyer, LLC (1,156 Class B units)	(17)	—	—	—	3/15/2024	n/a	—	196	426	0.0%
GBP CSTA Buyer LLC (1,454,566 Class A units)	(17)	—	—	—	11/18/2025	n/a	—	1,455	1,455	0.1%
KL Moon Acquisition, LLC (0.3% of the equity)		—	—	—	1/31/2023	n/a	—	1,186	633	0.0%
NationsBenefits, LLC (490,587 Series B units)	(17)	n/a	n/a	5.00% PIK	8/20/2021	n/a	—	4,238	6,890	0.3%
NationsBenefits, LLC (433,334 common units)	(17)	—	—	—	8/20/2021	n/a	—	1,374	3,617	0.1%
NBPT Acquisition LLC (4,421 preferred units)	(43)	—	—	—	3/3/2025	n/a	—	$4,421	$3,830	0.2%
NQ PE Project Colosseum Midco Inc. (1,691,747 common units)		—	—	—	10/4/2022	n/a	—	1,470	132	0.0%
Ossio, Inc. (37,848 warrant shares)		—	—	—	1/20/2026	1/21/2036	—	—	139	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Seran BioScience, LLC (31,237 common units)		—	—	—	7/30/2024	n/a	—	390	324	0.0%
Seran BioScience, LLC (5,821 Class E units)		—	—	—	9/28/2026	n/a	—	157	158	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.5% of the equity)		—	—	—	12/29/2023	12/29/2033	—	9	125	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	n/a	—	18,310	20,102	0.8%
Xpress Wellness, LLC (886 Series C units)		—	—	—	10/14/2025	n/a	—	760	1,227	0.1%
								39,655	43,953	1.7%
High Tech Industries
Arcserve Cayman GP LLC (217,105 Class A common units)		—	—	—	1/2/2024	n/a	—	—	—	0.0%
Arcserve Cayman GP LLC (404,412 Class B common units)		—	—	—	1/2/2024	n/a	—	—	—	0.0%
Arcserve Cayman Opco LP (217,105 Class A common units)		—	—	—	3/16/2021	n/a	—	11,702	2,607	0.1%
Arcserve Cayman Opco LP (404,412 Class B common units)		—	—	—	1/2/2024	n/a	—	1,342	5,256	0.2%
Catalyst Data Holdings, Inc. (4,177 common units)	(33)	—	—	—	12/13/2024	n/a	—	4,177	4,954	0.2%
Cloud for Good, LLC (5,237,559 common units)		—	—	—	3/21/2025	n/a	—	5,314	4,295	0.2%
Douglas Holdings, Inc. (631,435 Class A common units)		—	—	—	8/27/2024	n/a	—	626	612	0.0%
Drawbridge Partners, LLC (782,607 Class A-1 units)		—	—	—	9/1/2022	n/a	—	804	1,067	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	n/a	—	792	839	0.0%
Medallia, Inc. (2,660 preferred units)	(7)	—	—	—	7/30/2026	n/a	—	2,661	2,720	0.1%
Medallia, Inc. (5,320 Class A units)	(7)	—	—	—	7/30/2026	n/a	—	72	13	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	n/a	—	278	759	0.0%
Planful, Inc. (35,791 Class B units)		—	—	—	4/14/2026	n/a	—	38	42	0.0%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	4/14/2026	n/a	—	1,094	1,157	0.1%
Recorded Future, Inc. (120,729 Class A units)		—	—	—	7/3/2019	n/a	—	1	—	0.0%
Sparq Holdings, Inc. (900,000 common units)		—	—	—	6/15/2023	n/a	—	600	—	0.0%
Sparq Holdings, Inc. (125,581 Series A preferred units)		—	—	—	9/19/2025	n/a	—	84	—	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	n/a	—	1,623	2,740	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	n/a	—	6,076	6,076	0.2%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	n/a	—	1,849	4,031	0.2%
								39,133	37,168	1.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	n/a	—	$385	$1,041	0.0%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	n/a	—	568	437	0.0%
Gas Media Holdings, LLC (4,790 shares of common stock)		—	—	—	4/17/2025	n/a	—	4,790	1,249	0.0%
InMobi Pte, Ltd. (48,983 shares of common stock)	(12)(39)	—	—	—	5/22/2026	n/a	—	1,254	1,343	0.1%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	n/a	—	417	401	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	n/a	—	5	159	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	n/a	—	369	—	0.0%
Relevant Industrial, LLC (4,877,048 units)		—	—	—	5/16/2025	n/a	—	4,877	6,667	0.3%
SHOOK Research, LLC (1,483,871 Class A units)	(17)	—	—	—	7/31/2025	n/a	—	1,484	—	0.0%
Spherix Global Inc. (64 Class A-2 units)		—	—	—	6/10/2024	n/a	—	69	87	0.0%
Spherix Global Inc. (415 Class A units)		—	—	—	12/22/2021	n/a	—	333	—	0.0%
XanEdu Publishing, Inc. (114,583 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	n/a	—	153	183	0.0%
								14,704	11,567	0.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (2,590,000 Class A units)		—	—	—	7/31/2023	n/a	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (304,538 Class A common units)	(17)	—	—	—	4/14/2026	n/a	—	331	337	0.0%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	n/a	—	1,205	—	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)		—	—	—	4/14/2026	n/a	—	99	130	0.0%
								1,635	467	0.0%
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	n/a	—	887	1,076	0.0%
APCO Worldwide, Inc. (100 Class A voting common stock)		—	—	—	4/14/2026	n/a	—	848	799	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	n/a	—	1,999	2,490	0.1%
ecMarket Inc. and Conexiom US Inc. (18,328 Class C preferred shares)	(12)(36)	—	—	—	5/12/2025	n/a	—	32	32	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 Class B preferred shares)	(12)(36)	—	—	—	9/21/2021	n/a	—	723	118	0.0%
Ecotrak, LLC (14,350,614 Series B Preferred Units)	(17)	—	—	—	4/9/2024	n/a	—	14,245	15,292	0.6%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	n/a	—	591	1,396	0.1%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	n/a	—	799	799	0.0%
Northeast Contracting Company, LLC (13,204,735 Class A-2 units)	(17)	—	—	—	8/16/2024	n/a	—	13,228	13,120	0.5%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	n/a	—	2,000	2,849	0.1%
Parkhub, Inc. (1,178,344 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	n/a	—	1,683	1,792	0.1%
Pursuit Buyer, LLC (5,800 Class A-1 units)		—	—	—	1/5/2026	n/a	—	580	621	0.0%
Rampart Exterior Services Buyer, Inc. (3,967 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	n/a	—	$3,967	$3,692	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

SingleStore, Inc. ($9,359 equity commitment)		—	—	—	10/14/2025	n/a	—	9,359	10,763	0.4%
SIRVA Worldwide Inc. (1,126 Class A common shares)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
SIRVA Worldwide Inc. (259 Class A preferred shares)		—	—	—	4/14/2026	n/a	—	246	121	0.0%
Skillsoft Corp. (1,308 Class A shares)	(12)(29)	—	—	—	6/11/2021	n/a	—	508	7	0.0%
								51,695	54,967	2.1%
Services: Consumer
Express Wash Acquisition Company, LLC (66,144 Class A common units)	(17)	—	—	—	11/15/2023	n/a	—	—	—	0.0%
Express Wash Acquisition Company, LLC (66 Class A preferred units)	(17)	n/a	n/a	8.00% PIK	11/15/2023	n/a	—	35	—	0.0%
Express Wash Acquisition Company, LLC (311,150 Class B common units)	(17)	—	—	—	11/15/2023	n/a	—	—	—	0.0%
Express Wash Acquisition Company, LLC (311 Class B preferred units)	(17)	—	—	—	11/15/2023	n/a	—	170	—	0.0%
Express Wash Acquisition Company, LLC (78 Class A-1 preferred units)	(17)	—	—	—	4/10/2025	n/a	—	69	25	0.0%
IDIG Parent, LLC (438,866 shares of common stock)	(17)	—	—	—	1/4/2021	n/a	—	389	316	0.0%
IDIG Parent, LLC (45,610 Class X units)	(17)	—	—	—	6/23/2025	n/a	—	69	88	0.0%
Innovative Artists Entertainment, LLC ($2,445 of $3,536 equity commitment funded)	(17)(41)	—	—	—	3/21/2025	n/a	—	2,445	2,172	0.1%
Kar Wash Holdings, LLC (17,988 preferred units)		—	—	—	4/14/2026	n/a	—	66	65	0.0%
Kar Wash Holdings, LLC (99,807 Class A units)		—	—	—	4/14/2026	n/a	—	334	326	0.0%
Light Wave Dental Management, LLC (346,133 Class A units)	(17)	—	—	—	6/30/2023	n/a	—	3,526	3,613	0.2%
								7,103	6,605	0.3%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.6% of the equity)		—	—	—	6/10/2022	6/10/2032	—	84	—	0.0%
AppLogic Networks OpCo I LLC (28,198 common units)	(6)	—	—	—	3/3/2025	n/a	—	893	161	0.0%
								977	161	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (2,642,563 common units)		—	—	—	3/13/2026	n/a	—	4,017	3,811	0.2%
								4,017	3,811	0.2%
Transportation: Consumer
Honk Technologies, Inc. (2,162,162 Class A units)		n/a	n/a	8.00% PIK	3/3/2026	n/a	—	2,162	2,124	0.1%
								2,162	2,124	0.1%
Utilities: Electric
Central Moloney, LLC (6,029 Class A preferred units)		n/a	n/a	10.00% PIK	10/20/2023	n/a	—	3,508	3,508	0.1%
Central Moloney, LLC (6,029 Class B common units)		—	—	—	10/20/2023	n/a	—	996	33,931	1.3%
Central Moloney, LLC (63 Class G units)		—	—	—	4/4/2024	n/a	—	—	313	0.0%
								4,504	37,752	1.4%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Wholesale
IF & P Holdings Company, LLC (1,566 Class A preferred units)		—	—	—	10/3/2022	n/a	—	$1,567	$710	0.0%
IF & P Holdings Company, LLC (1,566 Class B common units)		—	—	—	10/3/2022	n/a	—	11	—	0.0%
Nearly Natural, Inc. (152,174 Class A units)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)		—	—	—	4/14/2026	n/a	—	15	—	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)		—	—	—	4/14/2026	n/a	—	110	84	0.0%
								1,703	794	0.0%
Total Non-Controlled/Non-Affiliate Equity Investments								206,926	232,302	8.7%
Total Non-Controlled/Non-Affiliate Company Investments								$5,054,496	$4,985,130	190.5%

Non-Controlled Affiliate Company Investments (18)
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(19)(20)(21)	SF	8.76%	12.58% PIK	6/21/2024	12/31/2027	2,033	2,096	2,535	0.1%
							2,033	2,096	2,535	0.1%
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(19)	SF	5.61%	9.52%	4/14/2026	12/31/2026	636	223	223	0.0%
							636	223	223	0.0%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.		SF	5.50%	9.18%	9/22/2025	9/22/2030	6,799	6,686	6,799	0.3%
Engineered Metal Solutions, Inc.		SF	5.50%	9.18%	4/24/2026	9/22/2030	7,229	7,095	7,229	0.3%
Engineered Metal Solutions, Inc.		SF	5.50%	9.18%	4/24/2026	9/22/2030	863	855	863	0.0%
Engineered Metal Solutions, Inc. (Revolver)	(19)	SF	5.50%	9.18%	9/22/2025	9/22/2030	1,737	190	190	0.0%
Jumpstart Holdco, Inc. (Revolver)	(21)	SF	5.60%	9.28%	7/16/2025	6/30/2029	727	679	755	0.0%
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.)		SF	1.25%	5.09% PIK	7/21/2026	7/21/2029	4,046	4,046	4,046	0.2%
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.) (Revolver)	(19)	SF	5.75%	9.96%	7/21/2026	7/21/2029	1,011	546	546	0.0%
							22,412	20,097	20,428	0.8%
Environmental Industries
Baystate Sewage Disposal, LLC	(8)	SF	6.00%	9.68%	6/30/2025	12/31/2030	4,356	4,284	4,356	0.2%
Baystate Sewage Disposal, LLC (Delayed Draw)	(19)(20)	SF	6.00%	9.68%	6/30/2025	12/31/2030	1,261	983	983	0.0%
Baystate Sewage Disposal, LLC (Revolver)	(19)	SF	6.00%	9.68%	6/30/2025	12/31/2030	1,011	—	—	0.0%
							6,628	5,267	5,339	0.2%
FIRE: Real Estate
American Community Homes, Inc.		SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	14,581	8,735	8,124	0.3%
American Community Homes, Inc.		SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	7,174	4,298	3,997	0.2%
American Community Homes, Inc.		SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	884	529	493	0.0%
American Community Homes, Inc.		SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	3,250	1,947	1,811	0.1%
American Community Homes, Inc.		SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	6,017	3,604	3,352	0.1%
American Community Homes, Inc.		SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	28	17	16	0.0%
American Community Homes, Inc.		SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	138	83	77	0.0%
American Community Homes, Inc. (Revolver)	(19)	SF	0.11%	4.02% PIK	4/14/2026	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(12)(28)(47)(49)	P	9.46%	16.46% PIK	4/14/2026	n/a	13,242	$13,515	$13,694	0.5%
HFZ Capital Group LLC	(12)(28)(47)(49)	P	9.46%	16.46% PIK	4/14/2026	n/a	4,758	4,856	4,920	0.2%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

MC Asset Management (Corporate), LLC	(12)(47)(49)	SF	15.00%	18.73% PIK	4/14/2026	1/26/2029	14,842	14,892	14,842	0.6%
MC Asset Management (Corporate), LLC	(12)(47)(49)	SF	15.00%	18.73% PIK	4/14/2026	1/26/2029	4,424	4,438	4,424	0.2%
							71,838	56,914	55,750	2.2%
Healthcare & Pharmaceuticals
Summit Professional Education, LLC	(11)	SF	6.36%	10.05%	4/25/2024	4/25/2029	10,068	9,948	10,074	0.4%
Summit Professional Education, LLC		SF	6.36%	10.05%	7/17/2025	4/25/2029	3,989	3,931	4,011	0.2%
Summit Professional Education, LLC (Delayed Draw)	(19)(20)	SF	6.25%	9.98%	7/17/2025	4/25/2029	7,357	589	592	0.0%
Summit Professional Education, LLC (Revolver)	(19)	SF	6.36%	10.05%	4/25/2024	4/25/2029	1,471	638	638	0.0%
Whistler Parent Holdings III, Inc.		SF	6.85%	10.75% PIK	5/28/2024	6/2/2028	4,204	4,209	4,204	0.2%
Whistler Parent Holdings III, Inc. (Revolver)	(19)	SF	6.85%	10.75% PIK	10/25/2024	6/2/2028	9,588	7,994	7,994	0.3%
							36,677	27,309	27,513	1.1%
High Tech Industries
ClearlyRated Capital, LLC		SF	6.50%	10.18%	4/21/2025	4/21/2030	1,418	1,395	1,419	0.1%
ClearlyRated Capital, LLC (Delayed Draw)	(19)(20)	SF	6.50%	10.18%	4/21/2025	4/21/2030	1,077	287	287	0.0%
							2,495	1,682	1,706	0.1%
Services: Business
Nastel Technologies, LLC	(7)	SF	6.11%	9.80%	9/21/2022	9/21/2027	3,500	3,476	3,500	0.1%
Nastel Technologies, LLC (Revolver)	(19)	SF	6.11%	9.80%	9/21/2022	9/21/2027	368	—	—	0.0%
Zodega Landscaping, LLC	(7)	SF	7.86%	11.55%	10/6/2023	10/6/2028	12,156	11,906	12,156	0.5%
Zodega Landscaping, LLC (Revolver)	(19)	SF	7.86%	11.55%	10/6/2023	10/6/2028	1,984	893	893	0.0%
							18,008	16,275	16,549	0.6%
Services: Consumer
YBR OZ ECE, LLC	(8)	SF	5.86%	9.55%	1/23/2025	1/23/2030	1,975	1,948	1,966	0.1%
YBR OZ ECE, LLC (Delayed Draw)	(19)(20)	SF	5.86%	9.55%	1/23/2025	1/23/2030	2,492	892	888	0.0%
YBR OZ ECE, LLC (Revolver)	(19)	SF	5.86%	9.55%	1/23/2025	1/23/2030	375	—	—	0.0%
							4,842	2,840	2,854	0.1%
Transportation: Cargo
FLEET Response, LLC		SF	5.15%	8.88% PIK	3/25/2026	3/25/2029	9,064	9,064	9,064	0.3%
FLEET Response, LLC (Revolver)	(19)	SF	5.15%	8.88% PIK	3/25/2026	3/25/2029	1,906	9	9	0.0%
SheerTrans Solutions, LLC		SF	8.11%	12.02% PIK	7/29/2022	7/29/2028	6,179	6,156	6,179	0.2%
SheerTrans Solutions, LLC		SF	8.11%	12.02% PIK	2/15/2024	7/29/2028	1,765	1,747	1,765	0.1%
SheerTrans Solutions, LLC (Revolver)	(19)	SF	8.11%	12.02% PIK	7/29/2022	7/29/2028	1,510	590	590	0.0%
							20,424	17,566	17,607	0.6%
Total Non-Controlled/Affiliate Senior Secured Loans							185,993	150,269	150,504	5.8%

Junior Secured Loans
Automotive
BTR Opco LLC	(21)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	2,541	1,758	223	0.0%
BTR Opco LLC	(21)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	13,087	8,716	—	0.0%
							15,628	10,474	223	0.0%
Consumer Goods: Durable
Jumpstart Holdco, Inc. (Delayed Draw)	(19)(20)(21)	SF	2.10%	6.02% PIK	12/23/2025	6/30/2029	8,225	5,511	5,396	0.2%
							8,225	5,511	5,396	0.2%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	10.75% PIK	10/25/2024	6/2/2028	37,575	$34,285	$15,894	0.6%
							37,575	34,285	15,894	0.6%
Total Non-Controlled/Affiliate Junior Secured Loans							61,428	50,270	21,513	0.8%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Equity Investments (15)(16)(18)
Automotive
BTR Opco LLC (863 Class A common units)		—	—	—	6/21/2024	n/a	—	639	—	0.0%
								639	—	0.0%
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(17)	—	—	—	4/14/2026	n/a	—	2,813	2,248	0.1%
								2,813	2,248	0.1%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (9,181 Class A units)		—	—	—	9/22/2025	n/a	—	9,181	12,957	0.5%
Jumpstart Holdco, Inc. (188,000 Class A common units)		—	—	—	12/23/2025	n/a	—	23,636	—	0.0%
Jumpstart Holdco, Inc. (1,566,667 Class A units)		—	—	—	4/19/2022	n/a	—	1,567	—	0.0%
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.) (202,296 Class A units)		—	—	—	7/21/2026	n/a	—	8,901	8,861	0.3%
								43,285	21,818	0.8%
Environmental Industries
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)		n/a	n/a	8.00% PIK	6/30/2025	n/a	—	8,842	8,851	0.3%
								8,842	8,851	0.3%
FIRE: Finance
MC Voyager SPV II LLC ($34,647 of $45,000 equity commitment funded)	(12)(42)	—	—	—	3/28/2025	n/a	—	34,647	34,647	1.3%
NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	(12)(17)	—	—	—	5/1/2025	n/a	—	53,255	63,522	2.4%
Triad Financial Services, Inc. ($13,341 of $41,855 equity commitment funded)	(12)(31)	—	—	—	6/13/2024	n/a	—	13,341	13,341	0.5%
								101,243	111,510	4.2%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)		—	—	—	4/14/2026	n/a	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(12)(17)(47)	—	—	—	4/14/2026	n/a	—	—	—	0.0%
Residential Homes for Rent LLC (1,208,942 Series A preferred units)	(12)(17)	—	—	—	3/5/2024	n/a	—	5,217	5,172	0.2%
Residential Homes for Rent LLC (warrant to purchase up to 2.6% of the equity)	(12)(17)	—	—	—	3/5/2024	3/5/2034	—	512	1,657	0.1%
								5,729	6,829	0.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,758,065 Class A units)	(17)	n/a	n/a	8.00% PIK	2/5/2020	n/a	—	2,377	3,410	0.1%
Familia Dental Group Holdings, LLC (1,525 Class A units)	(17)	—	—	—	4/14/2026	n/a	—	2,623	2,181	0.1%
Summit Professional Education, LLC (19,762 Class A units)	(17)	—	—	—	4/25/2024	n/a	—	19,761	19,260	0.8%
Whistler Parent Holdings III, Inc. (630,178 Series A preferred stock)		—	—	—	10/25/2024	n/a	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (140,958 Series B preferred stock)		—	—	—	10/25/2024	n/a	—	$—	$—	0.0%
								24,761	24,851	1.0%
High Tech Industries
ClearlyRated Capital, LLC (7,093,224 Class A units)	(17)	—	—	—	6/1/2023	n/a	—	7,093	7,093	0.3%
								7,093	7,093	0.3%
Services: Business

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Nastel Technologies, LLC (3,408 Class A units)	(17)	—	—	—	9/21/2022	n/a	—	3,408	6,738	0.3%
Zodega Landscaping, LLC (146,757 preferred interests)	(32)	—	—	—	10/6/2023	n/a	—	14,676	19,071	0.7%
								18,084	25,809	1.0%
Services: Consumer
YBR OZ ECE, LLC (6,875 Class A units)		—	—	—	1/23/2025	n/a	—	6,875	3,731	0.1%
YBR OZ ECE, LLC (579 Class C units)		—	—	—	9/18/2026	n/a	—	578	1,736	0.1%
								7,453	5,467	0.2%
Transportation: Cargo
FLEET Response, LLC (177,011 common units)		—	—	—	3/25/2026	n/a	—	3,670	3,905	0.1%
FLEET Response, LLC (177,011 preferred units)		—	—	—	3/25/2026	n/a	—	1,770	2,655	0.1%
FLEET Response, LLC (46,462 Series A preferred units)	(17)	—	—	—	12/30/2024	n/a	—	—	—	0.0%
FLEET Response, LLC (838,077 common units)	(17)	—	—	—	1/12/2022	n/a	—	—	—	0.0%
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	(17)	—	—	—	2/15/2024	n/a	—	3,042	4,716	0.2%
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	(17)	—	—	—	7/11/2025	n/a	—	4,692	7,273	0.3%
SheerTrans Solutions, LLC (9,191,624 preferred interests)	(17)	—	—	—	7/29/2022	n/a	—	9,192	—	0.0%
								22,366	18,549	0.7%
Total Non-Controlled/Affiliate Equity Investments								242,308	233,025	8.9%
Total Non-Controlled/Affiliate Company Investments								$442,847	$405,042	15.5%

Controlled Affiliate Company Investments (30)
Junior Secured Loans
Aerospace & Defense
MC Aviation Limited		n/a	n/a	8.84%	7/16/2026	7/16/2051	6,431	6,431	6,392	0.2%
							6,431	6,431	6,392	0.2%
FIRE: Real Estate
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	8/6/2021	8/11/2028	11,700	11,700	11,082	0.4%
SFR Holdco, LLC	(12)	n/a	n/a	8.00%	3/1/2022	8/11/2028	4,387	4,387	4,607	0.2%
SFR Holdco 2, LLC	(12)	n/a	n/a	8.00%	10/24/2024	10/23/2029	8,044	8,044	7,315	0.3%
							24,131	24,131	23,004	0.9%
Total Controlled Affiliate Junior Secured Loans							30,562	30,562	29,396	1.1%

Equity Investments
Aerospace & Defense
MC Aviation Limited (25,691,425 Class E units)		—	—	—	7/16/2026	n/a	—	25,691	29,550	1.1%
								25,691	29,550	1.1%
FIRE: Real Estate
SFR Holdco, LLC (38.3% of equity commitments)	(12)	—	—	—	8/6/2021	n/a	—	$11,623	$13,549	0.5%
SFR Holdco 2, LLC (38.3% of equity commitments)	(12)	—	—	—	10/24/2024	n/a	—	5,449	5,573	0.2%
Witkoff/Monroe 700 JV LLC (32,666,197 membership interests)	(12)(17)	—	—	—	7/2/2026	n/a	—	38,499	45,933	1.8%
								55,571	65,055	2.5%
Total Controlled Affiliate Equity Investments								81,262	94,605	3.6%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Total Controlled Affiliate Company Investments	$111,824	$124,001	4.7%

TOTAL INVESTMENTS	$5,609,167	$5,514,173	210.7%
9.32% Cash/ 1.00% PIK

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$183	AUD	282	Bannockburn Global Forex, LLC	10/6/2026	$(13)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/11/2026	(15)
Foreign currency forward contract	$176	AUD	273	Bannockburn Global Forex, LLC	1/5/2027	(14)
Foreign currency forward contract	$208	AUD	321	Bannockburn Global Forex, LLC	3/11/2027	(15)
Foreign currency forward contract	$168	AUD	262	Bannockburn Global Forex, LLC	4/5/2027	(14)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/11/2027	(15)
Foreign currency forward contract	$167	AUD	263	Bannockburn Global Forex, LLC	7/2/2027	(15)
Foreign currency forward contract	$213	AUD	328	Bannockburn Global Forex, LLC	9/13/2027	(15)
Foreign currency forward contract	$168	AUD	266	Bannockburn Global Forex, LLC	10/5/2027	(17)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	12/13/2027	(15)
Foreign currency forward contract	$167	AUD	266	Bannockburn Global Forex, LLC	1/5/2028	(18)
Foreign currency forward contract	$210	AUD	324	Bannockburn Global Forex, LLC	3/13/2028	(15)
Foreign currency forward contract	$167	AUD	268	Bannockburn Global Forex, LLC	4/5/2028	(20)
Foreign currency forward contract	$212	AUD	328	Bannockburn Global Forex, LLC	6/13/2028	(15)
Foreign currency forward contract	$19,945	AUD	32,268	Bannockburn Global Forex, LLC	7/5/2028	(2,472)
Foreign currency forward contract	$317	CAD	443	Bannockburn Global Forex, LLC	10/5/2026	6
Foreign currency forward contract	$346	CAD	484	Bannockburn Global Forex, LLC	1/5/2027	6
Foreign currency forward contract	$339	CAD	474	Bannockburn Global Forex, LLC	4/5/2027	6
Foreign currency forward contract	$344	CAD	481	Bannockburn Global Forex, LLC	7/6/2027	6
Foreign currency forward contract	$8,831	CAD	12,777	Bannockburn Global Forex, LLC	8/16/2027	(146)
Foreign currency forward contract	$252	CAD	348	Bannockburn Global Forex, LLC	10/5/2027	7
Foreign currency forward contract	$253	CAD	351	Bannockburn Global Forex, LLC	1/4/2028	7
Foreign currency forward contract	$250	CAD	348	Bannockburn Global Forex, LLC	4/4/2028	6
Foreign currency forward contract	$250	CAD	346	Bannockburn Global Forex, LLC	7/5/2028	6
Foreign currency forward contract	$252	CAD	351	Bannockburn Global Forex, LLC	10/3/2028	5
Foreign currency forward contract	$11,206	CAD	15,629	Bannockburn Global Forex, LLC	1/3/2029	224
Foreign currency forward contract	$376	EUR	356	Bannockburn Global Forex, LLC	10/6/2026	(28)
Foreign currency forward contract	$51	EUR	44	Bannockburn Global Forex, LLC	11/10/2026	1
Foreign currency forward contract	$374	EUR	354	Bannockburn Global Forex, LLC	1/6/2027	(27)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	2/10/2027	1
Foreign currency forward contract	$363	EUR	343	Bannockburn Global Forex, LLC	4/6/2027	(26)
Foreign currency forward contract	$56	EUR	49	Bannockburn Global Forex, LLC	5/10/2027	1
Foreign currency forward contract	$365	EUR	345	Bannockburn Global Forex, LLC	7/6/2027	(26)
Foreign currency forward contract	$58	EUR	50	Bannockburn Global Forex, LLC	8/10/2027	1
Foreign currency forward contract	$367	EUR	347	Bannockburn Global Forex, LLC	10/6/2027	(26)
Foreign currency forward contract	$59	EUR	51	Bannockburn Global Forex, LLC	11/10/2027	1
Foreign currency forward contract	$380	EUR	359	Bannockburn Global Forex, LLC	1/6/2028	(26)
Foreign currency forward contract	$60	EUR	52	Bannockburn Global Forex, LLC	2/10/2028	1
Foreign currency forward contract	$57	EUR	49	Bannockburn Global Forex, LLC	5/10/2028	1
Foreign currency forward contract	$2,906	EUR	2,500	Bannockburn Global Forex, LLC	8/10/2028	73
Foreign currency forward contract	$124	GBP	93	Bannockburn Global Forex, LLC	10/5/2026	—
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	10/6/2026	(12)
Foreign currency forward contract	$137	GBP	104	Bannockburn Global Forex, LLC	1/5/2027	(1)
Foreign currency forward contract	$341	GBP	266	Bannockburn Global Forex, LLC	1/6/2027	(11)
Foreign currency forward contract	$133	GBP	101	Bannockburn Global Forex, LLC	4/5/2027	(1)
Foreign currency forward contract	$331	GBP	258	Bannockburn Global Forex, LLC	4/6/2027	(11)
Foreign currency forward contract	$134	GBP	102	Bannockburn Global Forex, LLC	7/5/2027	(1)
Foreign currency forward contract	$332	GBP	259	Bannockburn Global Forex, LLC	7/6/2027	(12)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	10/5/2027	$(1)
Foreign currency forward contract	$135	GBP	103	Bannockburn Global Forex, LLC	1/5/2028	(2)
Foreign currency forward contract	$133	GBP	102	Bannockburn Global Forex, LLC	4/5/2028	(2)
Foreign currency forward contract	$87	GBP	66	Bannockburn Global Forex, LLC	7/5/2028	(1)
Foreign currency forward contract	$5,581	GBP	4,274	Bannockburn Global Forex, LLC	10/4/2028	(88)
						$(2,777)

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), Bank Bill Swap Rate ("BBSW" or "BB"), Sterling Overnight Index Average Rate ("SONIA" or "SN"), Canadian Overnight Repo Rate Average ("CORRA" or "CA"), or Euro Interbank Offered Rate ("Euribor" or "EU"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, BBSW, SONIA, CORRA, or Euribor, as applicable, and the current contractual interest rate in effect at September 30, 2026. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2026 represented 210.7% of the Company’s net assets or 94.9% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee (see Note 4 in the accompanying notes to the consolidated financial statements).
(5)    Percentages are based on net assets of $2,616,998 as of September 30, 2026.
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
(12)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets totaled 13.4% of the Company’s total assets.
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
September 30, 2026
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
(19)    All or a portion of this commitment was unfunded at September 30, 2026. As such, interest is earned only on the funded portion of this commitment.
(20)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Company.
(21)    This position was on non-accrual status as of September 30, 2026, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
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
(31)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $28,514 for a total commitment of $41,855.
(32)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,197.
(33)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $835.
(34)    Investment position or portion thereof unsettled as of September 30, 2026.
(35)    The headquarters of this portfolio company is located in Australia.
(36)    The headquarters of this portfolio company is located in Canada.
(37)    The headquarters of this portfolio company is located in Finland.
(38)    The headquarters of this portfolio company is located in Luxembourg.
(39)    The headquarters of this portfolio company is located in Singapore.
(40)    The headquarters of this portfolio company is located in the United Kingdom.
(41)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $1,091 for a total commitment of $3,536.
(42)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $10,353 for a total commitment of $45,000.
(43)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $884.
(44)    All or a portion of this security was held in Monroe Capital Income Plus ABS Funding III, LLC (“2025 Issuer”) as collateral for the Company’s asset-backed securitization (the “2025 ABS”) (see Note 7 in the accompanying notes to the consolidated financial statements).
(45)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $760.
(46)    As of September 30, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $556.

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2026
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
(49)    This investment has a portion of its contractual interest recorded based on expected future cash flows.

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

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Seran BioScience, LLC (27,565 common units)		—	—	—	7/30/2024	—	—	$267	$433	0.0%
Vero Biotech Inc. (warrant to purchase up to 2.3% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	102	0.0%
Xpress Wellness, LLC (18,310 Series A units)		—	—	—	5/8/2024	—	—	18,310	14,312	0.5%
Xpress Wellness, LLC (816 Series C units)		—	—	—	10/14/2025	—	—	694	1,040	0.0%
								36,629	37,142	1.2%
High Tech Industries
Arcserve Cayman Opco LP (157,895 Class A common units)		—	—	—	3/16/2021	—	—	10,982	1,960	0.1%
Arcserve Cayman Opco LP (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	3,651	0.1%
Arcserve Cayman GP LLC (157,895 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (294,118 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Catalyst Data Holdings, Inc. (4,177 common units)	(33)	—	—	—	12/13/2024	—	—	4,177	4,453	0.2%
Cloud for Good, LLC (5,000,000 common units)		—	—	—	3/21/2025	—	—	5,000	5,100	0.2%
Douglas Holdings, Inc. (573,847 Class A common units)		—	—	—	8/27/2024	—	—	574	614	0.0%
Drawbridge Partners, LLC (652,174 Class A-1 units)		—	—	—	9/1/2022	—	—	652	857	0.0%
Jobnimbus Holdings, LLC (214,092 common units)		—	—	—	11/6/2024	—	—	791	852	0.0%
Optomi, LLC (278 Class A units)	(17)	—	—	—	12/16/2021	—	—	278	615	0.0%
Recorded Future, Inc. (40,243 Class A units)		—	—	—	7/3/2019	—	—	—	—	0.0%
Reorganized Mobileum AcquisitionCo, LLC (42,031 shares of common stock)		—	—	—	9/12/2024	—	—	1,877	567	0.0%
Sparq Holdings, Inc. (600,000 common units)		—	—	—	6/15/2023	—	—	600	69	0.0%
Sparq Holdings, Inc. (83,720 Series A preferred units)		—	—	—	9/19/2025	—	—	84	167	0.0%
Unanet, Inc. (1,621,053 shares of common stock)		—	—	—	12/5/2022	—	—	1,624	2,918	0.1%
Velociti, LLC (6,075,951 units)	(17)	—	—	—	1/13/2025	—	—	6,076	6,137	0.2%
ZI Intermediate II, Inc. (3,790 shares of common stock)		—	—	—	5/13/2024	—	—	1,849	4,088	0.1%
								34,564	32,048	1.0%
Hotels, Gaming & Leisure
Equine Network, LLC (92 Class A units)	(17)	—	—	—	12/31/2020	—	—	95	122	0.0%
								95	122	0.0%
Media: Advertising, Printing & Publishing
95 Percent Buyer, LLC (385,027 Class A units)	(17)	n/a	n/a	8.00% PIK	11/24/2021	—	—	385	806	0.0%
Calienger Holdings, L.L.C. (568,181 Class A units)	(17)	—	—	—	10/21/2022	—	—	568	568	0.0%
Gas Media Holdings, LLC (4,790 shares of common stock)		—	—	—	4/17/2025	—	—	4,790	4,194	0.1%
New Engen, Inc. (417 preferred units)		n/a	n/a	8.00% PIK	12/27/2021	—	—	417	417	0.0%
New Engen, Inc. (5,067 Class B common units)		—	—	—	12/27/2021	—	—	5	182	0.0%
Really Great Reading Company, Inc. (369 Series A units)		—	—	—	12/9/2022	—	—	369	64	0.0%

MONROE CAPITAL INCOME PLUS CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Relevant Industrial, LLC (4,877,048 units)		—	—	—	5/16/2025	—	—	$4,877	$4,689	0.2%
Relevate Health Group, LLC (96 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	96	96	0.0%
Relevate Health Group, LLC (96 Class B common units)		—	—	—	11/20/2020	—	—	—	43	0.0%
Relevate Health Group, LLC (14 Class X common units)		—	—	—	11/14/2024	—	—	—	6	0.0%
Relevate Health Group, LLC (14 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	14	14	0.0%
SHOOK Research, LLC (1,483,871 Class A units)	(17)	—	—	—	7/31/2025	—	—	1,484	1,539	0.1%
Spherix Global Inc. (52 Class A-2 units)		—	—	—	6/10/2024	—	—	52	71	0.0%
Spherix Global Inc. (333 Class A units)		—	—	—	12/22/2021	—	—	333	—	0.0%
XanEdu Publishing, Inc. (65,104 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	65	127	0.0%
								13,455	12,816	0.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (1,110,000 Class A units)		—	—	—	7/31/2023	—	—	1,110	—	0.0%
								1,110	—	0.0%
Media: Diversified & Production
Chess.com, LLC (5 Class A units)	(17)	—	—	—	12/31/2021	—	—	189	154	0.0%
Research Now Group, Inc. and Survey Sampling International, LLC (50,029 shares of common stock)	(6)	—	—	—	7/15/2024	—	—	1,525	263	0.0%
Streamland Media MidCo LLC (8,812 shares of common stock)		—	—	—	3/31/2025	—	—	1,205	—	0.0%
								2,919	417	0.0%
Services: Business
A360, Inc. (838 common units)		n/a	n/a	13.00% PIK	12/19/2024	—	—	887	900	0.0%
Cosmos Bidco, Inc. (2,250,000 Class A Membership Interest)		—	—	—	9/15/2023	—	—	1,999	2,554	0.1%
ecMarket Inc. and Conexiom US Inc. (18,328 Class C preferred shares)	(12)(36)	—	—	—	5/12/2025	—	—	32	51	0.0%
ecMarket Inc. and Conexiom US Inc. (96,603 Class B preferred shares)	(12)(36)	—	—	—	9/21/2021	—	—	723	217	0.0%
Edustaff, LLC (591 shares of common stock)	(17)	—	—	—	12/8/2022	—	—	591	1,099	0.0%
JDX Studio, LLC (799,232 Class A preferred units)	(17)	n/a	n/a	10.00% PIK	11/14/2024	—	—	799	799	0.0%
Northeast Contracting Company, LLC (6,191,218 Class A-2 units)	(17)	—	—	—	8/16/2024	—	—	6,191	6,293	0.2%
Onix Networking Corp. (2,000,000 shares of common stock)		—	—	—	10/2/2023	—	—	2,000	2,110	0.1%
Parkhub, Inc. (1,178,344 Series A preferred units)		n/a	n/a	8.00% PIK	4/9/2024	—	—	1,683	1,761	0.1%
Rampart Exterior Services Buyer, Inc. (3,295 Series A-2 preferred units)		n/a	n/a	10.00% PIK	8/6/2024	—	—	3,295	4,154	0.1%
Ecotrak, LLC (fka Respida Software Equity CI LP) (15,400,820 Series B Preferred Units)	(17)	—	—	—	4/9/2024	—	—	15,251	16,171	0.6%
SingleStore, Inc. ($9,359 equity commitment)		—	—	—	10/14/2025	—	9,359	9,359	9,359	0.3%
Skillsoft Corp. (1,308 Class A shares)	(6)(12)(29)	—	—	—	6/11/2021	—	—	508	12	0.0%
								43,318	45,480	1.5%

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
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime Rate (“Prime” or “P”), Bank Bill Swap Rate ("BBSW" or "BB"), Sterling Overnight Index Average Rate ("SONIA" or "SN"), Canadian Overnight Repo Rate Average ("CORRA" or "CA"), or Euro Interbank Offered Rate ("Euribor" or "EU"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR, Prime, BBSW, SONIA, CORRA, or Euribor, as applicable, and the current contractual interest rate in effect at December 31, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
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
(42)    The headquarters of this portfolio company is located in the United Kingdom.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026, including the significant accounting policies described in Note 2 in the Company's consolidated financial statements included therein.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate a portfolio company in which it has invested other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including SPV, SPV II, SPV III, SPV IV, SPV V, 2022 Issuer, 2023 Issuer and 2025 Issuer, (the "Non-Taxable Subsidiaries") and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”, and together with the Non-Taxable Subsidiaries, the "Subsidiaries") in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company has determined that none of its portfolio company investments qualify for consolidation, including its interests in its controlled affiliate company investments. See further description of the Company’s controlled affiliate company investments in Note 3 and Note 5.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2026, the Company received return of capital distributions from its equity investments of $474 and $669, respectively. For the three and nine months ended September 30, 2025, the Company received return of capital distributions from its equity investments of $519 and $770, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $61,753 and $58,606 as of September 30, 2026 and December 31, 2025, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2026 totaled $1,205 and $25,018, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2025 totaled $7,703 and $33,787, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2026	2025
Interest income	$127,150	$126,062
PIK interest income	7,040	6,234
Dividend income (1)	1,351	2,200
Other income	3,333	518
Prepayment gain (loss)	1,462	983
Accretion of discounts and amortization of premiums	2,139	2,701
Total investment income	$142,475	$138,698

	Nine months ended September 30,
	2026	2025
Interest income	$393,948	$350,188
PIK interest income	16,999	15,055
Dividend income (2)	9,139	4,090
Other income	6,714	1,348
Prepayment gain (loss)	4,148	4,262
Accretion of discounts and amortization of premiums	9,982	10,472
Total investment income	$440,930	$385,415
_________________________________________
(1)During the three months ended September 30, 2026 and 2025, dividend income includes PIK dividends of $935 and $599, respectively.
(2)During the nine months ended September 30, 2026 and 2025, dividend income includes PIK dividends of $2,452 and $1,495, respectively.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status on a prospective basis when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. To the extent a debt or preferred equity investment is restructured, non-accrual status is reassessed post-restructuring in line with this non-accrual policy. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of September 30, 2026 and December 31, 2025, there were 17 and 17 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $48,754 and $67,693 at September 30, 2026 and December 31, 2025, respectively.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Distributions
Until October 2025, the Board declared and the Company paid distributions on a quarterly basis. In order to align with monthly share issuances, beginning in October 2025, to the extent that the Company has taxable income available, and subject to approval by the Board, the Company has made and intends to make monthly distributions to its stockholders. Distributions to stockholders are recorded on the applicable record date. All distributions will be paid at the discretion of the Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, the Company's distribution rates and payment frequency may vary from time to time.
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders’ cash distributions will only be reinvested in additional shares of the Company’s common stock if a stockholder specifically “opts in” to the DRIP at least ten (10) days prior to the record date fixed by the Board. Prior to November 4, 2025, shares issued under the DRIP were issued at a price per share equal to the net asset value (“NAV”) per share as of the last day of the Company’s fiscal quarter immediately preceding the date that the distribution was declared. On November 4, 2025, the Board approved the second amended and restated dividend reinvestment plan (the "Second Amended and Restated DRIP"), which amended the price per share used for distributions reinvested to be the NAV per share as of the most recent effective date on which shares are issued to our investors in the closing of a private offering immediately preceding the payment date of such distribution in order to better align with monthly share issuances. See Note 9 for additional information on the Company’s distributions and the Second Amended and Restated DRIP.
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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company’s deposits are held in high-quality financial institutions. As of September 30, 2026, the Company held cash denominated in foreign currencies of AUD 679 ($472 in U.S. Dollars), EUR 597 ($676 in U.S. Dollars) and GBP 291 ($387 in U.S. Dollars). As of December 31, 2025, the Company held cash denominated in foreign currencies of AUD 1,229 ($820 in U.S. Dollars), EUR 728 ($855 in U.S. Dollars) and GBP 375 ($505 in U.S. Dollars).

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within the Non-Taxable Subsidiaries. Cash and cash equivalents held within the Non-Taxable Subsidiaries is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Company. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of September 30, 2026 and December 31, 2025, restricted cash and cash equivalents consisted of the following:

	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents:
SPV	$17,117	$19,465
SPV II	38,471	34,572
SPV III	8,478	9,746
SPV IV	11,661	13,552
SPV V	9,531	10,618
2022 Issuer	40,059	27,684
2023 Issuer	6,225	10,820
2025 Issuer	8,149	20,574
Total restricted cash and cash equivalents	$139,691	$147,031
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2026 and December 31, 2025, the Company had unamortized debt issuance costs of $30,910 and $30,656, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and nine months ended September 30, 2026 was $2,811 and $8,013, respectively. Amortization of debt issuance costs for the three and nine months ended September 30, 2025 was $2,156 and $7,298, respectively.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on the Company’s consolidated statements of operations.
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
The Company does not utilize hedge accounting, and as such, values its foreign currency forward contracts at fair value with the change in unrealized gain or loss recorded in net change in unrealized gain (loss) on foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) on foreign currency forward contracts on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated, has qualified and intends to qualify annually, as a RIC under Subchapter M of the Code. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company's capital gain exceeds the Company's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2026, the Company recorded a net expense on the consolidated statements of operations of $256 and $371, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2025, the Company recorded a net expense on the consolidated statements of operations of $63 and $446, respectively, for U.S. federal excise tax. As of September 30, 2026 and December 31, 2025, the Company recorded an accrual for U.S. federal excise taxes of $372 and $290, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2026, the Company recorded a net expense of $305 and $510, respectively, on the consolidated statements of operations for these Subsidiaries. For the three and nine months ended September 30, 2025, the Company recorded a net expense of zero and $28, respectively, on the consolidated statements of operations for these Subsidiaries. As of September 30, 2026, net prepaid corporate-level income taxes were $387. As of December 31, 2025, there were payables of zero for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2026. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2026, except as otherwise disclosed in Note 14.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU 2024-03; however, the Company does not expect a material impact on its consolidated financial statements.
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies within the scope of ASC Topic 946 to incorporate contractual sale restrictions into the fair value measurement of equity securities and disclose the related discount. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2026-03; however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Amortized Cost:
Senior secured loans	$4,710,366	84.0%	$5,109,431	86.4%
Unitranche secured loans	20,334	0.4	35,221	0.6
Junior secured loans	347,971	6.2	361,428	6.1
Equity investments	530,496	9.4	407,283	6.9
Total	$5,609,167	100.0%	$5,913,363	100.0%

	September 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$4,685,848	85.0%	$5,090,861	87.4%
Unitranche secured loans	20,362	0.4	35,414	0.6
Junior secured loans	248,031	4.5	277,025	4.8
Equity investments	559,932	10.1	416,455	7.2
Total	$5,514,173	100.0%	$5,819,755	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2026		December 31, 2025
Amortized Cost:
United States:
Midwest	$1,073,955	19.2%	$1,093,220	18.5%
Northeast	1,277,121	22.8	1,337,031	22.6
Northwest	67,280	1.2	106,019	1.8
Southeast	1,464,828	26.1	1,431,430	24.2
Southwest	561,039	10.0	602,184	10.2
West	957,622	17.1	1,075,499	18.3
International	207,322	3.6	267,980	4.4
Total	$5,609,167	100.0%	$5,913,363	100.0%

	September 30, 2026		December 31, 2025
Fair Value:
United States:
Midwest	$961,997	17.4%	$1,007,605	17.3%
Northeast	1,285,539	23.3	1,345,901	23.1
Northwest	68,172	1.2	108,809	1.9
Southeast	1,494,130	27.1	1,471,723	25.3
Southwest	545,346	9.9	578,702	9.9
West	954,220	17.3	1,044,597	18.0
International	204,769	3.8	262,418	4.5
Total	$5,514,173	100.0%	$5,819,755	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Amortized Cost:
Aerospace & Defense	$52,229	0.9%	$41,610	0.7%
Automotive	137,642	2.4	132,579	2.2
Banking	14,462	0.3	46,932	0.8
Beverage, Food & Tobacco	146,696	2.6	146,450	2.5
Capital Equipment	211,342	3.8	278,579	4.7
Chemicals, Plastics & Rubber	59,298	1.1	53,586	0.9
Construction & Building	221,986	4.0	275,448	4.7
Consumer Goods: Durable	80,656	1.4	87,104	1.5
Consumer Goods: Non-Durable	70,792	1.3	87,121	1.5
Containers, Packaging & Glass	79,101	1.4	57,824	1.0
Energy: Oil & Gas	—	—	132	0.0 *
Environmental Industries	49,678	0.9	101,103	1.7
FIRE: Finance	362,090	6.5	395,159	6.7
FIRE: Insurance	1,988	0.0 *	—	—
FIRE: Real Estate	250,162	4.5	170,649	2.9
Healthcare & Pharmaceuticals	831,940	14.8	831,390	14.1
High Tech Industries	791,735	14.1	765,255	12.9
Hotels, Gaming & Leisure	1,002	0.0 *	95	0.0 *
Media: Advertising, Printing & Publishing	248,847	4.4	327,320	5.4
Media: Broadcasting & Subscription	4,084	0.1	3,448	0.1
Media: Diversified & Production	62,341	1.1	92,892	1.5
Retail	15,414	0.3	14,448	0.2
Services: Business	1,242,661	22.1	1,276,711	21.6
Services: Consumer	361,874	6.5	341,755	5.8
Telecommunications	89,990	1.6	129,104	2.2
Transportation: Cargo	170,463	3.0	211,690	3.6
Transportation: Consumer	6,096	0.1	—	—
Utilities: Electric	4,504	0.1	4,504	0.1
Wholesale	40,094	0.7	40,475	0.7
Total	$5,609,167	100.0%	$5,913,363	100.0%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$56,130	1.0%	$40,434	0.7%
Automotive	64,969	1.2	61,039	1.0
Banking	8,014	0.1	40,681	0.7
Beverage, Food & Tobacco	151,165	2.7	145,549	2.5
Capital Equipment	199,143	3.6	272,138	4.7
Chemicals, Plastics & Rubber	59,892	1.1	53,692	0.9
Construction & Building	223,597	4.1	282,687	4.9
Consumer Goods: Durable	58,121	1.1	54,861	0.9
Consumer Goods: Non-Durable	67,459	1.2	80,235	1.4
Containers, Packaging & Glass	76,364	1.4	57,516	1.0
Energy: Oil & Gas	—	—	133	0.0 *
Environmental Industries	49,107	0.9	100,594	1.7
FIRE: Finance	372,855	6.8	401,245	6.9
FIRE: Insurance	1,983	0.0 *	—	—
FIRE: Real Estate	249,272	4.5	173,367	3.0
Healthcare & Pharmaceuticals	819,832	14.9	822,082	14.1
High Tech Industries	791,751	14.4	768,219	13.2
Hotels, Gaming & Leisure	1,000	0.0 *	122	0.0 *
Media: Advertising, Printing & Publishing	233,617	4.2	324,332	5.6
Media: Broadcasting & Subscription	1,217	0.0 *	523	0.0 *
Media: Diversified & Production	59,109	1.1	88,577	1.5
Retail	15,591	0.3	14,624	0.3
Services: Business	1,260,751	22.9	1,299,308	22.3
Services: Consumer	357,304	6.5	338,841	5.8
Telecommunications	85,490	1.5	122,038	2.1
Transportation: Cargo	167,319	3.0	201,888	3.5
Transportation: Consumer	6,114	0.1	—	—
Utilities: Electric	37,752	0.7	36,030	0.6
Wholesale	39,255	0.7	39,000	0.7
Total	$5,514,173	100.0%	$5,819,755	100.0%
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
As of September 30, 2026, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests. As of December 31, 2025, the Company did not have Control investments.
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
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of the Company's debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent comparable transactions, public-market equivalents, credit indices, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. This includes calibration analysis from the initial closing of the investment and a reassessment of the inputs to the valuation model as market conditions and individual portfolio company performance change. The Company's active portfolio monitoring process assists in identifying any material changes in underlying portfolio company financial performance that may not yet be readily apparent through the financial performance reporting by the portfolio company, as those results may be received from the portfolio company on a lag from the fair value measurement date.
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
As of September 30, 2026, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements
September 30, 2026	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$4,685,848	$4,685,848
Unitranche secured loans	—	—	20,362	20,362
Junior secured loans	—	—	248,031	248,031
Equity investments	7	—	559,925	559,932
Total investments, at fair value	$7	$—	$5,514,166	$5,514,173
Foreign currency forward contracts asset (liability)	$—	$(2,777)	$—	$(2,777)

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$5,090,861	$5,090,861
Unitranche secured loans	—	—	35,414	35,414
Junior secured loans	—	—	277,025	277,025
Equity investments	145	—	416,310	416,455
Total investments, at fair value	$145	$—	$5,819,610	$5,819,755
Foreign currency forward contracts asset (liability)	$—	$(3,172)	$—	$(3,172)
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company's investment portfolio ranged from 4.02% to 20.07% at September 30, 2026 and 5.75% to 18.75% at December 31, 2025. The maturity dates on the loans outstanding at September 30, 2026 range between November 2026 and July 2051.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of June 30, 2026	$5,097,614	$20,360	$343,146	$495,134	$5,956,254
Net realized gain (loss) on investments	(18,615)	—	2	892	(17,721)
Net change in unrealized gain (loss) on investments	7,570	(9)	(6,365)	(5,126)	(3,930)
Purchases of investments and other adjustments to cost (1)	153,409	11	8,495	32,170	194,085
Proceeds from principal payments and sales of investments (2)	(538,641)	—	(64,271)	(11,610)	(614,522)
Reclassifications (3)	(15,489)	—	(32,976)	48,465	—
Balance as of September 30, 2026	$4,685,848	$20,362	$248,031	$559,925	$5,514,166

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total investments
Balance as of December 31, 2025	$5,090,861	$35,414	$277,025	$416,310	$5,819,610
Net realized gain (loss) on investments	(53,532)	—	(2,940)	(1,898)	(58,370)
Net change in unrealized gain (loss) on investments	(6,663)	(165)	(16,687)	22,134	(1,381)
Purchases of investments and other adjustments to cost (1)	925,829	2,235	101,621	84,778	1,114,463
Proceeds from principal payments and sales of investments (2)	(1,239,503)	(17,122)	(88,233)	(15,298)	(1,360,156)
Reclassifications (3)	(31,144)	—	(22,755)	53,899	—
Balance as of September 30, 2026	$4,685,848	$20,362	$248,031	$559,925	$5,514,166
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2026, attributable to Level 3 investments still held at September 30, 2026, was $(10,133) and $(20,840), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2025, attributable to Level 3 investments still held at September 30, 2025, was $(53,442) and $(62,782), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the three and nine months ended September 30, 2026 or 2025.

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
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of September 30, 2026:

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$3,131,856		Discounted cash flow	EBITDA multiples	11.4x	5.3x	36.0x
				Market yields	10.9%	6.4%	30.0%
Senior secured loans	1,307,106		Discounted cash flow	Revenue multiples	6.8x	0.5x	11.8x
				Market yields	10.0%	6.8%	22.5%
Senior secured loans	46,886		Enterprise value	Revenue multiples	3.0x	0.3x	6.3x
Senior secured loans	72,031		Enterprise value	EBITDA multiples	8.1x	2.5x	13.0x
Senior secured loans	17,869		Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	8,319		Liquidation	Probability weighting of alternative outcomes	45.2%	44.0%	78.1%
Unitranche secured loans	19,362		Discounted cash flow	Revenue multiples	4.8x	4.8x	4.8x
				Market yields	12.4%	12.4%	12.4%
Unitranche secured loans	1,000		Discounted cash flow	Market yields	15.7%	15.7%	15.7%
Junior secured loans	93,141		Discounted cash flow	EBITDA multiples	n/a	n/a	n/a
				Market yields	12.4%	9.7%	13.0%
Junior secured loans	99,176		Enterprise value	EBITDA multiples	8.5x	4.8x	13.0x
Junior secured loans	39,656		Discounted cash flow	Revenue multiples	6.3x	0.2x	9.5x
				Market yields	12.9%	9.5%	27.0%
Junior secured loans	15,989		Enterprise value	Revenue multiples	6.2x	0.3x	6.3x
Equity investments	397,250		Enterprise value	EBITDA multiples	11.1x	6.0x	18.3x
Equity investments	111,955		Enterprise value	Revenue multiples	3.7x	0.3x	10.0x
Equity investments	45,933		Discounted cash flow	Market yields	16.0%	16.0%	16.0%
Equity investments	4,786		Option pricing model	Volatility	57.0%	24.0%	75.0%
Total Level 3 Assets	$5,412,315	(2)
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $101,851 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Changes to the unobservable inputs utilized by the Valuation Designee in the determination of fair value of Level 3 investments could result in a significantly different fair value. The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.
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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Company's debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility(2)	$121,126	$121,126	$627,266	$627,266
SPV Credit Facility	313,577	313,577	97,515	97,515
SPV II Credit Facility	686,663	686,663	568,316	568,316
SPV III Credit Facility	156,842	156,842	148,568	148,568
SPV IV Credit Facility	221,506	221,506	172,753	172,753
SPV V Credit Facility	180,210	180,210	123,361	123,361
2022 ABS	172,077	170,005	234,697	234,604
2023 ABS	207,975	209,092	207,239	210,271
2025 ABS	412,531	410,288	411,711	411,711
July 2028 Notes	41,619	41,955	41,476	42,096
November 2028 Notes	99,492	100,287	99,324	101,232
December 2028 Notes	99,492	100,317	99,324	101,279
July 2029 Notes	155,184	155,075	154,981	156,242
September 2029 Notes	47,749	47,392	47,686	47,699
July 2030 Notes	159,556	160,032	159,290	161,679
Total Debt	$3,075,599	$3,074,367	$3,193,507	$3,204,592
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
(2)Amounts include borrowings denominated in foreign currencies converted at the period end exchange rate.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	3,074,367	3,204,592
Total Debt	$3,074,367	$3,204,592

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each such investment. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2026 and 2025 were as follows:

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2026
Non-controlled affiliate company investment:
American Community Homes, Inc.	$—	$—	$8,458	$—	$277	$—	$—	$(611)	$8,124
American Community Homes, Inc.	—	—	4,162	—	136	—	—	(301)	3,997
American Community Homes, Inc.	—	—	513	—	16	—	—	(36)	493
American Community Homes, Inc.	—	—	1,885	—	62	—	—	(136)	1,811
American Community Homes, Inc.	—	—	3,490	—	114	—	—	(252)	3,352
American Community Homes, Inc.	—	—	16	—	1	—	—	(1)	16
American Community Homes, Inc.	—	—	80	—	3	—	—	(6)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	—	—	18,604	—	609	—	—	(1,343)	17,870

Ascent Midco, LLC (2,758,065 Class A units)	—	726	1,651	—	—	—	—	1,033	3,410
	—	726	1,651	—	—	—	—	1,033	3,410

Baystate Sewage Disposal, LLC	4,389	—	—	(34)	—	12	—	(11)	4,356
Baystate Sewage Disposal, LLC (Delayed Draw)	126	—	860	(3)	—	—	—	—	983
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	8,926	—	—	—	—	—	—	(75)	8,851
	13,441	—	860	(37)	—	12	—	(86)	14,190

BTR Opco LLC	395	—	66	—	—	—	—	(238)	223
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,478	—	861	—	—	—	—	196	2,535
BTR Opco LLC (863 Class A common units)	—	—	—	—	—	—	—	—	—
	1,873	—	927	—	—	—	—	(42)	2,758

ClearlyRated Capital, LLC	1,427	—	—	(12)	—	5	—	(1)	1,419
ClearlyRated Capital, LLC (Delayed Draw)	—	—	287	—	—	—	—	—	287
ClearlyRated Capital, LLC (7,093,224 Class A units)	7,626	—	—	—	—	—	—	(533)	7,093
	9,053	—	287	(12)	—	5	—	(534)	8,799

Engineered Metal Solutions, Inc.	6,850	—	—	(50)	—	17	—	(18)	6,799
Engineered Metal Solutions, Inc.	—	—	7,102	(18)	—	11	—	134	7,229
Engineered Metal Solutions, Inc.	—	—	857	(2)	—	—	—	8	863
Engineered Metal Solutions, Inc. (Revolver)	—	—	438	(248)	—	—	—	—	190
Engineered Metal Solutions, Inc. (9,181 Class A units)	7,633	—	1,768	—	—	—	—	3,556	12,957
	14,483	—	10,165	(318)	—	28	—	3,680	28,038

Familia Dental Group Holdings, LLC (1,525 Class A units)	—	—	2,623	—	—	—	—	(442)	2,181
	—	—	2,623	—	—	—	—	(442)	2,181

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2026
FLEET Response, LLC	$—	$8,851	$—	$—	$213	$—	$—	$—	$9,064
FLEET Response, LLC (Revolver)	—	379	—	(379)	9	—	—	—	9
FLEET Response, LLC (177,011 common units)	—	3,670	—	—	—	—	—	235	3,905
FLEET Response, LLC (177,011 preferred units)	—	—	1,770	—	—	—	—	885	2,655
	—	12,900	1,770	(379)	222	—	—	1,120	15,633

HFZ Capital Group LLC	—	—	13,515	—	—	—	—	179	13,694
HFZ Capital Group LLC	—	—	4,856	—	—	—	—	64	4,920
	—	—	18,371	—	—	—	—	243	18,614

Jumpstart Holdco, Inc. (Delayed Draw)	4,431	—	2,937	—	—	—	—	(1,972)	5,396
Jumpstart Holdco, Inc. (Revolver)	748	—	—	(50)	—	—	—	57	755
Jumpstart Holdco, Inc. (188,000 Class A common units)	—	—	—	—	—	—	—	—	—
Jumpstart Holdco, Inc. (1,566,667 Class A units)	—	—	—	—	—	—	—	—	—
	5,179	—	2,937	(50)	—	—	—	(1,915)	6,151

Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.)	—	4,046	—	—	—	—	—	—	4,046
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.) (Revolver)	—	—	546	—	—	—	—	—	546
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.) (202,296 Class A units)	—	8,901	—	—	—	—	—	(40)	8,861
	—	12,947	546	—	—	—	—	(40)	13,453

MC Asset Management (Corporate), LLC	—	—	14,650	—	298	(56)	—	(50)	14,842
MC Asset Management (Corporate), LLC	—	—	4,367	—	89	(18)	—	(14)	4,424
MC Asset Management (Corporate), LLC (15.9% of interests)	—	—	—	—	—	—	—	—	—
	—	—	19,017	—	387	(74)	—	(64)	19,266

MC Aviation Limited (commitment to purchase up to 40.0% of the equity) (3)	23,603	(23,559)	750	—	—	—	—	(794)	—
	23,603	(23,559)	750	—	—	—	—	(794)	—

MC Voyager SPV II LLC ($34,647 of $45,000 equity commitment funded)	20,522	—	14,125	—	—	—	—	—	34,647
	20,522	—	14,125	—	—	—	—	—	34,647

Nastel Technologies, LLC	3,496	—	—	—	—	13	—	(9)	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	5,504	—	—	—	—	—	—	1,234	6,738
	9,000	—	—	—	—	13	—	1,225	10,238

NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	60,650	—	—	—	—	—	—	2,872	63,522
	60,650	—	—	—	—	—	—	2,872	63,522

Residential Homes for Rent LLC (1,208,942 Series A preferred units)	—	3,183	2,034	—	—	—	—	(45)	5,172
Residential Homes for Rent LLC (warrant to purchase up to 2.6% of the equity)	—	—	512	—	—	—	—	1,145	1,657
	—	3,183	2,546	—	—	—	—	1,100	6,829

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2026
SFR Holdco, LLC (2)	$5,875	$(5,850)	$—	$—	$—	$—	$—	$(25)	$—
SFR Holdco, LLC (2)	4,839	(4,387)	—	—	—	—	—	(452)	—
SFR Holdco, LLC (24.4% of equity commitments) (2)	8,669	(6,825)	—	—	—	—	—	(1,844)	—
	19,383	(17,062)	—	—	—	—	—	(2,321)	—

SFR Holdco 2, LLC (2)	4,937	(5,119)	—	—	—	—	—	182	—
SFR Holdco 2, LLC (24.4% of equity commitments) (2)	3,464	(3,412)	—	—	—	—	—	(52)	—
	8,401	(8,531)	—	—	—	—	—	130	—

SheerTrans Solutions, LLC	5,687	—	—	(39)	531	17	—	(17)	6,179
SheerTrans Solutions, LLC	1,624	—	—	(11)	151	4	—	(3)	1,765
SheerTrans Solutions, LLC (Revolver)	763	—	1,026	(1,206)	7	—	—	—	590
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	4,747	—	—	—	—	—	—	(31)	4,716
SheerTrans Solutions, LLC (4,692,038 Class B preferred interests)	7,320	—	—	—	—	—	—	(47)	7,273
SheerTrans Solutions, LLC (9,191,624 preferred interests)	—	—	—	—	—	—	—	—	—
	20,141	—	1,026	(1,256)	689	21	—	(98)	20,523

Summit Professional Education, LLC	9,994	—	—	(76)	—	30	—	126	10,074
Summit Professional Education, LLC	3,960	—	—	(29)	—	14	—	66	4,011
Summit Professional Education, LLC (Delayed Draw)	—	—	589	—	—	—	—	3	592
Summit Professional Education, LLC (Revolver)	—	—	638	—	—	—	—	—	638
Summit Professional Education, LLC (19,762 Class A units)	18,138	—	—	—	—	—	—	1,122	19,260
	32,092	—	1,227	(105)	—	44	—	1,317	34,575

TJ Management HoldCo LLC (Revolver)	—	—	223	—	—	—	—	—	223
TJ Management HoldCo LLC (16 shares of common stock)	—	—	2,813	—	—	—	—	(565)	2,248
	—	—	3,036	—	—	—	—	(565)	2,471

Triad Financial Services, Inc. ($13,341 of $41,855 equity commitment funded)	6,902	—	6,439	—	—	—	—	—	13,341
	6,902	—	6,439	—	—	—	—	—	13,341

Whistler Parent Holdings III, Inc.	15,572	—	3,179	—	2,717	31	—	(5,605)	15,894
Whistler Parent Holdings III, Inc.	3,197	—	708	—	304	—	—	(5)	4,204
Whistler Parent Holdings III, Inc. (Revolver)	3,487	—	4,123	—	384	—	—	—	7,994
Whistler Parent Holdings III, Inc. (630,178 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (140,958 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	22,256	—	8,010	—	3,405	31	—	(5,610)	28,092

YBR OZ ECE, LLC	1,994	—	—	(14)	—	5	—	(19)	1,966
YBR OZ ECE, LLC (Delayed Draw)	901	—	—	(7)	—	—	—	(6)	888
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	6,875	—	—	—	—	—	—	(3,144)	3,731
YBR OZ ECE, LLC (579 Class C units)	—	—	578	—	—	—	—	1,158	1,736
	9,770	—	578	(21)	—	5	—	(2,011)	8,321

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2025	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2026

Zodega Landscaping, LLC	$12,281	$—	$—	$(92)	$—	$81	$—	$(114)	$12,156
Zodega Landscaping, LLC (Revolver)	992	—	496	(595)	—	—	—	—	893
Zodega Landscaping, LLC (146,757 preferred interests)	18,148	—	—	—	—	—	—	923	19,071
	31,421	—	496	(687)	—	81	—	809	32,120
Total non-controlled affiliate company investments	$308,170	$(19,396)	$115,991	$(2,865)	$5,312	$166	$—	$(2,336)	$405,042

Controlled affiliate company investment:
MC Aviation Limited (3)	—	6,588	—	(157)	—	—	—	(39)	6,392
MC Aviation Limited (25,691,425 Class E units) (3)	—	16,971	8,720	—	—	—	—	3,859	29,550
	—	23,559	8,720	(157)	—	—	—	3,820	35,942

SFR Holdco, LLC (2)	—	5,850	5,850	—	—	—	—	(618)	11,082
SFR Holdco, LLC (2)	—	4,387	—	—	—	—	—	220	4,607
SFR Holdco, LLC (38.3% of equity commitments) (2)	—	6,825	5,052	—	—	(254)	—	1,926	13,549
	—	17,062	10,902	—	—	(254)	—	1,528	29,238

SFR Holdco 2, LLC (2)	—	5,119	2,925	—	—	—	—	(729)	7,315
SFR Holdco 2, LLC (38.3% of equity commitments) (2)	—	3,412	2,045	—	—	(8)	—	124	5,573
	—	8,531	4,970	—	—	(8)	—	(605)	12,888

Witkoff/Monroe 700 JV LLC (32,666,197 membership interests)	—	47,698	—	(10,266)	1,067	—	—	7,434	45,933
	—	47,698	—	(10,266)	1,067	—	—	7,434	45,933
Total controlled affiliate company investments	$—	$96,850	$24,592	$(10,423)	$1,067	$(262)	$—	$12,177	$124,001
(1)Transfers in (out) may include increases (decreases) in the cost basis of investments resulting from the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category as a result of a restructuring.
(2)During the second quarter of 2026, in connection with the Company's purchase of additional investments in these portfolio companies from MRCC, the Company's aggregate share of voting securities increased such that each of these portfolio companies became a "controlled affiliate" investment, as defined under the 1940 Act. Prior to this transaction, each portfolio company was classified as a "non-controlled affiliate" investment. Accordingly, activity for these portfolio companies is presented within the non-controlled affiliate company investment category for the period prior to reclassification and within the controlled affiliate company investment category for the period following reclassification.
(3)During the third quarter of 2026, in connection with a restructuring of this portfolio company, the Company received additional equity such that the Company's aggregate share of voting securities increased and the portfolio company became a "controlled affiliate" investment, as defined under the 1940 Act. Prior to this transaction, the portfolio company was classified as a "non-controlled affiliate" investment. Accordingly, activity for this portfolio company is presented within the non-controlled affiliate company investment category for the period prior to reclassification and within the controlled affiliate company investment category for the period following reclassification.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2025
Non-controlled affiliate company investment:
Baystate Sewage Disposal, LLC	$—	$—	$4,312	$—	$—	$2	$—	$86	$4,400
Baystate Sewage Disposal, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Baystate Sewage Disposal, LLC (8,841,724 Class A-1 preferred units)	—	—	8,842	—	—	—	—	(3)	8,839
	—	—	13,154	—	—	2	—	83	13,239

BTR Opco LLC	1,177	—	—	—	—	—	—	213	1,390
BTR Opco LLC	—	—	—	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	1,131	—	—	(1)	—	—	—	116	1,246
BTR Opco LLC (622 Class A common units)	—	—	—	—	—	—	—	—	—
	2,308	—	—	(1)	—	—	—	329	2,636

ClearlyRated Capital, LLC	—	—	1,407	(4)	—	2	—	26	1,431
ClearlyRated Capital, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
ClearlyRated Capital, LLC (7,093,224 Class A units)	5,500	—	1,593	—	—	—	—	—	7,093
	5,500	—	3,000	(4)	—	2	—	26	8,524

Engineered Metal Solutions, Inc.	—	—	6,713	—	—	1	—	(1)	6,713
Engineered Metal Solutions, Inc. (Revolver)	—	—	248	—	—	—	—	(5)	243
Engineered Metal Solutions, Inc. (7,413 Class A units)	—	—	7,414	—	(1)	1	—	(149)	7,265
	—	—	14,375	—	(1)	2	—	(155)	14,221

MC Aviation Limited (commitment to purchase up to 39.4% of the equity)	—	—	15,700	—	—	—	—	(73)	15,627
	—	—	15,700	—	—	—	—	(73)	15,627

MC Voyager SPV II LLC ($19,348 of $45,000 equity commitment funded)	—	—	19,348	—	—	—	—	—	19,348
	—	—	19,348	—	—	—	—	—	19,348

Nastel Technologies, LLC	3,478	—	—	—	—	9	—	13	3,500
Nastel Technologies, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Nastel Technologies, LLC (3,408 Class A units)	4,611	—	—	—	—	—	—	849	5,460
	8,089	—	—	—	—	9	—	862	8,960

NFS Intermediate HoldCo, LLC (53,255 Series B preferred units)	—	—	53,255	—	—	—	—	4,661	57,916
	—	—	53,255	—	—	—	—	4,661	57,916

SFR Holdco, LLC	5,593	—	—	—	—	—	—	265	5,858
SFR Holdco, LLC	4,631	—	—	—	—	—	—	193	4,824
SFR Holdco, LLC (13.9% of equity commitments)	4,797	—	—	—	—	—	—	113	4,910
SFR Holdco, LLC (10.5% of equity commitments)	3,597	—	—	—	—	—	—	86	3,683
	18,618	—	—	—	—	—	—	657	19,275

SFR Holdco 2, LLC (Delayed Draw)	2,267	—	1,425	—	—	—	—	(47)	3,645
SFR Holdco 2, LLC (24.4% of equity commitments)	1,510	—	950	—	—	—	—	124	2,584
	3,777	—	2,375	—	—	—	—	77	6,229

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out) (1)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2025

SheerTrans Solutions, LLC	$5,261	$—	$—	$(38)	$306	$15	$—	$(15)	$5,529
SheerTrans Solutions, LLC	1,503	—	—	(12)	87	4	—	(3)	1,579
SheerTrans Solutions, LLC (Revolver)	998	—	806	(1,017)	35	—	—	—	822
SheerTrans Solutions, LLC (3,042,264 Class A preferred interests)	—	3,042	—	—	—	—	—	1,766	4,808
SheerTrans Solutions, LLC (4,455,890 Class B preferred interests)	—	1,879	2,577	—	—	—	—	3,030	7,486
SheerTrans Solutions, LLC (9,191,624 preferred interests)	11,989	(4,921)	1,879	—	—	—	—	(8,947)	—
	19,751	—	5,262	(1,067)	428	19	—	(4,169)	20,224

Summit Professional Education, LLC	10,244	—	—	(76)	—	26	—	7	10,201
Summit Professional Education, LLC	—	—	3,939	—	—	3	—	90	4,032
Summit Professional Education, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Summit Professional Education, LLC (Revolver)	1,145	—	735	(1,880)	—	—	—	—	—
Summit Professional Education, LLC (19,762 Class A units)	16,676	—	3,085	—	—	—	—	(73)	19,688
	28,065	—	7,759	(1,956)	—	29	—	24	33,921

Triad Financial Services, Inc. ($6,902 of $41,855 equity commitment funded)	4,803	—	2,099	—	—	—	—	—	6,902
	4,803	—	2,099	—	—	—	—	—	6,902

Whistler Parent Holdings III, Inc.	22,772	—	—	—	1,431	58	—	(8,414)	15,847
Whistler Parent Holdings III, Inc. (Delayed Draw)	1,980	—	990	—	140	—	—	—	3,110
Whistler Parent Holdings III, Inc. (Revolver)	1,539	—	1,555	—	105	—	—	—	3,199
Whistler Parent Holdings III, Inc. (518,970 Series A preferred stock)	—	—	—	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (116,083 Series B preferred stock)	—	—	—	—	—	—	—	—	—
	26,291	—	2,545	—	1,676	58	—	(8,414)	22,156

YBR OZ ECE, LLC	—	—	1,961	(5)	—	4	—	33	1,993
YBR OZ ECE, LLC (Delayed Draw)	—	—	450	—	—	—	—	—	450
YBR OZ ECE, LLC (Revolver)	—	—	—	—	—	—	—	—	—
YBR OZ ECE, LLC (6,875 Class A units)	—	—	6,875	—	—	—	—	—	6,875
	—	—	9,286	(5)	—	4	—	33	9,318

Zodega Landscaping, LLC	12,431	—	—	(90)	—	72	—	(118)	12,295
Zodega Landscaping, LLC (Revolver)	992	—	—	—	—	—	—	—	992
Zodega Landscaping, LLC (146,757 preferred interests)	15,130	—	—	—	—	—	—	1,907	17,037
	28,553	—	—	(90)	—	72	—	1,789	30,324
Total non-controlled affiliate company investments	$145,755	$—	$148,158	$(3,123)	$2,103	$197	$—	$(4,270)	$288,820
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the nine months ended September 30,
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$258	$—	$—	n/a	n/a	n/a
American Community Homes, Inc.	127	—	—	n/a	n/a	n/a
American Community Homes, Inc.	16	—	—	n/a	n/a	n/a
American Community Homes, Inc.	57	—	—	n/a	n/a	n/a
American Community Homes, Inc.	106	—	—	n/a	n/a	n/a
American Community Homes, Inc.	—	—	—	n/a	n/a	n/a
American Community Homes, Inc.	2	—	—	n/a	n/a	n/a
American Community Homes, Inc. (Revolver)	3	—	—	n/a	n/a	n/a
American Community Homes, Inc. (Common stock)	—	—	—	n/a	n/a	n/a
	569	—	—	—	—	—

Ascent Midco, LLC (Class A units)	—	166	—	n/a	n/a	n/a
	—	166	—	—	—	—

Baystate Sewage Disposal, LLC	331	—	—	119	—	—
Baystate Sewage Disposal, LLC (Delayed Draw)	38	—	—	2	—	—
Baystate Sewage Disposal, LLC (Revolver)	3	—	—	1	—	—
Baystate Sewage Disposal, LLC (Class A-1 preferred units)	—	529	—	—	180	—
	372	529	—	122	180	—

BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC	—	—	—	—	—	—
BTR Opco LLC (Delayed Draw)	—	—	—	—	—	—
BTR Opco LLC (Class A common units)	—	—	—	—	—	—
	—	—	—	—	—	—

ClearlyRated Capital, LLC	114	—	—	73	—	—
ClearlyRated Capital, LLC (Delayed Draw)	12	—	—	2	—	—
ClearlyRated Capital, LLC (Class A units)	—	—	—	—	—	—
	126	—	—	75	—	—

Engineered Metal Solutions, Inc.	492	—	—	17	—	—
Engineered Metal Solutions, Inc.	305	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc.	36	—	—	n/a	n/a	n/a
Engineered Metal Solutions, Inc. (Revolver)	11	—	—	—	—	—
Engineered Metal Solutions, Inc. (Class A units)	—	—	—	—	—	—
	844	—	—	17	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

FLEET Response, LLC	420	—	—	n/a	n/a	n/a
FLEET Response, LLC (Revolver)	16	—	—	n/a	n/a	n/a
FLEET Response, LLC (Common units)	—	—	—	n/a	n/a	n/a
FLEET Response, LLC (Preferred units)	—	—	—	n/a	n/a	n/a
	436	—	—	—	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the nine months ended September 30,
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
HFZ Capital Group LLC	$501	$—	$—	n/a	n/a	n/a
HFZ Capital Group LLC	179	—	—	n/a	n/a	n/a
	680	—	—	—	—	—

Jumpstart Holdco, Inc. (Delayed Draw)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Revolver)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A common units)	—	—	—	n/a	n/a	n/a
Jumpstart Holdco, Inc. (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.)	41	—	—	n/a	n/a	n/a
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.) (Revolver)	8	—	—	n/a	n/a	n/a
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.) (Class A units)	—	—	—	n/a	n/a	n/a
	49	—	—	—	—	—

MC Asset Management (Corporate), LLC	503	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC	149	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	652	—	—	—	—	—

MC Aviation Limited (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

MC Voyager SPV II LLC (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Nastel Technologies, LLC	273	—	—	291	—	—
Nastel Technologies, LLC (Revolver)	—	—	—	1	—	—
Nastel Technologies, LLC (Class A units)	—	—	—	—	—	—
	273	—	—	292	—	—

NFS Intermediate HoldCo, LLC (Series B preferred units)	—	6,071	—	—	2,293	—
	—	6,071	—	—	2,293	—

Residential Homes for Rent LLC (Series A preferred units)	—	—	—	n/a	n/a	n/a
Residential Homes for Rent LLC (Warrant)	—	—	—	n/a	n/a	n/a
	—	—	—	—	—	—

SFR Holdco, LLC	146	—	—	444	—	—
SFR Holdco, LLC	101	—	—	308	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	247	—	—	752	—	—

SFR Holdco 2, LLC	107	—	—	208	—	—
SFR Holdco 2, LLC (LLC interest)	—	—	—	—	—	—
	107	—	—	208	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the nine months ended September 30,
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income

SheerTrans Solutions, LLC	$546	$—	$—	$520	$—	$26
SheerTrans Solutions, LLC	154	—	—	146	—	8
SheerTrans Solutions, LLC (Revolver)	12	—	—	75	—	8
SheerTrans Solutions, LLC (Preferred interests)	—	—	—	—	—	—
SheerTrans Solutions, LLC (Class A preferred interests)	—	—	—	n/a	n/a	n/a
SheerTrans Solutions, LLC (Class B preferred interests)	—	—	—	n/a	n/a	n/a
	712	—	—	741	—	42

Summit Professional Education, LLC	320	—	—	93	—	—
Summit Professional Education, LLC	799	—	—	855	—	—
Summit Professional Education, LLC (Delayed Draw)	48	—	—	8	—	—
Summit Professional Education, LLC (Revolver)	32	—	—	34	—	—
Summit Professional Education, LLC (Class A units)	—	—	—	—	—	—
	1,199	—	—	990	—	—

TJ Management HoldCo LLC (Revolver)	22	—	—	n/a	n/a	n/a
TJ Management HoldCo LLC (Common stock)	—	—	—	n/a	n/a	n/a
	22	—	—	—	—	—

Triad Financial Services, Inc. (Equity commitment)	—	—	—	—	—	—
	—	—	—	—	—	—

Whistler Parent Holdings III, Inc.	2,711	—	—	2,340	—	—
Whistler Parent Holdings III, Inc.	300	—	—	219	—	—
Whistler Parent Holdings III, Inc. (Revolver)	387	—	—	160	—	—
Whistler Parent Holdings III, Inc. (Series A preferred stock)	—	—	—	—	—	—
Whistler Parent Holdings III, Inc. (Series B preferred stock)	—	—	—	—	—	—
	3,398	—	—	2,719	—	—

YBR OZ ECE, LLC	160	—	—	146	—	—
YBR OZ ECE, LLC (Delayed Draw)	83	—	—	9	—	—
YBR OZ ECE, LLC (Revolver)	2	—	—	—	—	—
YBR OZ ECE, LLC (Class A units)	—	—	—	—	—	—
	245	—	—	155	—	—

Zodega Landscaping, LLC	1,149	—	—	1,213	—	18
Zodega Landscaping, LLC (Revolver)	71	—	—	95	—	3
Zodega Landscaping, LLC (Preferred interests)	—	—	—	—	—	—
	1,220	—	—	1,308	—	21
Total non-controlled affiliate company investments	$11,151	$6,766	$—	$7,379	$2,473	$63

Controlled affiliate company investments:
MC Aviation Limited	120	—	—	n/a	n/a	n/a
MC Aviation Limited (Class E units)	—	—	—	n/a	n/a	n/a
	120	—	—	—	—	—

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	For the nine months ended September 30,
	2026			2025
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income

SFR Holdco, LLC	$581	$—	$—	n/a	n/a	n/a
SFR Holdco, LLC	208	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	(254)	—	—	n/a	n/a	n/a
	535	—	—	—	—	—

SFR Holdco 2, LLC	345	—	—	n/a	n/a	n/a
SFR Holdco 2, LLC (LLC interest)	(7)	—	—	n/a	n/a	n/a
	338	—	—	—	—	—

Witkoff/Monroe 700 JV LLC (Membership interests)	1,067	—	—	n/a	n/a	n/a
	1,067	—	—	—	—	—
Total controlled affiliate company investments	$2,060	$—	$—	$—	$—	$—

Note 6. Transactions with Related Parties
On March 31, 2025, in connection with the change of control transaction in which an affiliate of Wendel SE acquired 75% of the outstanding equity interests in certain affiliates of Monroe Capital LLC, including MC Advisors (the "Wendel Transaction"), the Company entered into the Amended and Restated Investment Advisory and Management Agreement with MC Advisors (the “Amended Investment Advisory Agreement”). The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remain unchanged from the previous investment advisory and management agreement, dated December 5, 2018 (the "Original Investment Advisory Agreement"). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the provisions of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, continues to provide investment advisory services to the Company.
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
Base management fees for the three and nine months ended September 30, 2026 were $18,958 and $57,202, respectively. Base management fees for the three and nine months ended September 30, 2025 were $17,264 and $47,208, respectively. In addition to the base management fee reductions pursuant to the 2022 Fee Waiver Letter, MC Advisors elected to voluntarily waive $3,792 and $11,441 of such base management fees for the three and nine months ended September 30, 2026, respectively. Other than pursuant to the 2022 Fee Waiver Letter, MC Advisors did not elect to waive any base management fees for the three and nine months ended September 30, 2025.
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
The composition of the Company’s incentive fees for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Part one incentive fees (1)	$8,473	$8,596	$27,182	$24,458
Part two incentive fees (2)	—	—	—	(1,283)
Total incentive fees	$8,473	$8,596	$27,182	$23,175
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Under the Administration Agreement, the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit, to MC Management. For the three and nine months ended September 30, 2026, the Company incurred $4,446 and $13,303, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,389 and $4,257, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2025, the Company incurred $3,832 and $9,356, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,189 and $3,247, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2026 and December 31, 2025, $1,459 and $1,384, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of September 30, 2026 and December 31, 2025, the Company had accounts payable to members of the Board of $38 and zero, respectively, representing accrued and unpaid fees for their services.
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
The Asset Purchase Agreement contained certain representations, warranties and covenants of the parties that are customary for agreements of its type. Consummation of the Asset Purchase was subject to certain closing conditions, including (1) requisite approvals of MRCC stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Purchase, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Asset Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the merger agreement between MRCC and HRZN (other than the condition precedent with respect to the Asset Purchase).
On April 14, 2026, the Company completed the Asset Purchase pursuant to the terms of the Asset Purchase Agreement among the Company, MRCC and MC Advisors. Pursuant to the Asset Purchase Agreement, on the Closing Date, the Company delivered to MRCC an aggregate purchase price of approximately $335,275, equal to the fair value of the Purchased Assets (as defined in the Asset Purchase Agreement) as of April 11, 2026, at which time MRCC sold to the Company all of its investment assets and the Company assumed certain liabilities with respect to such assets.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 184% and 188%, respectively.
The Company’s outstanding debt as of September 30, 2026 was as follows:

	September 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$127,732	$121,126	$6,606
SPV Credit Facility	575,000	318,000	313,577	4,423
SPV II Credit Facility	690,000	690,000	686,663	3,337
SPV III Credit Facility	200,000	157,800	156,842	958
SPV IV Credit Facility	400,000	225,700	221,506	4,194
SPV V Credit Facility	400,000	184,100	180,210	3,890
2022 ABS (5)	172,077	172,077	172,077	—
2023 ABS (6)	209,100	209,100	207,975	1,125
2025 ABS (7)	415,000	415,000	412,531	2,469
July 2028 Notes	42,000	42,000	41,619	381
November 2028 Notes	100,000	100,000	99,492	508
December 2028 Notes	100,000	100,000	99,492	508
July 2029 Notes	156,000	156,000	155,184	816
September 2029 Notes	48,000	48,000	47,749	251
July 2030 Notes	161,000	161,000	159,556	1,444
Total	$4,513,177	$3,106,509	$3,075,599	$30,910
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of September 30, 2026, the Company had unused availability across all borrowing facilities totaling $507,629.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of September 30, 2026, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $20,315 and $82,875, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of September 30, 2026, the 2023 Subordinated Notes (as defined below) totaling $45,900 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of September 30, 2026, the 2025 Subordinated Notes (as defined below) totaling $85,000 are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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

Credit Facilities
Revolving Credit Facility
On October 20, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800,000, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, the Company has increased the facility amount multiple times under the accordion and more recently through an amendment to $845,000 of aggregate commitments as of September 30, 2026.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
On November 25, 2025, the Company amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 31, 2028 to November 25, 2029, (ii) extend the stated maturity date from October 31, 2029 to November 25, 2030, (iii) increase the total facility size to an aggregate amount of $845,000, (iv) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1,100,000, (v) reduce the applicable margin (a) with respect to any alternate base rate ("ABR") Loan (as described in the Revolving Credit Agreement), from 1.25% to 1.00% per annum (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or Risk Free Rate ("RFR") Loan, from 2.25% to 2.00% per annum, (vi) remove the Rating Condition (as described in the Revolving Credit Agreement) on the applicable margin, (vii) increase the minimum obligors’ net worth test, and (viii) reduce the unused commitment fee to (i) 0.50% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are less than or equal to 35% of the facility amount and (ii) 0.375% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are greater than 35% of the facility amount.
As of September 30, 2026 and December 31, 2025, the Company had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $33,000 and $521,800, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40,000 ($27,789 in U.S. dollars) and AUD 40,000 ($26,694 in U.S. dollars), respectively, and Great Britain pounds of £27,000 ($35,817 in U.S. dollars) and £40,000 ($53,902 in U.S. dollars), respectively, and Euros of €27,472 ($31,126 in U.S. dollars) and €27,472 ($32,270 in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $133 and $1,704 for the three and nine months ended September 30, 2026, respectively, and $1,144 and $(8,903) for the three and nine months ended September 30, 2025, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.8%, respectively.
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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.
SPV Credit Facilities
SPV Credit Facility
The Company has a $575,000 SPV Credit Facility, as amended from time to time, with KeyBank National Association, as agent, through the Company’s wholly-owned subsidiary, the SPV. The Company’s ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 72% of the principal balance of its portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. On February 10, 2026, the Company entered into an amendment to the SPV Credit Facility to, among other things, (i) increase the total facility amount from an aggregate amount of $450,000 to an aggregate amount of $575,000; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1,000,000; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.50% per annum; (iv) extend the reinvestment period to February 10, 2029; (v) extend the maturity date to February 10, 2031; and (vi) reduce the unused commitment fee to 0.35% per annum on any unused portion of the SPV Credit Facility.
Distributions from the SPV to the Company are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV as collateral for the SPV Credit Facility was $614,913 and $583,700, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
After the February 10, 2026 amendment, and during the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 1.90% to a maximum of 2.20%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 2.50%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% per annum on any unused portion of the SPV Credit Facility. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 6.3%, respectively.
Borrowings under the SPV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, the Company and SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
SPV II Credit Facility
On December 20, 2022, the Company entered into the SPV II Credit Facility with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100,000, and included an accordion feature, which allowed the Company, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, the Company entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690,000; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s investments held in SPV II as collateral for the SPV II Credit Facility was $1,028,347 and $918,299, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period, and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 5.9%, respectively.
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
As of September 30, 2026 and December 31, 2025, the Company and SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.
SPV III Credit Facility
On March 28, 2024, the Company entered into the SPV III Credit Facility with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed the Company, through SPV III, to borrow an aggregate principal amount of $100,000, and includes an accordion feature which allows the Company, under certain circumstances, to increase the total size of the facility to $250,000 upon request to the administrative agent and with consent of the lenders. On March 7, 2025, the Company amended the SPV III Credit Facility to increase the facility amount to $200,000. The Company's ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the principal balance of its portfolio company investments, depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV III as collateral for the SPV III Credit Facility was $369,400 and $266,769, respectively, and these investments are identified on the accompanying consolidated schedules of investments.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 5.7%, respectively.
Borrowings under the SPV III Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, the Company and SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
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
Under the terms of the SPV IV Credit Facility, as amended from time to time, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through March 17, 2029. The SPV IV Credit Facility matures on March 17, 2031, unless terminated earlier at the election of the Company, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in SPV IV as collateral for the SPV IV Credit Facility was $415,781 and $399,458, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 5.9%, respectively.
Borrowings under the SPV IV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, the Company and SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.

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
Under the terms of the SPV V Credit Facility, as amended from time to time, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through March 17, 2029. The SPV V Credit Facility matures on March 17, 2031, unless terminated earlier at the Company's election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in SPV V as collateral for the SPV V Credit Facility was $346,222 and $301,767, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.9% and 5.8%, respectively.
Borrowings under the SPV V Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, the Company and SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, the Company completed a $425,000 asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261,375 of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44,625 of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36,125 of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82,875 of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). The Company retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the Company’s consolidated statements of assets and liabilities. As of both September 30, 2026 and December 31, 2025, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.

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
As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2022 Issuer as collateral was $225,967 and $312,260, respectively, and these investments are identified on the consolidated schedule of investments. As of both September 30, 2026 and December 31, 2025, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both September 30, 2026 and December 31, 2025, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to the Company are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of September 30, 2026 and December 31, 2025, the Company and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.
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
On November 21, 2024, the Company and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160,750 of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163,200 which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25,100 of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25,500 which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20,400 which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65,319 to $45,900, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and the Company continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both September 30, 2026 and December 31, 2025, the 2023 Subordinated Notes were eliminated in consolidation.
As of September 30, 2026 and December 31, 2025, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.1% and 6.2%, respectively. As of both September 30, 2026 and December 31, 2025, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both September 30, 2026 and December 31, 2025, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.

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
As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2023 Issuer as collateral was $255,525 and $252,049, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to the Company are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of September 30, 2026 and December 31, 2025, the Company and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.
2025 Asset-Backed Securitization
On December 18, 2025, the Company completed a $500,000 asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary of the Company, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320,000 of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55,000 of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40,000 of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85,000 of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). The Company retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of September 30, 2026 and December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.
As of both September 30, 2026 and December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of both September 30, 2026 and December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of both September 30, 2026 and December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.
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
As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2025 Issuer as collateral was $496,822 and $486,775, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to the Company are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of September 30, 2026 and December 31, 2025, the Company and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.

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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
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
Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2026 and December 31, 2025, the Company had $42,000 in aggregate principal amount of July 2028 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
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
Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2026 and December 31, 2025, the Company had $100,000 in aggregate principal amount of November 2028 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.

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
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2026 and December 31, 2025, the Company had $100,000 in aggregate principal amount of December 2028 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2026 and December 31, 2025, the Company had $156,000 in aggregate principal amount of July 2029 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2026 and December 31, 2025, the Company had $48,000 in aggregate principal amount of September 2029 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.

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
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, the Company is obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of the company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of both September 30, 2026 and December 31, 2025, the Company had $161,000 in aggregate principal amount of July 2030 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Company’s interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
	2026	2025
Interest expense - Revolving Credit Facility	$3,500	$6,107
Interest expense - SPV Credit Facility	4,659	4,295
Interest expense - SPV II Credit Facility	10,095	5,886
Interest expense - SPV III Credit Facility	2,344	3,137
Interest expense - SPV IV Credit Facility	3,580	5,346
Interest expense - SPV V Credit Facility	3,248	3,828
Interest expense - 2022 ABS	1,871	2,541
Interest expense - 2023 ABS	3,702	3,952
Interest expense - 2025 ABS	6,856	—
Interest expense - July 2028 Notes	651	586
Interest expense - November 2028 Notes	2,355	2,355
Interest expense - December 2028 Notes	2,355	2,355
Interest expense - July 2029 Notes	2,913	2,914
Interest expense - September 2029 Notes	896	896
Interest expense - July 2030 Notes	2,644	2,380
Amortization of debt issuance costs	2,811	2,156
Total interest and other debt financing expenses	$54,480	$48,734
Average debt outstanding	$3,179,376	$2,703,365
Average stated interest rate	6.4%	6.8%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	Nine months ended September 30,
	2026	2025
Interest expense - Revolving Credit Facility	$14,324	$23,111
Interest expense - SPV Credit Facility	12,589	12,442
Interest expense - SPV II Credit Facility	29,344	11,912
Interest expense - SPV III Credit Facility	7,208	7,474
Interest expense - SPV IV Credit Facility	9,954	15,283
Interest expense - SPV V Credit Facility	8,948	6,533
Interest expense - 2022 ABS	6,293	8,250
Interest expense - 2023 ABS	10,999	11,770
Interest expense - 2025 ABS	20,279	—
Interest expense - July 2028 Notes	1,953	586
Interest expense - November 2028 Notes	7,065	7,065
Interest expense - December 2028 Notes	7,065	7,065
Interest expense - July 2029 Notes	8,739	8,740
Interest expense - September 2029 Notes	2,688	2,690
Interest expense - July 2030 Notes	7,945	2,380
Amortization of debt issuance costs	8,013	7,298
Total interest and other debt financing expenses	$163,406	$132,599
Average debt outstanding	$3,252,429	$2,428,495
Average stated interest rate	6.4%	6.9%

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both September 30, 2026 and December 31, 2025, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on foreign currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2026 and December 31, 2025.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	282	10/6/2026	$—	$(13)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/11/2026	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	273	1/5/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	321	3/11/2027	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	262	4/5/2027	—	(14)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/11/2027	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	263	7/2/2027	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	9/13/2027	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	10/5/2027	—	(17)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	12/13/2027	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	266	1/5/2028	—	(18)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	324	3/13/2028	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	268	4/5/2028	—	(20)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	328	6/13/2028	—	(15)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	32,268	7/5/2028	—	(2,472)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	443	10/5/2026	6	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	484	1/5/2027	6	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	474	4/5/2027	6	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	481	7/6/2027	6	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	12,777	8/16/2027	—	(146)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	10/5/2027	7	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	1/4/2028	7	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	348	4/4/2028	6	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	346	7/5/2028	6	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	351	10/3/2028	5	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	15,629	1/3/2029	224	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	356	10/6/2026	—	(28)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	44	11/10/2026	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	354	1/6/2027	—	(27)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	2/10/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	343	4/6/2027	—	(26)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	345	7/6/2027	—	(26)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	50	8/10/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	347	10/6/2027	—	(26)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	51	11/10/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	359	1/6/2028	—	(26)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	52	2/10/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	49	5/10/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	EUR	2,500	8/10/2028	73	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	93	10/5/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	10/6/2026	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	104	1/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	266	1/6/2027	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	101	4/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	258	4/6/2027	—	(11)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	7/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	259	7/6/2027	—	(12)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	10/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	103	1/5/2028	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	102	4/5/2028	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	66	7/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	GBP	4,274	10/4/2028	—	(88)	Net unrealized loss on foreign currency forward contracts
				$359	$(3,136)

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
For the three and nine months ended September 30, 2026, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $62 and $395, respectively. For the three and nine months ended September 30, 2026, the Company recognized net realized gain (loss) on foreign currency forward contracts of $(82) and $(248), respectively.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared and paid during the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date (1)	Dividend Type	Amount Per Share	Distribution Declared
Nine months ended September 30, 2026
January 22, 2026	January 23, 2026	January 28, 2026	Regular	$0.075	$21,853
February 20, 2026	February 23, 2026	February 25, 2026	Regular	0.075	22,123
March 20, 2026	March 23, 2026	March 26, 2026	Regular	0.071	20,140
April 20, 2026	April 21, 2026	April 28, 2026	Regular	0.071	20,348
May 21, 2026	May 21, 2026	May 27, 2026	Regular	0.071	20,497
June 22, 2026	June 23, 2026	June 25, 2026	Regular	0.068	18,809
July 20, 2026	July 21, 2026	July 29, 2026	Regular	0.068	18,944
August 20, 2026	August 21, 2026	August 27, 2026	Regular	0.068	19,115
September 21, 2026	September 22, 2026	September 28, 2026	Regular	0.068	18,295
Total distributions declared				$0.635	$180,124

Nine months ended September 30, 2025
January 9, 2025	January 15, 2025	March 31, 2025	Regular	$0.090	$17,883
January 9, 2025	February 14, 2025	March 31, 2025	Regular	0.090	17,883
January 9, 2025	March 14, 2025	March 31, 2025	Regular	0.090	17,884
April 7, 2025	April 15, 2025	June 30, 2025	Regular	0.090	21,291
April 7, 2025	May 15, 2025	June 30, 2025	Regular	0.090	21,291
April 7, 2025	June 16, 2025	June 30, 2025	Regular	0.080	19,664
July 3, 2025	July 15, 2025	September 26, 2025	Regular	0.090	22,358
July 3, 2025	August 15, 2025	September 26, 2025	Regular	0.090	22,358
July 3, 2025	September 15, 2025	September 26, 2025	Regular	0.080	21,654
Total distributions declared				$0.790	$182,266
_________________________________________
(1)The portion of the Company’s distribution that is to be reinvested pursuant to the DRIP is issued to the Company’s stockholders on the payment date.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the Company’s distributions reinvested during the nine months ended September 30, 2026 and 2025:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2026
January 28, 2026	$9.87	1,004,149	$9,911
February 25, 2026	$9.87	1,016,875	10,037
March 26, 2026	$9.80	918,699	9,003
April 28, 2026	$9.78	914,478	8,944
May 27, 2026	$9.77	915,238	8,941
June 25, 2026	$9.77	849,512	8,300
July 29, 2026	$9.77	855,609	8,359
August 27, 2026	$9.77	841,163	8,218
September 28, 2026	$9.75	819,872	7,993
Total distributions reinvested		8,135,595	$79,706

Payment Date (1)	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2025
March 31, 2025	$10.37	2,292,918	$23,777
June 30, 2025	$10.33	2,609,084	26,952
September 26, 2025	$10.25	2,809,773	28,800
Total distributions reinvested		7,711,775	$79,529
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
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
As of September 30, 2026, the total number of shares of all classes of capital stock that the Company has the authority to issue was 600,000,000 shares of common stock, par value $0.001 per share.

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the issuance of shares during the nine months ended September 30, 2026 and 2025:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
April 1, 2026	$9.78	2,014,437	19,701
May 1, 2026	$9.77	1,174,995	11,480
June 1, 2026	$9.77	1,222,087	11,939
July 1, 2026	$9.77	1,145,836	11,195
August 3, 2026	$9.77	1,664,638	16,264
September 1, 2026	$9.75	964,518	9,404
Total		18,350,803	$180,103

Date (1)	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2025
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	$10.33	10,639,149	109,903
September 2, 2025	$10.19	22,257,960	226,808
Total		69,237,928	$713,565
_________________________________________
(1)The Company began monthly closings for its private offering in October 2025. Prior to October 2025, closings for its private offering were held quarterly.
During the nine months ended September 30, 2026 and 2025, the Company also issued 8,135,595 and 7,711,775 shares, with an aggregate value of $79,706 and $79,529, respectively, under the DRIP as disclosed in Note 9.
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables summarize the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program during the nine months ended September 30, 2026 and 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2026
February 27, 2026	$9.87	15,199,220	$150,016
May 29, 2026 (1)	$9.77	14,229,101	139,018
August 31, 2026 (2)	$9.77	13,872,176	135,531
Total		43,300,497	$424,565
_________________________________________
(1)The Company accepted for purchase 14,229,101 shares on a pro rata basis based on the number of tendered shares in accordance with the terms of the offer to repurchase and Rule 13e-4(f)(1) under the Securities Exchange Act of 1934, as amended.
(2)The Company accepted for purchase 13,872,176 shares on a pro rata basis based on the number of tendered shares in accordance with the terms of the offer to repurchase and Rule 13e-4(f)(1) under the Securities Exchange Act of 1934, as amended.

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2025
March 28, 2025	$10.37	774,968	$8,037
May 28, 2025	$10.33	1,391,450	14,373
September 19, 2025	$10.19	3,773,412	38,451
Total		5,939,830	$60,861

Note 11. Commitments and Contingencies
Commitments: As of September 30, 2026 and December 31, 2025, the Company had $876,048 and $1,248,056, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Company’s available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of September 30, 2026.
The table below presents outstanding commitments to fund investments in current portfolio companies as of September 30, 2026 and December 31, 2025:

Portfolio Company	September 30, 2026	December 31, 2025
601 Lafayette Mezz LLC (Delayed Draw)	$7,813	$17,968
95 Percent Buyer, LLC (Revolver)	n/a	809
A360, Inc. (Delayed Draw)	2,958	3,993
A360, Inc. (Revolver)	2,218	2,115
Accelevation LLC (Delayed Draw)	854	1,869
Accelevation LLC (Revolver)	3,995	3,329
Adept AG Holdings, LLC (Delayed Draw)	33	n/a
Air Transport Components Acquisition, LLC (Delayed Draw)	n/a	4,200
Air Transport Components Acquisition, LLC (Revolver)	2,100	2,100

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Aligned Exteriors Group Holdco, LLC (Delayed Draw)	n/a	10,000
Aligned Exteriors Group Holdco, LLC (Revolver)	1,667	1,667
Alpine Pet OpCo, LLC (Delayed Draw)	11,000	11,000
Alpine Pet OpCo, LLC (Revolver)	8,800	8,800
Alta Pest Control, LLC (Delayed Draw)	2,600	3,760
Alta Pest Control, LLC (Revolver)	2,000	2,000
Ambient Enterprises Holdco, LLC (Delayed Draw)	n/a	3,493
Ambient Enterprises Holdco, LLC (Delayed Draw)	n/a	4,311
Ambient Enterprises Holdco, LLC (Revolver)	762	1,642
American Broadband and Telecommunications Company LLC (Revolver)	1,112	743
American Community Homes, Inc. (Revolver)	2,500	n/a
Angel Lux Bidco S.A.R.L. (Delayed Draw)	2,710	n/a
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	2,885
Animal Dermatology Group, Inc. (Delayed Draw)	n/a	20,164
Animal Dermatology Group, Inc. (Revolver)	2,500	2,500
Appriss Health, LLC (Revolver)	433	433
Aras Corporation (Revolver)	742	472
Arax Midco, LLC (Delayed Draw)	n/a	5,355
Arax Midco, LLC (Revolver)	n/a	1,112
Archtop Fiber Intermediate LLC (Delayed Draw)	19,060	27,857
Arcserve Cayman Opco LP (Delayed Draw)	1,415	1,029
ASG III, LLC (Delayed Draw)	n/a	11,944
ASG III, LLC (Revolver)	3,158	3,158
Assembly Buyer, LLC (Delayed Draw)	853	853
Assembly Buyer, LLC (Delayed Draw)	7,111	7,111
Assembly Buyer, LLC (Revolver)	2,667	2,667
Asset Reliability Bidco, Inc. (Delayed Draw)	n/a	7,454
Asset Reliability Bidco, Inc. (Revolver)	2,982	2,982
Attom Intermediate Holdco, LLC (Delayed Draw)	15,094	15,095
Attom Intermediate Holdco, LLC (Revolver)	3,728	3,972
Automated Industrial Robotics US HoldCo Inc. (Delayed Draw)	7,087	7,139
Automated Industrial Robotics US HoldCo Inc. (Revolver)	4,444	4,444
Band Finance LLC and Anderson Global Luxembourg SCSp (Delayed Draw)	n/a	4,970
Band Finance LLC and Anderson Global Luxembourg SCSp (Revolver)	n/a	4,693
Baystate Sewage Disposal, LLC (Delayed Draw)	278	1,138
Baystate Sewage Disposal, LLC (Revolver)	1,012	1,012
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	6,500	n/a
BCTO Bobsled Purchaser, Inc. (Revolver)	1,950	n/a
Beckway Acquisition, Inc. (Delayed Draw)	5,714	5,714
Beckway Acquisition, Inc. (Revolver)	1,429	1,429
Bench Walk Lead, LLC (Delayed Draw)	3,576	4,400

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Bloomerang, LLC (Delayed Draw)	3,200	3,186
Bloomerang, LLC (Revolver)	2,400	1,600
BLP Buyer, Inc. (Revolver)	6,849	1,624
Bluesight, Inc. (Revolver)	5,565	5,217
BTR Opco LLC (Delayed Draw)	4	193
BTRS Holdings Inc. (Revolver)	1,933	1,933
Buck Design LLC (Delayed Draw)	n/a	4,314
Buck Design LLC (Revolver)	1,557	3,120
Calienger Holdings, L.L.C. (Delayed Draw)	2,831	2,831
Calienger Holdings, L.L.C. (Revolver)	909	909
Caputo Cheese Interco Corp. (Revolver)	1,500	1,750
Caravel Autism Health, LLC (Delayed Draw)	6,639	6,639
Caravel Autism Health, LLC (Revolver)	6,840	9,000
Catalyst Data Holdings, Inc. (Delayed Draw)	n/a	400
Catalyst Data Holdings, Inc. (Delayed Draw)	9,900	9,900
Catalyst Data Holdings, Inc. (Delayed Draw)	2,341	9,667
Catalyst Data Holdings, Inc. (Equity Commitment)	835	835
Catalyst Data Holdings, Inc. (Revolver)	1,749	3,300
Cdata Software, Inc. (Delayed Draw)	n/a	3,616
Cdata Software, Inc. (Delayed Draw)	2,405	4,255
Cdata Software, Inc. (Revolver)	5,772	5,106
Chess.com, LLC (Revolver)	n/a	1,413
ClearCapital Holdings, LLC (Delayed Draw)	618	3,431
ClearCapital Holdings, LLC (Revolver)	1,620	1,620
ClearlyRated Capital, LLC (Delayed Draw)	789	1,077
Cloud for Good, LLC (Delayed Draw)	9,500	12,500
Cloud for Good, LLC (Revolver)	4,000	4,000
Clydesdale Holdings, LLC (Revolver)	4,523	4,523
Cohere Beauty, Phoenix LLC (Revolver)	889	1,333
Cornerstone Caregiving, LLC (Revolver)	2,128	n/a
Cosmos Bidco, Inc. (Delayed Draw)	5,379	5,379
Cosmos Bidco, Inc. (Revolver)	2,475	5,625
Cpex Purchaser, LLC (Delayed Draw)	n/a	1,574
Cpex Purchaser, LLC (Delayed Draw)	292	n/a
Cpex Purchaser, LLC (Delayed Draw)	1,020	n/a
Cpex Purchaser, LLC (Revolver)	n/a	1,742
DataOnline Corp. (Revolver)	n/a	1,110
Dorado Acquisition, Inc. (Revolver)	n/a	1,670
Douglas Holdings, Inc. (Delayed Draw)	n/a	4,766
Douglas Holdings, Inc. (Delayed Draw)	n/a	821
Douglas Holdings, Inc. (Revolver)	2,384	2,166
Drawbridge Partners, LLC (Delayed Draw)	475	396
Drawbridge Partners, LLC (Revolver)	3,130	2,609

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	n/a	270
ecMarket Inc. and Conexiom US Inc. (Delayed Draw)	670	n/a
ecMarket Inc. and Conexiom US Inc. (Revolver)	2,067	2,067
Ecotrak, LLC (Delayed Draw)	n/a	268
Ecotrak, LLC (Revolver)	n/a	1,132
E-Discovery Acquireco, LLC (Revolver)	727	1,273
Edustaff, LLC (Revolver)	2,364	2,364
Einstein Parent, INC. (Revolver)	3,738	3,738
EMCO Holdco LLC (Delayed Draw)	8,440	8,440
EMCO Holdco LLC (Revolver)	11,037	11,037
Engineered Metal Solutions, Inc. (Revolver)	1,548	1,737
Epika Fleet Services, Inc. (Delayed Draw)	n/a	6,899
Epika Fleet Services, Inc. (Revolver)	8,234	9,936
EverService Midco, LLC (Revolver)	8,919	8,919
EverView AcquisitionCo, Inc. (Delayed Draw)	6,385	6,385
EverView AcquisitionCo, Inc. (Revolver)	4,789	4,789
Excel Testing and Engineering Holdings LLC (Delayed Draw)	3,800	5,000
Excel Testing and Engineering Holdings LLC (Revolver)	555	1,000
Excelligence Learning Corporation (Revolver)	2,586	2,860
Express Wash Acquisition Company, LLC (Revolver)	1,103	1,103
FH BMX Buyer, Inc. (Delayed Draw)	n/a	2,059
FH BMX Buyer, Inc. (Delayed Draw)	4,267	6,933
Fiasco Enterprises, LLC (Revolver)	1,750	1,750
FLEET Response, LLC (Revolver)	1,897	n/a
FLEET Response, LLC (Revolver)	n/a	379
FR Panther Intermediate, LLC (Delayed Draw)	2,711	n/a
FR Panther Intermediate, LLC (Revolver)	972	n/a
FR Panther Intermediate, LLC (Equity Commitment)	760	n/a
Freedom U.S. Acquisition Corporation (Revolver)	5,100	5,100
Fueled Digital Media, LLC (Revolver)	81	81
Gas Media Holdings, LLC (Delayed Draw)	12,214	12,214
Gas Media Holdings, LLC (Revolver)	2,386	4,772
GBP CSTA Buyer LLC (Revolver)	333	444
GC Champion Acquisition LLC (Delayed Draw)	n/a	3,430
Guardian Restoration Partners Buyer, LLC (Delayed Draw)	n/a	3,291
Guardian Restoration Partners Buyer, LLC (Revolver)	1,400	520
Harlem Acquisition, LLC (Delayed Draw)	n/a	4,084
Harlem Acquisition, LLC (Delayed Draw)	2,042	n/a
Harlem Acquisition, LLC (Revolver)	2,634	5,181
Hart Halsey, LLC (Delayed Draw)	4,159	4,841
Hart Halsey, LLC (Delayed Draw)	7,500	7,500
Hart Halsey, LLC (Revolver)	1,050	750

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Helping Hands Childrens Services Management, LLC (Delayed Draw)	673	4,600
Helping Hands Childrens Services Management, LLC (Revolver)	2,300	2,300
Honk Technologies, Inc. (Revolver)	500	n/a
Hostaway Midco Oy (Delayed Draw)	5,000	5,000
Hostaway Midco Oy (Revolver)	4,167	4,167
Huckabee Acquisition, LLC (Delayed Draw)	n/a	6,522
Huckabee Acquisition, LLC (Revolver)	1,957	3,913
IF & P Holdings Company, LLC (Delayed Draw)	n/a	959
IF & P Holdings Company, LLC (Revolver)	2,670	1,015
IMMEC Buyer (Delayed Draw)	n/a	4,248
IMMEC Buyer (Revolver)	1,912	1,912
Independence Buyer, Inc. (Delayed Draw)	n/a	n/a
Independence Buyer, Inc. (Revolver)	n/a	241
Innovative Artists Entertainment, LLC (Equity Commitment)	1,091	1,091
Innovative Artists Entertainment, LLC (Revolver)	2,225	2,225
InsideRE, LLC (Delayed Draw)	296	385
InsideRE, LLC (Revolver)	450	675
Interstate BidCo, LLC (Delayed Draw)	12,397	12,397
Interstate BidCo, LLC (Revolver)	3,125	3,125
Intertek Group Plc (Delayed Draw)	138	n/a
Ivex Holdco Inc. and Induspac Holdco Inc. (Delayed Draw)	3,723	6,114
Ivex Holdco Inc. and Induspac Holdco Inc. (Revolver)	3,411	1,331
Izzio Artisan Bakery, LLC (Delayed Draw)	1,657	12,014
J2 BWA Funding III, LLC (Delayed Draw)	3,245	3,663
J2 BWA Funding III, LLC (Equity Commitment)	n/a	565
J2 BWA Funding LLC (Revolver)	n/a	42
JDX Studio, LLC (Delayed Draw)	799	799
JDX Studio, LLC (Revolver)	2,398	2,398
Jesse Studio Mezz, LLC (Delayed Draw)	n/a	3,629
Jobnimbus Holdings, LLC (Delayed Draw)	7,111	7,111
Jobnimbus Holdings, LLC (Revolver)	5,333	5,333
Jumpstart Holdco, Inc. (Delayed Draw)	2,714	5,652
K2 Services Venture LLC (Revolver)	4,295	7,976
Key Container Borrower, LLC (Delayed Draw)	1,905	n/a
Key Container Borrower, LLC (Equity Commitment)	556	n/a
Key Container Borrower, LLC (Revolver)	1,270	n/a
KL Moon Acquisition, LLC (Revolver)	1,138	379
Learn-It Systems, LLC (Delayed Draw)	8,395	12,528
Learn-It Systems, LLC (Delayed Draw)	2,733	2,733
Learn-It Systems, LLC (Revolver)	5,465	6,832
Liberty Safe Intermediate LLC (fka Independence Buyer, Inc.) (Revolver)	465	n/a
Lifted Trucks Holdings, LLC (Revolver)	2,563	1,984

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Light Wave Dental Management, LLC (Revolver)	1,616	380
LJ Blueprint Buyer, LLC (Delayed Draw)	8,611	n/a
LJ Blueprint Buyer, LLC (Revolver)	4,306	n/a
Long Grove Pharmaceuticals, LLC (Delayed Draw)	14,000	14,000
Madison Logic Holdings, Inc. (Revolver)	635	635
Maltese Diplomat Owner 100 LLC (Delayed Draw)	25	329
Mammoth Holdings, LLC (Revolver)	2,168	2,059
Matterhorn Finco, Inc. (Revolver)	667	n/a
MB Purchaser, LLC (Delayed Draw)	n/a	3,213
MB Purchaser, LLC (Revolver)	3,785	3,785
MC Voyager SPV II LLC (Equity Commitment)	10,353	24,478
MEI Buyer LLC (Delayed Draw)	4,881	6,710
MEI Buyer LLC (Revolver)	3,474	5,253
Milrose Consultants, LLC (Revolver)	n/a	1,154
Mindbody, Inc. (Revolver)	n/a	2,305
Mission Critical Group, LLC (Delayed Draw)	n/a	1,356
Mission Critical Group, LLC (Revolver)	n/a	1,211
Mooring Primary, LLC (Delayed Draw)	6,333	6,333
Mooring Primary, LLC (Revolver)	5,067	6,333
Narrative Strategies Acquisition, LLC (Delayed Draw)	3,634	3,634
Narrative Strategies Acquisition, LLC (Revolver)	1,211	1,211
Nastel Technologies, LLC (Revolver)	368	368
Nasuni Corporation (Revolver)	1,875	3,125
NationsBenefits, LLC (Delayed Draw)	4,331	15,102
NBPT Acquisition LLC (Delayed Draw)	7,087	7,410
NBPT Acquisition LLC (Equity Commitment)	884	884
NBPT Acquisition LLC (Revolver)	1,888	2,360
Nellson Nutraceutical, LLC (Delayed Draw)	1,953	1,953
Nellson Nutraceutical, LLC (Revolver)	2,734	3,984
NFM & J, L.P. (Revolver)	2,856	3,428
Niteo Products, LLC (Revolver)	3,815	4,578
Northeast Contracting Company, LLC (Revolver)	1,500	1,250
NQ PE Project Colosseum Midco Inc. (Revolver)	2,262	1,825
OG Crimson Parent, Inc. (Delayed Draw)	66	n/a
Onix Networking Corp. (Revolver)	5,000	5,000
OPOC Acquisition, LLC (Delayed Draw)	2,058	2,648
OPOC Acquisition, LLC (Revolver)	1,204	1,204
Optomi, LLC (Revolver)	3,189	1,594
Ossio, Inc. (Delayed Draw)	n/a	n/a
OWL Acquisition, LLC (Delayed Draw)	1,283	1,283
OWL Acquisition, LLC (Revolver)	2,984	3,403
PAI Middle Tier, LLC (Revolver)	3,389	3,227
Palmdale Oil Company LLC (Delayed Draw)	4,348	4,348

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Palmdale Oil Company LLC (Delayed Draw)	n/a	1,304
Parkhub, Inc. (Delayed Draw)	n/a	392
Parkhub, Inc. (Delayed Draw)	1,291	171
Parkhub, Inc. (Delayed Draw)	2,626	7,878
Parkhub, Inc. (Revolver)	4,713	4,713
PC Pest Buyer, LLC (Delayed Draw)	n/a	9,466
PC Pest Buyer, LLC (Revolver)	6,422	8,400
Phia Purchaser, LLC (Delayed Draw)	2,041	2,041
Phia Purchaser, LLC (Revolver)	1,225	1,225
PNE Interco LLC (Delayed Draw)	884	884
PNE Interco LLC (Revolver)	3,539	5,899
PrecisionX Group, LLC (Revolver)	n/a	2,402
Premier Roofing L.L.C. (Revolver)	159	n/a
Premier Roofing L.L.C. (Revolver)	n/a	578
PRGX Global, Inc. (Revolver)	2,375	2,375
Project Accelerate Parent, LLC (Revolver)	3,125	3,125
Project Evergreen Buyer, Inc. (Delayed Draw)	181	n/a
Project Tahoe Acquisition Corporation (Revolver)	4,229	n/a
Protecht Group Holdings Pty Ltd (Delayed Draw)	n/a	5,338
Protecht Group Holdings Pty Ltd (Delayed Draw)	531	2,349
Protecht Group Holdings Pty Ltd (Delayed Draw)	421	n/a
Protecht Group Holdings Pty Ltd (Revolver)	667	1,068
Protecht Group Holdings Pty Ltd (Revolver)	1,600	1,600
Prototek LLC (Revolver)	468	921
Pursuit Buyer, LLC (Delayed Draw)	518	n/a
Pursuit Buyer, LLC (Delayed Draw)	5,800	n/a
Pursuit Buyer, LLC (Revolver)	4,350	n/a
Quest Resource Management Group, LLC (Delayed Draw)	6,944	6,944
Rampart Exterior Services Buyer, Inc. (Revolver)	n/a	2,679
Randys Holdings, Inc. (Delayed Draw)	n/a	1,048
Randys Holdings, Inc. (Revolver)	1,534	2,273
Really Great Reading Company, Inc. (Revolver)	3,200	3,200
RC & CY New Orleans Sole Member, LLC (Delayed Draw)	1,713	n/a
Recycled Plastics Industries, LLC (Revolver)	n/a	446
Relevant Industrial, LLC (Delayed Draw)	814	7,190
Relevant Industrial, LLC (Delayed Draw)	3,804	3,804
Relevant Industrial, LLC (Revolver)	3,043	2,739
Relevate Health Group, LLC (Revolver)	n/a	789
Resin Solutions LLC (Delayed Draw)	n/a	2,241
Resin Solutions LLC (Revolver)	1,222	1,222
Rita's Franchise Company, LLC (Revolver)	1,799	1,799
Ro Health, LLC (Revolver)	n/a	747
SCP ADV Infusion Purchaser, LLC (Delayed Draw)	2,568	2,568

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
SCP ADV Infusion Purchaser, LLC (Revolver)	4,622	4,622
SCP Baked Goods Holdings, LLC (Delayed Draw)	n/a	3,750
SCP Baked Goods Holdings, LLC (Delayed Draw)	4,167	n/a
SCP Baked Goods Holdings, LLC (Revolver)	1,250	1,250
SCP Eye Care Holdco, LLC (Delayed Draw)	n/a	1,710
SCP Eye Care Holdco, LLC (Revolver)	582	1,442
SCP Intermediate Holdings, LLC (Delayed Draw)	3,947	3,947
SDG Corporation (Delayed Draw)	2,727	2,727
SDG Corporation (Revolver)	1,364	2,046
SDG Mgmt Company, LLC (Delayed Draw)	n/a	5,845
SDG Mgmt Company, LLC (Revolver)	1,486	1,486
Securly, Inc. (Revolver)	n/a	646
Seran BioScience, LLC (Revolver)	n/a	356
SheerTrans Solutions, LLC (Revolver)	920	740
SHOOK Research, LLC (Revolver)	2,875	2,875
Signiant Inc. (Revolver)	1,875	1,875
SingleStore, Inc. (Delayed Draw)	2,965	8,319
SingleStore, Inc. (Revolver)	8,488	8,488
SIP Care Services, LLC (Revolver)	n/a	380
Sparq Holdings, Inc. (Revolver)	266	177
Spherix Global Inc. (Revolver)	n/a	250
Sports Operating Holdings II, LLC (Revolver)	n/a	1,500
StarCompliance MidCo, LLC (Revolver)	n/a	2,583
Steel City Wash, LLC (Delayed Draw)	n/a	3,158
Steel City Wash, LLC (Revolver)	779	1,242
Streamland Media MidCo LLC (Delayed Draw)	n/a	35
Summit Professional Education, LLC (Delayed Draw)	6,769	7,357
Summit Professional Education, LLC (Revolver)	834	1,471
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Delayed Draw)	n/a	6,000
Summit Restoration Group, LLC (fka Water Buyer, LLC) (Revolver)	3,000	2,600
Sundy Village West Mezz Borrower, LLC (Delayed Draw)	n/a	3,930
Sunstates Security, LLC (Delayed Draw)	n/a	6,667
Talent Systems, LLC (Revolver)	933	933
Tavoron Buyer Corp. (Delayed Draw)	n/a	6,958
Tavoron Buyer Corp. (Revolver)	150	195
Tavoron Buyer Corp. (Revolver)	1,218	1,338
Tax Protection BuyCo, LLC (Delayed Draw)	4,706	4,706
Tax Protection BuyCo, LLC (Revolver)	5,882	5,882
The Black Tux, LLC (Delayed Draw)	n/a	1,104
The Black Tux, LLC (Revolver)	1,167	1,944
The Companion Brands Company LLC (fka The Kyjen Company, LLC) (Revolver)	168	n/a
The Gersh Agency, LLC (Delayed Draw)	9,510	12,270

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
The Gersh Agency, LLC (Revolver)	1,416	1,468
The Gersh Agency, LLC (Revolver)	1,816	1,686
The Kyjen Company, LLC (Revolver)	n/a	315
The Smilist DSO, LLC (Delayed Draw)	1,162	1,954
The Smilist DSO, LLC (Revolver)	228	1,974
TigerConnect, Inc. (Revolver)	1,857	1,429
Tiugo Group Holdings Corp (Delayed Draw)	14,718	13,178
Tiugo Group Holdings Corp (Revolver)	7,359	6,589
TJ Management HoldCo LLC (Revolver)	414	n/a
Together Women's Health, LLC (Delayed Draw)	7,244	7,244
Together Women's Health, LLC (Revolver)	1,552	1,552
Touchmath Acquisition LLC (Revolver)	n/a	1,429
Triad Financial Services, Inc. (Equity Commitment)	28,514	34,952
Trident Maritime Systems, Inc. (Revolver)	n/a	n/a
Trilon Group, LLC (Delayed Draw)	n/a	7,313
Trilon Group, LLC (Revolver)	n/a	4,874
Ultra Clean Holdco LLC (Delayed Draw)	n/a	3,750
Ultra Clean Holdco LLC (Revolver)	3,000	3,000
Unanet, Inc. (Delayed Draw)	1,350	1,350
Unanet, Inc. (Delayed Draw)	1,992	1,992
Unanet, Inc. (Revolver)	4,316	4,316
US Fertility Enterprises, LLC (Delayed Draw)	49	n/a
USLIVE OPCO, INC. (Revolver)	2,105	2,105
V10 Entertainment, Inc. (Revolver)	232	n/a
Valkyrie Buyer, LLC (Delayed Draw)	n/a	2,488
Valkyrie Buyer, LLC (Revolver)	3,088	2,386
Valudor Products LLC (Revolver)	427	n/a
Vanterra Holdings, LLC (Delayed Draw)	n/a	21,000
Vanterra Holdings, LLC (Delayed Draw)	5,418	21,000
Vanterra Holdings, LLC (Revolver)	6,300	6,300
Varicent Intermediate Holdings Corporation (Delayed Draw)	2,826	2,826
Varicent Intermediate Holdings Corporation (Delayed Draw)	2,040	3,989
Varicent Intermediate Holdings Corporation (Revolver)	5,776	5,776
Velociti, LLC (Revolver)	1,011	3,789
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	4,900	6,125
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	3,062	3,063
Vhagar Purchaser, LLC (Delayed Draw)	6,667	6,667
Vhagar Purchaser, LLC (Revolver)	2,667	2,667
Volt Bidco, Inc. (Revolver)	n/a	956
WebPT, Inc. (Revolver)	461	67
Whistler Parent Holdings III, Inc. (Revolver)	1,594	663
WPEngine, Inc. (Revolver)	1,650	1,650
XanEdu Publishing, Inc. (Revolver)	1,719	977

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Xpress Wellness, LLC (Delayed Draw)	n/a	8,550
Xpress Wellness, LLC (Revolver)	n/a	2,215
YBR OZ ECE, LLC (Delayed Draw)	1,600	1,600
YBR OZ ECE, LLC (Revolver)	375	375
ZI Intermediate II, Inc. (Revolver)	6,958	6,958
Zodega Landscaping, LLC (Equity Commitment)	1,197	1,197
Zodega Landscaping, LLC (Revolver)	1,091	992
Total Unfunded Portfolio Company Commitments	$876,048	$1,248,056
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

MONROE CAPITAL INCOME PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 12. Financial Highlights
The following are financial highlights for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Per share data:
Net asset value at beginning of period	$9.87	$10.37
Net investment income (1)	0.67	0.74
Net gain (loss) (1)	(0.21)	(0.33)
Net increase (decrease) in net assets resulting from operations (1)	0.46	0.41
Stockholder distributions declared (2)	(0.63)	(0.79)
Other (3)	—	0.04
Net asset value at end of period	$9.70	$10.03
Total net return (4)	4.83%	4.32%
Ratio/Supplemental data:
Net assets at end of period	$2,616,998	$2,705,132
Shares outstanding at end of period	269,863,125	269,714,368
Portfolio turnover (5)	18.79%	14.44%
Ratio of total investment income to average net assets (6)	21.55%	21.13%
Ratio of expenses to average net assets without waivers (6)	12.48%	11.35%
Ratio of expenses to average net assets with waivers (6)	11.92%	11.35%
Ratio of net investment income to average net assets without waivers (6)	9.08%	9.78%
Ratio of net investment income to average net assets with waivers (6)	9.64%	9.78%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2026 and 2025, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)Total net return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested) divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period. Return calculation is not annualized.
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
Note 14. Subsequent Events
The Company has evaluated subsequent events through November 6, 2026, the date on which the consolidated financial statements were issued.
Stock Issuances: On October 1, 2026, the Company sold 839,725 shares for aggregate consideration of $8,145. On November 2, 2026, the Company received proceeds of $8,338 related to an additional share issuance to bring the total consideration the Company has received for stock issuances subsequent to September 30, 2026 to $16,483.
Distributions: On October 20, 2026, the Board declared a distribution of $0.068 per share, which was paid on October 28, 2026 to stockholders of record as of October 21, 2026. The total distribution paid was $18,408, $8,053 of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.70.
Share Repurchases: On October 28, 2026, the Company commenced its normal course quarterly tender offer pursuant to the Share Repurchase Program. The Company offered to purchase up to 13,493,156 shares of its issued and outstanding common stock. This amount represents approximately 5.0% of the Company's common stock outstanding as of September 30, 2026. The tender offer is for a price per share equal to the net asset value per share of the Company's common stock on October 31, 2026, which represents the per share price of the Company's common stock sold in the most recent closing of its offering prior to the expiration of the tender offer. The tender offer will expire at 11:59 P.M., Eastern Time, on November 30, 2026, unless otherwise extended.
The Company feels comfortable with its current state of liquidity and its liquidity management program. Subsequent to September 30, 2026, the Company has had net capital inflows totaling $24,536, comprised of (i) the issuance of shares in connection with its private offerings of $16,483 and (ii) the issuances of shares under the DRIP of $8,053.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Income Plus Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2026. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026 and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We seek to provide investors with attractive risk-adjusted returns and downside protection associated with investing in asset based and secured corporate private credit opportunities in a manner that is decoupled from public markets’ volatility. We seek to provide attractive risk-adjusted returns and downside protection by investing primarily in secured private credit transactions and assets, targeting investments that have significant downside protection through a focus on asset coverage. We expect to invest primarily in: (i) senior secured and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche secured loans (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) and securities; (iii) asset-based loans and securities; (iv) small business loans and leases; (v) structured debt and structured equity; (vi) syndicated loans; (vii) securitized debt and subordinated notes of collateralized loan obligations facilities, asset-backed securities and other securitized products and warehouse loan facilities; (viii) opportunities to acquire illiquid investments from other third-party funds as a result of liquidity constraints resulting from investor redemptions and market dislocations; and (ix) capital investments in the secondary markets. As of September 30, 2026, our portfolio included approximately 85.0% senior secured loans, 0.4% unitranche secured loans, 4.5% junior secured loans and 10.1% equity investments, compared to December 31, 2025, when our portfolio included approximately 87.4% senior secured loans, 0.6% unitranche secured loans, 4.8% junior secured loans and 7.2% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The Asset Purchase Agreement contained certain representations, warranties and covenants of the parties that are customary for agreements of its type. Consummation of the Asset Purchase was subject to certain closing conditions, including (1) requisite approvals of MRCC stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Purchase, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Asset Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the merger agreement between MRCC and HRZN (other than the condition precedent with respect to the Asset Purchase).

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
Stock Issuances and Share Repurchase Program
Stock Issuances: We are currently conducting our second best efforts, continuous private offering of our common stock to “accredited investors” in reliance on exemptions from the registration requirements of the Securities Act (the “Second Private Offering”). At each closing an investor purchases shares of our common stock pursuant to a subscription agreement entered into with us. At each closing, investors are required to fund their full subscription to purchase shares of our common stock.
The following table summarizes the issuance of shares of our common stock pursuant to the Second Private Offering (in thousands except shares and per share data) during the nine months ended September 30, 2026 and 2025:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
April 1, 2026	$9.78	2,014,437	19,701
May 1, 2026	$9.77	1,174,995	11,480
June 1, 2026	$9.77	1,222,087	11,939
July 1, 2026	$9.77	1,145,836	11,195
August 3, 2026	$9.77	1,664,638	16,264
September 1, 2026	$9.75	964,518	9,404
Total		18,350,803	$180,103

Date (1)	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2025
March 20, 2025	$10.37	36,340,819	$376,854
May 19, 2025	$10.33	10,639,149	109,903
September 2, 2025	$10.19	22,257,960	226,808
Total		69,237,928	$713,565
_________________________________________
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
The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program (in thousands except shares and per share data) during the nine months ended September 30, 2026 and 2025:

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2026
February 27, 2026	$9.87	15,199,220	$150,016
May 29, 2026 (1)	$9.77	14,229,101	139,018
August 31, 2026 (2)	$9.77	13,872,176	135,531
Total		43,300,497	$424,565
_________________________________________
(1)We accepted for purchase 14,229,101 shares on a pro rata basis based on the number of tendered shares in accordance with the terms of the offer to repurchase and Rule 13e-4(f)(1) under the Securities Exchange Act of 1934, as amended.
(2)We accepted for purchase 13,872,176 shares on a pro rata basis based on the number of tendered shares in accordance with the terms of the offer to repurchase and Rule 13e-4(f)(1) under the Securities Exchange Act of 1934, as amended.

Date	Price Per Share	Shares Repurchased	Total Cost
Nine months ended September 30, 2025
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
Portfolio and Investment Activity
During the three months ended September 30, 2026, we invested $15.0 million in 16 new portfolio companies, $168.0 million in 92 existing portfolio companies and had $614.7 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $431.7 million for the period.
During the nine months ended September 30, 2026, we invested $323.4 million in 53 new portfolio companies, $761.7 million in 182 existing portfolio companies and had $1.4 billion in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $275.3 million for the period.
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
The following table shows portfolio yield by investment type as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.4%	9.3%	9.4%	9.4%
Unitranche secured loans	10.5	11.0	9.8	10.9
Junior secured loans	8.6	8.6	10.1	10.1
Equity investments	8.7	8.7	8.8	8.8
Total	9.4%	9.3%	9.4%	9.4%
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

The following table shows the composition of our investment portfolio at fair value and as a percentage of our total investments at fair value (in thousands) as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$4,685,848	85.0%	$5,090,861	87.4%
Unitranche secured loans	20,362	0.4	35,414	0.6
Junior secured loans	248,031	4.5	277,025	4.8
Equity investments	559,932	10.1	416,455	7.2
Total	$5,514,173	100.0%	$5,819,755	100.0%
Changes in our portfolio composition between September 30, 2026 and December 31, 2025 resulted primarily from investments in new and existing portfolio companies and portfolio company restructurings, offset by sales and principal repayments. As of September 30, 2026, our yields slightly decreased compared to December 31, 2025, primarily due to decreases in base rates on our loan portfolio.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands) as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Fair Value:
Aerospace & Defense	$56,130	1.0%	$40,434	0.7%
Automotive	64,969	1.2	61,039	1.0
Banking	8,014	0.1	40,681	0.7
Beverage, Food & Tobacco	151,165	2.7	145,549	2.5
Capital Equipment	199,143	3.6	272,138	4.7
Chemicals, Plastics & Rubber	59,892	1.1	53,692	0.9
Construction & Building	223,597	4.1	282,687	4.9
Consumer Goods: Durable	58,121	1.1	54,861	0.9
Consumer Goods: Non-Durable	67,459	1.2	80,235	1.4
Containers, Packaging & Glass	76,364	1.4	57,516	1.0
Energy: Oil & Gas	—	—	133	0.0 *
Environmental Industries	49,107	0.9	100,594	1.7
FIRE: Finance	372,855	6.8	401,245	6.9
FIRE: Insurance	1,983	0.0 *	—	—
FIRE: Real Estate	249,272	4.5	173,367	3.0
Healthcare & Pharmaceuticals	819,832	14.9	822,082	14.1
High Tech Industries	791,751	14.4	768,219	13.2
Hotels, Gaming & Leisure	1,000	0.0 *	122	0.0 *
Media: Advertising, Printing & Publishing	233,617	4.2	324,332	5.6
Media: Broadcasting & Subscription	1,217	0.0 *	523	0.0 *
Media: Diversified & Production	59,109	1.1	88,577	1.5
Retail	15,591	0.3	14,624	0.3
Services: Business	1,260,751	22.9	1,299,308	22.3
Services: Consumer	357,304	6.5	338,841	5.8
Telecommunications	85,490	1.5	122,038	2.1
Transportation: Cargo	167,319	3.0	201,888	3.5
Transportation: Consumer	6,114	0.1	—	—
Utilities: Electric	37,752	0.7	36,030	0.6
Wholesale	39,255	0.7	39,000	0.7
Total	$5,514,173	100.0%	$5,819,755	100.0%
________________________________________________________
*Represents an amount less than 0.1%.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Number of portfolio companies	282	284
Weighted average EBITDA (1)(2)	$32,265	$32,896
Median EBITDA (1)(2)	$18,395	$19,100
Weighted average loan-to-value ("LTV") (3)(4)	37.4%	38.0%
Weighted average leverage (2)(5)	4.20x	4.23x
Weighted average interest coverage ratio ("ICR") (3)(6)	2.82x	2.79x
Percentage of sponsored deals (3)(7)	88.6%	90.0%
Portfolio companies with one or more covenant (8)(9)	99.2%	99.2%
Percentage of debt investments bearing a floating rate (8)	100.0%	100.0%
________________________________________________________
(1)EBITDA refers to adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") in accordance with the underlying governing documents, over the last twelve months as reported by the respective borrower at the time of investment closing. Weighted average EBITDA is weighted based on the fair value of the total applicable investments.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2026 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,016,144	91.0
3	438,921	8.0
4	51,913	0.9
5	7,195	0.1
Total	$5,514,173	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	5,421,533	93.2
3	324,130	5.5
4	73,569	1.3
5	523	0.0 *
Total	$5,819,755	100.0%
________________________________________________________
*Represents an amount less than 0.1%.
As of September 30, 2026, there were 17 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $48.8 million at fair value, or 0.9% of our total investments at fair value at September 30, 2026. As of December 31, 2025, there were 17 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $67.7 million at fair value, or 1.2% of our total investments at fair value at December 31, 2025.

Results of Operations
Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,
	2026	2025
Total investment income	$142,475	$138,698
Total operating expenses, net of fee waivers	82,603	78,463
Net investment income before income taxes	59,872	60,235
Income taxes, including excise taxes	561	63
Net investment income	59,311	60,172
Net realized gain (loss) on investments	(17,689)	(2,606)
Net realized gain (loss) on foreign currency forward contracts	(82)	(71)
Net realized gain (loss) on foreign currency and other transactions	14	7
Net realized gain (loss)	(17,757)	(2,670)
Net change in unrealized gain (loss) on investments	(3,953)	(50,692)
Net change in unrealized gain (loss) on foreign currency forward contracts	62	138
Net unrealized gain (loss) on foreign currency and other transactions	125	1,131
Net change in unrealized gain (loss)	(3,766)	(49,423)
Net increase (decrease) in net assets resulting from operations	$37,788	$8,079

	Nine months ended September 30,
	2026	2025
Total investment income	$440,930	$385,415
Total operating expenses, net of fee waivers	249,765	212,450
Net investment income before income taxes	191,165	172,965
Income taxes, including excise taxes	881	474
Net investment income	190,284	172,491
Net realized gain (loss) on investments	(58,338)	(4,246)
Net realized gain (loss) on foreign currency forward contracts	(248)	(1,201)
Net realized gain (loss) on foreign currency and other transactions	(1,081)	1,236
Net realized gain (loss)	(59,667)	(4,211)
Net change in unrealized gain (loss) on investments	(1,386)	(61,252)
Net change in unrealized gain (loss) on foreign currency forward contracts	395	(2,695)
Net unrealized gain (loss) on foreign currency and other transactions	1,673	(8,895)
Net change in unrealized gain (loss)	682	(72,842)
Net increase (decrease) in net assets resulting from operations	$131,299	$95,438

Investment Income
The composition of our investment income for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30,
	2026	2025
Interest income	$127,150	$126,062
PIK interest income	7,040	6,234
Dividend income (1)	1,351	2,200
Other income	3,333	518
Prepayment gain (loss)	1,462	983
Accretion of discounts and amortization of premiums	2,139	2,701
Total investment income	$142,475	$138,698

	Nine months ended September 30,
	2026	2025
Interest income	$393,948	$350,188
PIK interest income	16,999	15,055
Dividend income (2)	9,139	4,090
Other income	6,714	1,348
Prepayment gain (loss)	4,148	4,262
Accretion of discounts and amortization of premiums	9,982	10,472
Total investment income	$440,930	$385,415
_________________________________________
(1)During the three months ended September 30, 2026 and 2025, dividend income includes PIK dividends of $0.9 million and $0.6 million, respectively.
(2)During the nine months ended September 30, 2026 and 2025, dividend income includes PIK dividends of $2.5 million and $1.5 million, respectively.
Total investment income increased by $3.8 million and $55.5 million during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to an increase in interest income as a result of the increase in average invested assets and an increase in other income. These increases in interest income as a result of the increases in average invested assets were partially offset by declines in effective rates driven primarily by the declines in base rates.
PIK interest income represented 4.9% and 3.9% of total investment income for the three and nine months ended September 30, 2026, respectively. PIK interest income represented 4.5% and 3.9% of total investment income for the three and nine months ended September 30, 2025, respectively. Dividend income represented 0.9% and 2.1% of total investment income for the three and nine months ended September 30, 2026, respectively. Dividend income represented 1.6% and 1.1% of total investment income for the three and nine months ended September 30, 2025, respectively.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30,
	2026	2025
Interest and other debt financing expenses	$54,480	$48,734
Base management fees, net of base management fee waivers (1)	15,166	17,264
Incentive fees (2)	8,473	8,596
Professional fees	1,341	1,243
Administrative service fees	1,389	1,189
General and administrative expenses	1,716	1,400
Directors’ fees	38	37
Total operating expenses, net of fee waivers	$82,603	$78,463

	Nine months ended September 30,
	2026	2025
Interest and other debt financing expenses	$163,406	$132,599
Base management fees, net of base management fee waivers (1)	45,761	47,208
Incentive fees (2)	27,182	23,175
Professional fees	4,023	2,666
Administrative service fees	4,257	3,247
General and administrative expenses	5,023	3,443
Directors’ fees	113	112
Total operating expenses, net of fee waivers	$249,765	$212,450
_________________________________________
(1)Base management fees for the three months ended September 30, 2026 and 2025 were $19.0 million and $17.3 million, respectively. In addition to base management fee reductions pursuant to the 2022 Fee Waiver Letter, MC Advisors elected to voluntarily waive $3.8 million and zero of such base management fees for the three months ended September 30, 2026 and 2025, respectively. Base management fees for the nine months ended September 30, 2026 and 2025 were $57.2 million and $47.2 million, respectively. In addition to base management fee reductions pursuant to the 2022 Fee Waiver Letter, MC Advisors elected to voluntarily waive $11.4 million and zero of such base management fees for the nine months ended September 30, 2026 and 2025, respectively. Such waivers are not subject to recoupment by MC Advisors. Except as provided for in the 2022 Fee Waiver Letter, there is no guarantee that MC Advisors will waive any base management fees in the future.
(2)Incentive fees for the three months ended September 30, 2026 and 2025 were $8.5 million and $8.6 million, comprised of part one incentive fees of $8.5 million and $8.6 million, and part two capital gains fees of zero and zero, respectively. Incentive fees for the nine months ended September 30, 2026 and 2025 were $27.2 million and $23.2 million, comprised of part one incentive fees of $27.2 million and $24.5 million, and part two capital gains fees of zero and a reversal of previously accrued fees of $1.3 million, respectively. See Note 6 to our consolidated financial statements and Capital Gains Incentive Fee for additional information.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,
	2026	2025
Interest expense - Revolving Credit Facility	$3,500	$6,107
Interest expense - SPV Credit Facility	4,659	4,295
Interest expense - SPV II Credit Facility	10,095	5,886
Interest expense - SPV III Credit Facility	2,344	3,137
Interest expense - SPV IV Credit Facility	3,580	5,346
Interest expense - SPV V Credit Facility	3,248	3,828
Interest expense - 2022 ABS	1,871	2,541
Interest expense - 2023 ABS	3,702	3,952
Interest expense - 2025 ABS	6,856	—
Interest expense - July 2028 Notes	651	586
Interest expense - November 2028 Notes	2,355	2,355
Interest expense - December 2028 Notes	2,355	2,355
Interest expense - July 2029 Notes	2,913	2,914
Interest expense - September 2029 Notes	896	896
Interest expense - July 2030 Notes	2,644	2,380
Amortization of debt issuance costs	2,811	2,156
Total interest and other debt financing expenses	$54,480	$48,734
Average debt outstanding	$3,179,376	$2,703,365
Average stated interest rate	6.4%	6.8%

	Nine months ended September 30,
	2026	2025
Interest expense - Revolving Credit Facility	$14,324	$23,111
Interest expense - SPV Credit Facility	12,589	12,442
Interest expense - SPV II Credit Facility	29,344	11,912
Interest expense - SPV III Credit Facility	7,208	7,474
Interest expense - SPV IV Credit Facility	9,954	15,283
Interest expense - SPV V Credit Facility	8,948	6,533
Interest expense - 2022 ABS	6,293	8,250
Interest expense - 2023 ABS	10,999	11,770
Interest expense - 2025 ABS	20,279	—
Interest expense - July 2028 Notes	1,953	586
Interest expense - November 2028 Notes	7,065	7,065
Interest expense - December 2028 Notes	7,065	7,065
Interest expense - July 2029 Notes	8,739	8,740
Interest expense - September 2029 Notes	2,688	2,690
Interest expense - July 2030 Notes	7,945	2,380
Amortization of debt issuance costs	8,013	7,298
Total interest and other debt financing expenses	$163,406	$132,599
Average debt outstanding	$3,252,429	$2,428,495
Average stated interest rate	6.4%	6.9%

Total operating expenses, net of fee waivers, increased by $4.1 million and $37.3 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to an increase in interest and other debt financing expenses from higher average borrowings outstanding to support portfolio growth, partially offset by lower cost of debt primarily driven by a reduced interest rate environment. Despite an increase in average invested assets, base management fees net of fee waivers declined as a result of the voluntary base management fee waiver.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2026, we recorded a net expense on the consolidated statements of operations of $0.3 million and $0.4 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2025, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.4 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2026, we recorded a net tax expense of $0.3 million and $0.5 million, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2025, we recorded a net tax expense of zero and $28 thousand, respectively, on the consolidated statements of operations for these subsidiaries.
Net Realized Gain (Loss)
During the three months ended September 30, 2026 and 2025, sales or dispositions of investments resulted in $(17.7) million and $(2.6) million of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2026 and 2025, sales or dispositions of investments resulted in $(58.3) million and $(4.2) million of net realized gain (loss) on investments, respectively.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2026 and 2025, we had $(0.1) million and $(0.1) million of net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2026 and 2025, we had $(0.2) million and $(1.2) million of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2026 and 2025, we had $14 thousand and $7 thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2026 and 2025, we had $(1.1) million and $1.2 million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended September 30, 2026 and 2025, our investments had $(4.0) million and $(50.7) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2026 and 2025, our investments had $(1.4) million and $(61.3) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three and nine months ended September 30, 2026, the net change in unrealized loss on investments was primarily driven by the impact of mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale. The net change in unrealized loss was partially offset by the reversal of prior period mark-to-market declines on certain investments that were realized upon sale or restructuring during the period, resulting in the reversal of previously recorded unrealized losses. As a result, a portion of the realized losses on investments recognized during the three and nine months ended September 30, 2026 relates to these certain investments that had been previously marked down and does not represent new fair market value declines in the current period.
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
For the three months ended September 30, 2026 and 2025, our foreign currency forward contracts had $0.1 million and $0.1 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2026 and 2025, our foreign currency forward contracts had $0.4 million and $(2.7) million of net change in unrealized gain (loss), respectively.
For the three months ended September 30, 2026 and 2025, our foreign currency and other transactions had $0.1 million and $1.1 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2026 and 2025, our foreign currency and other transactions had $1.7 million and $(8.9) million of net change in unrealized gain (loss), respectively. Net unrealized gains (losses) on foreign currency and other transactions primarily relate to our foreign currency borrowings.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $37.8 million and $8.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2026 and 2025, our per share net increase (decrease) in net assets resulting from operations was $0.14 and $0.03, respectively.
For the nine months ended September 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $131.3 million and $95.4 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2026 and 2025, our per share net increase (decrease) in net assets resulting from operations was $0.46 and $0.41, respectively.
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

As of September 30, 2026, we had $23.8 million in cash and cash equivalents and $139.7 million in restricted cash and cash equivalents. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiaries and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of our earnings. As of September 30, 2026, restricted cash and cash equivalents at each wholly-owned financing subsidiary and debt outstanding by facility consisted of the following:

	Restricted Cash and Cash Equivalents	Principal Amount of Debt Outstanding
Revolving Credit Facility	n/a	$127,732
MC Income Plus Financing SPV LLC ("SPV")	$17,117	318,000
MC Income Plus Financing SPV II LLC ("SPV II")	38,471	690,000
MC Income Plus Financing SPV III LLC ("SPV III")	8,478	157,800
MC Income Plus Financing SPV IV LLC ("SPV IV")	11,661	225,700
MC Income Plus Financing SPV V LLC ("SPV V")	9,531	184,100
Monroe Capital Income Plus ABS Funding, LLC ("2022 Issuer")	40,059	172,077
Monroe Capital Income Plus ABS Funding II, LLC ("2023 Issuer")	6,225	209,100
Monroe Capital Income Plus ABS Funding III, LLC ("2025 Issuer")	8,149	415,000
July 2028 Notes	n/a	42,000
November 2028 Notes	n/a	100,000
December 2028 Notes	n/a	100,000
July 2029 Notes	n/a	156,000
September 2029 Notes	n/a	48,000
July 2030 Notes	n/a	161,000
Total	$139,691	$3,106,509
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on aggregate borrowings outstanding was 184% and 188%, respectively.
Cash Flows
For the nine months ended September 30, 2026, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(52.7) million. For the nine months ended September 30, 2026, operating activities provided $416.4 million, primarily as a result of proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income partially offset by purchases of portfolio investments. For the nine months ended September 30, 2026, financing activities used $469.1 million, primarily as a result of net repayments on our debt facilities and the repurchases of common stock and distributions to stockholders partially offset by proceeds from issuances of common stock.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board, including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. To date, neither our Board nor our stockholders have approved the sale of our shares at a price below the then-current NAV per share of our common stock. As of September 30, 2026 and December 31, 2025, we had 269,863,125 and 286,677,222 shares outstanding, respectively.
Distributions
Until October 2025, the Board declared and the Company paid distributions on a quarterly basis. Beginning in October 2025, to the extent that we have taxable income available, and subject to approval by the Board, we have made, and intend to make monthly distributions to our stockholders. Distributions to stockholders are recorded on the applicable record date. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to stockholders for the three and nine months ended September 30, 2026 totaled $56.4 million ($0.20 per share) and $180.1 million ($0.63 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2025 totaled $66.4 million ($0.26 per share) and $182.3 million ($0.79 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2026, no portion of these distributions would have been characterized as a return of capital to stockholders.
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

Borrowings
Our outstanding debt as of September 30, 2026 was as follows (in thousands):

	September 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
Revolving Credit Facility (4)	$845,000	$127,732	$121,126	$6,606
SPV Credit Facility	575,000	318,000	313,577	4,423
SPV II Credit Facility	690,000	690,000	686,663	3,337
SPV III Credit Facility	200,000	157,800	156,842	958
SPV IV Credit Facility	400,000	225,700	221,506	4,194
SPV V Credit Facility	400,000	184,100	180,210	3,890
2022 ABS (5)	172,077	172,077	172,077	—
2023 ABS (6)	209,100	209,100	207,975	1,125
2025 ABS (7)	415,000	415,000	412,531	2,469
July 2028 Notes	42,000	42,000	41,619	381
November 2028 Notes	100,000	100,000	99,492	508
December 2028 Notes	100,000	100,000	99,492	508
July 2029 Notes	156,000	156,000	155,184	816
September 2029 Notes	48,000	48,000	47,749	251
July 2030 Notes	161,000	161,000	159,556	1,444
Total	$4,513,177	$3,106,509	$3,075,599	$30,910
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of September 30, 2026, we had unused availability across all borrowing facilities totaling $507.6 million.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
(4)Principal amount outstanding includes borrowings denominated in foreign currencies converted at the period end exchange rate.
(5)As of September 30, 2026, the 2022 Class C Notes and 2022 Subordinated Notes (each as defined below) totaling $20.3 million and $82.9 million, respectively, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(6)As of September 30, 2026, the 2023 Subordinated Notes (as defined below) totaling $45.9 million, are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.
(7)As of September 30, 2026, the 2025 Subordinated Notes (as defined below) totaling $85.0 million are excluded from the total aggregate principal amount committed/outstanding amount as these notes are eliminated in consolidation.

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
Credit Facilities
Revolving Credit Facility
On October 20, 2023, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), as amended from time to time, with ING Capital, LLC, as administrative agent and joint lead arranger. The initial principal amount of the Revolving Credit Facility was $295.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision permitting increases to the total facility amount up to $800.0 million, subject to the satisfaction of certain conditions. Through various amendments to the Revolving Credit Agreement, we have increased the facility amount multiple times under the accordion and more recently through an amendment to $845.0 million of aggregate commitments as of September 30, 2026.

On November 25, 2025, we amended the Revolving Credit Facility to, among other things, (i) extend the expiration of the revolver availability period from October 31, 2028 to November 25, 2029, (ii) extend the stated maturity date from October 31, 2029 to November 25, 2030, (iii) increase the total facility size to an aggregate amount of $845.0 million, (iv) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1.1 billion, (v) reduce the applicable margin (a) with respect to any alternate base rate ("ABR") Loan (as described in the Revolving Credit Agreement), from 1.25% to 1.00% per annum (b) with respect to any SOFR Loan, CORRA Loan, Eurocurrency Loan or Risk Free Rate ("RFR") Loan, from 2.25% to 2.00% per annum, (vi) remove the Rating Condition (as described in the Revolving Credit Agreement) on the applicable margin, (vii) increase the minimum obligors’ net worth test, and (viii) reduce the unused commitment fee to (i) 0.50% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are less than or equal to 35% of the facility amount and (ii) 0.375% per annum on any unused portion of the Revolving Credit Facility when the outstanding borrowings are greater than 35% of the facility amount.
As of September 30, 2026 and December 31, 2025, we had outstanding U.S. dollar borrowings under the Revolving Credit Facility of $33.0 million and $521.8 million, respectively, and non-U.S. dollar borrowings denominated in Australian dollars of AUD 40.0 million ($27.8 million in U.S. dollars) and AUD 40.0 million ($26.7 million in U.S. dollars), respectively, and Great Britain pounds of £27.0 million ($35.8 million in U.S. dollars) and £40.0 million ($53.9 million in U.S. dollars), respectively, and Euros of €27.5 million ($31.1 million in U.S. dollars) and €27.5 million ($32.3 million in U.S. dollars), respectively. The borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. The borrowings denominated in foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.1 million and $1.7 million for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $(8.9) million for the three and nine months ended September 30, 2025, respectively.
After the November 25, 2025 amendment, advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, (a) in the case of any U.S. dollar advances, (i) 1.00% per annum plus an ABR (as described in the Revolving Credit Agreement) or (ii) 2.00% per annum plus Term SOFR, (b) in the case of any foreign currency advances (other than Pounds Sterling), 2.00% per annum plus the applicable benchmark rate and (c) in the case of any Pounds Sterling advances, 2.00% per annum plus the Daily Simple Risk Free Rate, in each case, depending on the nature of the advances being requested under the Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 5.8%, respectively.
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
As of September 30, 2026 and December 31, 2025, we were in compliance with all covenants and other requirements of the Revolving Credit Agreement.
SPV Credit Facilities
SPV Credit Facility
We have a $575.0 million senior secured revolving credit facility (the “SPV Credit Facility”), as amended from time to time, with KeyBank National Association, as agent, through our wholly-owned subsidiary, the SPV. Our ability to borrow under the SPV Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 72% of the principal balance of our portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 67%. On February 10, 2026, we entered into an amendment to the SPV Credit Facility to, among other things, (i) increase the total facility amount from an aggregate amount of $450.0 million to an aggregate amount of $575.0 million; (ii) increase the maximum total facility amount contemplated by the accordion provision to permit increases to a total facility amount of up to $1.0 billion; (iii) reduce the applicable interest rate to borrowings under the agreement by 0.50% per annum; (iv) extend the reinvestment period to February 10, 2029; (v) extend the maturity date to February 10, 2031; and (vi) reduce the unused commitment fee to 0.35% per annum on any unused portion of the SPV Credit Facility.
Distributions from the SPV to us are limited by the terms of the SPV Credit Facility, which generally allows for the distribution of net interest income pursuant to a waterfall quarterly during the reinvestment period. As of September 30, 2026 and December 31, 2025, the fair value of our investments that were held in the SPV as collateral for the SPV Credit Facility was $614.9 million and $583.7 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
After the February 10, 2026 amendment, and during the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR (one or three month, at the SPV’s option and subject to a SOFR minimum of 0.50%) plus a margin ranging from 1.90% to a maximum of 2.20%, depending on the level of utilization of the facility and the number of obligors of eligible loans pledged as collateral in the SPV. After the reinvestment period, borrowings under the SPV Credit Facility bear interest at an annual rate of SOFR plus 2.50%. In addition to the stated interest rate on borrowings, the SPV is required to pay an unused commitment fee of 0.35% per annum on any unused portion of the SPV Credit Facility. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.6% and 6.3%, respectively.
Borrowings under the SPV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, we and SPV were in compliance with all covenants and other requirements of the agreement governing the SPV Credit Facility.

SPV II Credit Facility
On December 20, 2022, we entered into a senior secured term credit facility (the "SPV II Credit Facility") with KeyBank National Association, as lead arranger and administrative agent, through a special purpose wholly-owned subsidiary, SPV II. The SPV II Credit Facility initially allowed SPV II to borrow an aggregate principal amount of $100.0 million, and included an accordion feature, which allowed us, under certain circumstances, to increase the total size of the facility upon request to the administrative agent and with the consent of one or more increasing or additional lenders. On August 6, 2025, we entered into an amendment (the “SPV II Amendment”) to the SPV II Credit Facility. The SPV II Amendment amended the SPV II Credit Facility to, among other things, (i) increase the total facility amount to up to $690.0 million; (ii) add an unused fee rate of 0.35%; (iii) implement a reinvestment period through August 6, 2027; (iv) extend the maturity date to August 6, 2028; and (v) reduce the applicable interest rate from SOFR plus 2.40% to SOFR plus 2.05% per annum during the reinvestment period and SOFR plus 3.25% per annum after the reinvestment period. As of September 30, 2026 and December 31, 2025, the fair value of our investments held in SPV II as collateral for the SPV II Credit Facility was $1.0 billion and $918.3 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV II Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 0.50%) plus an applicable margin rate of 2.05% per annum during the reinvestment period and 3.25% per annum after the reinvestment period. The SPV II Credit Facility matures on August 6, 2028, unless sooner terminated in accordance with its terms. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 5.9%, respectively.
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
As of September 30, 2026 and December 31, 2025, we and SPV II were in compliance with all covenants and other requirements of the agreement governing the SPV II Credit Facility.
SPV III Credit Facility
On March 28, 2024, we entered into a senior secured revolving credit facility (the "SPV III Credit Facility") with Goldman Sachs Bank USA, as administrative agent, through a special purpose wholly-owned subsidiary, SPV III. The SPV III Credit Facility initially allowed SPV III to borrow an aggregate principal amount of $100.0 million, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $250.0 million upon request to the administrative agent and with consent of the lenders. On March 7, 2025, we amended the SPV III Credit Facility to increase the facility amount to $200.0 million. Our ability to borrow under the SPV III Credit Facility is subject to certain financial and restrictive covenants as well as availability under the borrowing base, which permits us to borrow up to 70% of the principal balance of its portfolio company investments depending on the type of investment. Under the terms of the SPV III Credit Facility, the SPV III is permitted to reinvest available cash and make new borrowings under the SPV III Credit Facility through April 5, 2027. The maturity date of the SPV III Credit Facility is April 5, 2029, unless sooner terminated in accordance with its terms. As of September 30, 2026 and December 31, 2025, the fair value of investments that were held in the SPV III as collateral for the SPV III Credit Facility was $369.4 million and $266.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
Borrowings under the SPV III Credit Facility bear interest at Adjusted Term SOFR (subject to a SOFR minimum of 1.00%) plus an applicable margin rate of 1.95% per annum. In addition to the stated interest rate on borrowings, the SPV III is required to pay an unused commitment fee of (i) 0.75% per annum on any unused portion of the SPV III Credit Facility through September 5, 2024 and (ii) 0.50% per annum on any unused portion of the SPV III Credit Facility after September 5, 2024. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 5.7%, respectively.

Borrowings under the SPV III Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, we and SPV III were in compliance with all covenants and other requirements of the agreement governing the SPV III Credit Facility.
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
Under the terms of the SPV IV Credit Facility, as amended from time to time, SPV IV is permitted to reinvest available cash and make new borrowings under the SPV IV Credit Facility through March 17, 2029. The SPV IV Credit Facility matures on March 17, 2031, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of the administrative agent following the occurrence of an event of default thereunder. Borrowings under the SPV IV Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV IV Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV IV Credit Facility of up to 75%. Undrawn capacity under the SPV IV Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV IV Credit Facility. As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV IV as collateral for the SPV IV Credit Facility was $415.8 million and $399.5 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV IV Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV IV Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV IV. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.8% and 5.9%, respectively.
Borrowings under the SPV IV Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, we and SPV IV were in compliance with all covenants and other requirements of the agreement governing the SPV IV Credit Facility.
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

Under the terms of the SPV V Credit Facility, as amended from time to time, SPV V is permitted to reinvest available cash and make new borrowings under the SPV V Credit Facility through March 17, 2029. The SPV V Credit Facility matures on March 17, 2031, unless terminated earlier at our election, subject to the payment of a customary prepayment fee, or at the election of CONA following the occurrence of an event of default thereunder. Borrowings under the SPV V Credit Facility bear interest at SOFR plus an applicable margin rate of 1.85% per annum. Advances under the SPV V Credit Facility are subject to availability governed by a borrowing base comprised of eligible loan assets, which receive advance rates under the SPV V Credit Facility of up to 75%. Undrawn capacity under the SPV V Credit Facility is subject to a non-usage fee of between 0.25% and 0.75% per annum on such undrawn capacity, depending on the level of usage of the SPV V Credit Facility. As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the SPV V as collateral for the SPV V Credit Facility was $346.2 million and $301.8 million, respectively, and these investments are identified on the accompanying consolidated schedules of investments.
The SPV V Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type. The SPV V Credit Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; voluntary or involuntary bankruptcy proceedings; and change of control of SPV V. As of September 30, 2026 and December 31, 2025, the outstanding borrowings were accruing at a weighted average interest rate of 5.9% and 5.8%, respectively.
Borrowings under the SPV V Credit Facility remain subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2026 and December 31, 2025, we and SPV V were in compliance with all covenants and other requirements of the agreement governing the SPV V Credit Facility.
Asset-Backed Securitizations
2022 Asset-Backed Securitization
On April 7, 2022, we completed a $425.0 million asset-backed securitization (the “2022 ABS”). The notes offered in the 2022 ABS were issued by the 2022 Issuer, a wholly-owned subsidiary, and are secured by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $261.4 million of Class A Senior Secured Notes, which bear interest at 4.05% (the “2022 Class A Notes”), $44.6 million of Class B Senior Secured Notes, which bear interest at 5.15% (the “2022 Class B Notes”) and $36.1 million of Class C Senior Secured Notes, which bear interest at 7.75% (the “2022 Class C Notes” and collectively with the 2022 Class A Notes and the 2022 Class B Notes, the “2022 Secured Notes”) and $82.9 million of Subordinated Notes, which do not bear interest (the “2022 Subordinated Notes” and, together with the 2022 Secured Notes, the “2022 Notes”). We retained all of the 2022 Class C Notes and the 2022 Subordinated Notes. The 2022 Class A Notes and the 2022 Class B Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of both September 30, 2026 and December 31, 2025, the 2022 Class C Notes and the 2022 Subordinated Notes were eliminated in consolidation.
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
As of September 30, 2026 and December 31, 2025, the fair value of our investments held in the 2022 Issuer as collateral was $226.0 million and $312.3 million, respectively, and these investments are identified on the accompanying consolidated schedule of investments. As of both September 30, 2026 and December 31, 2025, the 2022 Class A Notes were accruing at a weighted average interest rate of 4.1%. As of both September 30, 2026 and December 31, 2025, the 2022 Class B Notes were accruing at a weighted average interest rate of 5.2%.
Distributions from the 2022 Issuer to us are limited by the terms of the indenture governing the 2022 ABS, which generally allows for the payment of interest on the 2022 Secured Notes and the distribution of remaining net interest income to the holders of the 2022 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of September 30, 2026 and December 31, 2025, we and the 2022 Issuer were in compliance with covenants and requirements of the indenture and loan agreement governing the 2022 ABS.

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
On November 21, 2024, we and the 2023 Issuer amended the 2023 ABS to, among other things, (a) refinance the issued 2023 Class A Notes by redeeming in full the $160.8 million of 2023 Class A Notes and issuing new Class A Senior Secured Notes in an aggregate principal amount of $163.2 million which bear interest at Term SOFR plus 2.35% (the "2023 Class A-R Notes"), (b) refinance the issued 2023 Class B Notes by redeeming in full the $25.1 million of 2023 Class B Notes and issuing new Class B Senior Secured Notes in an aggregate principal amount of $25.5 million which bear interest at 8.81% (the "2023 Class B-R Notes"), (c) issue new Class C Senior Secured Notes in an aggregate principal amount of $20.4 million which bear interest at 11.95% (the "2023 Class C-R Notes" and collectively with the 2023 Class A-R Notes and 2023 Class B-R Notes, the “2023-R Secured Notes”), (d) reduce the outstanding principal balance of the 2023 Subordinated Notes from $65.3 million to $45.9 million, and (e) extend the maturity dates of the 2023-R Secured Notes and the 2023 Subordinated Notes to November 22, 2035 (the Subordinated Notes, together with the 2023-R Secured Notes, the "2023-R Notes"). The 2023-R Secured Notes were issued through a private placement and we continued to retain all of the 2023 Subordinated Notes for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the original closing date. The 2023 Secured Notes and the 2023-R Secured Notes are included as debt on the consolidated statements of assets and liabilities. As of both September 30, 2026 and December 31, 2025, the 2023 Subordinated Notes were eliminated in consolidation.
As of September 30, 2026 and December 31, 2025, the 2023 Class A-R Notes were accruing at a weighted average interest rate of 6.1% and 6.2%, respectively. As of both September 30, 2026 and December 31, 2025, the 2023 Class B-R Notes were accruing at a weighted average interest rate of 8.8%. As of both September 30, 2026 and December 31, 2025, the 2023 Class C-R Notes were accruing at a weighted average interest rate of 12.0%.
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
As of September 30, 2026 and December 31, 2025, the fair value of investments that were held in the 2023 Issuer as collateral was $255.5 million and $252.0 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2023 Issuer to us are limited by the terms of the indenture governing the 2023 ABS, which generally allows for the payment of interest on the 2023 Secured Notes and the distribution of remaining net interest income to the holders of the 2023 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of September 30, 2026 and December 31, 2025, we and the 2023 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2023 ABS.

2025 Asset-Backed Securitization
On December 18, 2025, we completed a $500.0 million asset-backed securitization (the “2025 ABS”). The notes offered in the 2025 ABS were executed through a private placement and were issued by the 2025 Issuer, a wholly-owned subsidiary, and were secured by a diversified portfolio of middle market loans and recurring revenue loans. The transaction was executed through a private placement of $320.0 million of Class A Senior Secured Notes, which bear interest at Term SOFR plus 2.00% (the “2025 Class A Notes”), $55.0 million of Class B Senior Secured Notes, which bear interest at Term SOFR plus 4.00% (the “2025 Class B Notes”), $40.0 million of Class C Senior Secured Notes, which bear interest at Term SOFR plus 7.00% (the "2025 Class C Notes" and collectively with the "2025 Class A Notes" and "2025 Class B Notes", the “2025 Secured Notes”) and $85.0 million of Subordinated Notes, which do not bear interest (the “2025 Subordinated Notes” and, together with the 2025 Secured Notes, the “2025 Notes”). We retained all of the 2025 Subordinated Notes. The 2025 Notes were retained for the purpose of satisfying the risk retention requirements pursuant to a subordinated note purchase agreement entered into as of the Closing Date. The 2025 Secured Notes are included as debt on the accompanying consolidated statements of assets and liabilities. As of September 30, 2026 and December 31, 2025, the 2025 Subordinated Notes were eliminated in consolidation.
As of both September 30, 2026 and December 31, 2025, the 2025 Class A Notes were accruing at a weighted average interest rate of 5.7%. As of both September 30, 2026 and December 31, 2025, the 2025 Class B Notes were accruing at a weighted average interest rate of 7.7%. As of both September 30, 2026 and December 31, 2025, the 2025 Class C Notes were accruing at a weighted average interest rate of 10.7%.
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
As of September 30, 2026 and December 31, 2025, the fair value of investments of the Company that were held in the 2025 Issuer as collateral was $496.8 million and $486.8 million, respectively, and these investments are identified on the consolidated schedule of investments.
Distributions from the 2025 Issuer to us are limited by the terms of the indenture governing the 2025 ABS, which generally allows for the payment of interest on the 2025 Secured Notes and the distribution of remaining net interest income to the holders of the 2025 Subordinated Notes pursuant to a waterfall quarterly during the reinvestment period.
As of September 30, 2026 and December 31, 2025, the Company and the 2025 Issuer were in compliance with all covenants and other requirements of the indenture and loan agreement governing the 2025 ABS.
Unsecured Notes
We issued unsecured notes, as further described below: July 2028 Notes, November 2028 Notes, December 2028 Notes, July 2029 Notes, September 2029 Notes and July 2030 Notes, (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
As of September 30, 2026 and December 31, 2025, we were in compliance with all covenants and other requirements of the respective note purchase agreements governing each of the Unsecured Notes.
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

Interest on the July 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2028 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2028 Note Purchase Agreement) applicable to July 2028 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2028 Notes, together with interest on such July 2028 Notes accrued to, but excluding, the date of prepayment. The July 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2026 and December 31, 2025, the Company had $42.0 million in aggregate principal amount of July 2028 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the July 2028 Notes were accruing at a weighted average interest rate of 6.2%.
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

Interest on the November 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The November 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the November 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The November 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2026 and December 31, 2025, we had $100.0 million in aggregate principal amount of November 2028 Notes outstanding.
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
As of both September 30, 2026 and December 31, 2025, the November 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the December 2028 Notes is due semiannually on May 15 and November 15 each year, beginning on May 15, 2024. The December 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the December 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The December 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2026 and December 31, 2025, we had $100.0 million in aggregate principal amount of December 2028 Notes outstanding.

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
As of both September 30, 2026 and December 31, 2025, the December 2028 Notes were accruing at a weighted average interest rate of 9.4%.
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
Interest on the July 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The July 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of July 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2029 Note Purchase Agreement) applicable to July 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2029 Notes, together with interest on such July 2029 Notes accrued to, but excluding, the date of prepayment. The July 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2026 and December 31, 2025, we had $156.0 million in aggregate principal amount of July 2029 Notes outstanding.

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
As of both September 30, 2026 and December 31, 2025, the July 2029 Notes were accruing at a weighted average interest rate of 7.5%.
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
Interest on the September 2029 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2024. The September 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of September 2029 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the September 2029 Note Purchase Agreement) applicable to September 2029 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of September 2029 Notes, together with interest on such September 2029 Notes accrued to, but excluding, the date of prepayment. The September 2029 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2026 and December 31, 2025, we had $48.0 million in aggregate principal amount of September 2029 Notes outstanding.

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
As of both September 30, 2026 and December 31, 2025, the September 2029 Notes were accruing at a weighted average interest rate of 7.5%.
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
Interest on the July 2030 Notes is due semiannually on May 15 and November 15 each year, beginning on November 15, 2025. The July 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon notice, in an amount not less than 10% of the aggregate principal amount of 2030 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the Prepayment Settlement Amount (as defined in the July 2030 Note Purchase Agreement) applicable to July 2030 Notes determined for the prepayment date with respect to such principal amount. In addition, we are obligated to offer to prepay 100% of the principal amount of July 2030 Notes, together with interest on such July 2030 Notes accrued to, but excluding, the date of prepayment. The July 2030 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of both September 30, 2026 and December 31, 2025, the Company had $161.0 million in aggregate principal amount of July 2030 Notes outstanding.

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
As of both September 30, 2026 and December 31, 2025, the July 2030 Notes were accruing at a weighted average interest rate of 6.6%.

Related Party Transactions
We have a number of business relationships with affiliated or related parties, including the following:
•We have an Amended Investment Advisory Agreement with MC Advisors, an investment adviser registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.
•We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.
•On August 7, 2025, we entered into an Asset Purchase Agreement with MRCC and MC Advisors pursuant to which we completed the Asset Purchase of MRCC on April 14, 2026. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Asset Purchase.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of September 30, 2026 and December 31, 2025, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $876.0 million and $1.2 billion, respectively. We believe that our available cash balances and/or ability to draw on existing credit facilities or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of September 30, 2026. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of September 30, 2026, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. Further, floating rate assets remain structurally advantaged by allowing investors to capture higher-for-longer base rates in current income while sidestepping the mark-to-market volatility inherent in fixed rate exposures. Throughout the first three quarters of 2026, the middle market experienced spread widening across all EBITDA segments, while leverage and loan-to-value attachment points continued to decrease. Notably, total equity contributions in middle market leveraged buyout deals in the third quarter of 2026 were up over 4% compared to the same period the prior year.(2) This dynamic continues to offer middle market direct lenders an opportunity to generate compelling risk-adjusted returns for investors. Despite a modest rebound in sponsored direct lending volumes in the third quarter of 2026, overall middle market deal activity has declined year over year throughout the first nine months of 2026, as lower M&A and refinancing volumes continue to reflect the uncertainty around interest rates and geopolitical conflict in the Middle East. In more tempered leveraged buyout and refinancing environments, scaled lenders can seek to deploy capital through incumbency lending, supporting existing portfolio companies that have demonstrated strong performance. This was evidenced by the uptick in middle market financing for add-on acquisition activity in the third quarter.(2) The combination of widening spreads, lower loan-to-value attachment points (supported by increased equity contributions from sponsors), and lower average leverage, more notably in the lower middle market, continue to present lender-favorable financing conditions. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is positioned well to navigate the potential risks noted above. Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
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
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – September 2026.
(2)LSEG LPC’s 3Q26 Sponsored Middle Market Private Deals Analysis – October 2026.

Recent Developments
Stock Issuances: On October 1, 2026, we sold 839,725 shares for aggregate consideration of $8.1 million. On November 2, 2026, we received proceeds of $8.3 million related to an additional share issuance to bring the total consideration we have received for stock issuances subsequent to September 30, 2026 to $16.4 million.
Distributions: On October 20, 2026, the Board declared a distribution of $0.068 per share, which was paid on October 28, 2026 to stockholders of record as of October 21, 2026. The total distribution paid was $18.4 million, $8.1 million of which was reinvested pursuant to the Second Amended and Restated DRIP at a NAV per share of $9.70.
Share Repurchases: On October 28, 2026, we commenced our normal course quarterly tender offer pursuant to the Share Repurchase Program. We offered to purchase up to 13,493,156 shares of our issued and outstanding common stock. This amount represents approximately 5.0% of our common stock outstanding as of September 30, 2026. The tender offer is for a price per share equal to the net asset value per share of our common stock on October 31, 2026, which represents the per share price of our common stock sold in the most recent closing of our offering prior to the expiration of the tender offer. The tender offer will expire at 11:59 P.M., Eastern Time, on November 30, 2026, unless otherwise extended.
We feel comfortable with our current state of liquidity and our liquidity management program. Subsequent to September 30, 2026, we have had net capital inflows totaling $24.5 million, comprised of (i) the issuance of shares in connection with our private offerings of $16.4 million and (ii) the issuances of shares under the DRIP of $8.1 million.
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

Non-accrual
Debt or preferred equity investments are placed on non-accrual status on a prospective basis when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in our judgment are likely to remain current. To the extent a debt or preferred equity investment is restructured, non-accrual status is reassessed post-restructuring in line with this non-accrual policy. We may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest.
Valuation of Portfolio Investments
Pursuant to SEC Rule 2a-5 under the 1940 Act, the Board has designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms, which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
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
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent comparable transactions, public-market equivalents, credit indices, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. This includes calibration analysis from the initial closing of the investment and a reassessment of the inputs to the valuation model as market conditions and individual portfolio company performance change. Our active portfolio monitoring process assists in identifying any material changes in underlying portfolio company financial performance that may not yet be readily apparent through the financial performance reporting by the portfolio company, as those results may be received from the portfolio company on a lag from the fair value measurement date.
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
As of September 30, 2026, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation policies and procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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
During both the three and nine months ended September 30, 2026, there were zero accrued capital gains incentive fees on our portfolio. There were no payables to MC Advisors for capital gains incentive fees for both the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, we reversed previously accrued capital gains incentive fees of zero and $1.3 million, respectively, based on unrealized losses on our portfolio. During both the three and nine months ended September 30, 2025, zero was payable to MC Advisors as a result of realized gains.
New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. We are currently evaluating the impact of adopting ASU 2024-03; however, we do not expect a material impact on our consolidated financial statements.
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies within the scope of ASC Topic 946 to incorporate contractual sale restrictions into the fair value measurement of equity securities and disclose the related discount. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2026-03; however, we do not expect a material impact on our consolidated financial statements.

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
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by MC Advisors, as the Valuation Designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the nine months ended September 30, 2026 for more information relating to our investment valuation.
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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(135,636)	$(62,923)	$(72,713)
Down 200 basis points	(94,736)	(41,949)	(52,787)
Down 100 basis points	(47,703)	(20,974)	(26,729)
Up 100 basis points	48,994	20,974	28,020
Up 200 basis points	97,989	41,949	56,040
Up 300 basis points	146,983	62,923	84,060
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD), Canadian dollars (CAD), Euros (EUR) and Great Britain pounds (GBP)) related to certain investments and borrowings through our Revolving Credit Facility. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our Revolving Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2026, we had foreign currency forward contracts in place for AUD 36.4 million, CAD 32.0 million, EUR 4.9 million and GBP 6.1 million associated with future principal and interest payments on certain investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we, our executive officers, directors and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of September 30, 2026, we were not subject to any material pending legal proceedings.
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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026. There have been no material changes known to us during the quarter ended September 30, 2026 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following tables summarize the issuance of shares during the nine months ended September 30, 2026, par value $0.001 per share:

Date	Price Per Share	Shares Issued	Proceeds (in thousands)
Nine months ended September 30, 2026
January 2, 2026	$9.87	4,690,159	$46,292
February 2, 2026	$9.87	2,597,869	25,641
March 2, 2026	$9.80	2,876,264	28,187
April 1, 2026	$9.78	2,014,437	19,701
May 1, 2026	$9.77	1,174,995	11,480
June 1, 2026	$9.77	1,222,087	11,939
July 1, 2026	$9.77	1,145,836	11,195
August 3, 2026	$9.77	1,664,638	16,264
September 1, 2026	$9.75	964,518	9,404
Total		18,350,803	$180,103
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: November 6, 2026	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Income Plus Corporation

Date: November 6, 2026	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Income Plus Corporation